Form 10-Q
period 1996-03-31
DIGITAL RECORDERS INC
filed 1996-05-13
CIK 853695

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.
                  For the Quarterly Period Ended March 31, 1996
                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.
          For the transition period from ___________ to ______________

                         Commission file number 1-13408

                             DIGITAL RECORDERS, INC.
           (Name of small business issuer as specified in its charter)

          North Carolina                                 56-1362926
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
 of incorporation or organization)

                        4900 Prospectus Drive, Suite 1000
                Research Triangle Park, North Carolina 27709-4068
                    (Address of principal executive offices)

                                 (919) 361-2155
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

                                     Yes No

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
                   Common stock: 2,674,075 shares outstanding
                              as of April 30, 1996

Transitional Small Business Disclosure Format (check one);

                                    Yes No X

                          PART I FINANCIAL INFORMATION





         ITEM 1.  FINANCIAL STATEMENTS


                          Index to Financial Statements



Item                                                                       Page

Financial Statements:

   Balance Sheets ...................................................        3
   Statements of Operations...........................................       4
   Statements of Cash Flows...........................................       5
   Notes to Financial Statements......................................       7

                             DIGITAL RECORDERS, INC.


                                 Balance Sheets




                                                                                      March 31, 1996              December 31,
                                              Assets                                      (unaudited)               1995

Current assets:
   Cash and cash equivalents                                                        $       909,170               1,175,775
Investments                                                                               1,957,307               2,113,030
Trade accounts receivable                                                                 1,752,327               1,828,726
   Other receivables                                                                        120,368                 118,173
   Inventories                                                                            1,180,442               1,087,503
   Prepaids and other current assets                                                         49,491                  78,151
                                                                                         ----------               ---------
            Total current assets                                                          5,969,105               6,401,358
                                                                                         ----------               ---------
Property and equipment, net                                                                 303,594                 311,120
Goodwill, net                                                                             1,637,528               1,666,944
Intangible Assets, net                                                                      238,882                 252,227
Other assets                                                                                  7,100                   6,901
                                                                                         ----------               ---------
                                                                                      $   8,156,209               8,638,550
                                                                                         ==========               =========
            Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                                  $      334,880                 340,778
   Accrued expenses                                                                         210,896                 135,282
   Accrued commissions                                                                      101,438                  97,340
   Accrued warranty reserve                                                                 102,770                 111,462
   Current portion of long-term debt                                                         -                      709,000
   Dividends payable                                                                         68,400                  54,900
                                                                                         ----------               ---------
             Total current liabilities                                                      818,384               1,448,762
                                                                                         ----------               ---------

             Total liabilities                                                              818,384               1,448,762
                                                                                         ----------               ---------




Stockholders' equity:
   Series AAA Redeemable,  Nonvoting Preferred Stock, $.10 par value, 20,000 shares authorized; 354 shares issued and outstanding
     at March 31, 1996 and December 31, 1995                                                    35                      35
   Common stock, $.10 par value, 10,000,000 shares authorized;
     2,674,075 shares issued and outstanding at March 31, 1996
     and December 31, 1995.                                                                267,407                 267,407
   Additional paid-in capital                                                           12,552,708              12,552,708
   Property held for resale                                                               (550,000)               (550,000)
   Accumulated deficit                                                                  (4,932,325)             (5,080,362)
                                                                                        -----------             ----------
            Net stockholders' equity                                                      7,337,825               7,189,788
                                                                                        -----------             ----------
                                                                                      $   8,156,209               8,638,550
                                                                                        ===========             ===========





See accompanying notes to financial statements.

                             DIGITAL RECORDERS, INC.

                            Statements of Operations
                                   (Unaudited)


                                                      Three Months Ended
                                                          March 31,
                                                    1996             1995
                                                -----------        --------
Net sales                                     $   1,750,568         757,007
Cost of sales                                       763,787         453,694
                                                -----------        --------
         Gross profit                               986,781         303,313

Selling, general and administrative expenses        746,549         545,202
Research and development expenses                    87,732          57,683
                                                -----------        --------

         Operating profit (loss)                    152,500        (299,572)

Other income (expense):
     Interest income                                 47,992          88,118
     Interest expense                                (2,630)         (9,060)
                                                 ----------         -------
         Total other income (expense)                45,362          79,058
                                                 ----------         --------

         Income (loss) before income taxes          197,862        (220,514)
Income tax expense                                   10,000               -
                                                -----------        --------
         Net income (loss)                     $    187,862        (220,514)
                                               ============        =========
Net income (loss) per common and common
  equivalent share                             $       0.06           (0.09)
                                               ============        =========
Weighted average number of common and common
   equivalent shares outstanding                  2,674,075       2,622,499
                                               ------------       ----------
See accompanying notes to the financial statements.

                             DIGITAL RECORDERS, INC.

                      Statements of Cash Flows (Unaudited)

            For the three month periods ended March 31, 1996 and 1995


                                                                                           1996               1995

Cash flows from operating activities:
     Net income (loss)                                                             $      187,862            (220,514)
     Adjustments to reconcile net income (loss) to net cash
       provided (used) by operating activities:
         Depreciation and amortization of
                  property and equipment                                                   24,853               8,400
         Amortization of goodwill and intangible assets                                    42,761              14,238
         Changes in operating assets and liabilities:
                  Decrease in trade accounts receivable                                    76,399             189,826
                  Increase in other receivables                                            (2,195)           (176,491)
                  Increase in inventories                                                 (92,939)           (307,485)
                  Decrease in prepaids and other current assets                            28,660             122,507
                  Increase in other assets                                                   (199)            (54,026)
                  Decrease in accounts payable                                             (5,898)            (64,446)
                  Increase (decrease) in accrued expenses                                  71,020             (21,875)
                  Decrease in other liabilities                                           -                    (6,199)
                                                                                         --------           ----------
                  Net cash provided (used) by operating activities                        330,324            (516,065)
                                                                                         --------           ----------

Cash flows from investing activities:
     Purchases of property and equipment                                                  (17,327)            (46,246)
     Purchases of short-term investments                                                  (44,277)             -
     Sales of short-term investments                                                      200,000             469,513
     Payment for business acquired                                                        -                (1,171,000)
                                                                                          -------          -----------
                  Net cash provided (used) by investing activities                        138,396            (747,733)
                                                                                          -------          -----------

Cash flows from financing activities:
     Principal payments on long-term debt                                                (709,000)            (58,658)
     Payment of additional public offering expenses                                       -                   (30,283)
     Payment of dividends on preferred stock                                              (26,325)            (26,325)
     Proceeds from exercise of warrants - Series AAA                                      -                   179,116
                                                                                        ----------         -----------
                  Net cash provided (used) by financing activities                       (735,325)             63,850
                                                                                        ----------         -----------

                  Net decrease in cash and cash equivalents                              (266,605)         (1,199,948)

Cash and cash equivalents at beginning of period                                        1,175,775           1,589,997
                                                                                       ----------          ----------

Cash and cash equivalents at end of period                                          $     909,170             390,049
                                                                                    =============          ==========


See accompanying notes to the financial statements.

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest                                              $       2,630               9,060
                                                                                    =============          ==========

                             DIGITAL RECORDERS, INC.

                 Statements of Cash Flows, Continued (Unaudited)

            For the three month periods ended March 31, 1996 and 1995


Supplemental disclosures of noncash financing and investing activities:

During the three months ended March 31, 1996 and 1995, the Company declared dividends on Series AAA Preferred Stock in the amount of $39,825 and $35,325, respectively. The Company paid $26,325 in cash dividends in each of the three month periods ended March 31, 1996 and 1995.

During 1995, the Company acquired certain assets and liabilities of Digital Audio Corporation, Inc. The Company acquired inventory (valued at $100,000), fixed assets (valued at $10,000) and certain intangible assets (valued at $1,990,000) in exchange for cash of $1,171,000, a note payable for $709,000, and common stock of $220,000.

                             DIGITAL RECORDERS, INC.

                          Notes to Financial Statements

                             March 31, 1996 and 1995


(1) Basis of Presentation and Disclosure

         The unaudited interim condensed financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) considered necessary to present fairly the results for the interim periods presented.

         The accompanying condensed financial statements and related notes should be read in conjunction with the Company's 1995 audited financial statements included in its Annual Report on Form 10-KSB dated March 28, 1996. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full calendar year.

(2) Per Share Amounts

         Net income (loss) per common and common equivalent share is based upon the weighted average number of common and common equivalent shares outstanding from convertible preferred stock and the exercise of stock options and warrants. Stock, options and warrants issued in the twelve month period preceding the initial filing of the Registration Statement for the Company's initial public offering have been treated as outstanding for all reported periods. A treasury stock approach has been used in determining the common stock equivalent shares outstanding. For 1996 and 1995, the common stock equivalent shares had no impact on the per share amounts. Cash dividends declared on the preferred stock during the period are deducted from net income or added to net loss to determine the net income (loss) per share. Cash dividends declared were $39,825 and $35,325 for the three months ended March 31, 1996 and 1995, respectively.

(3) Acquisition of Digital Audio Corporation

         On February 28, 1995, the Company purchased certain assets and liabilities of Digital Audio Corporation ("Digital Audio") in a transaction accounted for using the purchase method of accounting and accordingly, the assets and liabilities of the acquired entity were recorded at their fair market value at the date of acquisition. Digital Audio designs, manufactures
   and  markets   digital   signal   processing   equipment  to  commercial  and
   governmental organizations. The purchase price was $2,100,000 with an earnout payment to be made over two years if certain performance criteria are met. The Company paid $1,171,000 cash, executed unsecured note payable to the seller in the amount of $709,000 and issued 33,846 restricted shares of the Company's Common Stock to the seller in exchange for inventory (valued at $100,000), fixed assets (valued at $10,000) and goodwill and intangible assets (valued at $1,900,000). The Company's results of operations for the three months ended March 31, 1995 include the operations of Digital Audio from March 1, 1995 to March 31, 1995. The following unaudited proforma results of operations assume the transaction described above occurred as of January 1, 1995 after giving the effect of certain adjustments, including the amortization of the excess cost over the fair value of the net assets acquired.
                                                       Three Months Ended
                                                          March 31,1995
         Net sales                                      $     1,031,328
         Net income (loss)                                     (109,325)
         Net income (loss) per common and
              common equivalent share                   $         (0.04)

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         General


         The Company designs, manufactures and sells information technology for use in various applications in individual vehicle transportation and the public transit industry. Formed in 1983, the Company's activities through 1986 consisted primarily of organizational and development activities. Since 1987, when the Company generated net sales of $348,000, net sales have increased each year, reaching $6.362 million in 1995. The Company achieved its first year of profitability in 1995 during which it earned a profit after income taxes of $145,000. For the three months ended March 31, 1996, net sales were $1.751 million and the Company recorded a net income after taxes of approximately $188,000.

             The Company attributes its growth in sales to the introduction of new products, increased market penetration, growing markets for its products and
the  acquisition  of  Digital  Audio  in  1995.   Sales  to   governmental   and
quasi-governmental entities have exceeded 50% of total net sales during each year since 1991, and such sales accounted for 65% of net sales during 1995. Sales to governmental entities accounting for 38% of net sales during the three months ended March 31, 1996. A significant portion of the Company's sales have historically been attributable to a small number of customers. During 1995, sales to three customers accounted for 35% of net sales, during 1994, sales to three customers accounted for 44% of net sales, and during 1993, sales to three customers accounted for 43% of net sales. A single customer, the New Jersey Turnpike Authority, accounted for 11% of net sales made in 1995, 1994 and 1993 on a combined basis. During the three months ended March 31, 1996, sales to three customers accounted for 43% of net sales.


         The Company typically recognizes revenue from sales upon shipment of products to customers. Because the Company's operations are characterized by research and development expenses preceding a product introduction, net sales and their related expenses may not be recorded in the same period, thereby producing fluctuations in operating results. The Company's dependence on a small number of relatively large customers or projects may increase the magnitude of fluctuations in operating results.


         The Company's financial statements contain a provision for income tax expense for the year ended December 31, 1995 and for the quarter ended March 31, 1996 due to alternative minimum tax. However, as a result of the accumulated losses incurred in past years, the Company utilized approximately $564,000 of its net operating loss carryovers and had a net operating loss carryover as of December 31, 1995 of approximately $4.087 million which management expects will be available to offset federal taxable income, if any, through 2009. Also as of December 31, 1995, the Company had a net economic loss carryforward for state income tax purposes of approximately $1.915 million, which is expected to be available to offset future state income taxes, if any, through 1999. Following utilization of the existing state and federal tax losses, the Company's future operations, if profitable, will be subject to income tax expense.

            On April 30, 1996, the Company acquired Transit-Media, GmbH, (Transit-Media), a company headquartered in Baden-Baden, Germany which assembles and markets on-board electronic destination signs for mass-transit systems in Europe under the Twin Vision trademark. Pursuant to the agreement between the Company and Transit-Media, the Company obtained all of the stock of Trans-Media for $385,000 in cash and the assumption of Transit-Media's obligations of approximately $140,000 under a bank line of credit. The cash portion of the purchase price was paid out of working capital of the Company. In connection with the acquisition, a finder's fee of $100,000 was paid to a director nominee of the Company. The Company expects to file a Form 8-K describing this transaction within the time period prescribed by Form 8-K.

Results of Operations

         The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items included in the Company's Statements of Operations:

                                                    Quarter Ended March 31,
                                                    1996            1995
                                                    -----            -----
    Net Sales..................................     100%             100%
    Cost of sales..............................      44               60
                                                    ---              ---
    Gross profit...............................      56               40
                                                    ---              ---
    Operating Expenses:
       Selling, general and administrative.....      43               72
       Research and development................       5                8
                                                    ---              ---
    Total operating expenses...................      48               80
                                                    ---              ---
    Operating profit (loss) ...................       8              (40)
    Other income (expense), net................       3               11
                                                    ---              ---
    Net income (loss) before taxes.............      11              (29)
    Income tax expense.........................       1                0
                                                    ---              ---
    Net income (loss)..........................      10%             (29)%
                                                    ===              ===


Comparison of Three Months Ended March 31, 1996 and 1995.

             Net sales for the three months ended March 31, 1996 were $1.751 million, an increase of $994,000, or 131%, compared to $757,000 for the comparable three months in 1995. These increases were attributable to increases in sales of HAR and TCS products and the addition of sales from DAC. During the three months ended March 31, 1996, HAR sales increased by $120,000 to $471,000 or by 34% from the corresponding three months in the prior year of $351,000. The increase in HAR sales is mainly attributable to the installation of a major job in the first quarter of 1996. During the three months ended March 31, 1996, TCS sales increased by $596,000 to $927,000, or by 180%, from sales during the corresponding three months in the prior year of $331,000. The increase in TCS sales is attributable to increased market acceptance of the DR500C Talking Bus(R). During the three months ended March 31, 1996, DAC sales were $353,000. Since DAC was acquired February 28, 1995, the corresponding three months in the prior year included only one month sales of $75,000.

             Cost of sales increased to $764,000 for the three months ended March 31, 1996 from $454,000 from the comparable three months in 1995, or an increase of 68% on a period-to-period basis. Even though there was an increase in the cost of sales dollars, which was princially due to increased sales volume, the cost of sales as a percent of sales decreased. Gross profit for the three months ended March 31, 1996 was $987,000, an increase of $684,000, or 226%, over gross profit of $303,000 in the three months ended March 31, 1995.
As a percentage of sales, gross profit during the three months ended March 31, 1996 was 56% of net sales, as compared to 40% during the corresponding three months in 1995. The increase in gross profit percentage and correspondingly, the decrease in cost of sales percentage was caused by differences in product mixes between the two periods and improvements in installation costs in several of the Company's business groups.

             Selling, general and administrative expenses during the three months ended March 31, 1996 were $747,000, an increase of $202,000, or 37%, as compared to expenses of $545,000 during the three months ended March 31, 1995. As of percent of sales, selling, general and administrative expenses during the three months ended March 31, 1996 were 43% of net sales compared to 72% during the same period in 1995.

               Research and development expenses for the three months ended March 31, 1996 were $88,000, an increase of $30,000 or 52% compared to expenses of $58,000 during the three months ended March 31, 1995. The increase is primarily due to the addition of DAC.

Liquidity and Capital Resources

         From 1990 and through completion of the Company's public offering in November 1994, the Company financed its operations primarily through the private issuance of debt and equity securities. In December of 1994, the Company completed its initial public offering of 1,265,000 Units (the "Units"), each Unit consisting of one share of Common Stock and one warrant to purchase one share of Common Stock. The Company realized gross proceeds of approximately $7.274 million and net proceeds of approximately $5.562 million after deducting offering costs of approximately $1.712 million. The Company has also received proceeds of approximately $465,000 from the exercise of warrants.


         As of March 31, 1996, the Company's principal sources of liquidity included cash and cash equivalents of $909,000, investments of $1.957 million and accounts receivable of $1.752 million. The Company's current assets less current liabilities provide a net working capital of $5.151 million. As of March 31, 1996, the Company had no long-term debt and no present commitments or agreements which would require that any additional long-term debt be incurred.

         The Company's operating activities provided cash of $330,000 during the three months ended March 31, 1996. For the three months ended March 31, 1996, decreases in accounts receivable of $76,000, increases in inventories of $93,000, decreases in prepaids and other assets of $29,000 and increases in accrued expenses of $71,000 were the primary components of changes in working capital. The Company anticipates that its working capital needs will continue to increase as the Company implements its expansion plans. Working capital requirements increase with growth in the Company's sales, primarily due to the time gap between the time the Company must pay its suppliers and the time the Company receives payment from its customers, particularly its governmental customers.


         Investing activities during the three months ended March 31, 1996 included the sale of short term investments of $200,000 and the purchases of short term investments of $44,000. Investing activites for the three months ended March 31, 1995 consisted primarily of the acquisition of Digital Audio Corporation and sales of short term investments of $470,000. At March 31, 1996, the Company had no material commitments for capital investments.

         Long-term cash requirements, other than normal operating expenses, are anticipated for development of new products and enhancement of existing products; financing anticipated growth; and the possible acquisition of products or technologies complementary to the Company's business. The Company believes that its existing cash, cash equivalents and marketable securities, and anticipated cash generated from operations will be sufficient to satisfy its currently anticipated cash requirements for the 1996 fiscal year.


Forward-Looking Statements


         This report contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to (i) the continued expansion of the Company's operations, (ii) the development and introduction of new products, (iii) the continued successful operation of the Company, and (iv) the Company's ability to maintain or increase the market share of its various products.

         The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements were based on assumptions that the Company would continue to develop and introduce new products on a timely basis, that competitive conditions within the industry would not change materially or adversely, that demand for the Company's products would remain strong, and that there would be no material change in the Company's operations or business.


         Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking information will prove to be accurate. In the light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

Adoption of Financial Accounting Standards

         In March 1995, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." SFAS No. 121 is effective for fiscal years beginning after December 15, 1995, and requires long-lived assets to be evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 121 and does not expect its provisions to have a material effect on the Company's results of operations in fiscal 1996.

         In  October  1995,  the FASB  issued  SFAS  No.  123,  "Accounting  for
Stock-Based Compensation." SFAS No. 123 will be effective for fiscal years beginning after December 15, 1995, and will require that the Company either recognize in its financial statements costs related to its employee stock-based compensation plans, such as stock option and stock purchase plans, or make pro forma disclosures of such costs in a footnote to the financial statements.

         The Company expects to continue to use the intrinsic value based method of Accounting Principles Board Opinion No. 25, as allowed under SFAS No. 123, to account for all of its employee stock-based compensation plans. Therefore, in its financial statements for fiscal 1996, the Company will make the required pro forma disclosures in a footnote to the financial statements. SFAS No. 123 is not expected to have a material effect on the Company's results of operations or financial position.


                            PART II OTHER INFORMATION

         ITEM 1   LEGAL PROCEEDINGS

             None.

         ITEM 2   CHANGES IN SECURITIES

             None.

         ITEM 3   DEFAULTS UPON SENIOR SECURITIES

             None.

         ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None.

         ITEM 5   OTHER INFORMATION

             None.

         ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

             None.

                                   SIGNATURES


             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                   DIGITAL RECORDERS, INC.


   Dated: May 10, 1996     By:  /s/ J. PHILLIPS L. JOHNSTON
                                ----------------------------
                                J. Phillips L. Johnston, Chairman of the Board
                                and Chief Executive Officer

   Dated: May 10, 1996     By:  /s/ MICHAEL J. SCHIERBEEK
                                --------------------------
                                Michael J. Schierbeek, Chief Financial Officer