Form 10-Q
period 1996-06-30
DIGITAL RECORDERS INC
filed 1996-08-14
CIK 853695

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                  For the Quarterly Period Ended June 30, 1996
                                       OR

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

                                     Yes No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
                   Common stock: 2,674,075 shares outstanding
                               as of July 31, 1996

Transitional Small Business Disclosure Format (check one);

                                    Yes No X

                          PART I FINANCIAL INFORMATION



         ITEM 1.  FINANCIAL STATEMENTS


                          Index to Financial Statements

Item                                                                        Page

Financial Statements:
   Balance Sheets...........................................................   3
   Statements of Operations.................................................   4
   Statements of Cash Flows................................................. 5-6
   Notes to Financial Statements............................................ 7-8

                             DIGITAL RECORDERS, INC.

                                 Balance Sheets

                                                                      June 30, 1996        December 31,
                                 Assets                                (unaudited)            1995
                                                                      --------------    --------------
Current Assets:
     Cash and cash equivalents                                    $         428,976         1,175,775
     Investments                                                          1,977,156         2,113,030
     Trade accounts receivable                                            1,659,375         1,828,726
     Other receivables                                                      208,706           118,173
     Inventories                                                          1,290,413         1,087,503
     Prepaids and other current assets                                       73,302            78,151
                                                                      --------------    --------------
                   Total current assets                                   5,637,928         6,401,358

Property and equipment, net                                                 331,557           311,120
Goodwill, net                                                             1,746,765         1,666,944
Intangible assets, net                                                      369,984           252,227
Other assets                                                                  7,099             6,901
                                                                      ==============    ==============
                                                                  $       8,093,333         8,638,550
                                                                      ==============    ==============

                        Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                       233,231           340,778
     Accrued expenses                                                       151,787           135,282
     Accrued commissions                                                    121,740            97,340
     Accrued warranty reserve                                               109,195           111,462
     Current portion of long-term debt                                         -              709,000
     Dividends payable                                                       81,900            54,900
                                                                      --------------    --------------
                   Total current liabilities                                697,853         1,448,762
                                                                      --------------    --------------

                   Total liabilities                                        697,853         1,448,762
                                                                      --------------    --------------


Stockholders' equity:
     Series AAA Redeemable, Nonvoting Preferred Stock, $.10 par value
      20,000 shares authorized; 354 shares issued and outstanding at
      June 30, 1996 and December 31, 1995                                        35                35
     Common stock, $.10 par value, 10,000,000 shares authorized;
       2,674,075 shares issued and outstanding
       at June 30, 1996 and December 31, 1995                               267,407           267,407
     Additional paid-in capital                                          12,552,708        12,552,708
     Property held for resale                                              (550,000)         (550,000)
     Translation adjustment                                                    (366)            -
     Accumulated deficit                                                 (4,874,304)       (5,080,362)
                                                                      --------------    --------------
                   Net stockholders' equity                               7,395,480         7,189,788
                                                                      ==============    ==============
                                                                      $   8,093,333         8,638,550
                                                                      ==============    ==============

See accompanying notes to financial statements.

                             DIGITAL RECORDERS, INC.

                            Statements of Operations
                                   (Unaudited)

                                                                       Three months ended                  Six months ended
                                                                            June 30,                            June 30,
                                                                     1996             1995              1996              1995
Net sales                                                     $     2,173,448        1,554,510         3,924,016         2,311,517
Cost of sales                                                       1,032,685          700,429         1,796,472         1,154,123
                                                                --------------    -------------     -------------    --------------

       Gross profit                                                 1,140,763          854,081         2,127,544         1,157,394

Selling, general and administrative expenses                          906,029          737,604         1,652,578         1,282,806
Research and development expenses                                     162,356          119,716           250,088           177,399
                                                                --------------    -------------     -------------    --------------

       Operating profit (loss)                                         72,378           (3,239)          224,878          (302,811)

Other income (expense):
  Interest income                                                      36,581           77,080            84,573           165,198
  Interest expense                                                     (1,113)         (39,597)           (3,743)          (48,657)
                                                                --------------    -------------     -------------    --------------
       Total other income (expense)                                    35,468           37,483            80,830           116,541

       Income (loss) before income taxes                              107,846           34,244           305,708          (186,270)
Income tax expense                                                     10,000            -                20,000             -
                                                                --------------    -------------     -------------    --------------
       Net income (loss)                                      $        97,846           34,244           285,708          (186,270)
                                                                ==============    =============     =============    ==============

Net income (loss) per common and common equivalent share      $          0.02             0.00              0.08             (0.09)
                                                                ==============    =============     =============    ==============

Weighted average number of common and common
equivalent shares outstanding                                       2,674,075        2,660,773         2,674,075         2,641,742
                                                                ==============    =============     =============    ==============

See accompanying notes to the financial statements

                             DIGITAL RECORDERS, INC.

                      Statements of Cash Flows (unaudited)

             For the six month periods ended June 30, 1996 and 1995

                                                                                                 1996                  1995
Cash flows from operating activities
      Net income (loss)                                                                       $285,708              (186,270)
      Adjustments to reconcile net income (loss) to net cash
        used by operating activities:
            Depreciation and amortization of
                property and equipment                                                           49,607                16,800
            Amortization of goodwill and intangible assets                                       94,517                57,390
            Changes in operating assets and liabilities:
                Decrease (increase) in trade accounts receivable                                169,351              (258,715)
                Increase in other receivables                                                   (88,797)             (270,010)
                Increase in inventories                                                        (202,910)             (407,721)
                Decrease in prepaids and other current assets                                     4,849               108,157
                Increase in intangible assets                                                  (148,660)                 -
                Increase in other assets                                                           (198)              (62,497)
                Decrease in accounts payable                                                   (111,504)              (99,485)
                Increase in accrued expenses                                                     38,638                22,653
                Decrease in other liabilities                                                      -                   (4,961)
                                                                                       -----------------     -----------------
                  Net cash provided (used) by operating activities                               90,601            (1,084,659)
                                                                                       -----------------     -----------------

Cash flows from investing activities:
      Purchases of property and equipment                                                       (59,521)             (155,436)
      Purchases of short-term investments                                                       (64,126)                 -
      Sales of short-term investments                                                           200,000               955,826
      Payment for business acquired, net of cash received                                       (34,560)           (1,171,000)
                                                                                                             -----------------
                                                                                       -----------------
                   Net cash provided (used) by investing activities                              41,793              (370,610)
                                                                                       -----------------     -----------------

Cash flows from financing activities:
      Principal payments on long-term debt                                                     (709,000)              (58,658)
      Principal payments on short-term bank borrowings                                         (117,177)                 -
      Principal payments on capital lease obligations                                              -                   (7,910)
      Payment of additional public offering expenses                                               -                  (30,283)
      Payment of dividends on preferred stock                                                   (52,650)              (52,650)
      Proceeds from exercise of warrants - Series AAA                                              -                  179,116
                                                                                       -----------------     -----------------
                    Net cash provided (used) by financing activities                           (878,827)               29,615
                                                                                       -----------------     -----------------

                                                                                       -----------------     -----------------
Effect of exchange rate changes                                                                    (366)                -
                                                                                       -----------------     -----------------
                    Net decrease in cash and cash equivalents                                  (746,799)           (1,425,654)

Cash and cash equivalents at beginning of year                                                1,175,775             1,589,997
                                                                                       -----------------     -----------------

Cash and cash equivalents at end of year                                         $              428,976               164,343
                                                                                       =================     =================
Supplemental Disclosure of Cash Flow Information:
      Cash paid during the year for interest                                     $                3,743                48,657
                                                                                       =================     =================



See accompanying notes to financial statements.

                             DIGITAL RECORDERS, INC.

                 Statements of Cash Flows, Continued (Unaudited)

             For the six month periods ended June 30, 1996 and 1995


Supplemental disclosures of noncash financing and investing activities:

During the six months ended June 30, 1996 and 1995, the Company declared dividends on Series AAA Preferred Stock in the amount of $79,650 and $70,650, respectively. The Company paid $52,650 in cash dividends in each of the six month periods ended June 30, 1996 and 1995.

During 1996, the Company acquired Transit-Media GmbH ("Transit-Media"). The Company paid $35,000 for all of Transit-Media's stock at closing. The Company recorded cash (valued at $440), other receivables (valued at $1,736), fixed assets (valued at $10,523), accounts payable (valued at $3,957), short-term bank borrowings (valued at $117,177), and certain intangible assets (valued at $143,435).

During 1995, the Company acquired certain assets, net of liabilities of Digital Audio Corporation, Inc. The Company acquired inventory (valued at $100,000), fixed assets (valued at $10,000) and certain intangible assets (valued at $1,990,000) in exchange for cash of $1,171,000, a note payable for $709,000, and common stock of $220,000.

                             DIGITAL RECORDERS, INC.

                          Notes to Financial Statements

                             June 30, 1996 and 1995


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

   The accompanying condensed financial statements and related notes should be read in conjunction with the Company's 1995 audited financial statements included in its Annual Report on Form 10-KSB dated March 28, 1996. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full calendar year.

(2) Per Share Amounts

   Net income (loss) per common and common equivalent share is based upon the weighted average number of common and common equivalent shares outstanding from convertible preferred stock and the exercise of stock options and warrants. Stock, options and warrants issued in the twelve month period preceding the initial filing of the Registration Statement for the Company's initial public offering have been treated as outstanding for all reported periods. A treasury stock approach has been used in determining the incremental shares outstanding. For 1996 and 1995, the common stock equivalent shares had no impact on the per share amounts. Cash dividends declared on the preferred stock during the period are deducted from net income or added to net loss to determine the net income (loss) per share. Cash dividends declared were $79,650 and $70,650 for the six months ended June 30, 1996 and 1995, respectively.

(3) Acquisition of Transit-Media Gmbh

   On April 30, 1996, the Company acquired Transit-Media Gmbh ("Transit-Media") in a transaction accounted for using the purchase method of accounting and accordingly, the assets and liabilities of the acquired entity were recorded at their fair market value at the date of acquisition. Transit-Media assembles and markets proprietary on-board, electronic destination signs for mass-transit systems in Europe. The Company paid $35,000 for all of Transit-Media's stock at closing. The Company recorded cash (valued at $440), other receivables (valued at $1,736), fixed assets (valued at $10,523), accounts payable (valued at $3,957), short-term bank borrowings (valued at $117,177), and certain intangible assets (valued at $143,435). In addition, the Company's results of operations for the six months ended June 30, 1996 include the operations of Transit-Media from May 1, 1996 to June 30, 1996.

   The following unaudited proforma results of operations assume the transaction described above occurred as of January 1, 1996 after giving the effect of certain adjustments, including the amortization of goodwill.

                                            Six Months Ended
                                             June 30, 1996

   Net sales                                 $   3,924,016
   Net income (loss)                               212,898
   Net income (loss) per common and
         common equivalent share             $        0.05
                                       7

                           DIGITAL RECORDERS, INC.
                  Notes to Financial Statements,

(4) Acquisition of Digital Audio Corporation

   On February 28, 1995, the Company purchased certain assets and liabilities of Digital Audio Corporation ("Digital Audio") in a transaction accounted for using the purchase method of accounting and accordingly, the assets and liabilities of the acquired entity were recorded at their fair market value at the date of acquisition. Digital Audio designs, manufactures and markets digital signal processing equipment to commercial and governmental organizations. The purchase price was $2,100,000 with an earnout payment to be made over two years if certain performance criteria are met. The Company paid $1,171,000 at closing, recorded an unsecured note payable to the seller of $709,000 and distributed 33,846 shares of the Company's Common Stock to the seller in exchange for inventory (valued at $100,000), fixed assets (valued at $10,000) and goodwill and intangible assets (valued at
   $1,900,000). In addition, the Company's results of operations for the six months ended June 30, 1995 include the operations of Digital Audio from March 1, 1995 to June 30, 1995.

   The following unaudited proforma results of operations assume the transaction described above occurred as of January 1, 1995 after giving the effect of certain adjustments, including the amortization of the excess cost over the fair value of the net assets acquired.


                                              Six Months Ended
                                                June 30,1995
   Net sales                                 $     2,585,838
   Net income (loss)                                 (89,566)
   Net income (loss) per common and
         common equivalent share             $         (0.03)

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         General


         The Company designs, manufactures and sells information technology for use in various applications in individual vehicle transportation and the public transit industry. Formed in 1983, the Company's activities through 1986 consisted primarily of organizational and development activities. Since 1987, when the Company generated net sales of $348,000, net sales have increased each year, reaching $6.362 million in 1995. The Company achieved its first year of profitability in 1995 during which it earned a profit after income taxes of $145,000. For the three months and six months ended June 30, 1996, net sales were $2.173 million and $3.924 million, respectively. For the three months and six months ended June 30, 1996, the Company recorded net income after taxes of approximately $98,000 and $286,000, respectively.

             The Company attributes its growth in sales to the introduction of new products, increased market penetration, growing markets for its products and the acquisition of Digital Audio in 1995. Sales to governmental and quasi-governmental entities have exceeded 50% of total net sales during each year since 1991, and such sales accounted for 65% of net sales during 1995. Sales to governmental entities accounted for 25% and 29%, respectively, of net sales during the three months and six months ended June 30, 1996. A significant portion of the Company's sales have historically been attributable to a small number of customers. During 1995, sales to three customers accounted for 35% of net sales, during 1994, sales to three customers accounted for 44% of net sales, and during 1993, sales to three customers accounted for 43% of net sales. A single customer, the New Jersey Turnpike Authority, accounted for 11% of net sales made in 1995, 1994 and 1993 on a combined basis. During the three months and six months ended June 30, 1996, sales to three customers accounted for 55% and 44%, respectively, of net sales.


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


         The Company's financial statements contain a provision for income tax expense for the year ended December 31, 1995 and for the three months and six months ended June 30, 1996 due to alternative minimum tax. However, as a result of the accumulated losses incurred in past years, the Company utilized approximately $564,000 of its net operating loss carryover and had a net operating loss carryover as of December 31, 1995 of approximately $4.087 million which management expects will be available to offset federal taxable income, if any, through 2009. Also as of December 31, 1995, the Company had a net economic loss carryforward for state income tax purposes of approximately $1.915 million, which is expected to be available to offset future state income taxes, if any, through 1999. Following utilization of the existing state and federal tax losses, the Company's future operations, if profitable, will be subject to income tax expense.

            On April 30, 1996, the Company acquired Transit-Media, GmbH (Transit-Media), a company headquartered in Ettlingen, Germany, which assembles and markets proprietary on-board, electronic destination signs for mass-transit systems in Europe. Pursuant to the Agreement between the Company and Transit-Media, the Company purchased all of the issued and outstanding stock of Transit-Media for $35,000 cash. In connection with the acquisition, a finder's fee was paid to a consulting firm controlled by David L. Turney. Mr. Turney, currently a director, was a director nominee at the time of the acquisition. Upon completing the acquisition, the Company invested $350,000 in Transit-Media in order to pay off an existing bank credit line and to provide working capital.

Results of Operations

         The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items included in the Company's Statements of Operations:


                                                                 Three Months Ended     Six Months Ended
                                                                      June 30,             June 30,
                                                                    1996     1995         1996    1995

             Net sales ..........................................    100%     100%         100%    100%
             Cost of sales ......................................     48       45           46      50
             Gross profit .......................................     52       55           54      50
             Operating expenses :
                   Selling, general and administrative ..........     42       47           42      55
                   Research and development .....................      7        8            6       8
             Total operating expenses ...........................     49       55           48      63
             Operating profit (loss) ............................      3        0            6     (13)
             Other income (expense), net ........................      2        2            2       5
             Income (loss) before income taxes ..................      5        2            8      (8)
             Income tax expense .................................     (1)       0           (1)      0
             Net income (loss) ..................................      4        2            7      (8)


Comparison of Three and Six Months Ended June 30, 1996 and 1995.

             Net sales for the three months ended June 30, 1996 were $2.173 million, an increase of $618,000, or 40%, compared to $1.555 million for the comparable three months in 1995. Net sales for the six months ended June 30, 1996 were $3.924 million, an increase of $1.612 million, or 70%, compared to $2.312 million for the comparable six months in 1995. These increases were attributable to increases in sales of TCS products and the addition of sales from DAC and Transit-Media.

             During the three months ended June 30, 1996, HAR sales decreased by $292,000 to $429,000 or by 41% from the corresponding three months in the prior year of $721,000. During the six months ended June 30, 1996, HAR sales decreased by $170,000 to $900,000 or by 16% from the corresponding six months in the prior year of $1.070 million. The decrease in HAR sales is primarily attributable to reduced sales of the DR1025NW, a digital recorder designed principally for the National Weather Service. The Company believes that it has completed sales of the DR1025NW to potential users of the products, and that the Company will therefore achieve nominal sales of this product in future periods. HAR sales in future periods will depend largely on sales of other existing products as well as the Company's ability to design and introduce new products.

             During the three months ended June 30, 1996, TCS sales increased by $876,000 to $1.300 million, or by 207%, from sales during the corresponding three months in the prior year of $424,000. During the six months ended June 30, 1996, TCS sales increased by $1.470 million to $2.227 million, or by 194%, from sales during the corresponding six months in the prior year of $757,000. The increase in TCS sales is primarily attributable to the Company's success in generating large orders for the DR500C Talking Bus(R) from transit system customers.

          During the three months ended June 30, 1996, DAC sales decreased by $15,000 to $395,000, or by 4%, from sales during the corresponding three months in the prior year of $410,000. During the six months ended June 30, 1996, DAC sales increased by $263,000 to $748,000, or by 54%, from sales during the corresponding six months in the prior year of $485,000. Since DAC was acquired February 28, 1995, the corresponding six months in the prior year included only four month sales. During the three months and six months ended June 30, 1995, Transit-Media sales were $49,000. Since Transit-Media was acquired April 30, 1996, comparison to prior periods are not available.


             Cost of sales increased to $1.033 million for the three months ended June 30, 1996 from $700,000 from the comparable three months in 1995, or an increase of 48% on a period-to-period basis. For the six months ended June 30, 1996, cost of sales increased to $1.797 million from $1.154 million from the comparable six months in 1995, or an increase of 56% on a period to period basis.

             Gross profit for the three months ended June 30, 1996 was $1.140 million, an increase of $286,000, or 33%, over gross profit of $854,000 in the three months ended June 30, 1995. As a percentage of sales, gross profit during the three months ended June 30, 1996 was 52% of net sales, as compared to 55% during the corresponding three months in 1995. Gross profit for the six months ended June 30, 1996 was $2.127 million, an increase of $970,000, or 84%, over gross profit of $1.157 million in the six months ended June 30, 1995. As a percentage of sales, gross profit during the six months ended June 30, 1996 was 54% of net sales, as compared to 50% during the corresponding six months in 1995. The fluctuation in gross profit percentages between the periods was caused mainly by differences in product mixes and improvements in installation costs in two of the Company's business groups.

             Selling, general and administrative expenses during the three months ended June 30, 1996 were $906,000, an increase of $168,000 or 23%, as compared to expenses of $738,000 during the three months ended June 30, 1995. Approximately $75,000 of the increase is attributable to the additional general and administrative expenses associated with the Transit-Media acquisition on April 30, 1996. Selling, general and administrative expenses during the six months ended June 30, 1996 were $1.653 million, an increase of $370,000, or 29%, as compared to expenses of $1.283 million during the six months ended June 30, 1995. This increase is primarily attributable to a write off of a $115,000 account receivable and to general and administrative expenses related to Transit-Media, which was acquired on April 30, 1996, and to DAC, which was acquired on February 28, 1995. This increase is attributable to the expansion of the Company's sales and marketing activities and to the additional general and administrative expenses associated with the DAC acquisition on February 28, 1995.


             Research and development expe
  three  months ended June
30, 1996 were $162,000, an increase of $42,000 or 35%, as compared to expenses of $120,000 during the three months ended June 30, 1995. Research and development expenses for the six months ended June 30, 1996 were $250,000, an increase of $73,000 or compared to expenses of $177,000 during the six months ended June 30, 199

Liquidity and Capital Resources


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

         As of June 30, 1996, the Company's principal sources of liquidity included cash and cash equivalents of $429,000, investments of $1.977 million (consisting primarily of U.S. Treasury obligations) and accounts receivable of $1.659 million. The Company's current assets less current liabilities provide a net working capital of $4.940 million. As of June 30, 1996, the Company had no long-term debt. On May 24, 1996, the Company closed a $2 million unsecured credit agreement with a financial institution. The agreement is for short-term borrowings and import letters of credit, subject to certain loan covenants, and bears interest at a rate of LIBOR +2.3%, interest payable quarterly. At June 30, 1996, there were no advances outstanding under the credit agreement.


             The Company's operating activities provided cash of $91,000 during the six months ended June 30, 1996 and used cash of $1.085 million during the six months ended June 30, 1995. For the six months ended June 30, 1996, decreases in accounts receivable of $169,000, increases in other receivables of $89,000, increases in inventories of $203,000, increases in intangible assets of $149,000, and decreases in accounts payable of $112,000, were the primary components of changes in cash from operating activities. For the six months ended June 30, 1995, increases in accounts receivable of $259,000, increases in inventories of $408,000, decreases in prepaids and other current assets of $108,000, increases in other receivables of $270,000, increases in other assets of $62,000, and decreases in accounts payable of $99,000, were the primary components of changes in cash from operating activities. Working capital requirements increased with growth in the Company's sales, primarily due to the time gap between the time the Company must pay its suppliers and the time the Company receives payment from its customers, particularly its governmental customers.


         Investing activities during the six months ended June 30, 1996 included the sale of short term investments of $200,000 and the purchases of short term investments of $64,000. Investing activities for the six months ended June 30, 1995 consisted primarily of the acquisition of Digital Audio Corporation and sales of short term investments of $956,000. At June 30, 1996, the Company had commitments for capital investments of approximately $96,000 for renovation and improvement of additional office and production space subleased by the Company.

         Long-term cash requirements, other than normal operating expenses, are anticipated for development of new products and enhancement of existing products; financing anticipated growth; and the possible acquisition of products or technologies complementary to the Company's business. The Company believes that its existing cash, cash equivalents and marketable securities, anticipated cash generated from operations, and the $2 million credit agreement will be sufficient to satisfy its currently anticipated cash requirements for the 1996 fiscal year.


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

             None.

         ITEM 3   DEFAULTS UPON SENIOR SECURITIES

             None.

         ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None.

         ITEM 5   OTHER INFORMATION

             None.

         ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits

                     10.9.2 Sublease, dated April 24, 1996, by and between Family Health International and the Company.

                     10.21 Note, Commitment Letter, and Continuing Letter of Credit Agreement, dated May 24, 1996, by and between Wachovia Bank of North Carolina, N.A. and the Company.

                     27       Financial Data Schedule

             (b) The Company filed a report on Form 8-K, dated May 15, 1996, to report the acquisition of Transit-Media Gmbh.

                   The Company filed a report on Form 8-K/A-1, dated July 15, 1996, in order to amend the Form 8-K described above.



                                   SIGNATURES


             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 DIGITAL RECORDERS, INC.


Dated: August 14, 1996           By:  /s/ J. PHILLIPS L. JOHNSTON
                                                ----------------------------

                                 J. Phillips L. Johnston, Chairman of the Board,
                                   Chief Executive Officer, and Acting Principal Financial Officer