Form 10QSB
period 1996-09-30
DIGITAL RECORDERS INC
filed 1996-11-14
CIK 853695

                   SECURITIES AND EXCHANGE COMMISSION [PRIVATE]
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the Quarterly Period Ended September 30, 1996
                                       OR

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

                                     Yes No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
                   Common stock: 2,674,075 shares outstanding
                             as of October 31, 1996

Transitional Small Business Disclosure Format (check one);

                                                   Yes      No  X

                          PART I FINANCIAL INFORMATION





         ITEM 1.  FINANCIAL STATEMENTS


                          Index to Financial Statements


Item                                                                       Page

Financial Statements:

 Consolidated Balance Sheets                                                3
 Consolidated Statements of Operations                                      4
 Consolidated Statements of Cash Flows                                    5-6
 Notes to Consolidated Financial Statements                               7-8

                             DIGITAL RECORDERS, INC.

                           Consolidated Balance Sheets




                                                                                               September 30, 1996    December 31,
                                                                Assets                            (unaudited)             1995
                                                                                              ---------------     ----------------
Current Assets:
      Cash and cash equivalents                                                              $       143,094            1,175,775
      Investments                                                                                  1,998,903            2,113,030
      Trade accounts receivable                                                                    2,400,128            1,828,726
      Other receivables                                                                              188,787              118,173
      Inventories                                                                                  1,190,197            1,087,503
      Prepaids and other current assets                                                              214,448               78,151
                                                                                              ---------------     ----------------
                      Total current assets                                                         6,135,557            6,401,358

Property and equipment, net                                                                          470,414              311,120
Goodwill, net                                                                                      1,707,188            1,666,944
Intangible assets, net                                                                               350,341              252,227
Other assets                                                                                           7,099                6,901
                                                                                              ---------------     ----------------
                                                                                             $     8,670,599            8,638,550
                                                                                              ===============     ================

                                                 Liabilities and Stockholders' Equity
Current liabilities:
      Accounts payable                                                                               327,361              340,778
      Accrued expenses                                                                               266,464              135,282
      Accrued commissions                                                                            201,536               97,340
      Accrued warranty reserve                                                                       115,048              111,462
      Current portion of long-term debt                                                               -                   709,000
      Dividends payable                                                                               95,400               54,900

                                                                                              ---------------     ----------------
                      Total current liabilities                                                    1,005,809            1,448,762
                                                                                              ---------------     ----------------

                      Total liabilities                                                            1,005,809            1,448,762
                                                                                              ---------------     ----------------


Stockholders' equity:
      Series AAA Redeemable, Nonvoting Preferred Stock, $.10 par value 20,000 shares authorized; 354 shares issued and outstanding at
       September 30, 1996 and December 31, 1995                                                           35                   35
      Common stock, $.10 par value, 10,000,000 shares authorized;
        2,674,075 shares issued and outstanding
        at September 30, 1996 and December 31, 1995                                                  267,407              267,407
      Additional paid-in capital                                                                  12,552,708           12,552,708
      Property held for resale                                                                      (550,000)            (550,000)
      Translation adjustment                                                                           2,548               -
      Accumulated deficit                                                                         (4,607,908)          (5,080,362)
                                                                                              ---------------     ----------------
                      Net stockholders' equity                                                     7,664,790            7,189,788
                                                                                              ---------------     ----------------
                                                                                             $     8,670,599            8,638,550
                                                                                              ===============     ================


See accompanying notes to financial statements.

                             DIGITAL RECORDERS, INC.

                      Consolidated Statements of Operations
                                   (unaudited)


                                                                             Three months ended               Nine months ended
                                                                                September 30,                    September 30,
                                                                              1996            1995           1996            1995

Net sales                                                                $  3,062,101      1,686,440       6,986,117      3,997,957
Cost of sales                                                               1,431,026        873,977       3,227,498      2,028,100
                                                                           -----------    -----------     -----------    -----------

       Gross profit                                                         1,631,075        812,463       3,758,619      1,969,857

Selling, general and administrative expenses                                1,139,121        723,565       2,791,699      2,006,371
Research and development expenses                                             210,753        108,204         460,841        285,603
                                                                           -----------    -----------     -----------    -----------

       Operating profit (loss)                                                281,201        (19,306)        506,079       (322,117)

Other income (expense):
  Interest income                                                              25,020         88,769         109,593        253,967
  Interest expense                                                           -               (36,259)         (3,743)       (84,916)
                                                                           -----------    -----------     -----------    -----------
       Total other income                                                      25,020         52,510         105,850        169,051

       Income (loss) before income taxes                                      306,221         33,204         611,929       (153,066)
Income tax expense                                                           -              -                 20,000         -
                                                                           -----------    -----------     -----------    -----------
       Net income (loss)                                                 $    306,221         33,204         591,929       (153,066)
                                                                           ===========    ===========     ===========    ===========

Net income (loss) per common and common equivalent share                 $       0.10           0.00            0.18          (0.09)
                                                                           ===========    ===========     ===========    ===========

Weighted average number of common and common
equivalent shares outstanding                                               2,674,075      2,660,773       2,674,075      2,648,155
                                                                           ===========    ===========     ===========    ===========




See accompanying notes to the financial statements

                             DIGITAL RECORDERS, INC.

                Consolidated Statements of Cash Flows (unaudited)

          For the nine month periods ended September 30, 1996 and 1995



                                                                                                             1996           1995
Cash flows from operating activities
      Net income (loss)                                                                               $     591,929       (153,066)
      Adjustments to reconcile net income (loss) to net cash
        provided (used) by operating activities:
            Depreciation and amortization of
              property and equipment                                                                         84,862         44,000
            Amortization of goodwill and intangible assets                                                  153,759        100,232
            Changes in operating assets and liabilities:
              Increase in trade accounts receivable                                                        (571,402)      (145,217)
              Increase in other receivables                                                                 (68,878)      (256,535)
              Increase in inventories                                                                      (102,694)      (488,048)
              Decrease (increase) in prepaids and other current assets                                     (136,297)       121,384
              Increase in intangible assets                                                                (148,682)      -
              Increase in other assets                                                                         (198)       (56,952)
              Decrease in accounts payable                                                                  (17,374)       (86,167)
              Increase (decrease) in accrued expenses                                                       238,964        (43,964)
              Increase in other liabilities                                                                -                20,843
                                                                                                        ------------    -----------
                Net cash provided (used) by operating activities                                             23,989       (943,490)
                                                                                                        ------------    -----------

Cash flows from investing activities:
      Purchases of property and equipment                                                                  (233,633)      (228,943)
      Purchases of short-term investments                                                                   (85,873)      -
      Sales of short-term investments                                                                       200,000        956,758
      Payment for business acquired, net of cash received                                                   (34,560)    (1,171,000)
                                                                                                        -----------    ------------
                 Net cash used by investing activities                                                     (154,066)      (443,185)
                                                                                                        ------------    -----------

Cash flows from financing activities:
      Principal payments on long-term debt                                                                 (709,000)       (58,658)
      Proceeds from short-term bank borrowings                                                              250,000       -
      Principal payments on short-term bank borrowings                                                     (367,177)      -
      Principal payments on capital lease obligations                                                      -                (7,910)
      Payment of additional public offering expenses                                                       -               (30,283)
      Payment of dividends on preferred stock                                                               (78,975)       (78,975)
      Proceeds from exercise of warrants - Series AAA                                                      -               179,116
                                                                                                        ------------    -----------
                  Net cash provided (used) by financing activities                                         (905,152)         3,290
                                                                                                        ------------    -----------

                                                                                                        ------------    -----------
Effect of exchange rate changes                                                                               2,548       -
                                                                                                        ------------    -----------

                  Net decrease in cash and cash equivalents                                              (1,032,681)    (1,383,385)

Cash and cash equivalents at beginning of period                                                          1,175,775      1,589,997
                                                                                                        ------------    -----------

Cash and cash equivalents at end of period                                                            $     143,094        206,612
                                                                                                        ============    ===========


Supplemental Disclosure of Cash Flow Information:
      Cash paid during the year for interest                                                          $       3,743         84,916
                                                                                                        ============    ===========


See accompanying notes to financial statements.

                             DIGITAL RECORDERS, INC.

          Consolidated Statements of Cash Flows, Continued (unaudited)

          For the nine month periods ended September 30, 1996 and 1995


Supplemental disclosures of noncash financing and investing activities:

During the nine months ended September 30, 1996 and 1995, the Company declared dividends on Series AAA Preferred Stock in the amount of $119,475 and $105,975, respectively. The Company paid $78,975 in cash dividends in each of the nine month periods ended September 30, 1996 and 1995.

During 1996, the Company acquired Transit-Media GmbH ("Transit-Media"). The Company paid $35,000 for all of Transit-Media's stock at closing. The Company recorded cash (valued at $440), other receivables (valued at $1,736), fixed assets (valued at $10,523), accounts payable (valued at $3,957), short-term bank borrowings (valued at $117,177), and certain intangible assets (valued at $143,435). Upon completing the acquisition, the Company invested $350,000 in Transit-Media to pay off an existing bank credit line and provide working capital.

During 1995, the Company acquired certain assets, net of liabilities of Digital Audio Corporation, Inc. The Company acquired inventory (valued at $100,000), fixed assets (valued at $10,000) and certain intangible assets (valued at $1,990,000) in exchange for cash of $1,171,000, a note payable for $709,000, and common stock of $220,000.

                             DIGITAL RECORDERS, INC.

             Notes to Consolidated Financial Statements (unaudited)

                           September 30, 1996 and 1995



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

   The accompanying condensed financial statements and related notes should be read in conjunction with the Company's 1995 audited financial statements included in its Annual Report on Form 10-KSB dated March 28, 1996. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full calendar year.

(2) Per Share Amounts

   Net income (loss) per common and common equivalent share is based upon the weighted average number of common and common equivalent shares outstanding from convertible preferred stock and the exercise of stock options and warrants. Stock, options and warrants issued in the twelve month period preceding the initial filing of the Registration Statement for the Company's initial public offering have been treated as outstanding for all reported periods. A treasury stock approach has been used in determining the incremental shares outstanding. For 1996 and 1995, the common stock equivalent shares had no impact on the per share amounts. Cash dividends declared on the preferred stock during the period are deducted from net income or added to net loss to determine the net income (loss) per share. Cash dividends declared were $119,475 and $105,975 for the nine months ended September 30, 1996 and 1995, respectively.

(3) Acquisition of Transit-Media GmbH

   On April 30, 1996, the Company acquired Transit-Media GmbH ("Transit-Media") in a transaction accounted for using the purchase method of accounting and accordingly, the assets and liabilities of the acquired entity were recorded at their fair market value at the date of acquisition. Transit-Media assembles and markets proprietary on-board, electronic destination signs for mass-transit systems in Europe. The Company paid $35,000 for all of Transit-Media's stock at closing. The Company recorded cash (valued at $440), other receivables (valued at $1,736), fixed assets (valued at $10,523), accounts payable (valued at $3,957), short-term bank borrowings (valued at $117,177), and certain intangible assets (valued at $143,435). Upon completing the acquisition, the Company invested $350,000 in Transit-Media to pay off an existing bank credit line and provide working capital. In addition, the Company's results of operations for the nine months ended September 30, 1996 include the operations of Transit-Media from May 1, 1996 to September 30, 1996.

                             DIGITAL RECORDERS, INC.

(3) Acquisition of Transit-Media GmbH, continued

   The following unaudited proforma results of operations assume the transaction described above occurred as of January 1, 1996 after giving the effect of certain adjustments, including the amortization of goodwill.


                                                  Nine Months Ended
                                                  September 30,1996

   Net sales                                          $   6,986,117
   Net income (loss)                                        519,119
   Net income (loss) per common and
         common equivalent share                      $        0.15



(4) Acquisition of Digital Audio Corporation

   On February 28, 1995, the Company purchased certain assets and liabilities of Digital Audio Corporation ("Digital Audio") in a transaction accounted for using the purchase method of accounting and accordingly, the assets and liabilities of the acquired entity were recorded at their fair market value at the date of acquisition. Digital Audio designs, manufactures and markets digital signal processing equipment to commercial and governmental organizations. The purchase price was $2,100,000 with an earnout payment to be made over two years if certain performance criteria are met. The Company paid $1,171,000 at closing, recorded an unsecured note payable to the seller of $709,000 and distributed 33,846 shares of the Company's Common Stock to the seller in exchange for inventory (valued at $100,000), fixed assets (valued at $10,000) and goodwill and intangible assets (valued at $1,900,000). In addition, the Company's results of operations for the nine months ended September 30, 1995 include the operations of Digital Audio from March 1, 1995 to September 30, 1995.

   The following unaudited proforma results of operations assume the transaction described above occurred as of January 1, 1995 after giving the effect of certain adjustments, including the amortization of the excess cost over the fair value of the net assets acquired.


                                                   Nine Months Ended
                                                   September 30,1995

   Net sales                                         $     4,272,278
   Net income (loss)                                         (64,555)
   Net income (loss) per common and
         common equivalent share                     $         (0.02)

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         General

         The Company designs, manufactures and sells information technology for use in various applications in individual vehicle transportation and the public transit industry. Formed in 1983, the Company's activities through 1986 consisted primarily of organizational and development activities. Since 1987, when the Company generated net sales of $348,000, net sales have increased each year, reaching $6.362 million in 1995. The Company achieved its first year of profitability in 1995 during which it earned a profit after income taxes of $145,000. For the three months and nine months ended September 30, 1996, net sales were $3.062 million and $6.986 million, respectively. For the three months and nine months ended September 30, 1996, the Company recorded net income after taxes of approximately $306,000 and $592,000 respectively.

             The Company attributes its growth in sales to the introduction of new products, increased market penetration, growing markets for its products and the acquisition of Digital Audio in 1995. Sales to governmental and quasi-governmental entities have exceeded 50% of total net sales during each year since 1991, and such sales accounted for 65% of net sales during 1995. Through the six months ended June 30, 1996, sales to governmental entities were substantially lower due to a change in sales mix. Sales to governmental entities increased to 70% of net sales during the three months ended September 30, 1996 which increased the percentage of net sales to such entities to 47% for the nine months ended September 30, 1996. A significant portion of the Company's sales have historically been attributable to a small number of customers. During 1995, sales to three customers accounted for 35% of net sales, during 1994, sales to three customers accounted for 44% of net sales, and during 1993, sales to three customers accounted for 43% of net sales. A single customer, the New Jersey Turnpike Authority, accounted for 11% of net sales made in 1995, 1994 and 1993 on a combined basis. During the three months and nine months ended September 30, 1996, sales to three customers accounted for 53% and 39%, respectively, of net sales.

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

         The Company's financial statements contain a provision for income tax expense for the year ended December 31, 1995 and for the nine months ended September 30, 1996 due to alternative minimum tax. However, as a result of the accumulated losses incurred in past years, the Company utilized approximately $564,000 of its net operating loss carryover and had a net operating loss carryover as of December 31, 1995 of approximately $4.087 million which management expects will be available to offset federal taxable income, if any, through 2009. Also as of December 31, 1995, the Company had a net economic loss carryforward for state income tax purposes of approximately $1.915 million, which is expected to be available to offset future state income taxes, if any, through 1999. Following utilization of the existing state and federal tax losses, the Company's future operations, if profitable, will be subject to income tax expense.

            On April 30, 1996, the Company acquired Transit-Media, GmbH (Transit-Media), a company headquartered in Ettlingen, Germany, which assembles and markets proprietary on-board, electronic destination signs for mass-transit systems in Europe. Pursuant to the Agreement between the Company and Transit-Media, the Company purchased all of the issued and outstanding stock of Transit-Media for $35,000 cash. In connection with the acquisition, a finder's fee was paid to a consulting firm controlled by David L. Turney. Mr. Turney, currently a director, was a director nominee at the time of the acquisition. Upon completing the acquisition, the Company invested $350,000 in Transit-Media to pay off an existing bank credit line and provide working capital.

Results of Operations

         The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items included in the Company's Statements of Operations:


                                                                             Three Months Ended                 Nine Months Ended
                                                                                September 30,                      September 30,
                                                                            1996             1995             1996             1995
Net sales .......................................................            100%            100%             100%             100%
Cost of sales ...................................................             47              52               46               51
Gross profit ....................................................             53              48               54               49
Operating expenses :
      Selling, general and administrative .......................             37              43               40               50
      Research and development ..................................              7               6                7                7
Total operating expenses ........................................             44              49               47               57
Operating profit (loss) .........................................              9              (1)               7               (8)
Other income (expense), net .....................................              1               3                2                4
Income (loss) before income taxes ...............................             10               2                9               (4)
Income tax expense ..............................................              0               0               (1)               0
Net income (loss) ...............................................             10               2                8               (4)



Comparison of Three and Nine Months Ended September 30, 1996 and 1995.

             Net sales for the three months ended September 30, 1996 were $3.062 million, an increase of $1.376 million, or 82%, compared to $1.686 million for the comparable three months in 1995. Net sales for the nine months ended September 30, 1996 were $6.986 million, an increase of $2.988 million, or 75%, compared to $3.998 million for the comparable nine months in 1995.

             During the three months ended September 30, 1996, HAR sales decreased by $420,000 to $125,000 or by 77% from the corresponding three months in the prior year of $545,000. During the nine months ended September 30, 1996, HAR sales decreased by $590,000 to $1.025 million or by 37% from the corresponding nine months in the prior year of $1.615 million. The decrease in HAR sales is primarily attributable to reduced sales of the DR1025NW, a digital recorder designed principally for the National Weather Service. The Company believes that it has achieved a saturation level of the DR1025NW to potential users of the product, and that the Company will therefore achieve lower sales of this product in future periods. HAR sales in future periods will depend largely on sales of other existing products as well as the Company's ability to design and introduce new products, such as the new DR2000 computer controlled HAR system.

             During the three months ended September 30, 1996, TCS sales increased by $1.145 million to $1.659 million, or by 223%, from sales during the corresponding three months in the prior year of $514,000. During the nine months ended September 30, 1996, TCS sales increased by $2.617 million to $3.886 million, or by 206%, from sales during the corresponding nine months in the prior year of $1.269 million. The increase in TCS sales is primarily attributable to the Company's success in generating large orders for the DR500C Talking Bus(R) from transit system customers. During the three months ended September 30, 1996, shipments to three transit system customers accounted for $1.166 million, or 70% of TCS sales. During the nine months ended September 30, 1996, shipments to three transit system customers accounted for $2.626 million, or 68%, of TCS sales.

          During the three months ended September 30, 1996, DAC sales increased by $426,000 to $1.053 million, or by 68%, from sales during the corresponding three months in the prior year of $627,000. This increase is due primarily to one shipment for $569,000 to a customer. During the nine months ended September 30, 1996, DAC sales increased by $687,000 to $1.801 million, or by 62%, from sales during the corresponding nine months in the prior year of $1.114 million. Since DAC was acquired February 28, 1995, the corresponding nine months in the prior year included only seven months of sales. During the three months and nine months ended September 30, 1996, Transit-Media sales were $225,000 and $274,000, respectively. Since Transit-Media was acquired April 30, 1996, comparison to prior periods are not available.

             Cost of sales increased to $1.431 million for the three months ended September 30, 1996 from $874,000 from the comparable three months in 1995, or an increase of 64% on a period-to-period basis. For the nine months ended September 30, 1996, cost of sales increased to $3.227 million from $2.028 million from the comparable nine months in 1995, or an increase of 59% on a period to period basis.

             Gross profit for the three months ended September 30, 1996 was $1.631 million, an increase of $819,000, or 101%, over gross profit of $812,000 in the three months ended September 30, 1995. As a percentage of sales, gross profit during the three months ended September 30, 1996 was 53% of net sales, as compared to 48% during the corresponding three months in 1995. Gross profit for the nine months ended September 30, 1996 was $3.759 million, an increase of $1.789 million, or 91%, over gross profit of $1.970 million in the nine months ended September 30, 1995. As a percentage of sales, gross profit during the nine months ended September 30, 1996 was 54% of net sales, as compared to 49% during the corresponding nine months in 1995. The fluctuation in gross profit percentages between the periods was caused mainly by a shift in sales mix among the business groups. Furthermore, two large shipments totalling approximately $1.287 million during the three months ended September
30, 1996 achieved gross profit margins of or exceeding 60% which contributed substantially to the improved quarterly and year-to-date margins.

             Selling, general and administrative expenses during the three months ended September 30, 1996 were $1.139 million, an increase of $415,000 or 57%, as compared to expenses of $724,000 during the three months ended September 30, 1995. This increase is primarily attributable to the additional general and administrative expenses of Transit-Media totalling $109,000 and to higher commission expenses resulting from increased sales. Selling, general and administrative expenses during the nine months ended September 30, 1996 were $2.792 million, an increase of $786,000, or 39%, as compared to expenses of $2.006 million during the nine months ended September 30, 1995. This increase is primarily attributable to a write off of a $115,000 account receivable, to general and administrative expenses of Transit-Media totalling $183,000, higher commission expenses resulting from increased sales, higher depreciation and amortization expenses of property, equipment, goodwill and intangible assets, and to DAC, which was acquired on February 28, 1995. This increase is attributable to the expansion of the Company's sales and marketing activities and to the additional general and administrative expenses associated with the DAC acquisition on February 28, 1995.


             Research and development expenses for the three months ended September 30, 1996 were $211,000, an increase of $103,000 or 95%, as compared to expenses of $108,000 during the three months ended September 30, 1995. Research and development expenses for the nine months ended September 30, 1996 were $461,000, an increase of $175,000 or 61%, as compared to expenses of $286,000 during the nine months ended September 30, 1995. These increases are primarily attributable to HAR and TCS hiring additional engineering staff and to TCS expenses on current product enhancements and future product developments.

Liquidity and Capital Resources

         From 1990 until the Company's public offering in November 1994, the Company financed its operations primarily through the private issuance of debt and equity securities. In December of 1994, the Company completed its initial public offering of 1,265,000 Units (the "Units"), each Unit consisting of one share of Common Stock and one warrant to purchase one share of Common Stock. The Company realized gross proceeds of approximately $7.274 million and net proceeds of approximately $5.562 million after deducting offering costs of approximately $1.712 million. Since the closing of the public offering, the Company has also received proceeds of approximately $465,000 from the exercise of warrants.

         As of September 30, 1996, the Company's principal sources of liquidity included cash and cash equivalents of $143,000, investments of $1.999 million (consisting primarily of U.S. Treasury obligations) and accounts receivable of $2.400 million. The Company's current assets less current liabilities provide a net working capital of $5.130 million. As of September 30, 1996, the Company had no long-term debt. On May 24, 1996, the Company closed a $2 million unsecured credit agreement with a financial institution. The agreement is for short-term borrowings and import letters of credit, subject to certain loan covenants, and bears interest at a rate of LIBOR plus 2.3%, payable quarterly. At September 30, 1996, there were no advances outstanding under the credit agreement.

             The Company's operating activities provided cash of $24,000 during the nine months ended September 30, 1996 and used cash of $943,000 during the nine months ended September 30, 1995. For the nine months ended September 30, 1996, increases in accounts receivable of $571,000, increases in other receivables of $69,000, increases in inventories of $103,000, increases in prepaid and other current assets of $136,000, increases in intangible assets of $149,000, and increases in accrued expenses of $239,000 primarily offset the cash provided from earnings and the non-cash expenses of depreciation and amortization. For the nine months ended September 30, 1995, increases in accounts receivable of $145,000, increases in inventories of $448,000, decreases in prepaids and other current assets of $121,000, increases in other receivables of $257,000, increases in other assets of $57,000, and decreases in accounts payable of $86,000, were the primary components of changes in cash from operating activities. Working capital requirements increased with growth in the Company's sales, primarily due to the time gap between the time the Company must pay its suppliers and the time the Company receives payment from its customers, particularly its governmental customers.

         Investing activities during the nine months ended September 30, 1996 included purchases of property and equipment of $234,000, the sale of short term investments of $200,000 and the purchases of short term investments of $86,000. Renovation and improvement of additional office and production space subleased by the Company costing approximately $96,000 is included in purchases of property and equipment. Investing activities for the nine months ended September 30, 1995 consisted primarily of the acquisition of Digital Audio Corporation for $1.171 million and sales of short term investments of $957,000.

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

             None.

         ITEM 3   DEFAULTS UPON SENIOR SECURITIES

             None.

         ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None.

         ITEM 5   OTHER INFORMATION

             None.



         ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits

                     27   Financial Data Schedule

             (b) The Company filed a report on Form 8-K/A-1, dated July 15, 1996, in order to amend the Form 8-K reporting the acquisition of Transit-Media GmbH.




                                   SIGNATURES


             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.



                             DIGITAL RECORDERS, INC.


Dated: November 14, 1996     By:  /s/ J. PHILLIPS L. JOHNSTON
                             J. Phillips L. Johnston, Chairman of the Board,
                             Chief Executive Officer, and Acting Principal
                              Financial Officer