Form 10KSB
period 1996-12-31
DIGITAL RECORDERS INC
filed 1997-03-31
CIK 853695

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE
         FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR
[  ]     TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED] for the transition period from ____________ to ____________

                         Commission file number: 1-13408

                             DIGITAL RECORDERS, INC.
                 (Name of small business issuer in its charter)

           NORTH CAROLINA                                      56-1362926
   (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                        Identification Number)

                        4900 PROSPECTUS DRIVE, SUITE 1000
                RESEARCH TRIANGLE PARK, NORTH CAROLINA 27709-4068
                    (Address of principal executive offices)

                    Issuer's telephone number: (919) 361-2155

         Securities registered under Section 12(b) of the Exchange Act:

                                                Name of each exchange
Title of each class                              on which registered

COMMON STOCK, $.10 PAR VALUE                 Boston Stock Exchange, Inc.
WARRANTS TO PURCHASE COMMON STOCK            Boston Stock Exchange, Inc.

      Securities registered pursuant to section 12(g) of the Exchange Act:
                                      NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer's revenues for its most recent fiscal year:  $ 9,200,269

As of February 28, 1997, 2,674,075 shares of the registrant's Common Stock were outstanding. The aggregate market value of the 2,045,142 shares of Common Stock held by non-affiliates was $6,646,712 as of February 28, 1997. The market value of the shares was calculated based on the closing bid price of such shares on The Nasdaq SmallCap MarketSM on such date.

                      DOCUMENTS INCORPORATED BY REFERENCE:
The information required by Part III of this annual report is incorporated by reference to the Registrant's definitive proxy statement if filed with the Commission on or before April 30, 1997 or if such proxy statement is not filed, will be filed with the Commission as an amendment to this Form 10-KSB under cover of Form 10-KSB/A not later than April 30, 1997.

Transitional Small Business Disclosure Format:  Yes      No  X

                                     PART I


ITEM 1.     DESCRIPTION OF BUSINESS

GENERAL

            Digital Recorders, Inc. (the "Company") designs, manufactures or contracts for the manufacture of, and sells information technology products through its three business groups, consisting of Transit Communication Systems ("TCS"), Highway Information Systems ("HIS") and Digital Audio Company ("DAC"), and its two wholly-owned subsidiaries, Transit-Media GmbH ("Transit-Media") and TwinVision Corp. of North America, Inc. ("TwinVision"). The Company's products are currently marketed to the mass transit market, the travelers information station/highway advisory radio ("TIS/HAR") market and the law enforcement market. Customers include municipalities, regional transportation districts, federal, state, and local departments of transportation, turnpikes, bus manufacturers, and law enforcement agencies or organizations.

            The TCS group focuses on the means by which a transit authority facilitates next stop announcements, passenger information, vehicle location and other communications with riders. In May 1994, the Company introduced the Talking Bus(R), Model DR500C, to the transit communication market. The DR500C is a digital vehicle stop location announcement and passenger information system which allows public transit vehicle operators to give audio next stop announcements to assist visually-impaired passengers in arriving at their destination. The Company believes that demand for open architecture transit products, such as the DR500C, will increase in the future as transit authorities seek to implement computer aided dispatch/automatic vehicle location ("CAD/AVL") systems which may encompass a global positioning system ("GPS"), inertial navigation, dead reckoning or other technologies for more efficient use and monitoring of transit vehicles. Since 1988, the Company has sold over 1,900 TCS products for use by 42 transit system customers in 20 states and 2 foreign countries.

            The HIS group develops radio broadcast systems, authorized by the Federal Communications Commission ("FCC"), which permit broadcast of voice audio over low-power AM radio stations. The Company's digital messaging systems for the TIS/HAR market serve the communication needs of motorists for a variety of purposes, such as advising of traffic and weather conditions, construction delays and availability of alternate routes to a particular destination. The Company has sold over 600 HAR systems in 46 states since its inception in 1983.

            The DAC group was established in 1995 upon the Company's acquisition of Digital Audio Corporation. The DAC group produces a line of digital filter systems and tape transcribers used to improve the quality and intelligibility of live and recorded voices. Products are marketed to law enforcement entities and other customers in government organizations, both domestic and overseas.

            Transit-Media became a wholly-owned subsidiary of Digital Recorders after being acquired by the Company in May 1996. (See "Acquisitions".) Shortly thereafter, the Company formed TwinVision as another wholly-owned subsidiary of the Company. Both of these subsidiaries design, manufacture or contract for manufacture of, sell and service a new generation of electronic destination sign systems primarily used on transit bus vehicles worldwide. Transit-Media serves the European and Far Eastern markets while TwinVision serves the North American market. Customers include transit operating agencies which use mass transit vehicles and the manufacturers of those vehicles.

INDUSTRY OVERVIEWS

            The transit communication industry is a relatively new market, growth in which is principally a result of the enactment of the Americans with Disabilities Act ("ADA"), the Clean Air Act ("CAA"), the Intermodal Surface Transportation Efficiency Act ("ISTEA") and Smart Highway initiatives. ADA requires that fixed route transit systems announce major stops and transfer points to assist visually-impaired passengers. Several lawsuits filed against municipalities to enforce compliance with these and other provisions of ADA have contributed to the growth in purchases of stop announcement systems by transit operators. Public transit authorities typically draw between 80% and 90% of funding for purchases of ADA compliant products from the Federal Transit Administration, with the remainder of product acquisition funding being provided by state and local sources. The CAA, which requires large employers to gather data concerning the routes their employees travel to and from work and their methods of transportation, is designed to develop more effective transportation routing information for public transit agencies. The ISTEA, a $40 billion federal funding initiative, promotes the development of a "smart highway" system in the United States, which designates a wide range of devices, services and programs intended to increase the capacity of the nation's highway system without adding additional physical lanes of highway. The "smart highway" system is expected to utilize sophisticated CAD/AVL software and hardware for "intelligent" transit vehicles.

            Based upon its analysis of companies known to sell TCS type products and its experience and contacts in the transit market, management believes that a significant market demand has begun to develop for TCS type products as legislative and governmental initiatives take effect. The Company expects that its transit products, which incorporate open architecture, real-time software recording capabilities, high quality audio, memory efficiency, variable length messaging, individual message access and integration capabilities with CAD/AVL, GPS and other technologies, will capture significant market share of the transit market as it develops. While the TCS group has had nominal international sales, the Company believes the purchase of Transit-Media will enable the Company to cross-sell TCS products overseas.

            The TIS/HAR market consists of mobile and stationary broadcasting systems which operate on the AM radio band. Although the FCC has considered proposals to open TIS/HAR communications to the FM radio band, no such action has been taken to date by the FCC. HAR products typically operate on battery or electrical power, provide limited coverage of three to six miles and compete with other methods of motorist communications such as variable message signs. Technological advances in the TIS/HAR industry have expanded potential applications as users can change messages or check the broadcasting unit by remote control from any touch-tone telephone. Although the TIS/HAR market is more mature than the transit communication market, management believes the potential market for HAR systems will expand as computer-controlled systems such as the Company's DR2000 achieve market acceptance. The Company believes that solar-powered mobile HAR systems are better suited than traditional variable message signs to provide information to motorists especially where power is unavailable.

            The DAC market consists of government organizations at the local, state, and federal level. DAC also markets its products in twelve foreign countries through a network of dealers. Approximately one-third of DAC sales are international sales. DAC's digital filter and tape transcriber technology is applicable to recorded and live voice signals and reduces background noises that might otherwise make the audio unintelligible. Additionally, DAC's products are applicable to the vibration, acoustic, and communications disciplines in the commercial sector.

            The electronic destination sign industry, which is the primary market for Transit-Media and TwinVision, is a highly competitive, mature market with growth limited to overall industry growth or that which is precipitated by technological advances. Virtually, all transit buses manufactured worldwide have some form of destination signs and the percentage of those signs that are electronic signs is approximately 60% and 90% in Europe and the United States, respectively. A single competitor in the domestic electronic destination sign market controls a significant market share, while no one supplier dominates the worldwide market.

PRODUCTS AND PRODUCT DESIGN

            The Company's current products include the DR500C Talking Bus(R), a broad line of HAR broadcasting systems which operate on the AM radio band, DAC's product line, which includes ten digital filter instruments and two digital tape transcription machines, and light-emitting diode flip-dot electronic destination signs being marketed by Transit-Media and TwinVision. During 1996, 1995 and 1994, TCS accounted for 57%, 36% and 42% of the Company's net sales, respectively. During the same periods, HIS accounted for 13%, 40% and 58% of the Company's net sales, respectively. DAC accounted for 26% and 24% of net sales in 1996 and 1995, respectively. In addition, Transit-Media accounted for 4% of net sales in 1996, and TwinVision did not have any sales in 1996.

         TCS PRODUCT LINE. The Talking Bus(R) is an automated next stop announcement and passenger information system which is designed for use in transit buses, light rail vehicles, trains or subway cars, people movers, monorails, airport vehicles and tour buses. The Talking Bus(R) adheres to the American public transit industry's recognized standards, the Society of Automotive Engineers J1708, J1587, and J1455. It uses an open architecture computer-based electronics system design which accommodates the addition of new features and capabilities, including interoperability with third-party equipment. In the case of the Talking Bus(R), the open architecture permits the expansion of memory capacity to the size required by the transit customer and the integration of the Talking Bus(R) with CAD/AVL, GPS receivers, internal and external signs, and other future electronic systems. The Talking Bus(R) offers easy downloading or transfer of software using an industry standard personal computer memory card international association ("PCMCIA"). Also, by installing a modem, software can be downloaded by radio frequency. The Talking Bus(R) is designed to meet the operating standards for temperature, humidity, shock, vibration and other environmental conditions found in transit applications, and to satisfy all ADA requirements for internal and external stop announcements. The Talking Bus(R) is manufactured in an ISO 9002 compliant facility which is an internationally accepted standard for manufacturing quality.

         When activated by a transit operator or by an automatic trigger such as GPS or signpost radio, the Talking Bus(R) provides a high quality digital audio announcement which can be recorded in any language. The Talking Bus(R) uses the vehicle's power supply and can be wired for a 12-volt or 24-volt source. The Talking Bus(R)' memory is provided by expandable memory cards with up to 40 megabyte capacity. The audio messages are stored in flash memory, which does not require battery backup.

         HIS PRODUCT LINE. The Company markets a line of stationary and mobile HAR products. Each HAR product is manufactured in compliance with FCC rules and regulations and provides the maximum transmission power permitted by the FCC. The various models of the HAR products offered by the Company can be generally divided into two classes of products, the Solar Max and stationary highway advisory radio systems. The Solar Max operates from a solar power system including battery backup which is mounted on a trailer for easy transportation and setup. With the exception of this trailer, the Solar Max includes no moving parts, which limits the amount of maintenance which may be required. The Solar Max can be programmed and on the air within ten minutes and can be controlled remotely using the built-in cellular telephone. Stationary highway advisory radio products offered by the Company can be directly linked to nearby utilities or can be installed using solar power and battery options.

         DAC PRODUCT LINE. The Company markets an extensive line of digital signal processing ("DSP") instruments that are used by law enforcement agencies and organizations to enhance forensic tape recordings collected from a variety of sources. Voices on such recordings are often obscured by hum, room noises, acoustic resonances, muffling, crosstalk, background music, and street noises. To enhance such recordings and make them understandable, the tape's audio is played through a sequence of audio filters. These real-time devices have substantial computational power with the typical digital filter employing 20 microprocessors.

         DAC's most popular product is the Personal Computer Audio Processor ("PCAP"). The PCAP is a mouse driven, Windows(TM)-based processor used to reduce non-voice sounds on an audio source. This PC-controlled digital processor implements up to five different digital filters simultaneously and has built-in dual channel spectral analysis. An expanded version, the Multi-Channel Audio Processor ("MCAP") was introduced in 1996 and is a compliment to the PCAP for the more sophisticated user.

         TRANSIT-MEDIA AND TWINVISION PRODUCT LINE. The Company's electronic destination sign products include various models which cover the vast majority of all known applications. These products adhere to ADA requirements and function under most industry recognized protocol standards. They possess an open architecture, microprocessor-based system incorporating a new generation display device. This new generation display device improves distance of readability while reducing end user maintenance expense. Destination message programming is accomplished via proprietary software developed by the Company through PCMCIA memory card download. The product is manufactured under various contracts in ISO certified facilities.

MARKETING AND SALES

            All of the Company's products are marketed on a direct basis by the Company's sales and marketing personnel. The Company's marketing activities combine data base marketing, selective media advertising, publication of a periodic newsletter directed to customers, participation in trade shows and industry conventions, cooperative activities with system integrators, and, in the case of DAC, a one-week DAC SCHOOL. This school offers end users opportunities to understand DSP technology and to learn DAC product operation via hands-on instruction. The DAC school was conducted four times in 1996. In addition, the Company's TCS products are marketed by four outside sales representatives. These sales representatives are compensated through commissions and reimbursement of certain business expenses. HIS products are also marketed in California and Nevada by a manufacturer's sales representative company. DAC products are sold directly by the Company in the United States and through a network of dealers internationally. The Company's electronic destination sign products are marketed both direct by the Company and through independent sales representatives to vehicle manufacturers and the end user transit operating agencies. Several of HIS's and DAC's products have been approved for purchase by the General Services Administration of the U.S. Government, which the Company believes enhances its sales opportunities to federal agencies because the agency can, if they so chose, purchase scheduled products from the Company at a specified negotiated price.

            The Company anticipates that a significant portion of its revenues will continue to be accounted for by relatively few key customers, the identity of which may vary from year to year. Revenues from three major customers accounted for approximately 34%, 35%, and 44% of net sales during 1996, 1995 and 1994, respectively. The Company's most significant customer during the past three years accounted for approximately 13% of the total combined sales during those years.

            The Company's customer base has a significant number of governmental and quasi-governmental entities. The Company derived approximately 48%, 65% and 83% of its net sales from purchases by governmental and quasi-governmental entities in 1996, 1995 and 1994, respectively. Sales to these customers are characterized by a lengthy sales cycle which generally extends for a period of two to twenty-four months. The Company's sales cycle is also characterized by higher sales during the third and fourth quarters. In addition, purchases by these customers are dependent on federal, state and local funding, which may vary from year to year. The Company's sales and marketing staff will generally attempt to assist customers in the preparation of transportation improvement plans which are used to prepare budgets for submission to governmental and legislative bodies.


RESEARCH AND DEVELOPMENT

            The Company is committed to the continued enhancement of all of its products and to the development or acquisition of products having related applications. The Company's objective is to develop products that are considered to be high quality, technically advanced and capable of capturing a share of the applicable market.

            In the transit market, enhancement of the Talking Bus(R) will continue over the next year to increase the Company's ability to integrate TCS products with other technologies such as CAD/AVL, GPS, dead reckoning, and other on-vehicle electronic systems. The Company believes that the convergence of core technologies, combined with the need for capital improvements in the transit industry, will justify continuing high levels of research and development in the TCS area. TCS research and development will primarily focus on the ability to integrate technologies such as GPS and inertial navigation into the Company's stop announcement system, thereby providing an "automatic trigger" of a stop announcement without need for human intervention.

            The Company's research and development in the TIS/HAR area will be more limited, and will focus primarily on the continued development of the DR2000 series of computer-controlled HAR products and the TR 10 class `E' transmitter as well as ways to reduce product costs and improve product reliability. The DR2000 is a computer-controlled HAR digital messaging system which will permit multiple HAR stations to be networked together for operation from a central traffic operation center.

            DAC currently has development contracts with several government agencies to design products for specific DSP applications. In addition, DAC is continuing to upgrade and enhance designs of existing products to incorporate new technology and to meet customer requirements.

            In October 1996, the Company introduced a new generation display element in its TwinVision LeDot(TM) destination sign system. This new generation display combines known and proven benefits of light-emitting diodes with proven electromagnetic flip-dot elements to enhance product performance. These enhancements improve distance of readability and reduce maintenance expense.

            The Company's research and development costs increased in 1996 as development activities continued in all business groups and in the Transit-Media and TwinVision subsidiaries. The Company attempts to maximize its use of the funds available for research and development by following strategies to accelerate the development of new products, reduce product costs, focus on systems integration and accelerate new product introductions. Research and development expenses were $643,223, $379,870 and $587,067 in 1996, 1995 and
1994, respectively.

ACQUISITIONS

            On April 30, 1996, the Company acquired all of the outstanding stock of Transit-Media, a company which assembles and markets proprietary on-board, electronic destination signs for mass transit systems in Europe and the Far East. The Company paid $35,000 for all of Transit-Media's stock at closing. The Company recorded cash ($440), other receivables (valued at $1,736), fixed assets (valued at $10,523), accounts payable (valued at $3,957), short-term bank borrowings (valued at $117,177), and certain intangible assets (valued at $143,435). Upon completing the acquisition, the Company invested $350,000 in Transit-Media to pay off an existing bank credit line and provide working capital.

            On February 28, 1995, the Company entered into and closed an Asset Purchase and Sale Agreement (the "Agreement") with Digital Audio Corporation ("Digital Audio"). Pursuant to this Agreement, the Company obtained substantially all of the assets of Digital Audio for a purchase price in the aggregate amount of approximately $2,100,000 which consisted of cash in the amount of $1,171,000, a promissory note in the amount of $709,000 and 33,846 shares of the Company's Common Stock valued at $220,000 ("Acquisition Shares"). As additional consideration, the Agreement provides for an earn-out payment pursuant to which Digital Audio shall be entitled to receive a $200,000 increase in the purchase price in the event, during the two-year period commencing on February 28, 1995, total revenues attributable to the operations of Digital Audio increase a minimum of 10% during each year of such two-year period, and earnings before interest and taxes attributable to the operations of Digital Audio equals or exceeds 59% of total revenues attributable to the operations of Digital Audio during each year of such two-year period. The Company does not anticipate any such earn-out payments will be made. The unsecured promissory note payable to Digital Audio, which accrued interest at the rate of 6% per annum, was paid in January 1996.

COMPETITION

            The markets in which the Company participates are highly competitive. The transit market in particular is characterized by rapid technological advances, evolving industry standards and technological obsolescence. The Company believes that the principal competitive factors in the markets for the TCS, HIS, Transit-Media and TwinVision products include ease of use, service and support, price and the ability to integrate these products with GPS and other technologies. The Company currently views Luminator, an operating division of Mark IV Industries, Inc., as its principal competitor in the transit market. Luminator is a significant competitor in signage and announcements and, while the Company believes that Luminator now purchases its stop announcement technology from an outside party, it could either develop or acquire this technology. The Company also recognizes Clever Devices Ltd. and Meister Electronics, LC., a German company, as competitors in the transit market, although neither of these competitors have the capital and other resources of Luminator. In the TIS/HAR market, the Company's principal competitor is Information Station Specialists ("ISS"). The Company also considers LPB, Inc. a competitor in the TIS/HAR market, although with a significantly smaller market share than ISS.
                                       6

            Competition in the voice noise filtering business is limited, and the Company believes that its DAC group is a leader among the small number of participants in the industry. The Company will attempt to maintain that position through frequent product improvements and new product introduction. Analog filtering products produced for the commercial sound industry by companies such as AKG are not specifically designed for voice filtering and are not considered significant competition. The Company recognizes Adaptive Digital System, Inc.
as a competitor producing similar technology products.

MANUFACTURING

            The Company's principal supplier for TCS products, Quality Manufacturing and Design of Raleigh, North Carolina ("QMD"), is a contract electronics manufacturing firm. QMD has achieved ISO 9002 certification for manufacturing. The Company currently has an order to purchase from QMD certain electronic components included in the Talking Bus(R). The Company believes that QMD has sufficient manufacturing capacity to address the Company's short-term requirements for the Talking Bus(R) and, by adding a second shift, could significantly increase production if requested to do so by the Company. Some TCS components, such as memory cards, may be subject to considerable variations in price and availability from time to time. Although the Company has not experienced production delays due to a lack of available parts, a significant increase in the Company's sales could result in the Company having to increase its inventory of certain key components in order to ensure their availability.

            Although the Company is currently dependent on QMD as its sole supplier for major electronic components included in the Talking Bus(R), management believes that alternate suppliers are available. Nonetheless, the loss of this supplier could have a short-term adverse effect on the Company's ability to timely deliver products to its customers.

            The Company's principal supplier for certain HIS products was Multi-Technical Services, Inc. ("MTS") of Clayton, North Carolina. In 1994 the Company entered into a blanket production purchase order agreement with MTS to supply certain component parts and assembled HIS products. Starting in late 1996, the Company started to do some of its engineering and manufacturing work for its HIS products internally.

            The Company's DAC group manufactures its own products as well as, starting in late 1996 some of those used by HIS. Printed circuit board and enclosure fabrication is purchased from specialized vendors. The DAC group utilizes proprietary circuits from Texas Instruments, Motorola, and Crystal Semiconductor. Because of the rapid advances in technology, the Company believes that this practice is necessary to maintain its competitive position and does not place the Company at excessive supply risk.

            The Company purchases most of its components for its electronic destination signs from Lite Vision Corporation, a corporation based in Taiwan. The Company has contracts with electronic manufacturing firms to manufacture these products both domestically and overseas. The display element is essentially a sole-source device, and the Company is managing its inventory levels to minimize the risk of delays in parts availability.

PROPRIETARY RIGHTS

            The Company currently relies on a combination of patent, copyright and trade secret protection, nondisclosure agreements and licensing agreements to establish and protect its ownership of proprietary rights. The Company will attempt to keep the results of its research and development program proprietary, but may not be able to prevent others from using some or all of such information or technology. The Company has been issued two patents relating to the memory efficiency and the power efficiency of its technology and a design patent on the Solar Max HAR system. The Company has registered its Talking Bus(R) trademark logo with the United States Patent and Trademark Office and has registered various trademarks and logos for its new generation technology display element. In addition, Digital Recorders and Solar Max are trademarks of the Company. The Company intends to pursue patents covering new technologies and registration of its other trademarks and service marks as advised by counsel. The Company intends to maintain the integrity of its service marks, trade names and trademarks and other proprietary names and marks against unauthorized use and to protect against infringement and unfair competition where circumstances warrant.

EMPLOYEES

            As of February 28, 1997 the Company employed fifty-one people. The Company's employees are not covered by any collective bargaining agreements and the Company believes that its employee relations are good.


ITEM 2.     DESCRIPTION OF PROPERTY

            The Company leases approximately 5,400 and 4,600 square feet of office space in two different locations in a building in Durham, North Carolina. This space is leased under two separate lease agreements. One lease agreement provides for monthly rental payments of $5,641 and expires in January 1998. The second agreement provides for monthly rental payments ranging from $2,800 to $2,920 and expires in April 2000. The Company also leases approximately 2,700 square feet of office and manufacturing space in Raleigh, North Carolina. That lease, which expired on February 28, 1996 and was extended on a month to month basis, provides for monthly rental payments of $1,733. Subsequent to December 31, 1996, the Company entered into a new lease agreement which increased the office space under this lease from approximately 2,700 square feet to approximately 4,700 square feet. This new lease agreement contains rental rates ranging from $4,241 to $5,013 per month and runs from April 1997 through December 2002.

            Management believes that, if necessary, additional office and manufacturing space will be available in or adjacent to its existing facilities at a cost approximately equivalent to or slightly higher than that now paid by the Company for its existing facilities.

            On July 1, 1994, the Company entered into an agreement pursuant to which William H. Wilson and Linda E. Wilson (the "Sellers") agreed to transfer ownership to the Company of a condominium located in the Wailea resort development known as the Polo Beach Club at 20 Makena Road, in Wailea, Maui, Hawaii (the "Property"). In exchange for the Property, the Sellers received a total of 120 shares of Series AAA Preferred Stock and warrants to acquire 54,284 shares of Common Stock at a price of $2.95 per share.

            The Company had the Property listed for sale from 1994 until December 20, 1996 when the Company sold this property for net proceeds of $467,625. (See Note 4 of the Notes to the Consolidated Financial Statements.) The Company rented the property prior to this sale.

ITEM 3.     LEGAL PROCEEDINGS

            The Company is not a party to any litigation and is not aware of any threatened or pending legal action which would have a material adverse effect on the Company's business, operations or financial condition.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II


ITEM 5.     MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is quoted on The Nasdaq SmallCap MarketSM under the symbol "TBUS" and on the Boston Stock Exchange under the symbol "TBU". Quotations commenced following the Company's initial public offering on November 8, 1994. The following table sets forth the range of high and low closing bid prices, as reported by The Nasdaq SmallCap MarketSM, from January 1, 1995 through February 28, 1997. The prices set forth reflect interdealer quotations, without retail markups, markdowns or commissions, and do not necessarily represent actual transactions.

                                                  HIGH        LOW

     1995
       First Quarter.........................    $7.00       6.00
       Second Quarter........................     7.75       6.50
       Third Quarter.........................     7.38       6.75
       Fourth Quarter........................     7.50       6.13

     1996
       First Quarter.........................    $6.75       6.00
       Second Quarter........................     6.75       5.38
       Third Quarter.........................     6.75       4.69
       Fourth Quarter........................     5.13       3.25


     1997
       First Quarter (through February 28, 1997).$4.00       3.13

         On February 28, 1997, the closing bid price of the Common Stock was $3.25. As of February 28, 1997, the number of beneficial holders of the Company's Common Stock was approximately 1,200.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

         Digital Recorders, Inc. is an international, high technology microelectronics company serving the mass transit, highway advisory radio and law enforcement markets using proprietary software applications. From its inception in 1983 through 1986, the Company's activities consisted primarily of organizational and development activities. Since 1987, when the Company generated net sales of $348,000, net sales have increased each year, reaching $9,200,269 in 1996. The Company achieved its second consecutive year of profitability in 1996 during which it earned a profit after income taxes of $639,385. The Company attributes its growth primarily to the introduction of new products, increased market penetration, growing markets for its products, and strategic acquisitions of companies with complementary technologies.

         The Company typically recognizes revenue upon shipment of products to customers. Because the Company's operations are characterized by significant research and development expenses preceding a product introduction, net sales and their related expenses may not be recorded in the same period, thereby producing fluctuations in operating results. The Company's dependence on a small number of relatively large customers or projects may increase the magnitude of fluctuations in operating results.

         The Company's financial statements contain a provision for income tax expense of $20,000 and $10,000 for the years ended December 31, 1996 and 1995, respectively due to alternative minimum tax. As a result of the accumulated losses incurred in past years, the Company utilized $1,335,939 of its net operating loss carryforward during 1996 and had a net operating loss carryforward as of December 31, 1996 of $2,751,134. Management expects this carryforward will be available to offset federal taxable income, if any, through 2009. Also, as of December 31, 1996, the Company had a net economic loss carryforward for state income tax purposes of $820,565, which is expected to be available to offset future state taxable income, if any, through 1999. Following utilization of the existing federal and state loss carryforwards, the Company's future operations, if profitable, will be subject to income tax expense.

         The following discussion provides an analysis of the Company's results of operations and liquidity and capital resources and should be read in conjunction with the consolidated financial statements of the Company and notes thereto. The operating results of the periods presented were not significantly affected by inflation.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items included in the Company's Consolidated Statements of Operations:

                                                       YEAR ENDED DECEMBER 31,
                                                 1996      1995            1994
                                                 ----      ------         ------
    Net sales....................................100%        100%          100%
    Cost of sales................................ 44          50            57
                                                  --          --           ---
    Gross profit................................. 56          50            43
                                                  --          --           ---
    Operating expenses:
       Selling, general and administrative....... 43          45            44
       Research and development..................  7           6            18
                                                  --           -           ---
    Total operating expenses..................... 50          51            62
                                                  --          --           ---
    Operating income (loss) .....................  6          (1)          (19)
    Other income (expense), net..................  1           3            (2)
                                                 ---         ---          -----
    Income (loss) before income taxes............  7           2           (21)
    Income tax expense...........................  *           *             0
                                                 ---         ---          ----
    Net income (loss)............................  7%          2%          (21)%
                                                 ===           =           ====

* - represents less than 1%.

COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND 1995.

         Net sales for 1996 were $9,200,269, an increase of $2,837,840, or 45%, as compared to $6,362,429 for 1995. This increase was attributable primarily to increases in sales in the TCS and DAC business groups being offset by a decline in sales in the HIS business group. TCS revenues increased by $2,984,691 or 131%, primarily because of increased sales of the DR500C. DAC's revenues increased by $850,696, or 55%, primarily because of increased sales of the PCAP and MCAP products as well as the inclusion of twelve months of DAC's operations in the Company's Statement of Operations in 1996 versus only ten months in 1995. HIS sales decreased by $1,376,619, or 54%, due to lower sales to the National Weather Service and of DR1000 products.

         Gross profit for 1996 was $5,183,607, an increase of $1,991,349, or 62%, over gross profit of $3,192,258 in 1995. As a percentage of sales, gross profit during 1996 was 56% of net sales, as compared to 50% during 1995. The increase in gross profit percentage was caused mainly by the change in sales mix towards higher margin products in the Company's TCS and DAC business groups.

         Selling, general and administrative expenses during 1996 were $4,014,466, an increase of $1,148,840, or 40%, as compared to selling, general and administrative expenses of $2,865,626 during 1995. This increase is attributable to expansion of the Company's sales and marketing activities as well as the expenses incurred in the Company's two new wholly-owned subsidiaries during 1996. These expenses as a percentage of net sales were 43% in 1996 as compared to 45% during 1995.

         Research and development expenses for 1996 were $643,223, an increase of $263,353, or 69%, as compared to research and development expenses of $379,870 during 1995. This increase reflects the continuing development costs incurred by the Company across all of its business groups.

         Operating income increased by $579,516 to $525,918 in 1996 from an operating loss of $53,238 in 1995 primarily due to the factors set forth above.

         Total other income (expense) for 1996 was $133,467, a decrease of $74,674, or 36%, as compared to total other income (expense) for 1995 of $208,141. This decrease was due primarily to changes in interest income and interest expense. Interest income for 1996 was $130,083, a decrease of $176,588, or 58%, as compared to interest income for 1995 of $306,671. This decrease was primarily attributable to the Company having lower cash balances to invest during 1996. Interest expense for 1996 was $10,888, a decrease of $102,186, or 90%, as compared to interest expense for 1995 of $113,074. This decrease was primarily due to acquisition-related interest expense not being incurred in 1996.

COMPARISON OF YEARS ENDED DECEMBER 31, 1995 AND 1994.

         Net sales for 1995 were $6,362,429, an increase of $3,127,098, or 97%, as compared to $3,235,331 for 1994. This increase was primarily due to the addition of the DAC group in February 1995, which accounted for $1,551,492 or 24% of net sales, and an increase in sales of HIS and TCS products, which accounted for $2,534,490 and $2,276,447, or 40% and 36%, respectively, of net sales during 1995. HIS revenues increased by approximately $636,000 or 34% over 1994 sales due mainly to sales of approximately $900,000 to the National Weather Service. TCS revenues increased by approximately $939,000 or 70% over 1994 sales because of increased market penetration of the DR500C.

         Gross profit for 1995 was $3,192,258, an increase of $1,810,635, or 131%, over gross profit of $1,381,623 in 1994. As a percentage of sales, gross profit during 1995 was 50% of net sales as compared to 43% during 1994. The increase in gross profit percentage was caused principally by the addition of the DAC group during 1995 and secondarily to improvements in the containment of installation costs.

         Selling, general and administrative expenses during 1995 were $2,865,626, an increase of $1,437,412, or 101%, as compared to selling, general and administrative expenses of $1,428,214 during 1994. This increase is attributable primarily to the addition of the DAC group and the expansion of the Company's sales and marketing activities. These expenses as a percentage of net sales were 45% in 1995 as compared to 44% in 1994.

         Research and development expenses for 1995 were $379,870, a decrease of $207,197, or 35%, as compared to research and development expenses of $587,067 during 1994. This decrease is attributable to the winding down of costs associated with the development of the DR500C.

         Operating loss decreased by $580,420 to $53,238 in 1995 from $633,658 in 1994 primarily due to the factors set forth above.

         Total other income (expense) for 1995 resulted in income of $208,141, an increase of $267,102, as compared to total other income (expense) for 1994 which resulted in expense of $58,961. This increase was due primarily to changes in interest income and interest expense. Interest income for 1995 was $306,671, an increase of $278,418, or 985%, as compared to interest income for 1994 of $28,253. This increase was primarily because of interest earned on the proceeds received in the Company's November 1994 initial public offering. Interest expense for 1995 was $113,074 an increase of $24,428, or 28%, as compared to interest expense for 1994 of $88,646. This increase was primarily because acquisition-related interest expense incurred in 1995 exceeded interest expense incurred on subordinated debentures in 1994.

LIQUIDITY AND CAPITAL RESOURCES

         From 1990 through completion of the Company's initial public offering in November 1994, the Company financed its operations primarily through the private issuance of debt and equity securities.

         In December of 1994, the Company completed its initial public offering of 1,265,000 Units (the "Units"), each Unit consisting of one share of Common Stock and one warrant to purchase one share of Common Stock, which included an over-allotment of 165,000 Units. The Company realized gross proceeds of $7,273,750 and net proceeds of $5,562,225 after deducting offering costs of $1,711,525.

         In 1994 and 1995, holders of certain warrants which had been issued prior to the public offering exercised their right to purchase 152,311 shares of restricted Common Stock and the Company received $465,254 as the exercise price of such warrants.

         On May 24, 1996, the Company obtained a $2,000,000 unsecured credit facility from a financial institution. The agreement provides for short-term borrowings and import letters of credit, is subject to certain loan covenants, and bears interest at a rate of LIBOR plus 2.3%, payable quarterly. At December 31, 1996 there were no borrowings outstanding under this credit agreement. At December 31, 1996, there was $460,425 committed under an import letter of credit for inventory purchases from an overseas supplier.

         As of December 31, 1996, the Company's principal sources of liquidity included cash and cash equivalents of $1,328,944, investments of $1,606,422 and accounts receivable of $2,090,881, providing the Company with net working capital of $5,722,265. While the Company had no outstanding borrowings at December 31, 1996, it anticipates that it will need to borrow money under its credit facility to fund inventory purchases and continued growth in 1997.



         The Company's operating activities provided cash of $545,506 during 1996 and used cash of $421,562 during 1995. For 1996, increases in inventories of $802,403, increases in accounts payable of $486,148 and increases in accounts receivable of $262,155 were the primary components of changes in working capital. For 1995, increases in accounts receivable of $476,644, increases in inventories of $172,008, increases in prepaids and other assets of $65,015 and decreases in accounts payable of $68,732 were the primary components of changes in working capital. The Company anticipates that its working capital needs will continue to increase as the Company implements its expansion plans. Working capital requirements will increase with growth in the Company's sales, primarily due to the time gap between the time the Company must pay its suppliers and the time the Company receives payment from its customers, particularly its governmental customers.

         The Company's investing activities provided cash of $106,306 during 1996 and used cash of $37,097 during 1995. Investing activities during 1996 related primarily to capital expenditures of $365,742 being offset by net sales of short-term investments totaling $506,608. Investing activities during 1995 included the sale of short-term investments of $2,275,000 and the purchases of short-term investments of $905,322. Investing activities in 1995 also included the purchase of Digital Audio for consideration which included cash of $1,171,000, and capital expenditures which totaled $236,975.

         The Company's financing activities used cash of $488,852 during 1996 and provided cash of $44,437 during 1995. In 1996, principal payments on long-term debt of $709,000, net payments on short-term borrowings of $117,177 and dividend payments on preferred stock of $105,300 all used cash while $442,625 of proceeds were received from the sale of resort property. In 1995, proceeds from the exercise of warrants totaling $246,588 offset cash used for the payment of $105,300 in dividends, $66,568 of long-term debt and capital lease obligations and $30,283 of additional public offering expenses.

         The Company's cash requirements, other than for normal operating expenses, will relate primarily to the development of new products and enhancement of existing products, financing anticipated growth, and the possible acquisition of products or technologies complementary to the Company's business. The Company believes that its net working capital, as well as the borrowing capacity available under the Company's $2,000,000 credit facility, will be sufficient to satisfy its currently anticipated cash requirements for 1997.

FORWARD-LOOKING STATEMENTS

         The statements contained herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include expectations of trends to continue through the remainder of the current and the forthcoming fiscal year, including the development and introduction of new products. Forward-looking statements involve a number of risks and uncertainties. Among other factors that could cause actual results to differ materially are the following: business conditions and growth in the markets in which the Company participates and the general economy; competitive factors, such as the entry of new competitors into any of the markets in which the Company participates; price pressures and increased competition in those markets; inventory risks due to shifts in market demand and/or price erosion of purchased components; changes in product mix; that the Company's working capital and existing credit arrangement will be adequate to fund its operation; and the risk factors listed from time to time in the Company's SEC reports, including but not limited to the Company's reports on Form 10-QSB, 8-K, 10-KSB, Annual Reports to Shareholders, and reports or other documents filed pursuant to the Securities Act of 1933 or the Securities Exchange Act of 1934. All forward-looking statements included herein are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements due to the factors cited above. As a result of these factors, there can be no assurance the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which would materially and adversely affect the Company's business, financial condition and results of operations.



ITEM 7.     CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Financial Statements follow this page.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                             DIGITAL RECORDERS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                                                        Page

Independent Auditors' Report............................................................................15

Consolidated Balance Sheets - December 31, 1996 and 1995................................................16

Consolidated Statements of Operations - Years ended December 31, 1996, 1995 and 1994....................17

Consolidated Statements of Stockholders' Equity - Years ended December 31, 1996, 1995 and 1994 .........18

Consolidated Statements of Cash Flows - Years ended December 31, 1996, 1995 and 1994 .................. 19-20

Notes to Consolidated Financial Statements..............................................................21-34



                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Digital Recorders, Inc.:

We have audited the accompanying consolidated balance sheets of Digital Recorders, Inc. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Recorders, Inc. and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.







KPMG Peat Marwick LLP

Raleigh, North Carolina
March 17, 1997

                             DIGITAL RECORDERS, INC.

                           Consolidated Balance Sheets

                           December 31, 1996 and 1995



                                                               Assets                               1996                 1995
                                                               ------
                                                                                               ----------------     ----------------

Current Assets:
      Cash and cash equivalents                                                            $         1,328,944            1,175,775
      Investments                                                                                    1,606,422            2,113,030
      Trade accounts receivable                                                                      2,090,881            1,828,726
      Other receivables                                                                                120,014              118,173
      Inventories                                                                                    1,889,906            1,087,503
      Prepaids and other current assets                                                                 51,329               78,151
                                                                                               ----------------     ----------------
                      Total current assets                                                           7,087,496            6,401,358

Property and equipment, less accumulated depreciation and amortization
      of $341,181 and $200,402 at December 31, 1996 and 1995, respectively                             458,011              311,120
Goodwill, less accumulated amortization of $239,628 and $98,056
      at December 31, 1996 and 1995, respectively                                                    1,668,807            1,666,944
Intangible assets, less accumulated amortization of $145,428 and $62,910
      at December 31, 1996 and 1995, respectively                                                      403,900              252,227
Other assets                                                                                             7,099                6,901
                                                                                               ================     ================
                                                                                           $         9,625,313            8,638,550
                                                                                               ================     ================

                                                Liabilities and Stockholders' Equity
Current Liabilities:
      Accounts payable                                                                                 830,883              340,778
      Accrued expenses                                                                                 172,892              135,282
      Accrued commissions                                                                              199,485               97,340
      Accrued warranty reserve                                                                         161,971              111,462
      Current portion of long-term debt                                                                 -                   709,000
      Dividends payable                                                                                 -                    54,900
                                                                                               ----------------     ----------------
                                                                                               ----------------     ----------------
                      Total current liabilities                                                      1,365,231            1,448,762
                                                                                               ----------------     ----------------


                      Total liabilities                                                              1,365,231            1,448,762
                                                                                               ----------------     ----------------


Stockholders' Equity:
      Series AAA Redeemable, Nonvoting Preferred Stock, $.10 par value, 20,000 shares authorized; 354 shares issued and outstanding at
       December 31, 1996 and 1995, respectively                                                             35                   35
      Common stock, $.10 par value, 10,000,000 shares authorized;
        2,674,075 shares issued and outstanding at December 31,
        1996 and 1995, respectively                                                                    267,407              267,407
      Additional paid-in capital                                                                    12,602,708           12,552,708
      Property held for resale                                                                          -                  (550,000)
      Translation adjustment                                                                            (9,791)              -
      Accumulated deficit                                                                           (4,600,277)          (5,080,362)
                                                                                               ----------------     ----------------
                      Total stockholders' equity                                                     8,260,082            7,189,788
                                                                                               ----------------     ----------------
                                                                                               ================     ================
                                                                                           $         9,625,313            8,638,550
                                                                                               ================     ================





See accompanying notes to consolidated financial statements.

                             DIGITAL RECORDERS, INC.

                      Consolidated Statements of Operations

                  Years ended December 31, 1996, 1995 and 1994






                                                                            1996                 1995                 1994
                                                                      -----------------     ----------------     ----------------

Net sales                                                            $        9,200,269            6,362,429            3,235,331
Cost of sales                                                                 4,016,662            3,170,171            1,853,708
                                                                       -----------------     ----------------     ----------------

       Gross profit                                                           5,183,607            3,192,258            1,381,623

Selling, general and administrative expenses                                  4,014,466            2,865,626            1,428,214
Research and development expenses                                               643,223              379,870              587,067
                                                                       -----------------     ----------------     ----------------

       Operating income (loss)                                                  525,918              (53,238)            (633,658)

Other income (expense):
  Interest income                                                               130,083              306,671               28,253
  Interest expense                                                              (10,888)            (113,074)             (88,646)
  Other income, net                                                              14,272               14,544                1,432
                                                                       -----------------     ----------------     ----------------
       Total other income (expense)                                             133,467              208,141              (58,961)

       Income (loss) before income taxes                                        659,385              154,903             (692,619)

Income tax expense                                                               20,000               10,000             -
                                                                       -----------------     ----------------     ----------------

       Net income (loss)                                                        639,385              144,903             (692,619)

Preferred dividend requirements                                                (159,300)            (154,800)             (64,631)
                                                                       -----------------     ----------------     ----------------

       Net income (loss) applicable to common stockholders           $          480,085               (9,897)            (757,250)
                                                                       =================     ================     ================

       Net income (loss) per common and common equivalent share      $             0.18                 0.00                (0.91)
                                                                       =================     ================     ================

Weighted average number of common and common
   equivalent shares outstanding                                              2,674,075            2,652,892              834,605
                                                                       =================     ================     ================



See accompanying notes to consolidated financial statements.

                             DIGITAL RECORDERS, INC.

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1996, 1995 and 1994


                                                Number                    Additional  Property                              Total
                                               of shares                    paid-in   held for Translation Accumulated stockholders'
                                                issued        Par value    capital    resale    adjustment     deficit     equity
                                              ------------ ------------- ----------- ---------- ---------- ------------ -----------

Balance as of December 31, 1993                 1,000,245   $   100,025   4,787,906      --        --       (4,377,846)     510,085

Issuance of common stock                        1,296,199       129,620   5,484,313      --        --             --      5,613,933
Common stock dividends                             22,488         2,248      (2,248)     --        --             --           --
Conversion of preferred stock to common stock     156,980        15,698     (15,698)     --        --             --           --
Cash dividends declared and paid                     --            --       (64,631)     --        --             --        (64,631)
Dividends payable                                    --            --        (5,400)     --        --             --         (5,400)
Exercise of options and warrants                   85,131         8,513     223,499      --        --             --        232,012
Net loss                                             --            --          --        --        --         (692,619)    (692,619)
                                              -----------   -----------  ----------  --------   -------    -----------   ----------
Balance as of December 31, 1994                 2,561,043       256,104  10,407,741      --        --       (5,070,465)   5,593,380

Issuance of common stock                           33,846         3,385     216,615      --        --             --        220,000
Reclassification of Series AAA Preferred stock        354            35   1,719,965  (550,000)     --             --      1,170,000
Additional public offering expenses                  --            --       (30,283)     --        --             --        (30,283)
Cash dividends declared and paid                     --            --          --        --        --         (105,300)    (105,300)
Dividends payable                                    --            --          --        --        --          (49,500)     (49,500)
Exercise of warrants                               79,186         7,918     238,670      --        --             --        246,588
Net income                                           --            --          --        --        --          144,903      144,903
                                              -----------   -----------  ----------  --------   -------    -----------   ----------
Balance as of December 31, 1995                 2,674,429       267,442  12,552,708  (550,000)     --       (5,080,362)   7,189,788

Cash dividends declared and paid                     --            --          --        --        --         (105,300)    (105,300)
Dividends payable                                    --            --          --        --        --          (54,000)     (54,000)
Sale of property held for resale                     --            --        50,000   550,000      --             --        600,000
Net income                                           --            --          --        --        --          639,385      639,385
Translation adjustment                               --            --          --        --      (9,791)          --         (9,791)
                                              -----------   -----------  ----------  --------   -------    -----------   ----------
 Balance as of December 31, 1996                2,674,429   $   267,442  12,602,708      --      (9,791)    (4,600,277)   8,260,082
                                              ===========   ===========  ==========  ========   =======    ===========   ==========




See accompanying notes to consolidated financial statements.

                             DIGITAL RECORDERS, INC.

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1996, 1995 and 1994



                                                                                      1996           1995                 1994
                                                                                      ----           ----                 ----

Cash flows from operating activities:
      Net income (loss)                                                        $         639,385        144,903            (692,619)
      Adjustments to reconcile net income (loss) to net cash
        provided (used) by operating activities:
            Depreciation and amortization of
              property and equipment                                                     140,779         78,085              34,329
            Amortization of goodwill and intangible assets                               224,090        142,748               1,226
            Accrued interest on long-term debt                                          -              -                   (104,061)
            Loss on sale of property and equipment                                      -                 1,272            -
            Changes in operating assets and liabilities:
              Increase in trade accounts receivable                                     (262,155)      (476,644)           (479,239)
              Decrease in other receivables                                               48,370         33,482              38,345
              Increase in inventories                                                   (802,403)      (172,008)           (343,537)
              Decrease (increase) in prepaids and other current assets                    26,822        (65,015)             26,975
              Increase in intangible assets                                             (234,191)       (57,400)           -
              Increase in other assets                                                      (198)          (800)               (250)
              Increase (decrease) in accounts payable                                    486,148        (68,732)            280,495
              Increase in accrued expenses                                               190,264         35,953             170,964
              Decrease in other liabilities                                             -               (17,406)            (10,650)
                                                                                 ----------------  -------------     ---------------
                Net cash provided (used) by operating activities                         456,911       (421,562)         (1,078,022)
                                                                                 ----------------  -------------     ---------------

Cash flows from investing activities:
      Purchases of property and equipment                                               (277,147)      (236,975)            (73,858)
      Proceeds from sale of property and equipment                                      -                 1,200            -
      Purchases of short-term investments                                               (121,725)      (905,322)         (3,407,708)
      Sales and maturities of short-term investments                                     628,333      2,275,000            -
      Payments for businesses acquired, net of cash received                             (34,560)    (1,171,000)           -
                                                                                 ----------------  -------------     ---------------
                 Net cash provided (used) by investing activities                        194,901        (37,097)         (3,481,566)
                                                                                 ----------------  -------------     ---------------

Cash flows from financing activities:
      Principal payments on long-term debt                                              (709,000)       (58,658)           (647,210)
      Principal payments on capital lease obligations                                   -                (7,910)             (6,433)
      Proceeds from short-term bank borrowings                                           520,000       -                   -
      Principal payments on short-term bank borrowings                                  (637,177)      -                   -
      Proceeds from sale of property held for resale                                     442,625       -                   -
      Proceeds from issuance of common stock                                            -              -                  5,592,225
      Payment of additional public offering expenses                                    -               (30,283)           -
      Payment of dividends on preferred stock                                           (105,300)      (105,300)            (84,221)
      Proceeds from issuance of preferred stock - Series AAA                            -              -                    305,000
      Proceeds from exercise of warrants - Series AAA                                   -               179,116             218,666
      Proceeds from exercise of warrants - Series AA                                    -                67,472            -
      Proceeds from exercise of options - common stock                                  -              -                     13,346
                                                                                 ----------------  -------------     ---------------

                  Net cash provided (used) by financing activities                      (488,852)        44,437           5,391,373
                                                                                 ----------------  -------------     ---------------

Effect of exchange rate changes                                                           (9,791)      -                   -
                                                                                 ----------------  -------------     ---------------

                  Net increase (decrease) in cash and cash equivalents                   153,169       (414,222)            831,785

Cash and cash equivalents at beginning of year                                         1,175,775      1,589,997             758,212
                                                                                 ----------------  -------------     ---------------

Cash and cash equivalents at end of year                                       $       1,328,944      1,175,775           1,589,997
                                                                                 ================  =============     ===============


Supplemental Disclosure of Cash Flow Information:
      Cash paid during the year for interest                                   $          10,888        113,074             195,001
                                                                                 ================  =============     ===============
      Cash paid during the year for income taxes                               $          15,000       -                   -
                                                                                 ================  =============     ===============


See accompanying notes to consolidated financial statements.

                             DIGITAL RECORDERS, INC.

                Consolidated Statements of Cash Flows, Continued

                  Years ended December 31, 1996, 1995 and 1994



Supplemental disclosures of noncash investing and financing activities:


During 1996, 1995 and 1994, the Company declared dividends on Series AAA Preferred Stock in the amount of $159,300, $154,800, and $88,229, respectively. During 1996 and 1995, the Company paid $105,300 in cash dividends relating to the 1996 and 1995 dividends declared. During 1994, the Company paid $55,501 in common stock dividends and $27,328 in cash dividends relating to the 1994 dividends declared.

During 1994 the Company declared dividends on Series AA Preferred Stock in the amount of $106,194. During 1994, the Company paid $68,891 in common stock dividends and $37,303 in cash dividends relating to the 1994 dividends declared. During 1994, the Company paid $19,590 in cash dividends relating to the 1993 dividends declared.

During 1996, the Company acquired Transit-Media GmbH. The Company paid $35,000 for all of Transit-Media's stock at closing. The Company recorded cash ($440), other receivables (valued at $1,736), fixed assets (valued at $10,523), accounts payable (valued at $3,957), short-term bank borrowings (valued at $117,177), and certain intangible assets (valued at $143,435).

During 1995, the Company acquired certain assets of Digital Audio Corporation. The Company acquired inventory (valued at $100,000), fixed assets (valued at $10,000) and goodwill and intangible assets (valued at $1,990,000) in exchange for cash of $1,171,000, a note payable for $709,000 and common stock valued at $220,000.

During 1994, the Company issued 80 shares of Series AAA Preferred Stock and an unissued subscription of 40 shares of Series AAA Preferred Stock in exchange for resort property with an estimated fair market value of $550,000. During 1995, the 40 shares of subscribed Series AAA preferred stock were issued. On December 20, 1996, the Company closed on the sale of the resort property. The Company received net proceeds of $467,625 of which $25,000 was outstanding at December 31, 1996. Because the property was sold for less than $600,000, all dividends declared and payable to this shareholder who received Series AAA Preferred Stock in exchange for the resort property will be forfeited back to the Company until the difference between the net sales price and $600,000 is reduced to zero. At December 31, 1996, $108,900 in Series AAA Preferred Stock dividends were forfeited back to the Company, and a receivable was established for $23,475 for the remaining difference between the net sales price, the forfeited dividends, and $600,000.

During 1994, the Company issued $21,708 of Common Stock in exchange for the redemption of accrued expenses in an equal amount.

During 1994, the Company issued $10,000 of Series AAA Preferred Stock in exchange for future services to be rendered in an equal amount.

                             DIGITAL RECORDERS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1995 and 1994


(1) Organization and Summary of Significant Accounting Policies

   (a)   Organization

   Digital Recorders, Inc. (the "Company") designs, manufactures or contracts for the manufacture of, and sells information technology products to the mass transit market, the travelers information station/highway advisory radio market and the law enforcement market. Customers include municipalities, regional transportation districts, federal, state and local departments of transportation, turnpikes, bus manufacturers, and law enforcement agencies or organizations.

   (b)   Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

   (c)   Cash Equivalents

   The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

   (d)   Investments

   The Company's investments consist primarily of U.S. Treasury obligations which the Company has classified as available-for-sale securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". These securities are carried at fair value based on quoted market prices at December 31, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At December 31, 1996 and 1995, there were immaterial unrealized gains and losses on the Company's investments.

   The Company also includes certificates of deposit with maturities between three months and one year in its investments. The certificates of deposit are stated at cost which approximates market.

   (e)   Trade Accounts Receivable

   Management believes all outstanding receivables are collectible at December 31, 1996. Therefore, no allowance for doubtful accounts has been provided.

   (f)   Inventories

   Inventories, consisting principally of component parts and work-in-process, are stated at the lower of cost or market, with cost determined by the first-in, first-out method.

                             DIGITAL RECORDERS, INC.

(1)   Organization and Summary of Significant Accounting Policies, Continued

   (g)   Property and Equipment

   Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets (which range from three to ten years).

   (h)   Property Held for Resale

   Property held for resale is stated at lower of cost or market. The Company obtained the property in exchange for Series AAA Preferred Stock and immediately listed the property for sale. As discussed in Note 4, the Company sold this property on December 20, 1996.

   (i)   Goodwill

   Goodwill was recorded as part of the acquisitions of Transit-Media GmbH ("Transit-Media") and Digital Audio Corporation ("Digital Audio"). Goodwill is amortized using a straight-line method over 4 to 15 years. The Company periodically evaluates the recoverability of its goodwill. If facts and circumstances suggest that the excess of cost over net assets acquired will not be recoverable, as determined , based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the excess cost over net assets acquired will be reduced by the estimated shortfalls of cash flows.

   (j)   Intangible Assets

   Intangible assets consist of certain deferred costs recorded as part of the acquisitions of Transit-Media and Digital Audio and costs incurred to apply for and obtain patents on internally developed technology. Intangible assets are amortized using a straight-line method over 3-17 years. The Company periodically evaluates the recoverability of its intangible assets. If facts and circumstances suggest that the intangible assets will not be recoverable, as determined, based on the undiscounted cash flows of the entity acquired and the patented products over the remaining amortization period, the Company's carrying value of the intangible assets will be reduced by the estimated shortfalls of cash flows.

   (k)   Revenue Recognition

   The Company typically recognizes revenue upon shipment of products to customers.

   (l)   Research and Development Costs

   Research and development costs are charged to operations as incurred.

                             DIGITAL RECORDERS, INC.

(1) Organization and Summary of Significant Accounting Policies, Continued

   (m)   Per Share Amounts

   Net income (loss) per common and common equivalent share is based upon the weighted average number of common and common equivalent shares outstanding from convertible preferred stock and the exercise of stock options and warrants. Stock, options and warrants issued in the twelve month period preceding the initial filing of the Registration Statement for the Company's initial public offering have been treated as outstanding for all reported periods. A treasury stock approach has been used in determining the common stock equivalent shares outstanding. For 1996, the impact of the common stock equivalent shares was anti-dilutive. For 1995, the common stock equivalent shares had no impact on the per share amount. For 1994, the impact of the common stock equivalent shares was anti-dilutive because the Company reported net losses. Cash dividends declared on preferred stock during the respective year were deducted from net income or added to net loss to determine the net income (loss) per share. Cash dividends declared on preferred stock were $159,300, $154,800, and $64,631 for the years ended December 31, 1996, 1995, and 1994, respectively.

   (n)   Use of Estimates in Preparation of Financial Statements

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

   (o)   Stock-Based Compensation

   Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compansation", encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board No. 25, "Accounting for Stock Issued To Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

   (p)   Translation of Foreign Currency

   Foreign currency assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the year. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U. S. dollars are accumulated as the cumulative translation adjustment in stockholders' equity. Realized gains and losses on foreign currency transactions, if any, are included in operations for the year.

                             DIGITAL RECORDERS, INC.

(2)     Acquisitions

         (a)     Acquisition of Transit-Media GmbH

   On April 30, 1996, the Company acquired Transit-Media in a transaction accounted for using the purchase method of accounting and, accordingly, the assets and liabilities of the acquired entity were recorded at their fair market value at the date of acquisition. Transit-Media assembles and markets proprietary on-board, electronic destination signs for mass-transit systems in Europe and the Far East. The Company paid $35,000 for all of Transit-Media's stock at closing. The Company recorded cash ($440), other receivables (valued at $1,736), fixed assets (valued at $10,523), accounts payable (valued at $3,957), short-term bank borrowings (valued at $117,177), and certain intangible assets (valued at $143,435). Upon completing the acquisition, the Company invested $350,000 in Transit-Media to pay off an existing bank credit line and provide working capital. The Company's results of operations for the twelve months ended December 31, 1996 include the operations of Transit-Media from May 1, 1996 to December 31, 1996.

   The following unaudited pro forma results of operations assume the transaction described above occurred as of January 1, 1995 after giving effect to certain adjustments, including the amortization of the excess cost over the fair value of the net assets acquired.


                                                                    Twelve Months Ended
                                                            December 31,1996    December 31, 1995

         Net sales                                           $   9,200,269            6,362,429
         Net income                                          $     566,575                2,976
         Net income per common and common equivalent share   $        0.15                (0.06)

   The pro forma information given above does not purport to be indicative of the results that actually would have been obtained if the operations were combined during the years presented and is not intended to be a projection of future results or trends.

   (b)   Acquisition of Digital Audio Corporation

   On February 28, 1995, the Company purchased certain assets of Digital Audio in a transaction accounted for using the purchase method of accounting and, accordingly, the assets of the acquired entity were recorded at their estimated fair market value at the date of acquisition. Digital Audio designs, manufactures and markets digital signal processing equipment to commercial and governmental organizations. The purchase price was $2,100,000 with an earnout payment to be made over two years if certain performance criteria are met. The Company does not believe any earn-out payments pursuant to this agreement will be made. The Company paid $1,171,000 at closing, recorded an unsecured note payable to the seller of $709,000 and issued 33,846 shares of the Company's Common Stock (valued at $220,000) to the seller in exchange for inventory (valued at $100,000), fixed assets (valued at $10,000) and goodwill and intangible assets (valued at $1,990,000).
   The Company's 1995 results of operations include the operations of Digital Audio from March 1, 1995 through December 31, 1995.

                             DIGITAL RECORDERS, INC.

   The following unaudited pro forma results of operations assume the transaction described above occurred as of January 1, 1994 after giving effect to certain adjustments, including the amortization of the excess cost over the fair value of the net assets acquired.

                                                                      Twelve months ended
                                                           December 31, 1995   December 31, 1994

         Net sales                                          $   6,636,749            5,575,242
         Net income                                         $     228,662              584,909
         Net income per common and common equivalent share  $        0.09                 0.67

   The pro forma information given above does not purport to be indicative of the results that actually would have been obtained if the operations were combined during the years presented and is not intended to be a projection of future results or trends.

(3) Property and Equipment

   Property and equipment consists of the following:

                                                          December 31,
                                                       1996         1995
Leasehold improvements                            $  137,544         5,578
Automobiles                                           43,731        40,653
Computer equipment                                   360,890       269,948
Test equipment                                       125,707       113,735
Furniture and fixtures                               131,320        81,608
                                                     -------        ------
                                                     799,192       511,522
Less accumulated depreciation and amortization       341,181       200,402
                                                     -------       -------
                                                   $ 458,011       311,120

(4) Property Held for Resale

   During 1994, the Company issued 80 shares of Series AAA Preferred Stock and a subscription for 40 shares of Series AAA Preferred Stock in exchange for resort property, which the Company listed for sale. During 1995, the 40 shares of subscribed Series AAA Preferred Stock were issued. The fair market value of the property was estimated at $550,000 and, therefore, both the property and equity exchanged were recorded at $550,000. On December 20, 1996, the Company closed on the sale of the resort property. The Company received net proceeds of $467,625 of which $25,000 was outstanding at December 31, 1996. Based on the original agreement, since the property sold for less than the initial $600,000 stock valuation, all dividends declared and payable to this shareholder will be forfeited back to the Company until the difference between the net sales price and $600,000 is reduced to zero. At December 31, 1996, $108,900 in Series AAA Preferred Stock dividends were forfeited back to the Company, and a receivable was established for $23,475 for the remaining difference between the net sales price, the forfeited dividends, and $600,000.

                             DIGITAL RECORDERS, INC.

(5) Leases

   The Company leases its premises under various operating leases which expire at various times through 2001. Rent expense under these operating leases was $162,736, $84,869 and $68,417 for the years ended December 31, 1996, 1995 and
   1994, respectively.

   At December 31, 1996, future minimum lease payments under the noncancellable operating leases are as follows:


         Year ending December 31,

         1997                                         $   154,960
         1998                                              81,591
         1999                                              70,827
         2000                                              38,528
         2001                                              10,715
                                                   --------------
         Total minimum lease payments                $    356,621
                                                     ============

(6) Debt

   On May 24, 1996, the Company obtained a $2,000,000 unsecured credit facility from a financial institution. The agreement provides for short-term borrowings and import letters of credit, is subject to certain loan covenants, and bears interest at a rate of LIBOR plus 2.3%, payable quarterly. At December 31, 1996, there were no outstanding borrowings under the credit agreement, but there was $460,425 committed under an import letter of credit for inventory purchases from an overseas supplier.

   At December 31, 1995, the Company had $709,000 outstanding under an unsecured 6% note incurred in the Digital Audio acquisition. The note was repaid in January 1996.

   The $2,000,000 credit facility requires the Company to meet certain financial ratios, maintain minimum levels of cash and investments and prohibits certain transactions. At December 31, 1996, the Company was in compliance with all of these covenants.

                             DIGITAL RECORDERS, INC.

(7) Initial Public Offering of Stock

   On November 8, 1994, the Company closed its initial public offering of 1,100,000 units at $5.75 per unit. Each unit consisted of one share of Common Stock and one warrant to purchase one share of Common Stock. On December 27, 1994, the Company closed on an additional 165,000 units issuable upon exercise of the underwriter's over-allotment option. The net proceeds of the offering were $5,562,225 after deducting applicable issuance costs and expenses. In conjunction with the offering, all of the Series AA and Series A Preferred Stock then outstanding converted to 775,735 shares of Common Stock.

   Prior to the offering, the Company's Articles of Incorporation were amended to decrease the authorized preferred stock of the Company to 1,000,000 shares and increase the authorized Common Stock of the Company to 10,000,000 shares.

(8) Preferred Stock

   The Company has the authority to issue 1,000,000 shares of preferred stock of which 700,000 shares have been designated Series A Convertible Preferred Stock and 10,000, 7,500, 10,020 and 20,000 shares have been designated Series B, Series C, Series AA and Series AAA Redeemable Nonvoting Preferred Stock, respectively. In addition, 252,480 shares of undesignated preferred stock are authorized and unissued.

   Series AAA Preferred shares are cumulative, nonvoting, fully participating and redeemable at the Company's discretion with the redemption price equal to the liquidation preference. The liquidation preference equals $5,000 per share, plus all accrued and unpaid dividends. Dividends accrue at a quarterly rate of $112.50 per share. The Company, at its option, may redeem these shares at any time but no later than the fifth anniversary of the latest date of issuance of any shares of Series AAA Preferred Stock or June 30, 1998, whichever is earlier.

   In 1994, the Company offered the investors in the Series AAA Preferred Stock the opportunity to rescind their purchase of the Series AAA Preferred Stock. This offer was made because the private placement memorandum contained certain projections of the Company's future performance and operating results that were not achieved. The rescission offer, which extended through October 12, 1994, resulted in the Company repurchasing 16 shares of Series AAA Preferred Stock for $80,000 plus interest. Generally, statutes of limitation exist for enforcement of rights by a shareholder seeking to rescind the purchase of shares sold in violation of the securities law. One hundred percent (100%) of the Series AAA Preferred shareholders who elected not to rescind have subsequently exercised all of their warrants, thereby purchasing additional shares of stock. Since the federal statutes of limitations expired in 1995, the Company reclassified the Series AAA Preferred Stock into stockholders' equity.

   Series AA Preferred shares are cumulative, nonvoting, fully participating and redeemable at the Company's discretion with the redemption price equal to the liquidation preference. The liquidation preference equals $100 per share, plus all accrued and unpaid dividends. Dividends accrue at a quarterly rate of $3.50 per share. All dividends are in the form of cash and/or common stock at the option of the shareholder. The shareholders agreed to convert all 10,020 shares of outstanding Series AA Preferred shares to 167,000 shares of Common Stock effective December 8, 1994.

                             DIGITAL RECORDERS, INC.

(8) Preferred Stock, Continued

   Series A Preferred shares are noncumulative, voting, fully participating and convertible at any time at a price equal to the liquidation preference. The liquidation preference for the Series A Preferred shares equals approximately $3.20 per share, plus all declared and unpaid dividends. All 608,735 shares of Series A Preferred shares converted to 608,735 shares of Common Stock by their terms on the close of the public offering on November 8, 1994.

(9) Common Stock Warrants

   Each warrant granted in connection with the public offering allows the holder to purchase one share of Common Stock at a price of $7.50 per share. These warrants expire in November 1997. At December 31, 1996 and 1995, 1,265,000 warrants were outstanding, and no warrants had been exercised.

   During 1996, 30,000 warrants were granted which allow the holder to purchase one share of Common Stock for each warrant granted. Exercise of these warrants into common shares is contingent upon the market price of the Company's common shares exceeding prices ranging from $6.50 to $14.00 per share for ninety consecutive calendar days prior to the exercise date. At December 31, 1996, all 30,000 of these warrants were outstanding. These warrants expire in April 2006.

   Each warrant granted in connection with the Series AA Preferred Stock allowed the holder to buy one share of Common Stock at a price of $3.68 per share. At December 31, 1996, all remaining warrants expired. At December 31, 1995, 20,196 warrants were outstanding, and none were exercised during 1996. During 1995, 18,335 warrants were exercised. At December 31, 1994, 38,531 warrants were outstanding. During 1994, 8,630 warrants were exercised.

   Each warrant granted in connection with the Series AAA Preferred Stock allows the holder to buy, based on the number of Series AAA Preferred Stock shares purchased, up to 23,160 shares of Common Stock at a price of $2.95 per share which price increases annually to a maximum of $11.79 per share. These warrants expire in December 1998. At December 31, 1996 and 1995, there were warrants outstanding to purchase 408 shares of Common Stock at $5.16 per share. During 1995, warrants were exercised to purchase 60,851 shares of Common Stock at $2.95 per share. At December 31, 1994, there were warrants outstanding to purchase 37,991 shares of Common Stock at $2.95 per share. During 1994, warrants were granted to purchase 23,268 shares of Common Stock at $2.95 per share and warrants were exercised to purchase 64,495 shares of Common Stock at $2.95 per share.

(10)  Common Stock Options

   (a)  Incentive Stock Option Plan

   The Company adopted an incentive stock option plan for employees in 1993. Under the terms of the plan, options to purchase Common Stock are granted at no less than the stock's estimated fair market value at the date of the grant and may be exercised during specified future periods.

                             DIGITAL RECORDERS, INC.

(10)       Common Stock Options, Continued

   The following is a summary of incentive stock option transactions:
                                                               Exercise Price
                                             Shares              per share

Balance at December 31, 1994                   204,471          $3.20 - 7.00
           Granted                              10,000                  7.00
           Cancelled                           (17,964)          4.50 - 7.00
                                           -----------
         Balance at December 31, 1995          196,507           3.20 - 7.00
           Granted                              69,800           3.75 - 7.25
           Cancelled                           (47,750)          3.20 - 7.00
                                           -----------
         Balance at December 31, 1996          218,557          $3.20 - 7.25
                                            ==========

   (b)   Non-Qualified Stock Options

   The Company has issued options to purchase Common Stock to certain key executives and non-employee members of the Board of Directors which are exercisable at times and in increments as specified by the individual agreements.


   The following is a summary of nonqualified stock options:
                                                             Exercise Price
                                           Shares                 per share

         Balance at December 31, 1994         34,041          $3.20 - 5.16
           Cancelled                          (4,000)                 4.50
                                         -----------
         Balance at December 31, 1995         30,041           3.20 - 5.16
           Cancelled                        (  2,339)          4.50 - 5.00
                                         -----------
         Balance at December 31, 1996         27,702          $3.20 - 5.16
                                         ===========

                             DIGITAL RECORDERS, INC.

(10)       Common Stock Options, Continued

   (c)   Stock-Based Compensation

   As described in Note 1, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and, accordingly, no compensation cost has been recognized for stock options issued under the Company's stock option plans or stock warrant grants. Had compensation cost for the Company's stock option plans and stock warrant grants been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's pro forma net income (loss) applicable to common stockholders and net income per common and common equivalent share would have been as follows:

                                                    1996             1995
                                                 ------------     -----------
           Net income (loss) applicable to
                common stockholders               $   480,085         (9,897)
           Pro forma net income (loss) applicable
                to common stockholders            $   319,870        (24,497)

           Net income per common and common
                equivalent share                  $      0.18           0.00
           Pro forma net income per common and
                common equivalent share           $      0.12          (0.01)

   In the pro forma calculations shown above, the Company used the Black-Scholes option pricing model to calculate the fair value of the stock options and stock warrants granted during 1996 and 1995. Significant assumptions used by the Company for these pro forma calculations are as follows:

                                             1996                1995
                                           -------------    -----------
           Risk-free interest rate                  6.75%         6.50%
           Expected life                          7 years       7 years
           Expected volatility                     21.82%        21.82%
           Expected dividends                        None          None

(11)    Income Taxes

   (a) The components of income tax expense for the years ended December 31, 1996, 1995 and 1994 consisted of the following:

                                    1996          1995               1994
                             --------------- ----------------   ----------

         Current expense:
         Federal              $   20,000          10,000              -
         State                        -                -              -
                             ---------------   -------------    -----------
                                  20,000          10,000              -
         Deferred expense:
         Federal                      -               -               -
         State                        -               -               -
                             ---------------  --------------    -----------
         Income tax expense   $   20,000          10,000              -
                              ===============  ==============   ===========

                             DIGITAL RECORDERS, INC.

(11)         Income Taxes, Continued

   (b) The components of the net deferred tax assets as of December 31, 1996 and 1995 are as follows:
                                                        1996             1995
                                                    --------------   -----------
           Deferred tax assets:
                Net operating loss carryforwards     $   978,104      1,487,531
                Tax credits                              109,898        117,563
                Warranty reserve                          63,355         43,598
                Inventory reserve                         82,142        154,504
                Inventory capitalization                  28,241         26,209
                Accrued bonuses                           24,922         -
                Depreciation and amortization             29,248         -
                Organization and start-up costs           72,563         -
                Other accruals and reserves               18,207         36,765
                                                    ------------    -----------
                    Total gross deferred tax assets    1,406,680      1,866,170
                Less valuation allowance              (1,406,680)    (1,866,170)
                                                    ------------    -----------
                    Net deferred tax assets         $         -           -
                                                    ==============  ============


         The Company has determined that the need for a valuation allowance arises due to the Company's history of operating losses.

   (c) The reasons for the difference between actual income tax expense for the years ended December 31, 1996 and 1995 and the amount computed by applying the statutory federal income tax rate to earnings before income taxes are as follows:

                                                                  1996
                                                                       % of
                                                                        Pretax
                                                              Amount   Earnings

         Income tax expense at statutory rate              $  224,191    34.0%
         Foreign subsidiary losses                            132,227    20.1%
         Change in the beginning-of-year balance of the
           valuation allowance for deferred tax assets
           allocated to the provision for income taxes       (337,221)  (51.1%)
         Other                                                    803     0.0%
                                                          -----------  -------
         Income tax expense                               $    20,000     3.0%
                                                          ===========  =======

                             DIGITAL RECORDERS, INC.

(11)     Income Taxes, Continued

                                                                  1995
                                                                       % of
                                                                       Pretax
                                                           Amount     Earnings

         Income tax expense at statutory rate            $    52,667      34.0%
         State income taxes, net of federal
           income tax benefit                                  9,350       6.0%
         Research and experimentation tax credits            (62,228)    (40.2%)
         Change in the beginning-of-year balance of the
           valuation allowance for deferred tax assets
           allocated to the provision for income taxes        (2,472)     (1.5%)
         Other                                                12,683       8.2%
                                                          ----------  ---------
         Income tax expense                              $    10,000       6.5%
                                                         ===========  =========

In 1994 the principal difference between the expected income tax benefit and the actual income tax benefit of zero reflected in the Consolidated Statement of Operations represents net operating losses that were included in the valuation allowance for deferred tax assets.


   (d) At December 31, 1996, the Company has net operating loss carryforwards for federal income tax purposes of $2,751,134 which are available to offset future federal taxable income, if any, through 2009. In addition, the Company has net economic loss carryforwards for state income tax purposes of $820,565 which are available to offset future state taxable income, if any, through 1999.

         The Company has research and development tax credits for federal income tax purposes of $78,993 at December 31, 1996 which expire in various years through 2009.

(12)   Major Customers

         The Company generates a significant portion of its revenues from a relatively few key customers, the identity of which may vary from year to year. Revenues from three major customers accounted for approximately 34%, 35% and 44% of net sales during 1996, 1995 and 1994, respectively.

(13)   Related Party Transactions

   Effective March 1996, the Company entered into various marketing, distribution, licensing and management agreements with an affiliate of a director of the Company. The Company paid fees and commissions earned under these various agreements totaling $173,880 during 1996.

   The Company has retained a director of the Company to perform certain business consulting services for the Company. The Company paid fees under this agreement totaling $67,000, $55,000 and $31,000 during 1996, 1995 and 1994, respectively.

                             DIGITAL RECORDERS, INC.

(13)  Related Party Transactions, Continued

   Effective March 1995, the Company entered into a lease agreement for an office building with a stockholder. The Company paid $20,800 and $17,333 in rental fees during 1996 and 1995 to this stockholder.

   Effective June 1994, the Company entered into a distributor agreement with an affiliate of a director and shareholder. Pursuant to such agreement, the distributor has been appointed as the Company's non-exclusive distributor in Canada and Puerto Rico and as the Company's exclusive distributor in all other foreign countries. The agreement provides that the distributor will be entitled to purchase products from the Company at 75% of the Company's standard list price (or 60% of the standard list price in the case of initial sales within a given country) for sale to the distributor's customers. No sales were made by this distributor in 1995 and 1994. Effective July 1995, the Company modified the agreement to change the work scope to acquisition consulting services only. The agreement was renewed for an additional year in April 1996. The Company paid fees under this agreement totaling $33,250 and $23,750 during 1996 and 1995, respectively.

   In January 1993, the Company redeemed all outstanding shares of Series C Preferred Stock in exchange for 64,948 shares of Common Stock, a promissory note in the principal amount of $85,843 payable to a shareholder who has subsequently become a director of the Company, and $150,000 in cash paid as dividends on the Series C Preferred Stock. The promissory note is unsecured, bears interest at the rate of 6% per annum, and provides for 20 quarterly payments of $5,000 which commenced on April 1, 1993. This note was paid in full on March 6, 1995.

   Effective February 1993, the Company engaged an affiliate of a director of the Company as an independent sales representative in marketing the Company's products. Pursuant to such agreement, as amended effective May 15, 1994, the sales representative received a monthly draw of $3,000 against commissions and reimbursement of certain business expenses. The Company paid fees under this agreement totaling $26,179, $17,521 and $69,300 during 1996, 1995 and 1994, respectively.

   During 1992, the Company raised approximately $250,000 through the sale of 12.5% subordinated debentures. The Company's Chairman of the Board and President personally guaranteed $160,032 in principal amount of such debentures. The Chairman of the Board and President received $6,000 in consideration for such guaranty. The Company repaid the debentures in 1994.

(14) Subsequent  Events


    In January 1997, the Company's Board of Directors declared a dividend on Series AAA Preferred Stock for shareholders of record as of December 31, 1996. The dividends totaled $39,825.

   In March 1997, the Company entered into a new lease agreement for office and manufacturing space with a stockholder. This lease agreement contains monthly rental rates ranging from $4,241 to $5,013 during the life of the agreement, which is from April 1997 to December 2002.

   In March 1997, the Company amended the import letter of credit which existed at December 31, 1996 and entered into a second import letter of credit whereby the Company committed approximately $1,400,000 for inventory purchases from an overseas supplier.

                             DIGITAL RECORDERS, INC.

 (15)      Quarterly Information (unaudited)


                                                   1996
   Three months ended            3/31/96    6/30/96     9/30/96    12/31/96

   Net sales                    $ 1,750,568  2,173,448   3,062,101   2,214,152
   Gross profit                     986,781  1,140,763   1,631,075   1,424,988
   Net income                       187,862     97,846     306,221      47,456
   Net income applicable to
       common stockholders          148,037     58,021     266,396       7,631
   Net income per common and
       common equivalent share  $      0.06       0.02        0.10        0.00



                                                        1995
   Three months ended                3/31/95    6/30/95    9/30/95    12/31/95

   Net sales                       $    757,007  1,554,510  1,686,440  2,364,472
   Gross profit                         303,313    854,081    812,463  1,222,401
   Net income (loss)                   (220,514)    34,244     33,204    297,969
   Net income (loss) applicable to
       common stockholders             (255,839)    (5,581)    (6,621)   258,144
Net income (loss) per common and
       common equivalent share     $      (0.09)      0.00       0.00       0.10

                                    PART III

         Certain information required by Part III is omitted from this Report in that the Registrant will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this report and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information required by this Item is incorporated by reference to the Company's Proxy Statement.


ITEM 10.    EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference to the Company's Proxy Statement.


ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference to the Company's Proxy Statement


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference to the Company's Proxy Statement


                                     PART IV


ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

         (A)  EXHIBITS

         The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated herein by this reference:

EXHIBIT NO.                DOCUMENT

 +++    2.1     Stock Acquisition Agreement, dated March 20, 1996, between the
                Company and Transit-Media GmbH.

+++     2.2     Notary Public Closing Document, dated April 30, 1996, between the Company and Transit-Media GmbH.

*       3.1.1   Articles of  Incorporation  of the Company as filed on March 2,
                1983 with the Secretary of State of the State of North Carolina.

*       3.1.2   Articles of Amendment to Articles of Incorporation of the
                Company as filed on September 13, 1983 with the Secretary of State of the State of North Carolina.

EXHIBIT NO.                DOCUMENT



 *      3.1.3   Articles of  Amendment to Articles of  Incorporation  of the
                Company as filed on June 26, 1986 with the Secretary of State of the State of North Carolina.

 *      3.1.4   Articles of Amendment to Articles of Incorporation of the
                Company as filed on November 19, 1986 with the Secretary of State of the State of North Carolina.

 *      3.1.5   Articles of  Amendment to Articles of  Incorporation  of the
                Company as filed on March 3, 1988 with the Secretary of State of the State of North Carolina.

 *      3.1.6   Amended and Restated Articles of Incorporation of the
                Company as filed on December 28, 1990 with the Secretary of State of the State of North Carolina.

 *      3.1.7   Articles of Amendment to Articles of Incorporation of the
                Company as filed on January 14, 1993, with the Secretary of State of the State of North Carolina.

 *      3.1.8   Articles of Amendment to Articles of Incorporation of the
                Company as filed on February 4, 1993 with the Secretary of State of the State of North Carolina.

 *      3.1.9   Articles of Amendment to Articles of Incorporation of the
                Company as filed on October 20, 1993 with the Secretary of State of the State of North Carolina.

 *      3.1.10  Form of Amended and Restated Articles of Incorporation to
                be filed with the Secretary of State of the State of North Carolina.

 *      3.1.11  Form of Amendment to Articles of Incorporation to be
                filed with the Secretary of State of the State of North
                Carolina.

 *      3.2.1   Form of Amended and Restated By-Laws of the Company.

 *      4.1     Form of specimen certificate for Common Stock of the Company.

 *      4.2     Form of specimen certificate for Warrants of the Company.

 *      4.3     Form of Underwriter's Warrants to be issued by the Company to the Underwriter.

 *      4.4     Warrant Agreement between the Company and Continental Stock
                Transfer & Trust Company.

 *      10.1.1  Form of Employment Agreement, by and between J. Phillips L.
                Johnston and the Company.

 *      10.1.3  Employment Agreement, dated June 26, 1986, by and between
                Virgil D. Duncan and the Company.

 *      10.2    Incentive Stock Option Plan, adopted April 27, 1993, authorizing
                200,000 shares of Common Stock for issuance pursuant to the Plan.

 *      10.4    Form of 12.5% Subordinated Debentures, issued in the aggregate principal amount of $250,050.

 *      10.5    Promissory Note, dated January 1, 1993, payable to John M.
                Reeves in the  principal  amount of $85,843.

 *      10.6    Exclusive Marketing and Sales Agreement, dated February 1,
                1992, by and between the Company and Federal Signal Corporation.

 *      10.7    International Master Distributor Agreement, dated June 22,
                1994, by and between First Exim Financial Limited and the Company.

 *      10.8    Form of domestic Sales Representative Agreement.

 *      10.9    Office Lease Agreement, dated September 20, 1989, by and
                between Research Triangle Industrial Park West Associates Joint
                Venture and the Company.

EXHIBIT NO.                DOCUMENT


 **     10.9.1  Commercial Lease Agreement, dated February 28, 1995, by and between James E. Paul,  Jr. and the Company.

++      10.9.2  Sublease, dated April 24, 1996, by and between Family Health
                International and the Company.

 *      10.10   Technology Purchase and Consulting Agreement, dated July
                17, 1987, as amended on July 10, 1990, by and between the Company and Intermark Corp.

 *      10.11   Representation  Agreement,  dated February 8, 1993 as amended
                May 12, 1994, by and between Business Development Associates,
                Inc. and the Company.

 *      10.12   Highway  Advisory Radio System  Agreement, dated February 25,
                1994, by and between the Company and the New Jersey Turnpike
                Authority.

 *      10.13   Memorandum  concerning  consulting services,  dated as of
                January 10, 1992, as amended on April 28, 1993, by and between the Company and Curtis L. Kring.

 *      10.14   Purchase Order, dated September 9, 1993, by and between the
                Company and Harris Corporation.

 *      10.15   Purchase Order, dated September 9, 1994, by and between New
                Flyer  Industries,  Ltd.  and the Company.

 *      10.16   Purchase Order, dated September 15, 1994, by and between Gillig
                Corporation and the Company.

 *      10.17   Agreement for Transfer of Hawaii condominium, dated July 1,
                1994, by and between William H. Wilson and Linda E. Wilson, on the one hand, and the Company, on the other.

 *      10.18   Apartment Deed, filed August 2, 1994, from William H. Wilson and Linda E. Wilson to the Company.

 *      10.19   Appraisal Report, dated as of May 10, 1994, from Island
                Appraisals to the Company.

 +      10.20   Asset Purchase and Sale Agreement, dated February 28,
                1995, by and between Digital Audio Corporation and the Company.

++      10.21   Note,  Commitment  Letter,  and Continuing Letter of Credit
                Agreement,  dated May 24, 1996, by and between Wachovia Bank of
                North Carolina, N.A. and the Company.

***     10.22   Services Agreement, dated April 19, 1996, by and between the
                Company and Robinson Turney International, Inc.

***     10.22.1 Amendment to April 19, 1996 Services Agreement, dated July 29,
                1996, by and between the Company and Robinson Turney International, Inc.

***     10.23   Exclusive Distribution and Sublicense Agreement, dated
                June 1, 1996, by and between Robinson Turney
                International, Inc. and TwinVision Corp. of
                North America, Inc.

***     10.23.1 Amendment and Supplement to June 1, 1996 Exclusive Distribution
                and Sublicense Agreement, also dated June 1, 1996, by and between Robinson Turney International, Inc. and TwinVision Corp. of North America, Inc.

***     10.23.2 Amendment to June 1, 1996 Exclusive Distribution and Sublicense
                Agreement, dated July 29, 1996, by and between TwinVision
                Corp. of North America, Inc. and Robinson Turney International, Inc.

***     10.24   Management Services Agreement, dated as of April 19,
                1996, by and between the Company, Transit-Media GmbH and Robinson Turney International, Inc.

***     10.24.1 Amendment to April 19, 1996 Management Services
                Agreement, also dated April 19, 1996, by and between the Company, Transit-Media GmbH and Robinson Turney
                International, Inc.

***     10.25   Exclusive International Marketing Agreement, dated as of
                April 19, 1996, by and between the Company, TwinVision Corp.
                of North America, Inc. and Robinson Turney International, Inc.

***     10.26   Common Stock Warrant Agreement by and between Robinson Turney
                International, Inc. and the Company

        11      Not Applicable.

        13      Not applicable.

        16      Not applicable.

        18      Not applicable.

***     21      Listing of Subsidiaries of the Company.

        22      Not applicable.

*       23.4    Consent of Island Appraisals.

***     27      Financial Data Schedule.

        28      Not applicable.

        99      Not applicable.
-----------------------



* Incorporated by reference from the Company's Registration Statement on Form SB-2 (S.E.C. File No. 33-82870-A).
**    Incorporated by reference from the Company's Form 10-KSB dated March 28,
      1996.
***   Filed herewith.
+ Incorporated by reference from the Company's current Report on Form 8-K dated on or about March 15, 1995.
++ Incorporated by reference from the Company's third quarter Form 10-QSB date August 14, 1996.
+++   Incorporated by reference from the Company's Form 8-K dated May 15, 1996.
------------------

         (B)  REPORTS ON FORM 8-K

              None

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 DIGITAL RECORDERS, INC.


Date:  March 31, 1997            By:   /s/  J. PHILLIPS L. JOHNSTON
                                    ------------------------------------------

                                 J. Phillips L. Johnston, Chairman of the Board

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   SIGNATURE                 TITLE                      DATE


  /s/ J. PHILLIPS L. JOHNSTON    Chairman of the Board and       March 31, 1997
-------------------------------  Chief Executive Officer
      J. Phillips L. Johnston    (Principal Executive Officer)

  /s/ JONATHAN E. KENNEDY        Chief Financial Officer and     March 31, 1997
-------------------------------  Secretary (Principal Financial
      Jonathan E. Kennedy        and Accounting Officer)

/s/ JOHN M. COCHRAN, JR.         Executive Vice President and    March 31, 1997
-------------------------------
      John M. Cochran, Jr.


/s/ CURTIS I. KRING              Director                        March 31, 1997
-------------------------------
      Curtis I. Kring


  /s/ C. JAMES MEESE, JR.        Director                        March 31, 1997
-------------------------------
      C. James Meese, Jr.


/s/ JOHN K. PIROTTE              Director                        March 31, 1997
-------------------------------
      John K. Pirotte


/s/ JOHN M. REEVES, II           Director                        March 31, 1997
-------------------------------
      John M. Reeves, II


  /s/ JULIANN TENNEY             Director                        March 31, 1997
-------------------------------
      Juliann Tenney


  /s/ JOHN W. THOMAS, JR.        Director                        March 31, 1997
-------------------------------
      John W. Thomas, Jr.


 /s/ DAVID L. TURNEY             Director                        March 31, 1997
-------------------------------
      David L. Turney