Form 10QSB
period 1997-03-31
DIGITAL RECORDERS INC
filed 1997-05-15
CIK 853695

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the Quarterly Period Ended March 31, 1997

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

                                Yes |X|   No |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

                                Yes |X|   No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
                   Common stock: 2,674,075 shares outstanding
                              as of April 30, 1997

Transitional Small Business Disclosure Format (check one);    Yes  |_|  No  X

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                   Index to Consolidated Financial Statements


Item                                                                        Page
                                                                            ----
Financial Statements:

        Consolidated Balance Sheets........................................    3
        Consolidated Statements of Operations..............................    4
        Consolidated Statements of Cash Flows..............................  5-6
        Notes to Consolidated Financial Statements.........................  7-8

                             DIGITAL RECORDERS, INC.

                           Consolidated Balance Sheets


                                                                                     March 31, 1997  December 31,
                                                 Assets                              (Unaudited)         1996
                                                 ------                              -------------   -------------
Current Assets:
     Cash and cash equivalents                                                   $        539,569       1,328,944
     Investments                                                                        1,644,661       1,606,422
     Trade accounts receivable                                                          2,393,541       2,090,881
     Other receivables                                                                     56,909         120,014
     Inventories                                                                        1,736,816       1,889,906
     Prepaids and other current assets                                                    119,409          51,329
                                                                                     -------------   -------------
                 Total current assets                                                   6,490,905       7,087,496
                                                                                     -------------   -------------

Property and equipment, net                                                               431,005         458,011
Goodwill, net                                                                           1,630,426       1,668,807
Intangible assets, net                                                                    466,726         403,900
Other assets                                                                                7,099           7,099
                                                                                     -------------   -------------
                                                                                 $      9,026,161       9,625,313
                                                                                     =============   =============

                                  Liabilities and Stockholders' Equity
                                  ------------------------------------
Current Liabilities:
     Accounts payable                                                                     473,192         830,883
     Accrued expenses                                                                     152,190         172,892
     Accrued commissions                                                                  215,521         199,485
     Accrued warranty reserve                                                             172,367         161,971
                                                                                     -------------   -------------
                 Total current liabilities                                              1,013,270       1,365,231
                                                                                     -------------   -------------


                 Total liabilities                                                      1,013,270       1,365,231
                                                                                     -------------   -------------


Stockholders' Equity:
     Series AAA Redeemable, Nonvoting Preferred Stock, $.10 par value,
      20,000 shares authorized; 354 shares issued and outstanding at
      March 31, 1997 and December 31, 1996, respectively                                       35              35
     Common stock, $.10 par value, 10,000,000 shares authorized;
       2,674,075 shares issued and outstanding at March 31,
       1997 and December 31, 1996, respectively                                           267,407         267,407
     Additional paid-in capital                                                        12,602,708      12,602,708
     Translation adjustment                                                               (69,648)         (9,791)
     Accumulated deficit                                                               (4,787,611)     (4,600,277)
                                                                                     -------------   -------------
                 Total stockholders' equity                                             8,012,891       8,260,082
                                                                                     -------------   -------------
                                                                                 $      9,026,161       9,625,313
                                                                                     =============   =============

See accompanying notes to consolidated financial statements.

                             DIGITAL RECORDERS, INC.

                Consolidated Statements of Operations (Unaudited)

            For the three month periods ended March 31, 1997 and 1996

                                                                        1997              1996
                                                                  --------------    -------------

Net sales                                                       $     2,398,210        1,750,568
Cost of sales                                                         1,175,821          763,787
                                                                  --------------    -------------

      Gross profit                                                    1,222,389          986,781

Selling, general and administrative expenses                          1,159,620          746,549
Research and development expenses                                       238,432           87,732
                                                                  --------------    -------------

      Operating income (loss)                                          (175,663)         152,500

Other income (expense):
  Interest income                                                        29,558           47,992
  Interest expense                                                       (3,186)          (2,630)
  Other income, net                                                       1,782            -
                                                                  --------------    -------------
      Total other income (expense)                                       28,154           45,362

      Income (loss) before income taxes                                (147,509)         197,862

Income tax expense                                                      -                 10,000
                                                                  --------------    -------------

      Net income (loss)                                                (147,509)         187,862

Preferred dividend requirements                                         (39,825)         (39,825)
                                                                  --------------    -------------

      Net income (loss) applicable to common stockholders       $      (187,334)         148,037
                                                                  ==============    =============

      Net income (loss) per common and common equivalent share  $         (0.07)            0.06
                                                                  ==============    =============

Weighted average number of common and common
      equivalent shares outstanding                                   2,674,075        2,674,075
                                                                  ==============    =============

See accompanying notes to consolidated financial statements.

                             DIGITAL RECORDERS, INC.

                Consolidated Statements of Cash Flows (Unaudited)

            For the three month periods ended March 31, 1997 and 1996

                                                                                1997              1996
                                                                            -------------     --------------
Cash flows from operating activities:
      Net income (loss)                                                   $     (147,509)           187,862
      Adjustments to reconcile net income (loss) to net cash
        provided (used) by operating activities:
            Depreciation and amortization of
             property and equipment                                               73,733             24,853
            Amortization of goodwill and intangible assets                        40,527             42,761
            Changes in operating assets and liabilities:
             Decrease (increase) in trade accounts receivable                   (302,660)            76,399
             Decrease (increase) in other receivables                             49,605             (2,195)
             Decrease (increase) in inventories                                  153,090            (92,939)
             Decrease (increase) in prepaids and other current assets            (68,080)            28,660
             Increase in intangible assets                                       (64,972)             -
             Increase in other assets                                              -                   (199)
             Decrease in accounts payable                                       (357,691)            (5,898)
             Increase in accrued expenses                                          5,730             71,020
                                                                            -------------     --------------
               Net cash provided (used) by operating activities                 (618,227)           330,324
                                                                            -------------     --------------

Cash flows from investing activities:
      Purchases of property and equipment                                        (46,727)           (17,327)
      Purchases of short-term investments                                        (38,239)           (44,277)
      Sales and maturities of short-term investments                               -                200,000
                                                                            -------------     --------------
                Net cash provided (used) by investing activities                 (84,966)           138,396
                                                                            -------------     --------------

Cash flows from financing activities:
      Principal payments on long-term debt                                         -               (709,000)
      Proceeds from short-term bank borrowings                                   873,000             -
      Principal payments on short-term bank borrowings                          (873,000)            -
      Payment of dividends on preferred stock                                    (26,325)           (26,325)
                                                                            -------------
                                                                                              --------------
                 Net cash used by financing activities                           (26,325)          (735,325)
                                                                            -------------     --------------

Effect of exchange rate changes                                                  (59,857)            -
                                                                            -------------     --------------

                 Net decrease in cash and cash equivalents                      (789,375)          (266,605)

Cash and cash equivalents at beginning of period                               1,328,944          1,175,775
                                                                            -------------     --------------

Cash and cash equivalents at end of period                                $      539,569            909,170
                                                                            =============     ==============


Supplemental Disclosure of Cash Flow Information:
      Cash paid during the period for interest                            $        3,186              2,630
                                                                            =============     ==============
      Cash paid during the period for income taxes                        $        -                 -
                                                                            =============     ==============

See accompanying notes to consolidated financial statements.

                             DIGITAL RECORDERS, INC.

          Consolidated Statements of Cash Flows, Continued (Unaudited)

            For the three month periods ended March 31, 1997 and 1996

Supplemental disclosures of noncash financing activities:

     The Company declared $39,825 in dividends on Series AAA Preferred Stock in each of the three month periods ended March 31, 1997 and 1996. The Company paid $26,325 in cash dividends in each of the three month periods ended March 31, 1997 and 1996. The remaining $13,500 of declared dividends for the three month period ended March 31, 1997 were offset against an other receivable.

                             DIGITAL RECORDERS, INC.

             Notes to Consolidated Financial Statements (Unaudited)

                             March 31, 1997 and 1996



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

          The accompanying condensed financial statements and related notes should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full calendar year.

(2) Per Share Amounts

          Net income (loss) per common and common equivalent share is based upon the weighted average number of common and common equivalent shares outstanding from convertible preferred stock and the exercise of stock options and warrants. A treasury stock approach has been used in determining the incremental shares outstanding. For 1997, the impact of the common stock equivalent shares was anti-dilutive. For 1996, the common stock equivalent shares had no impact on the per share amounts. Cash dividends declared on the preferred stock during the period were deducted from net income or added to net loss to determine the net income (loss) per share. Cash dividends declared were $39,825 for each of the three months ended March 31, 1997 and 1996, respectively.

(3) Translation of Foreign Currency

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

                            DIGITAL RECORDERS, INC.

       Notes to Consolidated Financial Statements, Continued (Unaudited)

(4) Acquisition of Transit-Media GmbH

          On April 30, 1996, the Company acquired Transit-Media GmbH ("Transit-Media") in a transaction accounted for using the purchase method of accounting and, accordingly, the assets and liabilities of the acquired entity were recorded at their fair market value at the date of acquisition. Transit-Media assembles and markets proprietary on-board, electronic destination signs for mass-transit systems in Europe and the Far East. The Company paid $35,000 for all of Transit-Media's stock at closing. The Company recorded cash ($440), other receivables (valued at $1,736), fixed assets (valued at $10,523), accounts payable (valued at $3,957), short-term bank borrowings (valued at $117,177), and certain intangible assets (valued at $143,435). Upon completing the acquisition, the Company invested $350,000 in Transit-Media to pay off an existing bank credit line and provide working capital. The Company's results of operations for the three months ended March 31, 1997 include the operations of Transit-Media.

          The following unaudited pro forma results of operations assume the transaction described above occurred as of January 1, 1996 after giving effect to certain adjustments, including the amortization of the excess cost over the fair value of the net assets acquired.

                                                              Three Months Ended
                                                                March 31, 1996
                                                                --------------
         Net sales                                              $   1,750,568
         Net income                                             $     115,895
         Net income per common and common equivalent share      $        0.03

          The pro forma information given above does not purport to be indicative of the results that actually would have been obtained if the operations were combined during the year presented and is not intended to be a projection of future results or trends.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Digital Recorders, Inc. (the "Company") designs, manufactures or contracts for the manufacture of, and sells information technology products through its three business groups, consisting of Highway Information Systems ("HIS"), Transit Communication Systems ("TCS"), and Digital Audio Company ("DAC"), and its two wholly-owned subsidiaries, Transit-Media GmbH ("Transit-Media") and TwinVision Corp. of North America, Inc. ("TwinVision"). From the Company's inception in 1983 through 1986, the Company's activities consisted primarily of organizational and development activities. Since 1987, when the Company generated net sales of $348,000, net sales have increased each year, reaching $9,200,269 in 1996. The Company achieved its second consecutive year of profitability in 1996 during which it earned a profit after income taxes of $639,385. The Company attributes its growth primarily to the introduction of new products, increased market penetration, growing markets for its products, and strategic acquisitions of companies with complementary technologies.

     The Company's products are currently marketed to the travelers information station/highway advisory radio ("TIS/HAR") market, the mass transit market and the law enforcement market using proprietary software applications. Customers include municipalities, regional transportation districts, federal, state, and local departments of transportation, turnpikes, bus manufacturers, and law enforcement agencies or organizations. Sales to these customers are characterized by a lengthy sales cycle which generally extends for a period of two to twenty-four months. In addition, purchases by these customers are dependent on federal, state and local funding which may vary from year to year.

     A significant portion of the Company's sales have historically been attributable to a small number of customers. Revenues from three major customers accounted for approximately 34%, 35% and 44% of net sales during 1996, 1995 and 1994, respectively. The Company's most significant customer during the past three years accounted for approximately 13% of the total combined net sales during those years. During the three months ended March 31, 1997 and 1996, sales to three customers accounted for approximately 40% and 43% of net sales, respectively.

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

Results of Operations

     The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items included in the Company's Consolidated Statements of Operations:

                                                        Quarter Ended March 31,
                                                     ---------------------------
                                                         1997            1996
                                                       --------        ------
    Net sales.....................................       100%             100%
    Cost of sales.................................        49               44
                                                         ---              ---
    Gross profit..................................        51               56
                                                         ---              ---
    Operating expenses:
       Selling, general and administrative........        48               43
       Research and development...................        10                5
                                                         ---              ---
    Total operating expenses......................        58               48
                                                         ---              ---
    Operating income       (loss) ................        (7)               8
    Other income (expense), net...................         1                3
                                                         ---              ---
    Income (loss) before income taxes.............        (6)              11
    Income tax expense............................         -                1
                                                         ---              ---
    Net income (loss).............................        (6)%             10%
                                                         ===              ===

Comparison of Three Months Ended March 31, 1997 and 1996.

     Net sales for the three months ended March 31, 1997 were $2,398,210, an increase of $647,642, or 37%, as compared to $1,750,568 for the comparable three months in 1996. This increase is attributable to increases in sales in the HIS, TCS and DAC business groups as well as the addition of sales from Transit-Media. HIS sales increased by $94,774 or 20%, primarily because of shipments for one large order to a customer. TCS sales increased by $83,212 or 9%, primarily because of increased sales of the DR500C. DAC sales increased by $226,624 or 64%, primarily because of stronger international sales and increased sales of the MCAP product. During the three months ended March 31, 1997, Transit-Media sales were $243,032. Since Transit-Media was acquired April 30, 1996, there were no sales recorded for the corresponding three months in the prior year.

     Gross profit for the three months ended March 31, 1997 was $1,222,389, an increase of $235,608, or 24%, over gross profit of $986,781 in the three months ended March 31, 1996. As a percentage of sales, gross profit during the three months ended March 31, 1997 was 51% of net sales, as compared to 56% during the corresponding three months in 1996. The decrease in gross profit percentage was caused primarily by increased international sales which had lower margins as well as lower than historical margins on one large shipment.

     Selling, general and administrative expenses during the three months ended March 31, 1997 were $1,159,620, an increase of $413,071, or 55%, as compared to selling, general and administrative expenses of $746,549 during the three months ended March 31, 1996. This increase is attributable to the expansion of the Company's sales, marketing and administrative activities during 1997 as well as expenses related to the Company's two wholly-owned subsidiaries.
These subsidiaries had no expenses during the corresponding period in the previous year since the subsidiaries were either acquired or formed after March 31, 1996.

     Research and development expenses for the three months ended March 31, 1997 were $238,432, an increase of $150,700 or 172% as compared to research and development expenses of $87,732 during the three months ended March 31, 1996. The increase is primarily due to the hiring of additional engineers across all business groups for the purpose of developing new and enhancing existing products.

     Operating income decreased by $328,163 from $152,500 in 1996 to an operating loss of $175,663 in 1997 primarily due to the factors set forth above.

     Total other income (expense) for the three months ended March 31, 1997 was $28,154, a decrease of $17,208, or 38%, as compared to total other income (expense) for the three months ended March 31, 1996 of $45,362. This decrease was due primarily to changes in interest income. Interest income for the three months ended March 31, 1997 was $29,558, a decrease of $18,434, or 38%, as compared to interest income for the three months ended March 31, 1996 of $47,992. This decrease was primarily attributable to the Company having lower cash balances to invest in 1997.

     The Company's financial statements contain, when necessary, a provision for income tax expense due to alternative minimum tax. For the three month periods ended March 31, 1997 and 1996, the Company recorded income tax expense of zero and $10,000, respectively. As a result of the accumulated losses incurred in past years, the Company had a net operating loss carryforward for federal income tax purposes of $2,751,134 as of December 31, 1996. This carryforward will be available to offset federal taxable income, if any, through 2009. Also, as of December 31, 1996, the Company had a net economic loss carryforward for state income tax purposes of $820,565, which will be available to offset future state taxable income, if any, through 1999. Following utilization of the existing federal and state loss carryforwards, the Company's future operations, if profitable, will be subject to income tax expense.

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

     On May 24, 1996, the Company obtained a $2,000,000 unsecured credit facility from a financial institution. The agreement provides for short-term borrowings and import letters of credit, is subject to certain loan covenants, and bears interest at a rate of LIBOR plus 2.3%, payable quarterly. At March 31, 1997 there were no borrowings outstanding under this credit agreement. At March 31, 1997, there was $1,300,000 committed under import letters of credit for inventory purchases from an overseas supplier.

     As of March 31, 1997, the Company's principal sources of liquidity included cash and cash equivalents of $539,569, investments of $1,644,661 and accounts receivable of $2,393,541, providing the Company with net working capital of $5,477,635. While the Company had no outstanding borrowings at March 31, 1997, it anticipates that it will continue to utilize its credit facility to fund inventory purchases and continued growth in 1997.

     The Company's operating activities used cash of $618,227 during the three months ended March 31, 1997 and provided cash of $330,324 during the three months ended March 31, 1996. For the three months ended March 31, 1997, increases in accounts receivable of $302,660, decreases in inventory of $153,090, increases in prepaids and other assets of $68,080 and decreases in accounts payable of $357,691 were the primary components of changes in working capital. For the three months ended March 31, 1996, decreases in accounts receivable of $76,399, increases in inventories of $92,939, decreases in prepaids and other assets of $28,660 and increases in accrued expenses of $71,020 were the primary components of changes in working capital. The Company anticipates that its working capital needs will continue to increase as the Company implements its expansion plans. Working capital requirements will increase with growth in the Company's sales, primarily due to the time gap between the time the Company must pay its suppliers and the time the Company receives payment from its customers, particularly its governmental customers.

     The Company's investing activities used cash of $84,966 during the three months ended March 31, 1997 and provided cash of $138,396 during the three months ended March 31, 1996. Investing activities during the three months ended March 31, 1997 related to capital expenditures of $46,727 and purchases of short-term investments totaling $38,239. Investing activities during the three months ended March 31, 1996 related to capital expenditures of $17,327 and purchases of short-term investments totaling $44,277 which were offset by sales of short-term investments totaling $200,000.

     The Company's financing activities used cash of $26,325 during the three months ended March 31, 1997 and used cash of $735,325 during the three months ended March 31, 1996. Financing activities during the three months ended March 31, 1997 related primarily to the payment of dividends on preferred stock totaling $26,325. Financing activities during the three months ended March 31, 1996 related to principal payments on long-term debt of $709,000 and to the payment of dividends on preferred stock totaling $26,325.

     The Company's cash requirements, other than for normal operating expenses, will relate to the development of new products and enhancement of existing products, financing anticipated growth, and the possible acquisition of products or technologies complementary to the Company's business. The Company believes that its net working capital, as well as the borrowing capacity available under the Company's $2,000,000 credit facility, will be sufficient to satisfy its currently anticipated cash requirements for 1997.

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

                             DIGITAL RECORDERS, INC.


Dated: May    15, 1997       By:  /s/ J. PHILLIPS L. JOHNSTON
                                 ----------------------------
                                 J. Phillips L. Johnston, Chairman of the Board,
                                        President and Chief Executive Officer


Dated: May    15, 1997       By:  /s/ JONATHAN E. KENNEDY
                                 ------------------------
                                 Jonathan E. Kennedy, Chief Financial Officer