Form 10QSB
period 1997-06-30
DIGITAL RECORDERS INC
filed 1997-08-14
CIK 853695

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.  For the Quarterly Period Ended June 30, 1997

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

                                     Yes  No

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
                   Common stock: 2,674,075 shares outstanding
                               as of July 31, 1997

Transitional Small Business Disclosure Format (check one);       Yes      No  X

                          PART I FINANCIAL INFORMATION




ITEM 1. FINANCIAL STATEMENTS


                   Index to Consolidated Financial Statements


Item                                                                       Page

Financial Statements:

        Consolidated Balance Sheets......................................     3
        Consolidated Statements of Operations............................     4
        Consolidated Statements of Cash Flows............................   5-6
        Notes to Consolidated Financial Statements.......................   7-8

                             DIGITAL RECORDERS, INC.

                           Consolidated Balance Sheets



                                                                                       June 30, 1997        December 31,
                                                               Assets                   (Unaudited)             1996
                                                                                      ----------------     ----------------
Current Assets:
      Cash and cash equivalents                                               $           333,131            1,328,944
      Investments                                                                       1,267,524            1,606,422
      Trade accounts receivable                                                         3,480,214            2,090,881
      Other receivables                                                                    50,625              120,014
      Inventories                                                                       2,215,785            1,889,906
      Prepaids and other current assets                                                   130,608               51,329
                                                                                  ----------------     ----------------
                      Total current assets                                              7,477,887            7,087,496
                                                                                  ----------------     ----------------

Property and equipment, net                                                               406,065              458,011
Goodwill, net                                                                           1,592,044            1,668,807
Intangible assets, net                                                                    482,274              403,900
Other assets                                                                                7,099                7,099
                                                                                  ================     ================
                                                                              $         9,965,369            9,625,313
                                                                                  ================     ================

                                                Liabilities and Stockholders' Equity
Current Liabilities:
      Short-term bank borrowings                                                        1,034,740             -
      Accounts payable                                                                    666,575              830,883
      Accrued expenses                                                                    162,992              172,892
      Accrued commissions                                                                 196,428              199,485
      Accrued warranty reserve                                                            169,646              161,971
      Dividends payable                                                                     3,525             -
                                                                                  ----------------     ----------------
                      Total current liabilities                                         2,233,906            1,365,231
                                                                                  ----------------     ----------------


                      Total liabilities                                                 2,233,906            1,365,231
                                                                                 ----------------     ----------------


Stockholders' Equity:
      Series AAA Redeemable, Nonvoting Preferred Stock, $.10 par value, 20,000 shares authorized; 354 shares issued and outstanding at
       June 30, 1997 and December 31, 1996, respectively                                      35                   35
      Common stock, $.10 par value, 10,000,000 shares authorized;
        2,674,075 shares issued and outstanding at June 30,
        1997 and December 31, 1996, respectively                                         267,407              267,407
      Additional paid-in capital                                                      12,602,708           12,602,708
      Translation adjustment                                                            (122,520)              (9,791)
      Accumulated deficit                                                             (5,016,167)          (4,600,277)
                                                                                 ----------------     ----------------
                      Total stockholders' equity                                       7,731,463            8,260,082
                                                                                 ----------------     ----------------
                                                                             $         9,965,369            9,625,313
                                                                                 ================     ================





See accompanying notes to consolidated financial statements.

                             DIGITAL RECORDERS, INC.

                Consolidated Statements of Operations (Unaudited)


                                                                          Three months ended                 Six months ended
                                                                                 June 30,                        June 30,
                                                                       1997              1996              1997              1996

Net sales                                                       $    2,905,773        2,173,448         5,303,983         3,924,016
Cost of sales                                                        1,528,226        1,032,685         2,704,047         1,796,472
                                                                  -------------    -------------     -------------     -------------

       Gross profit                                                  1,377,547        1,140,763         2,599,936         2,127,544

Selling, general and administrative expenses                         1,284,251          906,029         2,443,871         1,652,578
Research and development expenses                                      293,910          162,356           532,342           250,088
                                                                  -------------    -------------     -------------     -------------

       Operating income (loss)                                        (200,614)          72,378          (376,277)          224,878

Other income (expense):
  Interest income                                                       23,496           36,581            54,836            84,573
  Interest expense                                                     (11,613)          (1,113)          (14,799)           (3,743)
                                                                  -------------    -------------     -------------     -------------
       Total other income (expense)                                     11,883           35,468            40,037            80,830

       Income (loss) before income taxes                              (188,731)         107,846          (336,240)          305,708

Income tax expense                                                   -                   10,000          -                   20,000
                                                                  -------------    -------------     -------------     -------------

       Net income (loss)                                              (188,731)          97,846          (336,240)          285,708

Preferred dividend requirements                                        (39,825)         (39,825)          (79,650)          (79,650)
                                                                  -------------    -------------     -------------     -------------

       Net income (loss) applicable to common stockholders      $     (228,556)          58,021          (415,890)          206,058
                                                                  =============    =============     =============     =============

       Net income (loss) per common and common equivalent share $        (0.09)            0.02             (0.16)             0.08
                                                                  =============    =============     =============     =============

Weighted average number of common and common
       equivalent shares outstanding                                 2,674,075        2,674,075         2,674,075         2,674,075
                                                                  =============    =============     =============     =============



See accompanying notes to consolidated financial statements.

                             DIGITAL RECORDERS, INC.

                Consolidated Statements of Cash Flows (Unaudited)

             For the six month periods ended June 30, 1997 and 1996



                                                                                        1997                 1996
Cash flows from operating activities:
      Net income (loss)                                                          $        (336,240)            285,708
      Adjustments to reconcile net income (loss) to net cash
        provided (used) by operating activities:
            Depreciation and amortization of
              property and equipment                                                       140,295              49,607
            Amortization of goodwill and intangible assets                                 114,739              94,517
            Changes in operating assets and liabilities:
              Decrease (increase) in trade accounts receivable                          (1,389,333)            169,351
              Decrease (increase) in other receivables                                      45,914             (88,797)
              Increase in inventories                                                     (325,879)           (202,910)
              Decrease (increase) in prepaids and other current assets                     (79,279)              4,849
              Increase in intangible assets                                               (116,350)           (148,660)
              Increase in other assets                                                    -                       (198)
              Decrease in accounts payable                                                (164,308)           (111,504)
              Increase (decrease) in accrued expenses                                       (5,282)             38,638
                                                                                      ----------------     ---------------
                Net cash provided (used) by operating activities                        (2,115,723)             90,601
                                                                                   ----------------     ---------------

Cash flows from investing activities:
      Purchases of property and equipment                                                  (88,349)            (59,521)
      Purchases of short-term investments                                                 (161,102)            (64,126)
      Sales and maturities of short-term investments                                       500,000             200,000
      Payment for business acquired, net of cash received                                 -                    (34,560)
                                                                                   ----------------     ---------------
                 Net cash provided by investing activities                                 250,549              41,793
                                                                                   ----------------     ---------------

Cash flows from financing activities:
      Principal payments on long-term debt                                                -                   (709,000)
      Proceeds from short-term bank borrowings                                           2,770,740            -
      Principal payments on short-term bank borrowings                                  (1,736,000)           (117,177)
      Payment of dividends on preferred stock                                              (52,650)            (52,650)
                                                                                   ----------------     ---------------
                  Net cash provided (used) by financing activities                         982,090            (878,827)
                                                                                   ----------------     ---------------

Effect of exchange rate changes                                                           (112,729)               (366)
                                                                                   ----------------     ---------------

                  Net decrease in cash and cash equivalents                               (995,813)           (746,799)

Cash and cash equivalents at beginning of period                                         1,328,944           1,175,775
                                                                                   ----------------     ---------------

Cash and cash equivalents at end of period                                       $         333,131             428,976
                                                                                   ================     ===============


Supplemental Disclosure of Cash Flow Information:
      Cash paid during the period for interest                                   $          14,799               3,743
                                                                                   ================     ===============
      Cash paid during the period for income taxes                               $          51,800                   -
                                                                                   ================     ===============


See accompanying notes to consolidated financial statements.

                             DIGITAL RECORDERS, INC.

          Consolidated Statements of Cash Flows, Continued (Unaudited)

             For the six month periods ended June 30, 1997 and 1996



Supplemental disclosures of noncash financing activities:


The Company declared $79,650 in dividends on Series AAA Preferred Stock in each of the six month periods ended June 30, 1997 and 1996. The Company paid $52,650 in cash dividends in each of the six month periods ended June 30, 1997 and 1996. During the six month period ended June 30, 1997, $23,475 of the remaining declared dividends were offset against an other receivable, and $3,525 of the remaining declared dividends were unpaid.

During 1996, the Company acquired Transit-Media GmbH ("Transit-Media"). The Company paid $35,000 for all of Transit-Media's stock at closing. The Company recorded cash ($440), other receivables (valued at $1,736), fixed assets (valued at $10,523), accounts payable (valued at $3,957), short-term bank borrowings (valued at $117,177), and certain intangible assets (valued at $143,435).

                             DIGITAL RECORDERS, INC.

             Notes to Consolidated Financial Statements (Unaudited)

                             June 30, 1997 and 1996



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

         The accompanying condensed financial statements and related notes should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 1996. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full calendar year.

(2)      Per Share Amounts

         Net income (loss) per common and common equivalent share is based upon the weighted average number of common and common equivalent shares outstanding from convertible preferred stock and the exercise of stock options and warrants. A treasury stock approach has been used in determining the incremental shares outstanding. For 1997, the impact of the common stock equivalent shares was anti-dilutive. For 1996, the common stock equivalent shares had no impact on the per share amounts. Cash dividends declared on the preferred stock during the period were deducted from net income or added to net loss to determine the net income (loss) per share. Cash dividends declared were $79,650 for each of the six months ended June 30, 1997 and 1996, respectively.

(3)      Translation of Foreign Currency

         Foreign currency assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U. S. dollars are accumulated as the cumulative translation adjustment in stockholders' equity. Realized gains and losses on foreign currency transactions, if any, are included in operations for the period.

                        DIGITAL RECORDERS, INC.
     Notes to Consolidated Financial Statements, Continued (Unaudited)


(4)      Acquisition of Transit-Media GmbH

         On April 30, 1996, the Company acquired Transit-Media GmbH ("Transit-Media") in a transaction accounted for using the purchase method of accounting and, accordingly, the assets and liabilities of the acquired entity were recorded at their fair market value at the date of acquisition. Transit-Media assembles and markets proprietary on-board, electronic destination signs for mass-transit systems in Europe and the Far East. The Company paid $35,000 for all of Transit-Media's stock at closing. The Company recorded cash ($440), other receivables (valued at $1,736), fixed assets (valued at $10,523), accounts payable (valued at $3,957), short-term bank borrowings (valued at $117,177), and certain intangible assets (valued at $143,435). Upon completing the acquisition, the Company invested $350,000 in Transit-Media to pay off an existing bank credit line and provide working capital. The Company's results of operations for the six months ended June 30, 1997 include the operations of Transit-Media.

         The following unaudited pro forma results of operations assume the transaction described above occurred as of January 1, 1996 after giving effect to certain adjustments, including the amortization of the excess cost over the fair value of the net assets acquired.

                                                                Six Months Ended
                                                                  June 30, 1996
         Net sales                                               $    3,924,016
         Net income                                              $      212,898
         Net income per common and common equivalent share       $         0.05

         The pro forma information given above does not purport to be indicative of the results that actually would have been obtained if the operations were combined during the year presented and is not intended to be a projection of future results or trends.


  (5) Subsequent Event

        On July 24, 1997, The Company's $2,000,000 unsecured credit facility from a financial institution expired and was replaced by a $2,500,000 secured line of credit facility and a $1,000,000 secured letter of credit facility from this same financial institution. The new credit facility provides for short-term borrowings and import letters of credit, is subject to certain loan covenants, is secured by all of the Company's accounts receivable, inventory, and equipment, and bears interest, payable quarterly, at the 90 day LIBOR or base rate plus 2.3% to 3.3% dependent upon the Company's rolling four quarter earnings before interest, taxes, depreciation and amortization.

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

         The Company's products are currently marketed to the highway information system-advisory radio ("HIS") market, the mass transit market and the law enforcement market using proprietary software applications. Customers include municipalities, regional transportation districts, federal, state, and local departments of transportation, turnpikes, bus manufacturers, and law enforcement agencies or organizations. Sales to these customers are characterized by a lengthy sales cycle which generally extends for a period of two to twenty-four months. In addition, purchases by these customers are dependent on federal, state and local funding which may vary from year to year.

         A significant portion of the Company's sales have historically been attributable to a small number of customers. Revenues from three major customers accounted for approximately 34%, 35% and 44% of net sales during 1996, 1995 and 1994, respectively. The Company's most significant customer during the past three years accounted for approximately 13% of the total combined net sales during those years. During the three months ended June 30, 1997 and 1996, sales to three customers accounted for approximately 34% and 55% of net sales, respectively. During the six months ended June 30, 1997 and 1996, sales to three customers accounted for approximately 28% and 44% of net sales, respectively.

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

Results of Operations

         The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items included in the Company's Statements of Operations:


                                                             Three Months Ended           Six Months Ended
                                                                June 30,                           June 30,
                                                                1997      1996             1997       1996

        Net sales .................................               100%       100%          100%       100%
        Cost of sales .............................                53        48             51         46
        Gross profit ..............................                47        52             49         54
        Operating expenses:
            Selling, general and administrative ...                44        42             46         42
            Research and development ..............                10         7             10          6
        Total operating expenses ..................                54        49             56         48
        Operating income (loss) ...................                (7)        3             (7)         6
        Other income (expense), net ...............                 1         2              1          2
        Income (loss) before income taxes .........                (6)        5             (6)         8
        Income tax expense ........................                 0        (1)             0         (1)
        Net income (loss) .........................                (6)        4             (6)         7


Comparison of Three and Six Months Ended June 30, 1997 and 1996.

        Net sales for the three months ended June 30, 1997 were $2,905,773, an increase of $732,325, or 34%, as compared to $2,173,448 for the comparable three months in 1996. Net sales for the six months ended June 30, 1997 were $5,303,983, an increase of $1,379,967, or 35%, as compared to $3,924,016 for the comparable six months in 1996. These increases in sales were attributable to increases in sales in the HIS business group, the DAC business group and the Transit-Media subsidiary and the addition of sales from TwinVision, all of which were offset by decreases in sales from the TCS business grooup.

        During the three months ended June 30, 1997, HIS sales increased $346,298, or 81%, from the corresponding three months in the prior year. During the six months ended June 30, 1997, HIS sales increased $441,071, or 49%, from the corresponding six months in the prior year. The increases in HIS sales are due primarily to shipments on large orders from two customers, one of which related to the new DR 2000 computer-controlled product. During the three months ended June 30, 1997, DAC sales increased $4,134, or 1% from the corresponding three months in the prior year. During the six months ended June 30, 1997, DAC sales increased $230,760, or 31%, from the corresponding six months in the prior year. The increases in DAC sales relate primarily to additional sales of the MCAP product and to a shipment on a development project for one customer.

        During the three months ended June 30, 1997, Transit-Media sales increased $444,722, or 900%, from the corresponding three months in the prior year. During the six months ended June 30, 1997, Transit-Media sales increased $687,754, or 1,392%, from the corresponding six months in the prior year. These increases are primarily due to Transit-Media having six months of sales in 1997 compared to two months of sales in 1996. The three months ended June 30, 1997 was the first period of sales for TwinVision which totaled $239,114.

        During the three months ended June 30, 1997, TCS sales decreased $301,943, or 23% from the corresponding three months in the prior year. During the six months ended June 30, 1997, TCS sales decreased $218,732, or 10%, from the corresponding six months in the prior year. The decreases in TCS sales relate primarily to shipments of smaller dollar orders from several transit customers during 1997, whereas, during the corresponding period in the prior year, shipments were made primarily to fulfill a large order from one transit customer. The TCS business group will continue to aggressively market its products; however, the timing of large orders may continue to cause some fluctuations in TCS revenues.

        Gross profit for the three months ended June 30, 1997 was $1,377,547, an increase of $236,784, or 21%, over gross profit of $1,140,763 in the three months ended June 30, 1996. As a percentage of sales, gross profit during the three months ended June 30, 1997 was 47% of net sales, as compared to 52% during the corresponding three months in 1996. Gross profit for the six months ended June 30, 1997 was $2,599,936, an increase of $472,392, or 22%, over gross profit of $2,127,544 in the six months ended June 30, 1996. As a percentage of sales, gross profit during the six months ended June 30, 1997 was 49% of net sales, as compared to 54% during the corresponding six months in 1996. The decreases in gross profit percentages were caused primarily by increased international sales which had lower margins.

        Selling, general and administrative expenses during the three months ended June 30, 1997 were $1,284,251, an increase of $378,222, or 42%, as compared to expenses of $906,029 during the three months ended June 30, 1996. Selling, general and administrative expenses during the six months ended
June 30, 1997 were $2,443,871, an increase of $791,293, or 48%, as compared to expenses of $1,652,578 during the six months ended June 30, 1996. These increases are primarily attributable to expenses related to increased depreciation and amortization expenses resulting from continued purchases of property and equipment and to expenses related to the Company's two wholly-owned subsidiaries. These subsidiaries had minimal or no expenses during the corresponding periods in the previous year since Transit-Media was acquired on April 30, 1996 and TwinVision began operations subsequent to June 30, 1996.

        Research and development expenses for the three months ended June 30, 1997 were $293,910, an increase of $131,554 or 81%, as compared to expenses of $162,356 during the three months ended June 30, 1996. Research and development expenses for the six months ended June 30, 1997 were $532,342, an increase of $282,254 or 113%, as compared to expenses of $250,088 during the six months ended June 30, 1996. These increases are primarily due to the hiring of additional engineers across all business groups for the purpose of developing new and enhancing existing products.

         Operating income decreased by $272,992 from $72,378 for the three months ended June 30, 1996 to an operating loss of $200,614 for the three months ended June 30, 1997. Operating income decreased by $601,155 from $224,878 for the six months ended June 30, 1996 to an operating loss of $376,277 for the six months ended June 30, 1997. These decreases in operating income are due primarily to the factors set forth above.

         Total other income (expense) for the three months ended June 30, 1997 was $11,883, a decrease of $23,585, or 66%, as compared to total other income (expense) for the three months ended June 30, 1996 of $35,468. This decrease was due primarily to a decrease in interest income net of interest expense, as the Company decreased its cash and cash equivalents and increased its bank borrowings to finance operations during the three months ended June 30, 1997. Total other income (expense) for the six months ended June 30, 1997 was $40,037, a decrease of $40,793, or 50%, as compared to total other income (expense) for the six months ended June 30, 1996 of $80,830. This decrease was due primarily to the same factors noted for the three month period.

        The Company's financial statements contain, when necessary, a provision for income tax expense due to alternative minimum tax. For the three month periods ended June 30, 1997 and 1996, the Company recorded income tax expense of zero and $10,000, respectively. For the six month periods ended June 30, 1997 and 1996, the Company recorded income tax expense of zero and $20,000, respectively. As a result of the accumulated losses incurred in past years, the Company had a net operating loss carryforward for federal income tax purposes of $2,751,134 as of December 31, 1996. This carryforward will be available to offset federal taxable income, if any, through 2009. Also, as of December 31, 1996, the Company had a net economic loss carryforward for state income tax purposes of $820,565, which will be available to offset future state taxable income, if any, through 1999. Following utilization of the existing federal and state loss carryforwards, the Company's future operations, if profitable, will be subject to income tax expense.

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

         On May 24, 1996, the Company obtained a $2,000,000 unsecured credit facility from a financial institution. The agreement provided for short-term borrowings and import letters of credit, was subject to certain loan covenants, and bore interest at a rate of LIBOR plus 2.3%, payable quarterly. At June 30, 1997 there were $1,034,740 of borrowings outstanding under this credit agreement. In addition, at June 30, 1997, there was approximately $700,000 committed under import letters of credit for inventory purchases from an overseas supplier. The unsecured credit facility expired July 24, 1997 and was replaced by a $2,500,000 secured line of credit facility and a $1,000,000 secured letter of credit facility from this same financial institution. The new credit facility provides for short-term borrowings and import letters of credit, is subject to certain loan covenants, is secured by all of the Company's accounts receivable, inventory and equipment, and bears interest, payable quarterly at the 90 day LIBOR base rate plus 2.3% to 3.3% dependent upon the Company's rolling four quarter earnings before interest, taxes, depreciation and amortization.

         As of June 30, 1997, the Company's principal sources of liquidity included cash and cash equivalents of $333,131, investments of $1,267,524, accounts receivable of $3,480,214 and bank borrowings of $1,034,740, providing the Company with net working capital of $5,243,981.

         The Company's operating activities used cash of $2,115,723 during the six months ended June 30, 1997 and provided cash of $90,601 during the six months ended June 30, 1996. For the six months ended June 30, 1997, increases in accounts receivable of $1,389,333, increases in inventories of $325,879, increases in intangible assets of $116,350, increases in prepaids and other assets of $79,279 and decreases in accounts payable of $164,308 were the primary components of changes in working capital. For the six months ended June 30, 1996, decreases in accounts receivable of $169,351, increases in inventories of $202,910, increases in intangible assets of $148,660 and decreases in accounts payable of $111,504 were the primary components of changes in working capital. The Company anticipates that its working capital needs will continue to increase as the Company implements its expansion plans. Working capital requirements will increase with growth in the Company's sales, primarily due to the time gap between the time the Company must pay its suppliers and the time the Company receives payment from its customers, particularly its governmental customers.

         The Company's investing activities provided cash of $250,549 during the six months ended June 30, 1997 and provided cash of $41,793 during the six months ended June 30, 1996. Investing activities during the six months ended June 30, 1997 related to capital expenditures of $88,349 and purchases of short-term investments totaling $161,102 which were offset by sales of investments totaling $500,000. Investing activities during the six months ended June 30, 1996 related to capital expenditures of $59,521 and purchases of short-term investments totaling $64,126 which were offset by sales of short-term investments totaling $200,000 and the purchase of Transit-Media for $34,560, net of cash received.

         The Company's financing activities provided cash of $982,090 during the six months ended June 30, 1997 and used cash of $878,827 during the six months ended June 30, 1996. Financing activities during the six months ended June 30, 1997 related primarily to net proceeds from short-term bank borrowings totaling $1,034,740 and to the payment of dividends on preferred stock totaling $52,650. Financing activities during the six months ended June 30, 1996 related to principal payments on long-term debt of $709,000, principal payments on short-term bank borrowings of $117,177 and to the payment of dividends on preferred stock totaling $52,650.



         The Company's cash requirements, other than for normal operating expenses, will relate to the development of new products and enhancement of existing products, financing anticipated growth, and the possible acquisition of products or technologies complementary to the Company's business. The Company believes that its net working capital, as well as the borrowing capacity available under the Company's $2,500,000 line of credit facility will be sufficient to satisfy its currently anticipated cash requirements for 1997.


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

        None.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (A)   The annual meeting of shareholders was held May 20, 1997.

         (B) The following were elected directors to hold office for one-year terms or until their successors are elected and qualified.

                                                   Votes For       Votes Against
                                                   =========       =============
               John M. Cochran, Jr.                1,709,706            1,180
               Curtis I. Kring                     1,709,706            1,180
               John K. Pirotte                     1,709,706            1,180
               Juliann Tenney                      1,709,706            1,180
               David L. Turney                     1,709,706            1,180
               J. Phillips L. Johnston             1,709,706            1,180
               C. James Meese, Jr.                 1,709,706            1,180
               John M. Reeves, II.                 1,707,143            3,743
               John W. Thomas, Jr.                 1,709,706            1,180

         (C) To consider and act upon a proposal to approve an amendment to the Company's 1993 Incentive Stock Option Plan to permit the issuance of an additional 100,000 shares of Common Stock pursuant to the Plan.

                              For           1,647,585
                              Against          55,105
                              Abstain           7,746
                              Not voted           450

         (D) To ratify the appointment of KPMG Peat Marwick LLP as the independent certified public accounts of the Company for the fiscal year ending December 31, 1997.

                              For           1,695,919
                              Against           8,662
                              Abstain           6,305

         (E) In their discretion, the proxies are authorized to vote upon such other business as may properly come before the meeting or any and all adjournment thereof.

                              For           1,620,385
                              Against          21,500
                              Abstain          69,001

ITEM 5   OTHER INFORMATION

        None.
                                     14

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

        (A) EXHIBITS


                  10.9.2   Commercial Lease Agreement, dated April 24, 1997, by and between Realmark Property
                           Investors Ltd. Partnership V and the Company.

                  10.21.1  Note, Commitment Letter and General Security Agreement, dated July 24, 1997, by and between Wachovia Bank of North Carolina N.A. and the Company.

                  10.24.2  Amendment to April 19, 1996 Management Services Agreement dated May 15, 1997 by and between the Company and Robinson Turney International, Inc.

                  10.24.3  Amendment to April 19, 1996 Management Services Agreement and to April 19, 1996
                           Services Agreement, dated June 30, 1997 by and between the Company,
                           Transit-Media GmbH, TwinVision Corp. of North America, Inc. and Robinson Turney
                           International, Inc.

                  27       Financial Data Schedule


                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            DIGITAL RECORDERS, INC.



Dated: August 14, 1997              By:  /s/ J. PHILLIPS L. JOHNSTON
                                        J. Phillips L. Johnston, Chairman of the Board,
                                               President and Chief Executive Officer

Dated: August 14, 1997              By:  /s/ JONATHAN E. KENNEDY
                                        Jonathan E. Kennedy, Chief Financial Officer

