Form 10QSB
period 1997-09-30
DIGITAL RECORDERS INC
filed 1997-12-11
CIK 853695

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the Quarterly Period Ended September 30, 1997

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

                           2300 Englert Drive, Suite B
                          Durham , North Carolina 27713
                    (Address of principal executive offices)

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

                                 Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
                   Common stock: 2,674,075 shares outstanding
                             as of October 31, 1997

Transitional Small Business Disclosure Format (check one); Yes [ ] No [X]

                          PART I FINANCIAL INFORMATION




ITEM 1. FINANCIAL STATEMENTS


                   Index to Consolidated Financial Statements


Item                                                                        Page

Financial Statements:

Consolidated Balance Sheets..................................................3
Consolidated Statements of Operations........................................4
Consolidated Statements of Cash Flows......................................5-6
Notes to Consolidated Financial Statements.................................7-8

                             DIGITAL RECORDERS, INC.

                           Consolidated Balance Sheets


                                                                                             September 30, 1997   December 31,
                  Assets                                                                         (Unaudited)          1996
                                                                                              ----------------  ----------------
Current Assets:
      Cash and cash equivalents                                                               $       184,393         1,328,944
      Investments                                                                                    -                1,606,422
      Trade accounts receivable                                                                     4,664,623         2,090,881
      Other receivables                                                                                40,000           120,014
      Inventories                                                                                   2,814,491         1,889,906
      Prepaids and other current assets                                                                51,249            51,329
                                                                                              ----------------  ----------------
                      Total current assets                                                          7,754,756         7,087,496
                                                                                              ----------------  ----------------

Property and equipment, net                                                                           476,847           458,011
Goodwill, net                                                                                       1,553,663         1,668,807
Intangible assets, net                                                                                457,437           403,900
Other assets                                                                                            6,151             7,099
                                                                                              ----------------  ----------------
                                                                                              $    10,248,854         9,625,313
                                                                                              ================  ================

                      Liabilities and Stockholders' Equity
Current Liabilities:
      Short-term bank borrowings                                                                    1,165,272          -
      Accounts payable                                                                                661,953           830,883
      Accrued expenses                                                                                187,253           172,892
      Accrued commissions                                                                             313,558           199,485
      Accrued warranty reserve                                                                        180,957           161,971
      Dividends payable                                                                                17,025          -
                                                                                              ----------------  ----------------
                      Total current liabilities                                                     2,526,018         1,365,231
                                                                                              ----------------  ----------------
                      Total liabilities                                                             2,526,018         1,365,231
                                                                                              ----------------  ----------------


Stockholders' Equity:
      Series AAA Redeemable, Nonvoting Preferred Stock, $.10 par value, 20,000 shares authorized; 354 shares issued and outstanding at
       September 30, 1997 and December 31, 1996, respectively                                              35                35
      Common stock, $.10 par value, 10,000,000 shares authorized;
        2,674,075 shares issued and outstanding at September 30,
        1997 and December 31, 1996, respectively                                                      267,407           267,407
      Additional paid-in capital                                                                   12,623,708        12,602,708
      Translation adjustment                                                                           25,140            (9,791)
      Accumulated deficit                                                                          (5,193,454)       (4,600,277)
                                                                                              ----------------  ----------------
                      Total stockholders' equity                                                    7,722,836         8,260,082
                                                                                              ----------------  ----------------
                                                                                                $  10,248,854         9,625,313
                                                                                             ================   ===============

See accompanying notes to consolidated financial statements.

                             DIGITAL RECORDERS, INC.

                Consolidated Statements of Operations (Unaudited)

                                                                        Three months ended                 Nine months ended
                                                                           September 30,                     September 30,
                                                                    1997             1996          1997             1996
                                                                   ------            -----         -----            ----
Net sales                                                        $ 3,942,788       3,062,101     9,246,770        6,986,117
Cost of sales                                                      2,299,891       1,431,026     4,925,006        3,227,498
                                                                 ------------    ------------  ------------     ------------

       Gross profit                                                1,642,897       1,631,075     4,321,765        3,758,619

Selling, general and administrative expenses                       1,491,576       1,139,121     4,014,377        2,791,699
Research and development expenses                                    273,261         210,753       805,603          460,841
                                                                 ------------    ------------  ------------     ------------

       Operating income (loss)                                      (121,940)        281,201      (498,215)         506,079

Other income (expense):
  Interest income                                                      3,981          25,020        58,816          109,593
  Interest expense                                                   (19,503)       -              (34,303)          (3,743)
                                                                 ------------    ------------  ------------     ------------
       Total other income (expense)                                  (15,522)         25,020        24,513          105,850

       Income (loss) before income taxes                            (137,462)        306,221      (473,702)         611,929

Income tax expense                                                 -                -             -                  20,000
                                                                 ------------    ------------  ------------     ------------

       Net income (loss)                                            (137,462)        306,221      (473,702)         591,929

Preferred dividend requirements                                      (39,825)        (39,825)     (119,475)        (119,475)
                                                                 ------------    ------------  ------------     ------------

       Net income (loss) applicable to common stockholders       $  (177,287)        266,396      (593,177)         472,454
                                                                 ============    ============  ============     ============

       Net income (loss) per common and common equivalent share  $     (0.07)           0.10         (0.22)            0.18
                                                                 ============    ============  ============     ============

Weighted average number of common and common
       equivalent shares outstanding                               2,674,075       2,674,075     2,674,075        2,674,075
                                                                 ============    ============  ============     ============


See accompanying notes to consolidated financial statements.

                             DIGITAL RECORDERS, INC.

                Consolidated Statements of Cash Flows (Unaudited)

          For the nine month periods ended September 30, 1997 and 1996

                                                                                      1997                   1996
                                                                                      ----                  ----
Cash flows from operating activities:
      Net income (loss)                                                          $   (473,702)             591,929
      Adjustments to reconcile net income (loss) to net cash
        provided (used) by operating activities:
            Depreciation and amortization of
              property and equipment                                                  197,152               84,862
            Amortization of goodwill and intangible assets                            181,409              153,759
            Other non-cash expenses                                                    21,000             -
            Changes in operating assets and liabilities:
              Increase in trade accounts receivable                                (2,573,742)            (571,402)
              Decrease (increase) in other receivables                                 56,539              (68,878)
              Increase in inventories                                                (924,585)            (102,694)
              Decrease (increase) in prepaids and other current assets                     80             (136,297)
              Increase in intangible assets                                          (119,802)            (148,682)
              Decrease in other assets                                                    948                 (198)
              Decrease in accounts payable                                           (168,930)             (17,374)
              Increase in accrued expenses                                            147,420              238,964
                                                                                --------------     ----------------
                Net cash provided (used) by operating activities                   (3,656,213)              23,989
                                                                                --------------     ----------------

Cash flows from investing activities:
      Purchases of property and equipment                                            (215,988)            (233,633)
      Purchases of short-term investments                                            (161,102)             (85,873)
      Sales and maturities of short-term investments                                1,767,524              200,000
      Payment for business acquired, net of cash received                            -                     (34,560)
                                                                                --------------     ----------------
                 Net cash provided (used) by investing activities                   1,390,434             (154,066)
                                                                                --------------     ----------------
Cash flows from financing activities:
      Principal payments on long-term debt                                           -                    (709,000)
      Proceeds from short-term bank borrowings                                      5,433,272              250,000
      Principal payments on short-term bank borrowings                             (4,268,000)            (367,177)
      Payment of dividends on preferred stock                                         (78,975)             (78,975)
                                                                                --------------
                                                                                                  ----------------
                  Net cash provided (used) by financing activities                  1,086,297             (905,152)
                                                                                --------------     ----------------
Effect of exchange rate changes                                                        34,931                2,548
                                                                                --------------     ----------------
                  Net decrease in cash and cash equivalents                        (1,144,551)          (1,032,681)

Cash and cash equivalents at beginning of period                                    1,328,944            1,175,775
                                                                                --------------     ----------------
Cash and cash equivalents at end of period                                       $    184,393              143,094
                                                                                ==============     ================
Supplemental Disclosure of Cash Flow Information:
      Cash paid during the period for interest                                   $     34,303                3,743
                                                                                ==============     ================
      Cash paid during the period for income taxes                               $     70,800             -
                                                                                ==============     ================


See accompanying notes to consolidated financial statements.

                             DIGITAL RECORDERS, INC.

          Consolidated Statements of Cash Flows, Continued (Unaudited)

          For the nine month periods ended September 30, 1997 and 1996



Supplemental disclosures of noncash financing activities:


The Company declared $119,475 in dividends on Series AAA Preferred Stock in each of the nine month periods ended September 30, 1997 and 1996. The Company paid $78,975 in cash dividends in each of the nine month periods ended September 30, 1997 and 1996. During the nine month period ended September 30, 1997, $23,475 of the remaining declared dividends were offset against an other receivable, and $17,025 of the remaining declared dividends were unpaid.

During the nine month period ended September 30, 1997, the Company recorded $21,000 in expenses for services provided to the Company in a non-cash transaction.

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

                           September 30, 1997 and 1996



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

         The accompanying condensed financial statements and related notes should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 1996. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full calendar year.

(2) Per Share Amounts

         Net income (loss) per common and common equivalent share is based upon the weighted average number of common and common equivalent shares outstanding from convertible preferred stock and the exercise of stock options and warrants. A treasury stock approach has been used in determining the incremental shares outstanding. For 1997, the impact of the common stock equivalent shares was anti-dilutive. For 1996, the common stock equivalent shares had no impact on the per share amounts. Cash dividends declared on the preferred stock during the period were deducted from net income or added to net loss to determine the net income (loss) per share. Cash dividends declared were $119,475 for each of the nine months ended September 30, 1997 and 1996, respectively.

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

                            DIGITAL RECORDERS, INC.

       Notes to Consolidated Financial Statements, Continued (Unaudited)


(4) Acquisition of Transit-Media GmbH

         On April 30, 1996, the Company acquired Transit-Media GmbH ("Transit-Media") in a transaction accounted for using the purchase method of accounting and, accordingly, the assets and liabilities of the acquired entity were recorded at their fair market value at the date of acquisition. Transit-Media assembles and markets proprietary on-board, electronic destination signs for mass-transit systems in Europe and the Far East. The Company paid $35,000 for all of Transit-Media's stock at closing. The Company recorded cash ($440), other receivables (valued at $1,736), fixed assets (valued at $10,523), accounts payable (valued at $3,957), short-term bank borrowings (valued at $117,177), and certain intangible assets (valued at $143,435). Upon completing the acquisition, the Company invested $350,000 in Transit-Media to pay off an existing bank credit line and provide working capital. The Company's results of operations for the nine months ended September 30, 1997 include the operations of Transit-Media.

         The following unaudited pro forma results of operations assume the transaction described above occurred as of January 1, 1996 after giving effect to certain adjustments, including the amortization of the excess cost over the fair value of the net assets acquired.

                                                             Nine Months Ended
                                                             September 30, 1996
                                                             ------------------
         Net sales                                             $    6,986,117
         Net income                                            $      519,119
         Net income per common and common equivalent share     $         0.15

         The pro forma information given above does not purport to be indicative of the results that actually would have been obtained if the operations were combined during the year presented and is not intended to be a projection of future results or trends.

(5) Debt

         On July 24, 1997, the Company's $2,000,000 unsecured credit facility from a financial institution expired and was replaced by a $2,500,000 secured line of credit facility and a $1,000,000 secured letter of credit facility from the same financial institution. The new credit facility provides for short-term borrowings and import letters of credit, is subject to certain loan covenants, is secured by all of the Company's accounts receivable, inventory and equipment, and bears interest, payable quarterly, at the 90 day LIBOR base rate plus 2.3% to 3.3% dependent upon the Company's rolling four quarter earnings before interest, taxes, depreciation and amortization. As of September 30, 1997, the Company was not in compliance with one of its financial loan covenants. The financial institution provided a waiver to the Company for this covenant for both the third and fourth quarters of 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         Digital Recorders, Inc. (the "Company") designs, manufactures or contracts for the manufacture of, and sells information technology products through its three business groups, consisting of Highway Information Systems ("HIS"), Transit Communication Systems ("TCS"), and Digital Audio Company ("DAC"), and its two wholly-owned subsidiaries, Transit-Media GmbH ("Transit-Media") and TwinVision Corp. of North America, Inc. ("TwinVision"). From the Company's inception in 1983 through 1986, the Company's activities consisted primarily of organizational and development activities. Since 1987, when the Company generated net sales of $348,000, net sales have increased each year, reaching $9,200,269 in 1996. Net sales for the nine months ended September 30, 1997 totaled $9,246,770. The Company attributes its growth primarily to the introduction of new products, increased market penetration, growing markets for its products, and strategic acquisitions of companies with complementary technologies.

         The Company's products are currently marketed to the highway information system advisory radio ("HIS") market, the mass transit market and the law enforcement market using proprietary software applications. Customers include municipalities, regional transportation districts, federal, state, and local departments of transportation, turnpikes, bus manufacturers, and law enforcement agencies or organizations. Sales to these customers are characterized by a lengthy sales cycle which generally extends for a period of two to twenty-four months. In addition, purchases by these customers are dependent on federal, state and local funding which may vary from year to year.

         A significant portion of the Company's sales have historically been attributable to a small number of customers. Revenues from three major customers accounted for approximately 34%, 35% and 44% of net sales during 1996, 1995 and 1994, respectively. The Company's most significant customer during the past three years accounted for approximately 13% of the total combined net sales during this three year period. During the three months ended September 30, 1997, sales to two customers accounted for approximately 22% of net sales. During the nine months ended September 30, 1997, there were no sales to any particular customer that accounted for more than 10% of sales. During the three months and nine months ended September 30, 1996, sales to three customers accounted for 53% and 39%, respectively, of net sales.

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

Results of Operations

         The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items included in the Company's Statements of Operations:


                                                         Three Months Ended    Nine Months Ended
                                                         September 30,           September 30,
                                                            1997     1996       1997      1996
                                                         ------------------    -----------------
         Net sales ........................................ 100%     100%       100%      100%
             Cost of sales ................................  58       47         53        46
                                                            ---      ---        ---       ---
             Gross profit .................................  42       53         47        54
             Operating expenses :
                   Selling, general and administrative ....  38       37         43        40
                   Research and development ...............   7        7          9         7
                                                            ---      ---        ---       ---
             Total operating expenses .....................  45       44         52        47
                                                            ---      ---        ---       ---
             Operating income (loss) ......................  (3)       9         (5)        7
             Other income (expense), net ..................   -        1          -         2
                                                            ----     ----       ----      ----
             Income (loss) before income taxes ............  (3)      10         (5)        9
             Income tax expense ...........................   -        -          -        (1)
                                                            ---      ---        ---       ---
             Net income (loss) ............................  (3)      10         (5)        8
                                                            ===      ===        ===       ===


Comparison of Three and Nine Months Ended September 30, 1997 and 1996.

         Net sales for the three months ended September 30, 1997 were $3,942,788, an increase of $880,687, or 29%, as compared to $3,062,101 for the comparable three months in 1996. Net sales for the nine months ended September 30, 1997 were $9,246,770, an increase of $2,260,653, or 32%, as compared to
$6,986,117 for the comparable nine months in 1996. These increases in sales were attributable to increases in sales in the HIS business group, the DAC business group and the Transit-Media subsidiary and the addition of sales from TwinVision, all of which were offset by decreases in sales from the TCS business group.

         During the three months ended September 30, 1997, HIS sales increased $450,255, or 360%, from the corresponding three months in the prior year. During the nine months ended September 30, 1997, HIS sales increased $891,328, or 87%, from the corresponding nine months in the prior year. The increases in HIS sales are due primarily to shipments on large orders from two customers, one of which related to the new DR2000 computer-controlled product.

         During the three months ended September 30, 1997, TCS sales decreased $887,205, or 53%, from the corresponding three months in the prior year. During the nine months ended September 30, 1997, TCS sales decreased $1,105,937, or 28%, from the corresponding nine months in the prior year. The decrease in TCS sales relates primarily to shipments of smaller dollar orders from several transit customers during 1997, whereas, during the corresponding periods in the prior year, shipments were made primarily to fulfill a large order from one transit customer. The TCS business group will continue to aggressively market its products; however, given the current timing of placement of orders from potential customers, the Company expects sales of TCS to continue to decline in the fourth quarter of 1997 as compared to sales in the fourth quarter of the prior year.

         During the three months ended September 30, 1997, DAC sales decreased $125,592, or 12%, from the corresponding three months in the prior year. During the nine months ended September 30, 1997, DAC sales increased $105,168, or 6%, from the corresponding nine months in the prior year. The overall increase in DAC sales relates primarily to increased international sales.

         During the three months ended September 30, 1997, Transit-Media sales increased $420,279, or 187%, from the corresponding three months in the prior year. During the nine months ended September 30, 1997, Transit-Media sales increased $1,108,033, or 404%, from the corresponding nine months in the prior year. These increases are primarily due to Transit-Media having nine months of sales in 1997 as compared to five months of sales during this subsidiary's start-up phase in the prior year. During the three months and nine months ended September 30, 1997, TwinVision sales totaled $1,022,950, and $1,262,061, respectively. The first sales by this subsidiary occurred in June 1997.

         Gross profit for the three months ended September 30, 1997 was $1,642,897, an increase of $11,822, or 1%, over gross profit of $1,631,075 in the three months ended September 30, 1996. As a percentage of sales, gross profit during the three months ended September 30, 1997 was 42% of net sales, as compared to 53% during the corresponding three months in 1996. Gross profit for the nine months ended September 30, 1997 was $4,321,765, an increase of $563,146, or 15%, over gross profit of $3,758,619 in the nine months ended September 30, 1996. As a percentage of sales, gross profit during the nine months ended September 30, 1997 was 47% of net sales, as compared to 54% during the corresponding nine months in 1996. These decreases in gross profit percentages were caused primarily by increased sales by Transit-Media and TwinVision, which sell their products at lower gross margins than the Company's other three business groups.

         Selling, general and administrative expenses during the three months ended September 30, 1997 were $1,491,576, an increase of $352,455, or 31%, as compared to expenses of $1,139,121 during the three months ended September 30, 1996. Selling, general and administrative expenses during the nine months ended September 30, 1997 were $4,014,377, an increase of $1,222,678, or 44%, as compared to expenses of $2,791,699 during the nine months ended September 30, 1996. These increases were primarily attributable to increased depreciation and amortization expenses resulting from continued purchases of property and equipment, increased commission payments as sales have increased and to expenses related to the Company's two wholly-owned subsidiaries that were in their start-up phase in the corresponding periods in the prior year.

         Research and development expenses for the three months ended September 30, 1997 were $273,261, an increase of $62,508, or 30%, as compared to expenses of $210,753 during the three months ended September 30, 1996. Research and development expenses for the nine months ended September 30, 1997 were $805,603, an increase of $344,762, or 75%, as compared to expenses of $460,841 during the nine months ended September 30, 1996. These increases are primarily due to the hiring of additional engineers in all business groups for the purpose of developing new and enhancing existing products.

         Operating income decreased by $403,141 from $281,201 for the three months ended September 30, 1996 to an operating loss of $121,940 for the three months ended September 30, 1997. Operating income decreased by $1,004,294 from $506,079 for the nine months ended September 30, 1996 to an operating loss of $498,215 for the nine months ended September 30, 1997. These decreases in operating income are due primarily to the factors set forth above.

         Total other income (expense) for the three months ended September 30, 1997 was a net expense of $15,522, a decrease of $40,542 as compared to income for the three months ended September 30, 1996 of $25,020. This decrease was due primarily to a decrease in interest income, net of interest expense, as the Company decreased its cash and cash equivalents and increased its bank borrowings to finance operations during the three months ended September 30, 1997. Total other income (expense) for the nine months ended September 30, 1997 was $24,513, a decrease of $81,337, or 77%, as compared to total other income (expense) for the nine months ended September 30, 1996 of $105,850. This decrease was due primarily to the same factors noted for the three month period.

             The Company's financial statements contain, when necessary, a provision for income tax expense due to alternative minimum tax. For the three month periods ended September 30, 1997 and 1996, the Company did not record any income tax expense. For the nine month periods ended September 30, 1997 and 1996, the Company recorded income tax expense of zero and $20,000, respectively. As a result of the accumulated losses incurred in past years, the Company had a net operating loss carryforward for federal income tax purposes of $2,751,134 as of December 31, 1996. This carryforward will be available to offset federal taxable income, if any, through 2009. Also, as of December 31, 1996, the Company had a net economic loss carryforward for state income tax purposes of $820,565, which will be available to offset future state taxable income, if any, through 1999. Following utilization of the existing federal and state loss carryforwards, the Company's future operations, if profitable, will be subject to income tax expense.

Liquidity and Capital Resources

         From 1990 through 1994, the Company financed its operations primarily through the private and public issuance of debt and equity securities.

         On May 24, 1996, the Company obtained a $2,000,000 unsecured credit facility from a financial institution. The agreement provided for short-term borrowings and import letters of credit, was subject to certain loan covenants, and bore interest at a rate of LIBOR plus 2.3%, payable quarterly. The unsecured credit facility expired July 24, 1997 and was replaced by a $2,500,000 secured line of credit facility and a $1,000,000 secured letter of credit facility from this same financial institution. The new credit facility provides for short-term borrowings and import letters of credit, is subject to certain loan covenants, is secured by all of the Company's accounts receivable, inventory and equipment, and bears interest, payable quarterly, at the 90 day LIBOR base rate plus 2.3% to 3.3% dependent upon the Company's rolling four quarter earnings before interest, taxes, depreciation and amortization. At September 30, 1997, there were $1,165,272 of borrowings outstanding under this credit agreement. In addition, at September 30, 1997 there was approximately $900,000 committed under import letters of credit for inventory purchases from an oversees supplier.

         As of September 30, 1997, the Company's principal sources of liquidity included cash and cash equivalents of $184,393, accounts receivable of $4,664,623 and short-term bank borrowings of $1,165,272 providing the Company with net working capital of $5,228,738.

         The Company's operating activities used cash of $3,656,213 during the nine months ended September 30, 1997 and provided cash of $23,989 during the nine months ended September 30, 1996. For the nine months ended September 30, 1997, increases in accounts receivable of $2,573,742, increases in inventories of $924,585, decreases in accounts payable of $168,930 and increases in accrued expenses of $147,420 were the primary components of changes in working capital. This increase in accounts receivable was due primarily to significant sales in September of 1997 as well as to long payment cycles from some of the Company's governmental and quasi-governmental customers. For the nine months ended September 30, 1996, increases in accounts receivable of $571,402, increases in inventories of $102,694, increases in intangible assets of $148,682 and increases in accrued expenses of $238,964 were the primary components of changes in working capital. The Company anticipates that its working capital needs will continue to increase as the Company implements its expansion plans. Working capital requirements will increase with growth in the Company's sales, primarily due to the time gap between the time the Company must pay its suppliers and the time the Company receives payment from its customers, particularly its governmental customers.

         The Company's investing activities provided cash of $1,390,434 during the nine months ended September 30, 1997 and used cash of $154,066 during the nine months ended September 30, 1996. Investing activities during the nine months ended September 30, 1997 related to capital expenditures of $215,988 and net sales of short-term investments totaling $1,606,422. Investing activities during the nine months ended September 30, 1996 related to capital expenditures of $233,633, net sales of short-term investments totaling $114,127 and the purchase of Transit-Media for $34,560, net of cash received.

         The Company's financing activities provided cash of $1,086,297 during the nine months ended September 30, 1997 and used cash of $905,152 during the nine months ended September 30, 1996. Financing activities during the nine months ended September 30, 1997 related primarily to net proceeds from short-term bank borrowings totaling $1,165,272 and to the payment of dividends on preferred stock totaling $78,795. Financing activities during the nine months ended September 30, 1996 related to principal payments on long-term debt of $709,000, net principal payments on short-term bank borrowings of $117,177 and to the payment of dividends on preferred stock totaling $78,975.

         The Company's cash requirements, other than for normal operating expenses, will relate to the development of new products and enhancement of existing products, financing anticipated growth, and the possible acquisition of products or technologies complementary to the Company's business. The Company believes that its net working capital, as well as the borrowing capacity available under the Company's $2,500,000 line of credit facility will be sufficient to satisfy its currently anticipated cash requirements for 1997. The Company believes that it will need to obtain additional capital in 1998 as it continues to implement its expansion plans. The amount of capital needed in 1998, as well as its timing, is primarily dependent upon how quickly the Company collects its accounts receivable and realizes the value of its inventories.

Forward-Looking Statements

         The statements contained herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include expectations of trends to continue through the remainder of the current and the forthcoming fiscal year, including the development and introduction of new products. Forward-looking statements involve a number of risks and uncertainties. Among other factors that could cause actual results to differ materially are the following: business conditions and growth in the markets in which the Company participates and the general economy; competitive factors, such as the entry of new competitors into any of the markets in which the Company participates; price pressures and increased competition in those markets; inventory risks due to shifts in market demand and/or price erosion of purchased components; changes in product mix; timely collection of accounts receivable; that the Company's working capital and existing credit arrangement will be adequate to fund its operation; and the risk factors listed from time to time in the reports or other documents filed pursuant to the Securities Act of 1933 or the Securities Exchange Act of 1934. All forward-looking statements included herein are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements due to the factors cited above. As a result of these factors, there can be no assurance the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which would materially and adversely affect the Company's business, financial condition and results of operations.


PART II OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         None.

ITEM 2 . CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3. DEFAULTS IN SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (A) EXHIBITS

             27   Financial Data Schedule

         (B) The Company filed a report on Form 8-K, dated September 24, 1997, regarding the extension of the term of the Company's Redeemable Warrants to purchase Common Stock (the "Warrants") sold in the Registrant's public offering in November 1994. As extended, the Warrants may be exercised at any time prior to 5:00 P.M. Eastern Time on August 3, 1998. All other terms of the warrants remain unchanged.


                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.



                             DIGITAL RECORDERS, INC.


Dated: December 11, 1997     By: /s/ J. PHILLIPS L. JOHNSTON
                                 ----------------------------
                                 J. Phillips L. Johnston, Chairman of the Board,
                                      President and Chief Executive Officer

Dated: December 11, 1997     By: /s/ JONATHAN E. KENNEDY
                                ------------------------
                                Jonathan E. Kennedy, Chief Financial Officer