Form 10KSB
period 1997-12-31
DIGITAL RECORDERS INC
filed 1998-04-20
CIK 853695

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the fiscal year ended December 31, 1997

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

                           2300 Englert Drive, Suite B
                          Durham, North Carolina 27713
                    (Address of principal executive offices)

                    Issuer's telephone number: (919) 361-2155

         Securities registered under Section 12(b) of the Exchange Act:

                                                   Name of each exchange
Title of each class                                 on which registered
-------------------                                 -------------------
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

State issuer's revenues for its most recent fiscal year:  $11,672,773

As of February 28, 1998, 2,674,075 shares of the registrant's Common Stock were outstanding. The aggregate market value of the 2,309,145 shares of Common Stock held by non-affiliates was $3,463,718 as of February 28, 1998. The market value of the shares was calculated based on the closing bid price of such shares on The NASDAQ SmallCap Market(SM) on such date.

                      DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of this annual report is incorporated by reference to the Registrant's definitive proxy statement if filed with the Commission on or before April 30, 1998 or if such proxy statement is not filed, will be filed with the Commission as an amendment to this Form 10-KSB under cover of Form 10-KSB/A not later than April 30, 1998.

Transitional Small Business Disclosure Format:  Yes [ ]   No  [X]

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

            The TCS group focuses on supplying the public transit market with Automatic Voice Announcement Systems ("AVAS") and services. The DR500C Talking Bus(R) system marketed by the Company includes four core components: a vehicle logic unit (the DR500C), an Operator Control Unit ("OCU"), an internal light-emitting diode ("LED") sign and a Global Positioning Satellite ("GPS") navigation system. The Talking Bus(R) system automatically provides voice announcements including next stop, transfer points, route and destination identification and public service messages. This system enhances public transit service for all passengers and complies with Americans with Disabilities Act ("ADA") legislation. The demonstrated and ongoing integration of the DR500C product with other "smart bus" technologies is a key element for potential market growth.

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

            The DAC group was established in 1995 upon the Company's acquisition of Digital Audio Corporation. (see "Acquisitions"). The DAC group produces a line of digital filter systems and tape transcribers used to improve the quality and intelligibility of live and recorded voices. Products are marketed, both domestically and internationally, to law enforcement entities and other customers in government organizations.

            Transit-Media became a wholly-owned subsidiary of Digital Recorders after being acquired by the Company in May 1996 (see "Acquisitions"). Shortly thereafter, the Company formed TwinVision as another wholly-owned subsidiary of the Company. Both of these subsidiaries design, manufacture or contract for manufacture of, sell and service a new generation of electronic destination sign systems primarily used on transit bus vehicles worldwide. Transit-Media serves the European and Far Eastern markets while TwinVision serves the North American market. Customers include transit operating agencies which use mass transit vehicles as well as the manufacturers of those vehicles.

Industry Overviews

            The transit communication industry is a market which has developed principally as a result of the enactment of the Americans with Disabilities Act, the Clean Air Act ("CAA"), the Intermodal Surface Transportation Efficiency Act ("ISTEA") and Smart Highway initiatives. ADA requires that fixed route transit systems announce major stops and transfer points to assist visually-impaired passengers. Public transit authorities typically draw between 80% and 90% of funding for purchases of ADA compliant products from the Federal Transit Administration, with the remainder of product acquisition funding being provided by state and local sources. The CAA, which requires large employers to gather data concerning the routes their employees travel to and from work and their methods of transportation, is designed to develop more effective transportation routing information for public transit agencies. The

ISTEA, a $40 billion federal funding initiative, promotes the development of a "smart highway" system in the United States and designates a wide range of devices, services and programs intended to increase the capacity of the nation's highway system without adding additional physical lanes of highway. The "smart highway" system is expected to utilize sophisticated computer aided dispatch/automatic vehicle location ("CAD/AVL") software and hardware for "intelligent" transit vehicles.

            The AVAS market has emerged as a result of ADA legislation and has been sustained by overall favorable acceptance of concept, design and technology by transit management, operators and passengers. Less than 20% of new bus vehicles contained voice announcement systems in 1997. This percentage, however, is expected to increase over the next few years as industry participants present AVAS solutions that address cost, maintenance expense and complexity issues. While the TCS group has had nominal international sales, the Company believes that the ownership of Transit-Media may enable the Company to cross-sell TCS products overseas.

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

            The DAC market consists of government organizations at the local, state, and federal level. DAC also markets its products in twelve foreign countries through a network of dealers. Approximately 39% of DAC sales are international sales. DAC's digital filter and tape transcriber technology reduces background noises that might otherwise make recorded voice signals unintelligible. Additionally, DAC's products are applicable to the vibration, acoustic, and communications disciplines in the commercial sector.

            The electronic destination sign industry, which is the primary market for Transit-Media and TwinVision, is a highly competitive, mature market with growth limited to overall industry growth or that which is precipitated by technological advances. Virtually all transit buses manufactured worldwide have some form of destination signs and the percentage of those signs that are electronic signs is approximately 70% and 95% in Europe and the United States, respectively. A single competitor in the domestic electronic destination sign market holds dominant market share; no one supplier dominates the worldwide market.

Products and Product Design

            The Company's current products include the DR500C Talking Bus(R), a broad line of HAR broadcasting systems which operate on the AM radio band, DAC's product line, which includes ten digital filter instruments and two digital tape transcription machines, and light-emitting diode flip-dot electronic destination signs being marketed by Transit-Media and TwinVision. During 1997, 1996 and 1995, TCS accounted for 29%, 57% and 36% of the Company's net sales, respectively. During the same periods, HIS accounted for 19%, 13% and 40% of the Company's net sales, respectively. DAC accounted for 19%, 26% and 24% of net sales in 1997, 1996 and 1995, respectively. In addition, Transit-Media accounted for 16% and 4% of net sales in 1997 and 1996, respectively, and TwinVision accounted for 17% of sales in 1997.

            TCS Product Line. The Talking Bus(R) is an automated next stop announcement and passenger information system which is designed for use in transit buses, light rail vehicles, trains or subway cars, people movers, monorails, airport vehicles and tour buses. The Talking Bus(R) complies with ADA legislation and industry recognized protocol standards. It uses an open architecture computer-based electronics system design which accommodates the addition of new features and capabilities, including interoperability with third-party equipment. In the case of the Talking Bus(R), the open architecture permits the expansion of memory capacity to the size required by the transit customer and the integration of the Talking Bus(R) with CAD/AVL, GPS receivers, internal and external signs, and possibly other future electronic systems. The Talking Bus(R) offers easy downloading or transfer of software using an industry standard personal computer memory card international association ("PCMCIA"). Also, by installing a modem, software can be downloaded by radio frequency. The Talking Bus(R) is designed to meet the operating standards for temperature, humidity, shock, vibration and other environmental conditions found in transit applications, and to satisfy all ADA requirements for internal and external stop announcements. The Talking Bus(R) is manufactured in an ISO 9002 compliant facility.

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

            HIS Product Line. The Company markets a line of stationary and mobile HAR products. Each HAR product is manufactured in compliance with FCC rules and regulations and provides the maximum transmission power permitted by the FCC. The various models of the HAR products offered by the Company can be generally divided into two classes of products, the Solar Max and stationary highway advisory radio systems. The Solar Max operates from a solar power system including battery backup which is mounted on a trailer for easy transportation and setup. With the exception of this trailer, the Solar Max includes no moving parts, which limits the amount of maintenance which may be required. The Solar Max can be programmed and on the air within ten minutes and can be controlled remotely using the built-in cellular telephone. Stationary highway advisory radio products offered by the Company can be directly linked to nearby utilities or can be installed using solar power and battery options. In addition, the Company has introduced a new computer-controlled HAR digital messaging system called the DR2000. This product will permit multiple HAR systems to be networked together for operation from a central traffic operation center.

            DAC Product Line. The Company markets an extensive line of digital signal processing ("DSP") instruments that are used by law enforcement agencies and organizations to enhance forensic tape recordings collected from a variety of sources. Voices on such recordings are often obscured by hum, room noises, acoustic resonances, muffling, background music, and street noises. To enhance such recordings and make them understandable, the tape's audio is played through a sequence of audio filters. These real-time devices have substantial computational power with the typical digital filter employing 20 microprocessors.

            DAC's most popular product is the Personal Computer Audio Processor ("PCAP"). The PCAP is a mouse driven, Windows(TM)-based processor used to reduce non-voice sounds on an audio source. This PC-controlled digital processor implements up to five different digital filters simultaneously and has built-in dual channel spectral analysis. An expanded version, the Multi-Channel Audio Processor ("MCAP") was introduced in 1996 and is a complement to the PCAP for more sophisticated users.

            Transit-Media and TwinVision Product Line. The Company's electronic destination sign products include various models. These products adhere to ADA requirements and function under most industry recognized protocol standards. They possess an open architecture, microprocessor-based system incorporating a new generation display device which utilizes hybrid light-emitting diode/flip-dot technology. This new generation display device improves distance of readability while reducing end user maintenance expense. Destination message programming is accomplished via proprietary software developed by the Company through PCMCIA memory card download. The product is manufactured under various contracts in ISO certified facilities.

Marketing and Sales

            All of the Company's products are marketed on a direct basis by the Company's sales and marketing personnel. The Company's marketing activities combine data base marketing, selective media advertising, publication of newsletters directed to customers, participation in trade shows and industry conventions, cooperative activities with system integrators, and, in the case of DAC, a one-week DAC School. This school offers end users opportunities to understand DSP technology and to learn about DAC product operation via hands-on instruction. In addition, the Company's TCS products are marketed by five outside sales representatives. These sales representatives are compensated through commissions and reimbursement of certain business expenses. HIS products are also marketed in California and Nevada by a manufacturer's sales representative company. DAC products are sold directly by the Company in the United States and through a network of dealers internationally. The Company's electronic destination sign products are marketed both direct by the Company and through independent sales representatives to vehicle manufacturers and the end user transit operating agencies. Several of HIS's and DAC's products have been approved for purchase by the General Services Administration of the U.S. Government, which the Company believes enhances its sales opportunities to federal agencies because the agency can, if they so choose, purchase scheduled products from the Company at a specified negotiated price.

            The Company generates a significant portion of its revenues from a relatively few key customers, the identity of which may vary from year to year. In 1997, no particular customer accounted for more than 10% of total Company revenues. Combined revenues from three major customers accounted for approximately 34% and 35% of net sales during 1996 and 1995, respectively.

            The Company's customer base includes a significant number of governmental and quasi-governmental entities. The Company derived approximately 33%, 48% and 65% of its net sales from purchases by governmental and quasi-governmental entities in 1997, 1996 and 1995, respectively. Sales to these customers are characterized by a lengthy sales cycle which generally extends for a period of two to twenty-four months. The Company's sales cycle at DAC is also characterized by higher sales during the third quarter as the governmental budgetary cycle ends on September 30 of each year. In addition, purchases by these customers are dependent on federal, state and local funding, which may vary from year to year. The Company's sales and marketing staff will generally attempt to assist customers in the preparation of transportation improvement plans which are used to prepare budgets for submission to governmental and legislative bodies.

Research and Development

            The Company is committed to the continued enhancement of all of its products and to the development or acquisition of products having related applications. The Company's objective is to develop products that are considered to be high quality, technically advanced and capable of capturing a significant share of the applicable market.

            In the transit market, enhancement of the Talking Bus(R) and TwinVision LeDot(TM) destination sign system products will continue over the next year to increase the Company's ability to integrate these products with other technologies such as CAD/AVL, GPS, dead reckoning, and other on-vehicle electronic systems. The Company believes that the convergence of core technologies, combined with the need for capital improvements in the transit industry, will justify continuing high levels of research and development. This research and development will focus primarily on the ability to integrate technologies with the Company's stop announcement system and cost reduction.

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

            The Company's research and development costs increased in 1997 as development activities continued in all business groups and in the Transit-Media and TwinVision subsidiaries. The Company attempts to maximize its use of the funds available for research and development by following strategies to accelerate the development and introduction of new products, reduce product costs and focus on systems integration. Research and development expenses were $1,157,997, $643,223 and $379,870 in 1997, 1996 and 1995, respectively.

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

            On February 28, 1995, the Company entered into and closed an Asset Purchase and Sale Agreement (the "Agreement") with Digital Audio Corporation ("Digital Audio"). Pursuant to this Agreement, the Company obtained substantially all of the assets of Digital Audio for a purchase price in the aggregate amount of approximately $2,100,000 which consisted of cash in the amount of $1,171,000, a promissory note in the amount of $709,000 and 33,846 shares of the Company's Common Stock valued at $220,000 ("Acquisition Shares"). As additional consideration, the Agreement provided for an earn-out payment to be made over two years if certain performance criteria were met. The Company did not make any earn-out payments pursuant to this agreement. The unsecured promissory note payable to Digital Audio, which accrued interest at the rate of 6% per annum, was paid in January 1996.

Competition

            The markets in which the Company participates are highly competitive. The transit market in particular is characterized by rapid technological advances, evolving industry standards and technological obsolescence. The Company believes that the principal competitive factors in the markets for the TCS, Transit-Media and TwinVision products include ease of use, service and support, price and the ability to integrate these products with other technologies. The Company currently views Luminator, an operating unit of Mark IV Industries, Inc., as its principal competitor in the transit market. Luminator is a significant competitor in signage and announcements. The Company believes that Luminator now purchases some of its stop announcement technology from an outside party. The Company also recognizes Clever Devices Ltd. and Meister Electronics, LC., a German company, as competitors in the transit market, although neither of these competitors have the capital and other resources of Luminator. In the TIS/HAR market, the Company's principal competitor is Information Station Specialists ("ISS"). The Company also considers LPB, Inc. a competitor in the TIS/HAR market, although with a significantly smaller market share than ISS.

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

Manufacturing

            The Company's principal supplier for TCS products, Quality Manufacturing and Design of Raleigh, North Carolina ("QMD"), is a contract electronics manufacturing firm. QMD has achieved ISO 9002 certification for manufacturing. The Company believes that QMD has sufficient manufacturing capacity to address the Company's short-term requirements for the Talking Bus(R) and could significantly increase production if requested to do so by the Company. Some TCS components, such as memory cards, may be subject to considerable variations in price and availability from time to time. Although the Company has not experienced production delays due to a lack of available parts, a significant increase in the Company's sales could result in the Company having to increase its inventory of certain key components in order to ensure their availability.

            Although the Company is currently dependent on QMD as its sole supplier for major electronic components included in the Talking Bus(R), management believes that alternate suppliers are available. Nonetheless, the loss of this supplier could have a short-term adverse effect on the Company's ability to timely deliver products to its customers.

            Beginning in late 1996, the Company started to perform most of the engineering and manufacturing work for its HIS products through its DAC business group.

            The Company's DAC group manufactures its own products as well as, starting in late 1996, some of those used by HIS. Printed circuit board and enclosure fabrication is purchased from specialized vendors including Texas Instruments, Motorola, and Crystal Semiconductor. Because of the rapid advances in technology, the Company believes that this practice is necessary to maintain its competitive position and does not place the Company at excessive supply risk.

            The Company purchases major components for its electronic destination signs from Lite Vision Corporation, an entity based in Taiwan. The Company has contracts with electronic manufacturing firms to manufacture these products both domestically and overseas. The display element is essentially a sole-source device, and the Company is managing its inventory levels to minimize the risk of delays in parts availability. The domestic production is compliant with all "Buy America" regulations.

Proprietary Rights

            The Company currently relies on a combination of patent, copyright and trade secret protection, nondisclosure agreements and licensing agreements to establish and protect its ownership of proprietary rights. The Company will attempt to keep the results of its research and development efforts proprietary, but may not be able to prevent others from using some or all of such information or technology. The Company has been issued two patents relating to the memory efficiency and the power efficiency of its technology and a design patent on the Solar Max HAR system. The Company has registered its Talking Bus(R) trademark logo with the United States Patent and Trademark Office and has registered various trademarks and logos for its new generation technology display element. In addition, Digital Recorders and Solar Max are trademarks of the Company. The Company intends to pursue patents covering new technologies and registration of its other trademarks and service marks as advised by counsel. The Company intends to maintain the integrity of its service marks, trade names and trademarks and other proprietary names and marks against unauthorized use and to protect against infringement and unfair competition where circumstances warrant.

Employees

            As of February 28, 1998 the Company employed sixty people. The Company's employees are not covered by any collective bargaining agreements and the Company believes that its employee relations are good.

ITEM 2. DESCRIPTION OF PROPERTY

            The Company leases approximately 6,700, 5,400 and 4,600 square feet of office space in three different locations in an office complex in Durham, North Carolina. This space is leased under three separate lease agreements. One lease agreement provides for monthly rental payments of $5,641 and expired in January 1998. The Company is continuing to lease this space on a month to month basis. The second agreement provides for monthly rental payments ranging from $2,800 to $2,920 and expires in April 2000. The third agreement provides for monthly rental payments of $4,943 and expires in October 2002. The Company also leases approximately 4,700 square feet of office and manufacturing space in Raleigh, North Carolina. This lease agreement contains rental rates ranging from $4,241 to $5,013 per month and runs through December 2002.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II


ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is quoted on The NASDAQ SmallCap MarketSM under the symbol "TBUS" and on the Boston Stock Exchange under the symbol "TBU". The following table sets forth the range of high and low closing bid prices, as reported by The NASDAQ SmallCap Market(SM), from January 1, 1996 through December 31, 1997. The prices set forth reflect interdealer quotations, without retail markups, markdowns or commissions, and do not necessarily represent actual transactions.

                                                     High        Low
                                                     ----        ---

     1996
       First Quarter............................    $6.75       6.00
       Second Quarter...........................     6.75       5.38
       Third Quarter............................     6.75       4.69
       Fourth Quarter...........................     5.13       3.25

     1997
       First Quarter............................    $4.00       3.00
       Second Quarter...........................     3.50       2.25
       Third Quarter............................     4.25       2.25
       Fourth Quarter...........................     3.13       1.69


         On February 28, 1998, the closing bid price of the Common Stock was $1.50. As of February 28, 1998, the number of beneficial holders of the Company's Common Stock was in excess of 1,000.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATION

General

         Digital Recorders, Inc. designs, manufactures or contracts for the manufacture of, and sells information technology products to the mass transit, highway advisory radio and law enforcement markets. Since 1987, when the Company generated net sales of $348,000, net sales have increased each year, reaching $11,672,773 in 1997. The Company attributes its sales growth primarily to the introduction of new products, increased market penetration, growing markets for its products and strategic acquisitions of companies with complementary technologies.

         The Company typically recognizes revenue either upon shipment of products to customers or on a percentage of completion basis for certain longer-term contracts. Because the Company's operations are characterized by significant research and development expenses preceding a product introduction, net sales and their related expenses may not be recorded in the same period, thereby producing fluctuations in operating results. The Company's dependence on a small number of relatively large customers or projects may increase the magnitude of fluctuations in operating results.

         The Company's financial statements contain a provision for income tax expense of zero and $20,000 for the years ended December 31, 1997 and 1996, respectively due to the alternative minimum tax in 1996. As a result of the accumulated losses incurred in past years, the Company had a net operating loss carryforward as of December 31, 1997 of $2,845,535. Management expects this carryforward will be available to offset federal taxable income, if any, through 2012. Also, as of December 31, 1997, one of the Company's subsidiaries had a net economic loss carryforward for state income tax purposes of $758,446, which is expected to be available to offset future state taxable income, if any, through 2002. Following utilization of the existing federal and state loss carryforwards, the Company's future operations, if profitable, will be subject to income tax expense.

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

Results of Operations

         The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items included in the Company's Consolidated Statements of Operations:

                                                         Year Ended December 31,
                                                        ------------------------
                                                        1997       1996     1995
                                                        ----       ----     ----
    Net sales.....................................      100%        100%    100%

    Cost of sales.................................       59          44      50
                                                         --          --      --

    Gross profit..................................       41          56      50
                                                         --          --      --

    Operating expenses:
       Selling, general and administrative........       46          43      45

       Research and development...................       10           7       6
                                                         --           -       -

    Total operating expenses......................       56          50      51
                                                         --          --      --

    Operating income (loss) ......................      (15)          6      (1)

    Other income (expense), net...................        *           1       3
                                                          -           -       -
    Income (loss) before income taxes.............      (15)          7       2

    Income tax expense............................        *           *       *
                                                          -           -       -

    Net income (loss).............................      (15)%         7%      2%
                                                        =====         ==      ==


* - represents less than 1%.


Comparison of Years Ended December 31, 1997 and 1996.

         Net sales for 1997 were $11,672,773, an increase of $2,472,504, or 27%, as compared to $9,200,269 for 1996. This sales increase was primarily due to higher sales at HIS, Transit-Media and TwinVision which were partially offset by lower sales at TCS. The sales increase at HIS of $1,108,873, or 96%, related to one large contract and the introduction of new products, such as the DR1500, a new digital recording device, and the DR2000. Combined sales for Transit-Media and TwinVision increased $3,462,795, or 913%, primarily because these business groups were in the start-up phase during 1996. The decline in revenues at TCS of $1,945,562, or 37%, was primarily related to increased competition in this maturing market.

         Gross profit for 1997 was $4,794,401, a decline of $389,206, or 8%, as compared to gross profit of $5,183,607 in 1996. As a percentage of sales, gross profit was 41% of net sales in 1997 as compared to 56% during 1996. The decrease in gross profit percentage reflected a change in the composition of the Company's sales during 1997, as there were increased sales of the lower margin electronic destination sign products at Transit-Media and TwinVision and fewer sales of the higher margin TCS product line. The Company anticipates that the gross profit margins will improve for the Transit-Media and TwinVision business groups during 1998 as various cost reduction initiatives, in conjunction with economies of scale coinciding with the growth of these businesses, take effect.

         Selling, general and administrative expenses during 1997 were $5,388,923, an increase of $1,374,457, or 34%, as compared to selling, general and administrative expenses of $4,014,466 during 1996. This increase is attributable in general to the overall growth of the Company and, specifically, to the expenses incurred at Transit-Media and TwinVision as these business groups moved from their start-up phase during 1997.

         Research and development expenses for 1997 were $1,157,997, an increase of $514,774, or 80%, as compared to research and development expenses of $643,223 during 1996. This increase related primarily to additional product development in every business group but DAC. The Company does not anticipate that these expenses will increase at this same rate during 1998 as many of the Company's research and development activities resulted in new product introductions during 1997.

         Operating loss increased by $2,278,437 to $1,752,519 in 1997 as compared to operating income of $525,918 during 1996 primarily due to the factors set forth above.

         Total other income (expense) for 1997 resulted in expense of $13,120, a decrease of $146,587, as compared to total other income (expense) for 1996 which resulted in income of $133,467. This decrease was due primarily to changes in interest income and interest expense. Interest income for 1997 was $58,485, a decrease of $71,598, or 55%, as compared to interest income for 1996 of $130,083. This decrease was due to the Company having lower cash balances to invest during 1997, as cash was used to fund growing working capital needs and operating losses. Interest expense for 1997 was $62,405, an increase of $51,517, or 473%, as compared to interest expense for 1996 of $10,888. This increase was primarily due to the Company being in a net borrowing position during the latter part of 1997 for the reasons noted above.


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

Liquidity and Capital Resources

         In December of 1994, the Company completed its initial public offering of 1,265,000 units (the "Units"), each Unit consisting of one share of Common Stock and one warrant to purchase one share of Common Stock, which included an over-allotment of 165,000 units. The Company realized gross proceeds of $7,273,750 and net proceeds of $5,562,225 after deducting offering costs of $1,711,525.

         The funds from this offering satisfied the Company's working capital requirements until 1997. During 1997, the Company started to borrow money under a $2,000,000 unsecured credit facility from a financial institution. On July 24, 1997, the Company's $2,000,000 unsecured credit facility from this financial institution expired and was replaced by a $2,500,000 secured line of credit facility and a $1,000,000 secured letter of credit facility from the same financial institution. The new credit facility provides for short-term borrowings and import letters of credit, is subject to certain loan covenants, is secured by substantially all of the Company's accounts receivable, inventory and equipment, and bears interest, payable quarterly, at the 90 day LIBOR base rate plus 2.3% to 3.3% dependent upon the Company's rolling four quarter earnings before interest, taxes, depreciation and amortization. At December 31, 1997, the borrowings under this agreement totaled $1,893,540. In addition, at December 31, 1997, the Company had $127,427 committed under two import letters of credit for inventory purchases from an overseas supplier.

         As of December 31, 1997, the Company's principal sources of liquidity included cash and cash equivalents of $472,285 and accounts receivable of $3,173,959, providing the Company with net working capital of $3,727,124. The Company had outstanding short-term borrowings at December 31, 1997, of $1,893,540.

         The Company's operating activities used cash of $3,782,213 during 1997 and provided cash of $456,911 during 1996. For 1997, increases in inventories of $1,833,540, increases in accounts payable of $281,402 and increases in accounts receivable of $1,083,078 were the primary components of changes in working capital. For 1996, increases in inventories of $802,403, increases in accounts payable of $486,148 and increases in accounts receivable of $262,155 were the primary components of changes in working capital. The Company anticipates that its working capital needs will continue to increase as the Company implements its expansion plans. Working capital requirements will increase with growth in the Company's sales, primarily due to the time gap between the time the Company must pay its suppliers and the time the Company receives payment from its customers, particularly its governmental customers.

         The Company's investing activities provided cash of $1,327,779 and $194,901 during 1997 and 1996, respectively. Investing activities during 1997 related primarily to the net sales of short-term investments totaling $1,606,422 and purchases of property and equipment of $278,643. Investing activities during 1996 included capital expenditures of $277,147 being offset by net sales of short-term investments totaling $506,608.

         The Company's financing activities provided cash of $1,774,065 during 1997 and used cash of $488,852 during 1996. In 1997, cash of $8,004,540 was provided from short-term bank borrowings. These proceeds were offset by cash payments on those borrowings of $6,111,000 and cash dividend payments on preferred stock of $119,475. In 1996, principal payments on long-term debt of $709,000, net payments on short-term borrowings of $117,177 and dividend payments on preferred stock of $105,300 all used cash while $442,625 of proceeds were received from the sale of resort property.

         On April 6, 1998 the holders of the Series AAA Preferred Stock approved an amendment to the Company's Articles of Incorporation to (i) extend the mandatory redemption date of the Series AAA Preferred stock (the "Preferred Shares") to December 31, 2003, (ii) permit the earlier redemption of the Preferred Shares at the Company's option at any time upon 30 days' written notice, (iii) increase the amount of the quarterly dividend payable with respect to each Preferred Share from $112.50 to $125.00, and (iv) increase the number of shares of Common Stock of the Company issuable upon conversion of each Preferred Share from 500 shares of Common Stock to 625 shares of Common Stock. Such amendment will be presented to a vote of the holders of Common Stock in the Company's fiscal 1997 Proxy Statement and, if approved by a majority of the holders of Common Stock, will be adopted by the Company.

         On April 14, 1998 the Company sold its Highway Information Systems business group for $2,800,000 in cash plus other consideration of approximately $200,000. The Company realized a gain on disposal, before applicable income taxes, of approximately

$1,500,000. The income tax expense on this transaction, which the Company will offset with the tax loss carryforwards which existed as of December 31, 1997, totaled approximately $600,000.

         The Company's cash requirements, other than for normal operating expenses, will relate primarily to the development of new products and enhancement of existing products, financing anticipated growth, and the possible acquisition of products or technologies complementary to the Company's business. The Company believes that a combination of its net working capital, the borrowing capacity available under its credit facility, the cash proceeds received from the sale in April 1998 of the Highway Information Systems business group and the modification of the terms of the Series AAA Preferred Stock provides the liquidity and capital resources available to satisfy its currently anticipated cash requirements for 1998. In addition, the Company is reviewing various proposals which would provide additional capital resources to the Company.

Year 2000 Compliance

         The Company is reviewing its current computer applications with respect to the year 2000 issue. The Company believes that the costs associated with year 2000 compliance will not be material. The Company intends to implement a new accounting system which would be year 2000 compliant. In addition, the Company is currently unable to determine the effect of year 2000 compliance by its customers or suppliers.

Forward-Looking Statements

         The statements contained herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include expectations of trends to continue through the remainder of the current and the forthcoming fiscal year, including the development and introduction of new products. Forward-looking statements involve a number of risks and uncertainties. Among other factors that could cause actual results to differ materially are the following: business conditions and growth in the markets in which the Company participates and the general economy; competitive factors, such as the entry of new competitors into any of the markets in which the Company participates; price pressures and increased competition in those markets; inventory risks due to shifts in market demand and/or price erosion of purchased components; changes in product mix; that the Company's working capital and existing credit arrangement will be adequate to fund its operations; and the risk factors listed from time to time in the Company's SEC reports, including but not limited to the Company's reports on Form 10-QSB, 8-K, 10-KSB, Annual Reports to Shareholders, and reports or other documents filed pursuant to the Securities Act of 1933 or the Securities Exchange Act of 1934. All forward-looking statements included herein are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements due to the factors cited above. As a result of these factors, there can be no assurance the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which would materially and adversely affect the Company's business, financial condition and results of operations.




ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Financial Statements follow this page.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                             DIGITAL RECORDERS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                      Page
                                                                                                      ----

Independent Auditors' Report .................................................................         15

Consolidated Balance Sheets - December 31, 1997 and 1996 .....................................         16

Consolidated Statements of Operations - Years ended December 31, 1997, 1996 and 1995 .........         17

Consolidated Statements of Stockholders' Equity - Years ended December 31, 1997, 1996 and 1995         18

Consolidated Statements of Cash Flows - Years ended December 31, 1997, 1996 and 1995 .........      19-20

Notes to Consolidated Financial Statements ...................................................      21-32

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Digital Recorders, Inc.:

We have audited the accompanying consolidated balance sheets of Digital Recorders, Inc. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Recorders, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.







KPMG Peat Marwick LLP

Raleigh, North Carolina
March 20, 1998

                             DIGITAL RECORDERS, INC.

                           Consolidated Balance Sheets

                           December 31, 1997 and 1996

                                                                Assets                                1997               1996
                                                                                                 ------------        -----------
Current Assets:
      Cash and cash equivalents                                                                  $    472,285          1,328,944
      Investments                                                                                        --            1,606,422
      Trade accounts receivable, less allowance for doubtful accounts of $50,000 and zero           3,173,959          2,090,881
          at December 31, 1997 and 1996, respectively
      Other receivables                                                                                54,288            120,014
      Inventories                                                                                   3,723,446          1,889,906
      Prepaids and other current assets                                                                74,486             51,329
                                                                                                 ------------        -----------
                      Total current assets                                                          7,498,464          7,087,496

Property and equipment, less accumulated depreciation and amortization
      of $405,642 and $252,628 at December 31, 1997 and 1996, respectively                            528,033            458,011
Goodwill, less accumulated amortization of $393,154 and $239,628
      at December 31, 1997 and 1996, respectively                                                   1,515,281          1,668,807
Intangible assets, less accumulated amortization of $273,988 and $145,428
      at December 31, 1997 and 1996, respectively                                                     403,263            403,900
Other assets                                                                                            6,152              7,099
                                                                                                 ------------        -----------
                                                                                                 $  9,951,193          9,625,313
                                                                                                 ============        ===========

                                                 Liabilities and Stockholders' Equity
Current Liabilities:
      Short-term bank borrowings                                                                    1,893,540               --
      Accounts payable                                                                              1,112,285            830,883
      Accrued expenses                                                                                237,048            172,892
      Accrued commissions                                                                             261,165            199,485
      Accrued warranty reserve                                                                        146,892            161,971
      Deferred revenue                                                                                 80,585               --
      Dividends payable                                                                                39,825               --
                                                                                                 ------------        -----------
                      Total current liabilities                                                     3,771,340          1,365,231
                                                                                                 ------------        -----------


                      Total liabilities                                                             3,771,340          1,365,231
                                                                                                 ------------        -----------

Series AAA Redeemable, Convertible, Nonvoting Preferred Stock, $.10 par value,
      Liquidation Preference of $5,000 per share, 20,000 shares authorized;
      354 shares issued and outstanding at December 31, 1997 and 1996, respectively                 1,770,000          1,770,000

Stockholders' Equity:
      Common stock, $.10 par value, 10,000,000 shares authorized;
          2,674,075 shares issued and outstanding at December 31,
          1997 and 1996, respectively                                                                 267,407            267,407
      Additional paid-in capital                                                                   10,694,443         10,832,743
      Translation adjustment                                                                         (186,081)            (9,791)
      Accumulated deficit                                                                          (6,365,916)        (4,600,277)
                                                                                                 ------------        -----------
                      Total stockholders' equity                                                    4,409,853          6,490,082
                                                                                                 ------------        -----------
                                                                                                 $  9,951,193          9,625,313
                                                                                                 ============        ===========


See accompanying notes to consolidated financial statements.

                             DIGITAL RECORDERS, INC.

                      Consolidated Statements of Operations

                  Years ended December 31, 1997, 1996 and 1995


                                                                            1997             1996             1995
                                                                       ------------       ----------       ----------

Net sales                                                              $ 11,672,773        9,200,269        6,362,429
Cost of sales                                                             6,878,372        4,016,662        3,170,171
                                                                       ------------       ----------       ----------

       Gross profit                                                       4,794,401        5,183,607        3,192,258

Selling, general and administrative expenses                              5,388,923        4,014,466        2,865,626
Research and development expenses                                         1,157,997          643,223          379,870
                                                                       ------------       ----------       ----------

       Operating income (loss)                                           (1,752,519)         525,918          (53,238)

Other income (expense):
  Interest income                                                            58,485          130,083          306,671
  Interest expense                                                          (62,405)         (10,888)        (113,074)
  Other income, net                                                          (9,200)          14,272           14,544
                                                                       ------------       ----------       ----------
       Total other income (expense)                                         (13,120)         133,467          208,141

       Income (loss) before income taxes                                 (1,765,639)         659,385          154,903

Income tax expense                                                             --             20,000           10,000
                                                                       ------------       ----------       ----------

       Net income (loss)                                                 (1,765,639)         639,385          144,903

Preferred dividend requirements                                            (159,300)        (159,300)        (154,800)
                                                                       ------------       ----------       ----------

       Net income (loss) applicable to common stockholders             $ (1,924,939)         480,085           (9,897)
                                                                       ============       ==========       ==========

       Basic net income (loss) per common share                        $      (0.72)            0.18             0.00
                                                                       ============       ==========       ==========

       Diluted net income (loss) per common share                      $      (0.72)            0.18             0.00
                                                                       ============       ==========       ==========

Weighted average number of common shares outstanding
  for basic and diluted calculations                                      2,674,075        2,674,075        2,652,892
                                                                       ============       ==========       ==========



See accompanying notes to consolidated financial statements.

                             DIGITAL RECORDERS, INC.

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1997, 1996 and 1995


                                                 Number              Additional                                 Total
                                                of shares              paid-in      Translation  Accumulated stockholders'
                                                 issued   Par value    capital      adjustment    deficit      equity
                                                 ------   ---------    -------      ----------    -------      ------

Balance as of December 31, 1994                 2,561,043  $256,104   10,407,741        --     (5,070,465)   5,593,380

Issuance of common stock                           33,846     3,385      216,615        --           --        220,000
Additional public offering expenses                  --        --        (30,283)       --           --        (30,283)
Cash dividends declared and paid                     --        --           --          --       (105,300)    (105,300)
Dividends payable                                    --        --           --          --        (49,500)     (49,500)
Exercise of warrants                               79,186     7,918      238,670        --           --        246,588
Net income                                           --        --           --          --        144,903      144,903
                                                ---------  --------  -----------    --------   ----------   ----------
Balance as of December 31, 1995                 2,674,075   267,407   10,832,743        --     (5,080,362)   6,019,788

Cash dividends declared and paid                     --        --           --          --       (105,300)    (105,300)
Dividends payable                                    --        --           --          --        (54,000)     (54,000)
Net income                                           --        --           --          --        639,385      639,385
Translation adjustment                               --        --           --        (9,791)        --         (9,791)
                                                ---------  --------  -----------    --------   ----------   ----------
Balance as of December 31, 1996                 2,674,075   267,407   10,832,743      (9,791)  (4,600,277)   6,490,082

Cash dividends declared and paid                     --        --       (119,475)       --           --       (119,475)
Dividends payable                                    --        --        (39,825)       --           --        (39,825)
Issuance of stock warrants for services rendered     --        --         21,000        --           --         21,000
Net loss                                             --        --           --          --     (1,765,639)  (1,765,639)
Translation adjustment                               --        --           --      (176,290)        --       (176,290)
                                                ---------  --------  -----------    --------   ----------   ----------
Balance as of December 31, 1997                 2,674,075  $267,407   10,694,443    (186,081)  (6,365,916)   4,409,853
                                                =========  ========  ===========    ========   ==========   ==========


See accompanying notes to consolidated financial statements.

                             DIGITAL RECORDERS, INC.

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1997, 1996 and 1995

                                                                             1997             1996             1995
                                                                          -----------       ----------       ----------
Cash flows from operating activities:
      Net income (loss)                                                   $(1,765,639)         639,385          144,903
      Adjustments to reconcile net income (loss) to net cash
        provided (used) by operating activities:
            Depreciation and amortization of
            property and equipment                                            208,621          140,779           78,085
            Amortization of goodwill and intangible assets                    282,085          224,090          142,748
            Other non-cash expense related to issuance of
              stock warrants for services rendered                             21,000             --               --
            Loss on sale of property and equipment                               --               --              1,272
            Changes in operating assets and liabilities:
            Increase in trade accounts receivable                          (1,083,078)        (262,155)        (476,644)
            Decrease in other receivables                                      65,726           48,370           33,482
            Increase in inventories                                        (1,833,540)        (802,403)        (172,008)
            Decrease (increase) in prepaids and other current assets          (23,157)          26,822          (65,015)
            Increase in intangible assets                                    (127,922)        (234,191)         (57,400)
            Decrease (increase) in other assets                                   947             (198)            (800)
            Increase (decrease) in accounts payable                           281,402          486,148          (68,732)
            Increase in accrued expenses                                      110,757          190,264           35,953
            Increase (decrease) in other liabilities                           80,585             --            (17,406)
                                                                          -----------       ----------       ----------
              Net cash provided (used) by operating activities             (3,782,213)         456,911         (421,562)
                                                                          -----------       ----------       ----------

Cash flows from investing activities:
      Purchases of property and equipment                                    (278,643)        (277,147)        (236,975)
      Proceeds from sale of property and equipment                               --               --              1,200
      Purchases of short-term investments                                    (161,102)        (121,725)        (905,322)
      Sales and maturities of short-term investments                        1,767,524          628,333        2,275,000
      Payments for businesses acquired, net of cash received                     --            (34,560)      (1,171,000)
                                                                          -----------       ----------       ----------
               Net cash provided (used) by investing activities             1,327,779          194,901          (37,097)
                                                                          -----------       ----------       ----------

Cash flows from financing activities:
      Principal payments on long-term debt                                       --           (709,000)         (58,658)
      Principal payments on capital lease obligations                            --               --             (7,910)
      Proceeds from short-term bank borrowings                              8,004,540          520,000             --
      Principal payments on short-term bank borrowings                     (6,111,000)        (637,177)            --
      Proceeds from sale of property held for resale                             --            442,625             --
      Payment of additional public offering expenses                             --               --            (30,283)
      Payment of dividends on preferred stock                                (119,475)        (105,300)        (105,300)
      Proceeds from exercise of warrants - Series AAA                            --               --            179,116
      Proceeds from exercise of warrants - Series AA                             --               --             67,472
                                                                          -----------       ----------       ----------
                Net cash provided (used) by financing activities            1,774,065         (488,852)          44,437
                                                                          -----------       ----------       ----------

Effect of exchange rate changes                                              (176,290)          (9,791)            --
                                                                          -----------       ----------       ----------

                Net increase (decrease) in cash and cash equivalents         (856,659)         153,169         (414,222)

Cash and cash equivalents at beginning of year                              1,328,944        1,175,775        1,589,997
                                                                          -----------       ----------       ----------

Cash and cash equivalents at end of year                                  $   472,285        1,328,944        1,175,775
                                                                          ===========       ==========       ==========


Supplemental Disclosure of Cash Flow Information:
      Cash paid during the year for interest                              $    41,772           10,888          113,074
                                                                          ===========       ==========       ==========
      Cash paid during the year for income taxes                          $    65,800           15,000             --
                                                                          ===========       ==========       ==========


See accompanying notes to consolidated financial statements.

                             DIGITAL RECORDERS, INC.

                  Years ended December 31, 1997, 1996 and 1995



Supplemental disclosures of noncash investing and financing activities:


During 1997, 1996 and 1995, the Company declared dividends on Series AAA Preferred Stock in the amount of $159,300, $159,300, and $154,800 respectively. During 1997, the Company paid $119,475 in cash dividends relating to dividends declared. As of December 31, 1997, $39,825 of the remaining dividends declared were unpaid. During 1996 and 1995, the Company paid $105,300 in cash dividends relating to the 1996 and 1995 dividends declared.

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

During 1994, the Company issued 80 shares of Series AAA Preferred Stock and an unissued subscription of 40 shares of Series AAA Preferred Stock in exchange for resort property with an estimated fair market value of $550,000. During 1995, the 40 shares of subscribed Series AAA Preferred Stock were issued. On December 20, 1996, the Company closed on the sale of the resort property. The Company received net proceeds of $467,625 of which $25,000 was outstanding at December 31, 1996. Because the property was sold for less than $600,000, all dividends declared and payable to this shareholder who received Series AAA Preferred Stock in exchange for the resort property were forfeited back to the Company until the difference between the net sales price and $600,000 was reduced to zero. At December 31, 1996, $108,900 in Series AAA Preferred Stock dividends were forfeited back to the Company, and a receivable was established for $23,475 for the remaining difference between the net sales price, the forfeited dividends, and $600,000. Additional declared dividends totaling $23,475 were forfeited back to the Company in 1997 as payment for this receivable.

                             DIGITAL RECORDERS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1996 and 1995


(1) Organization and Summary of Significant Accounting Policies

   (a)   Organization

   Digital Recorders, Inc. (the "Company") designs, manufactures or contracts for the manufacture of, and sells products to the mass transit market, the travelers information station/highway advisory radio market and the law enforcement market. Customers include municipalities, regional transportation districts, federal, state and local departments of transportation, turnpikes, bus manufacturers, and law enforcement agencies or organizations.

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

   (d)   Investments

   The Company's investments consist primarily of U.S. Treasury obligations which the Company has classified as available-for-sale securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". These securities are carried at fair value based on quoted market prices at December 31, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At December 31, 1996, there were immaterial unrealized gains and losses on the Company's investments.

   (e)   Trade Accounts Receivable

   The Company establishes an allowance for doubtful accounts equal to the estimated collection losses to be incurred. The estimated losses are based on actual collection experience and management's opinion of the current status of existing receivables.

   (f)   Inventories

   Inventories, consisting principally of component parts and finished goods, are stated at the lower of cost or market, with cost determined by the first-in, first-out method.

    (g)  Property and Equipment

   Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets (which range from three to ten years).

                             DIGITAL RECORDERS, INC.

1) Organization and Summary of Significant Accounting Policies, Continued

   (h)   Goodwill

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

   (i)   Intangible Assets

   Intangible assets consist of certain deferred costs recorded as part of the acquisitions of Transit-Media and Digital Audio, tooling and related costs, and costs incurred to apply for and obtain patents on internally developed technology. Intangible assets are amortized using a straight-line method over 3-17 years. The Company periodically evaluates the recoverability of its intangible assets. If facts and circumstances suggest that the intangible assets will not be recoverable, as determined, based on the undiscounted cash flows of the entity acquired and the patented products over the remaining amortization period, the Company's carrying value of the intangible assets will be reduced by the estimated shortfalls of cash flows.

   (j)   Revenue Recognition

   The Company typically recognizes revenue upon shipment of products to customers. On certain longer-term contracts, the Company recognizes revenue on a percentage of completion basis.

   (k)   Research and Development Costs

   Research and development costs are charged to operations as incurred.

   (l)   Per Share Amounts

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), which establishes new standards for computing and presenting basic and diluted earnings per share. As required by SFAS No. 128, the Company adopted the provisions of the new standard with retroactive effect beginning in 1997. Accordingly, all net income (loss) per common share amounts for all prior periods have been restated to comply with SFAS No. 128.

   The basic net income (loss) per common share has been computed based upon the weighted average of shares of common stock outstanding. Diluted net income
   (loss) per common share has been computed based upon the weighted average of shares of common stock outstanding and shares that would have been outstanding assuming the issuance of common stock for all dilutive potential common stock outstanding. The Company's outstanding stock options and warrants represent the only dilutive potential common stock outstanding. The amounts of income (loss) used in the calculations of diluted and basic income
   (loss) per common share were the same for all the years presented. Diluted net income (loss) per common share is equal to the basic net income (loss) per common share for the years ended December 31, 1997, 1996, and 1995, as common equivalent shares from stock options and stock warrants would have an antidilutive effect.

                             DIGITAL RECORDERS, INC.

1) Organization and Summary of Significant Accounting Policies, Continued

   (m)   Use of Estimates in Preparation of Financial Statements

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

   (n)   Stock-Based Compensation

   Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board No. 25, "Accounting for Stock Issued To Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

   (o)   Translation of Foreign Currency

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

   (p)   Certain Reclassifications

   Certain reclassifications have been made to the 1995 and 1996 financial statement balances to conform to the 1997 financial statement classifications.

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

                             DIGITAL RECORDERS, INC.

(2) Acquisitions, Continued

   The following unaudited pro forma results of operations assume the transaction described above occurred as of January 1, 1995 after giving effect to certain adjustments, including the amortization of the excess cost over the fair value of the net assets acquired.

                                                                    Twelve Months Ended
                                                            December 31, 1996   December 31, 1995
                                                            -----------------   -----------------
      Net sales                                                 $9,200,269          6,362,429
      Net income                                                $  566,575              2,976
      Basic and diluted net income (loss) per common share      $     0.15              (0.06)

   The pro forma information given above does not purport to be indicative of the results that actually would have been obtained if the operations were combined during the years presented and is not intended to be a projection of future results or trends.

   (b)   Acquisition of Digital Audio Corporation

   On February 28, 1995, the Company purchased certain assets of Digital Audio in a transaction accounted for using the purchase method of accounting and, accordingly, the assets of the acquired entity were recorded at their estimated fair market value at the date of acquisition. Digital Audio designs, manufactures and markets digital signal processing equipment to commercial and governmental organizations. The purchase price was $2,100,000 with an earnout payment to be made over two years if certain performance criteria were met. The Company did not make any earn-out payments pursuant to this agreement. The Company paid $1,171,000 at closing, recorded an unsecured note payable to the seller of $709,000 and issued 33,846 shares of the Company's Common Stock (valued at $220,000) to the seller in exchange for inventory (valued at $100,000), fixed assets (valued at $10,000) and goodwill and intangible assets (valued at $1,990,000). The Company's 1995 results of operations include the operations of Digital Audio from March 1, 1995 through December 31, 1995.

   The following unaudited pro forma results of operations assume the transaction described above occurred as of January 1, 1995 after giving effect to certain adjustments, including the amortization of the excess cost over the fair value of the net assets acquired.

                                                           Twelve months ended
                                                            December 31, 1995
                                                            -----------------
      Net sales                                                 $6,636,749
      Net income                                                $  228,662
      Basic and diluted net income per common share             $     0.09

   The pro forma information given above does not purport to be indicative of the results that actually would have been obtained if the operations were combined during the year presented and is not intended to be a projection of future results or trends.

                             DIGITAL RECORDERS, INC.

(3) Property and Equipment

   Property and equipment consists of the following:

                                                                   December 31,
                                                             ------------------------
                                                               1997            1996
                                                             --------         -------
      Leasehold improvements                                 $131,966         131,966
      Automobiles                                              24,304          24,304
      Computer equipment                                      389,704         318,525
      Test equipment                                          122,456         109,913
      Furniture and fixtures                                  265,245         125,931
                                                             --------         -------
                                                              932,675         710,639
      Less accumulated depreciation and amortization          405,642         252,628
                                                             --------         -------
                                                             $528,033         458,011
                                                             ========         =======

(4) Property Held for Resale

   During 1994, the Company issued 80 shares of Series AAA Preferred Stock and a subscription for 40 shares of Series AAA Preferred Stock in exchange for resort property, which the Company listed for sale. During 1995, the 40 shares of subscribed Series AAA Preferred Stock were issued. The fair market value of the property was estimated at $550,000 and, therefore, both the property and equity exchanged were recorded at $550,000. On December 20, 1996, the Company closed on the sale of the resort property. The Company received net proceeds of $467,625 of which $25,000 was outstanding at December 31, 1996. Based on the original agreement, since the property sold for less than the initial $600,000 stock valuation, all dividends declared and payable to this shareholder were forfeited back to the Company until the difference between the net sales price and $600,000 was reduced to zero. At December 31, 1996, $108,900 in Series AAA Preferred Stock dividends were forfeited back to the Company, and a receivable was established for $23,475 for the remaining difference between the net sales price, the forfeited dividends, and $600,000. Additional declared dividends totaling $23,475 were forfeited back to the Company in 1997 as payment for this receivable.

(5) Leases

   The Company leases its premises under various operating leases which expire at various times through 2002. Rent expense under these operating leases was $195,272, $162,736 and $84,869 for the years ended December 31, 1997, 1996 and 1995, respectively.

   At December 31, 1997, future minimum lease payments under the noncancellable operating leases are as follows:


      Year ending December 31,
         1998                                                    $   176,988
         1999                                                        175,820
         2000                                                        154,426
         2001                                                        132,447
         2002                                                        108,794
                                                                 -----------
         Total minimum lease payments                            $   747,475
                                                                 ===========

                             DIGITAL RECORDERS, INC.

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

   On July 24, 1997, the Company's $2,000,000 unsecured credit facility from a financial institution expired and was replaced by a $2,500,000 secured line of credit facility and a $1,000,000 secured letter of credit facility from the same financial institution. The new credit facility provides for short-term borrowings and import letters of credit, is subject to certain loan covenants, is secured by substantially all of the Company's accounts receivable, inventory and equipment, and bears interest, payable quarterly, at the 90 day LIBOR base rate plus 2.3% to 3.3% dependent upon the Company's rolling four quarter earnings before interest, taxes, depreciation and amortization. At December 31, 1997, the borrowings under this agreement totaled $1,893,540. In addition, at December 31, 1997, the Company had $127,427 committed under two import letters of credit for inventory purchases from an overseas supplier. This secured facility requires the Company to meet certain financial and other covenants. At December 31, 1997, the Company was in compliance with all of the covenants not expressly waived by this lender.

   At December 31, 1995, the Company had $709,000 outstanding under an unsecured 6% note incurred in the Digital Audio acquisition. The note was paid in January 1996.

(7) Preferred Stock

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

   Series AAA Preferred shares are cumulative, nonvoting, fully participating, convertible and redeemable at the Company's discretion with the redemption price equal to the liquidation preference. The liquidation preference equals $5,000 per share, plus all accrued and unpaid dividends. Dividends accrue at a quarterly rate of $112.50 per share. Each Preferred share may be converted into 500 shares of Common Stock. The Company, at its option, may redeem these shares at any time but no later than the fifth anniversary of the date of issuance of these shares. These fifth anniversary dates range from December 1998 through June 1999.

(8) Common Stock Warrants

   Each warrant granted in connection with the public offering allows the holder to purchase one share of Common Stock at a price of $7.50 per share. These warrants were to initially expire in November 1997 but were extended until August 1998. No other terms of these warrants were changed. At December 31, 1997 and 1996, 1,265,000 warrants were outstanding, and no warrants had been exercised.

   During 1997, 75,000 warrants were granted which allow the holder to purchase one share of Common Stock for each warrant granted. 37,500 of these warrants are to purchase Common Stock at a price of $3.00 per share, 18,750 are to purchase Common Stock at a price of $5.00 per share and the remaining 18,750 are to purchase Common Stock at a price of $7.50 per share. At December 31, 1997, 50% of each group of these warrants had vested and all 75,000 of these warrants were outstanding. These warrants expire in June 2002.

                             DIGITAL RECORDERS, INC.

(8) Common Stock Warrants, Continued

   During 1996, 30,000 warrants were granted which allow the holder to purchase one share of Common Stock for each warrant granted. Exercise of these warrants into common shares is contingent upon the market price of the Company's common shares exceeding prices ranging from $6.50 to $14.00 per share for ninety consecutive calendar days prior to the exercise date. At December 31, 1997, all 30,000 of these warrants were outstanding. These warrants expire in April 2006.

   Each warrant granted in connection with the Series AAA Preferred Stock allows the holder to buy, based on the number of Series AAA Preferred Stock shares purchased, up to 23,160 shares of Common Stock at a price of $2.95 per share which price increases annually to a maximum of $11.79 per share. These warrants expire in December 1998. At December 31, 1997 and 1996, there were warrants outstanding to purchase 408 shares of Common Stock. During 1995, warrants were exercised to purchase 60,851 shares of Common Stock at $2.95 per share.

(9) Common Stock Options

   (a)   Incentive Stock Option Plan
         ---------------------------

   The Company has an incentive stock option plan for employees whereby options to purchase Common Stock are granted at no less than the stock's estimated fair market value at the date of the grant and may be exercised during specified future periods.

   The following is a summary of incentive stock option transactions:

                                                                 Exercise Price
                                                    Shares         per share
                                                    ------         ---------

         Balance at December 31, 1995               196,507       $3.20 - 7.00
           Granted                                   69,800        3.75 - 7.25
           Canceled                                 (47,750)       3.20 - 7.00
                                                    -------
         Balance at December 31, 1996               218,557        3.20 - 7.25
           Granted                                   84,300        2.19 - 4.08
           Canceled                                  (6,600)       4.50 - 6.75
                                                    -------
         Balance at December 31, 1997               296,257       $2.19 - 7.25
                                                    =======


   (b)   Non-Qualified Stock Options
         ---------------------------

   The Company has issued options to purchase Common Stock to certain key executives and non-employee members of the Board of Directors or committees of the Board of Directors which are exercisable at times and in increments as specified by the individual agreements.

   The following is a summary of nonqualified stock options:

                                                                 Exercise Price
                                                   Shares           per share
                                                   ------           ---------

         Balance at December 31, 1995               30,041        $3.20 - 5.16
           Canceled                                 (2,339)        4.50 - 5.00
                                                   -------
         Balance at December 31, 1996               27,702         3.20 - 5.16
           Granted                                  13,000                2.38
           Canceled                                    ---              ---
                                                   -------
         Balance at December 31, 1997               40,702        $2.38 - 5.16
                                                   =======

                             DIGITAL RECORDERS, INC.

(9) Common Stock Options, Continued

   (c)   Stock-Based Compensation
         ------------------------

   As described in Note 1, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and, accordingly, no compensation cost has been recognized for stock options issued under the Company's stock option plans or stock warrant grants other than $21,000 of expense recorded in 1997 pursuant to the stock warrant grant to a non-employee as more fully described in Footnote (8). Had compensation cost for the Company's stock option plans and stock warrant grants been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's pro forma net income (loss) applicable to common stockholders and net income (loss) per common and common equivalent share would have been as follows:

                                                             1997             1996
                                                             ----             ----
           Net income (loss) applicable to
                common stockholders                        $ (1,924,939)      480,085
           Pro forma net income (loss) applicable
                to common stockholders                     $ (2,067,984)      319,870

           Basic and diluted net income (loss)
                per common share                           $      (0.72)         0.18
           Pro forma basic and diluted net income (loss)
                per common share                           $      (0.77)         0.12

   In the pro forma calculations shown above, the Company used the Black-Scholes option pricing model to calculate the fair value of the stock options and stock warrants granted during 1997 and 1996. Significant assumptions used by the Company for these pro forma calculations are as follows:

                                                    1997                1996
                                                    ----                ----
           Risk-free interest rate                  6.50%               6.75%
           Expected life                          7 years             7 years
           Expected volatility                     50.52%              21.82%
           Expected dividends                        None                None

(10) Income Taxes

   (a) The components of income tax expense for the years ended December 31, 1997, 1996 and 1995 consisted of the following:

                                   1997         1996        1995
                                 --------      ------      ------
         Current expense:
         Federal                 $   --        20,000      10,000
         State                       --          --          --
                                 --------      ------      ------
                                     --        20,000      10,000
         Deferred expense:
         Federal                     --          --          --
         State                       --          --          --
                                 --------      ------      ------
         Income tax expense      $   --        20,000      10,000
                                 ========      ======      ======

                             DIGITAL RECORDERS, INC.

(10) Income Taxes, Continued

   (b) The components of the net deferred tax assets as of December 31, 1997 and 1996 are as follows:

                                                                   1997              1996
                                                                   ----              ----
           Deferred tax assets:
                Net operating loss carryforwards               $ 1,006,276          978,104
                Tax credits                                        120,185          109,898
                Warranty reserve                                    57,456           63,355
                Inventory reserve                                   88,009           82,142
                Inventory capitalization                            30,544           28,241
                Accrued bonuses                                     23,712           24,922
                Depreciation and amortization                       53,759           29,248
                Organization and start-up costs                    171,774           72,563
                Other accruals and reserves                         50,087           18,207
                                                               -----------       ----------
                    Total gross deferred tax assets              1,601,802        1,406,680
                Less valuation allowance                        (1,601,802)      (1,406,680)
                                                               -----------       ----------

                    Net deferred tax assets                    $         -                -
                                                               ===========       ==========


         The Company has determined that the need for a valuation allowance arises due to the Company's history of operating losses.

   (c) The reasons for the difference between actual income tax expense for the years ended December 31, 1997, 1996 and 1995 and the amount computed by applying the statutory federal income tax rate to earnings before income taxes are as follows:

                                                                           1997
                                                               ---------------------------
                                                                                    % of
                                                                                   Pretax
                                                                 Amount           Earnings
                                                                 ------           --------

         Income tax benefit at statutory rate                   $(600,317)          (34.0%)
         Foreign subsidiary losses                                387,408            21.9%
         Change in the beginning-of-year balance of the           195,122            11.1%
           valuation allowance for deferred tax assets
           allocated to the provision for income taxes
         Other                                                     17,787             1.0%
                                                                ---------            ----
         Income tax expense                                     $    --               --
                                                                =========            ====

                             DIGITAL RECORDERS, INC.

(10) Income Taxes, Continued

                                                                            1996
                                                               ----------------------------
                                                                                     % of
                                                                                    Pretax
                                                                  Amount           Earnings
                                                                  ------           --------

         Income tax expense at statutory rate                   $ 224,191            34.0%
         Foreign subsidiary losses                                132,227            20.1%
         Change in the beginning-of-year balance of the
           valuation allowance for deferred tax assets
           allocated to the provision for income taxes           (337,221)          (51.1%)
         Other                                                        803             0.0%
                                                                ---------            ----
         Income tax expense                                     $  20,000             3.0%
                                                                =========            ====

                                                                            1995
                                                               ----------------------------
                                                                                     % of
                                                                                    Pretax
                                                                  Amount           Earnings
                                                                  ------           --------

         Income tax expense at statutory rate                   $  52,667            34.0%
         State income taxes, net of federal income tax
           benefit                                                  9,350             6.0%
         Research and experimentation tax credits                 (62,228)          (40.2%)
         Change in the beginning-of-year balance of the
           valuation allowance for deferred tax assets
           allocated to the provision for income taxes             (2,472)           (1.5%)
         Other                                                     12,683             8.2%
                                                                ---------            ----
         Income tax expense                                     $  10,000             6.5%
                                                                =========            ====

    (d) At December 31, 1997, the Company has net operating loss carryforwards for federal income tax purposes of $2,845,535 which are available to offset future federal taxable income, if any, through 2012. In addition, one of the Company's subsidiaries has net economic loss carryforwards for state income tax purposes of $758,446 which are available to offset future state taxable income, if any, through 2002.

         The Tax Reform Act of 1986 contains provisions which limit the ability to utilize net operating loss carryforwards in the case of certain events including significant changes in ownership interests. If the Company's net operating loss carryforwards are limited, and the Company has taxable income which exceeds the permissible yearly net operating loss, the Company would incur a federal income tax liability even though net operating losses would be available in future years.

         The Company has research and development tax credits for federal income tax purposes of $120,815 at December 31, 1997 which expire in various years through 2012.

(11) Foreign Operations

   Transit-Media, headquartered in Germany, assembles and markets propriety on-board, electronic destination signs for mass-transit systems in Europe and the Far East. Summarized financial information for the Company's domestic and foreign operations for the year ended December 31, 1997 is as follows:

                                       Domestic        Foreign     Consolidated
                                       --------        -------     ------------

         Net sales                  $  9,848,164      1,824,609     11,672,773
         Operating losses               (934,014)      (818,505)    (1,752,519)
         Identifiable assets           7,150,669      2,800,524      9,951,193

   The operating losses shown above do not reflect the allocation of any domestic corporate overhead costs to the foreign subsidiary. In addition, foreign sales did not represent 10% of consolidated sales in 1996.


(12) Major Customers

   The Company typically generates a significant portion of its revenues from a relatively few key customers, the identity of which may vary from year to year. During 1997, no particular customer accounted for more than 10% of total Company revenues. Combined revenues from three major customers accounted for approximately 34% and 35% of net sales during 1996 and 1995, respectively.

                             DIGITAL RECORDERS, INC.

(13) Related Party Transactions

   Effective March 1996, the Company entered into various marketing, distribution, licensing and management agreements with an affiliate of a director of the Company. The Company paid fees and commissions earned under these various agreements totaling $233,660 and $173,880 during 1997 and 1996, respectively.

   The Company has retained a director of the Company to perform certain business consulting services for the Company. The Company paid fees under this agreement totaling $83,860, $67,000 and $55,000 during 1997, 1996 and 1995, respectively.

   Effective March 1995, the Company entered into a lease agreement for an office building with a stockholder. The Company paid $43,369, $20,800 and $17,333 in rental fees during 1997, 1996 and 1995 to this stockholder.

   Effective July 1995, the Company modified an existing agreement with an affiliate of a director and shareholder to provider acquisition consulting services. The Company paid fees under this agreement totaling $36,000, $33,250, and $23,750 during 1997, 1996, and 1995, respectively.

   Effective February 1993, the Company engaged an affiliate of a director of the Company as an independent sales representative in marketing the Company's products. Pursuant to such agreement, as amended effective May 15, 1994, the sales representative received a monthly draw of $3,000 against commissions and reimbursement of certain business expenses. No commissions were paid under this agreement in 1997. The Company paid fees under this agreement totaling $26,179 and $17,521 during 1996 and 1995, respectively.


(14) Subsequent Events (Unaudited)

   In January 1998, the Company's Board of Directors declared a dividend on Series AAA Preferred Stock for shareholders of record as of December 31, 1997. The dividends totaled $39,825.

   On February 26, 1998 the Company renewed its $2,500,000 secured line of credit facility and $1,000,000 secured letter of credit facility through February of 1999 with the same financial institution. This revised facility provides for short-term borrowings and import letters of credit, is subject to certain loan covenants, is secured by substantially all of the Company's accounts receivable, inventory and equipment, and bears interest, payable monthly, at the 90 day LIBOR base rate plus 4.0%.

   On April 6, 1998 the holders of the Series AAA Preferred Stock approved an amendment to the Company's Articles of Incorporation to (i) extend the mandatory redemption date of the Series AAA Preferred stock (the "Preferred Shares") to December 31, 2003, (ii) permit the earlier redemption of the Preferred Shares at the Company's option at any time upon 30 days' written notice, (iii) increase the amount of the quarterly dividend payable with respect to each Preferred Share from $112.50 to $125.00, and (iv) increase the number of shares of Common Stock of the Company issuable upon conversion of each Preferred Share from 500 shares of Common Stock to 625 shares of Common Stock. Such amendment will be presented to a vote of the holders of Common Stock in the Company's fiscal 1997 Proxy Statement and, if approved by a majority of the holders of Common Stock, will be adopted by the Company.

   On April 14, 1998 the Company sold its Highway Information Systems business group for $2,800,000 in cash plus other consideration of approximately $200,000. The Company realized a gain on disposal, before applicable income taxes, of approximately $1,500,000. The income tax expense on this transaction, which the Company will offset with the tax loss carryforwards which existed as of December 31, 1997, totaled approximately $600,000.

                             DIGITAL RECORDERS, INC.

(15) Quarterly Information (Unaudited)


                                                                         1997
                                       -----------------------------------------------------------------------
   Three months ended                    3/31/97             6/30/97              9/30/97            12/31/97
                                       -----------          ----------          ----------          ----------

   Net sales                           $ 2,398,210           2,905,773           3,942,788           2,426,002
   Gross profit                          1,222,389           1,377,547           1,642,897             551,568
   Net loss                               (147,509)           (188,731)           (137,462)         (1,291,937)
   Net loss applicable to
       common stockholders                (187,334)           (228,556)           (177,287)         (1,331,762)
   Basic and diluted net loss per
       common share                    $     (0.07)              (0.09)              (0.07)              (0.50)



                                                                        1996
                                         ------------------------------------------------------------------
   Three months ended                      3/31/96            6/30/96          9/30/96            12/31/96
                                         -----------        ----------        ----------         ----------

   Net sales                           $1,750,568         2,173,448         3,062,101         2,214,152
   Gross profit                           986,781         1,140,763         1,631,075         1,424,988
   Net income                             187,862            97,846           306,221            47,456
   Net income applicable to
       common stockholders                148,037            58,021           266,396             7,631
   Basic and diluted net income per
       common share                    $     0.06              0.02              0.10              0.00


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


                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated herein by this reference:

Exhibit No.                Document
-----------                --------

+++        2.1    Stock Acquisition Agreement, dated March 20, 1996, between the Company and Transit-Media GmbH.

+++        2.2    Notary Public Closing Document, dated April 30, 1996,
                  between the Company and Transit-Media GmbH.

*          3.1.1  Articles of Incorporation of the Company as filed on
                  March 2, 1983 with the Secretary of State of the State of North Carolina.

*          3.1.2  Articles of Amendment to Articles of Incorporation of
                  the Company as filed on September 13, 1983 with the Secretary of State of the State of North Carolina.

*          3.1.3  Articles of Amendment to Articles of Incorporation of
                  the Company as filed on June 26, 1986 with the Secretary of State of the State of North Carolina.

*          3.1.4  Articles of Amendment to Articles of Incorporation of
                  the Company as filed on November 19, 1986 with the Secretary of State of the State of North Carolina.

Exhibit No.                Document
-----------                --------

*          3.1.5  Articles of Amendment to Articles of Incorporation of
                  the Company as filed on March 3, 1988 with the Secretary of State of the State of North Carolina.

*          3.1.6  Amended and Restated Articles of Incorporation of the
                  Company as filed on December 28, 1990 with the Secretary of State of the State of North Carolina.

*          3.1.7  Articles of Amendment to Articles of Incorporation of
                  the Company as filed on January 14, 1993, with the Secretary of State of the State of North Carolina.

*          3.1.8  Articles of Amendment to Articles of Incorporation of
                  the Company as filed on February 4, 1993 with the Secretary of State of the State of North Carolina.

*          3.1.9  Articles of Amendment to Articles of Incorporation of
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

*          3.2.1  Form of Amended and Restated By-Laws of the Company.

*          4.1    Form of specimen certificate for Common Stock of the
                  Company.

*          4.2    Form of specimen certificate for Warrants of the Company.

*          4.3    Form of Underwriter's Warrants to be issued by the Company to the Underwriter.

*          4.4    Warrant Agreement between the Company and Continental
                  Stock Transfer & Trust Company.

*         10.1.1  Form of Employment Agreement, by and between J.
                  Phillips L. Johnston and the Company.

*         10.1.3  Employment Agreement, dated June 26, 1986, by and
                  between Virgil D. Duncan and the Company.

*         10.2    Incentive Stock Option Plan, adopted April 27, 1993,
                  authorizing 200,000 shares of Common Stock for issuance pursuant to the Plan.

*         10.4    Form of 12.5% Subordinated Debentures, issued in the
                  aggregate principal amount of $250,050.

*         10.5    Promissory Note, dated January 1, 1993, payable to John
                  M. Reeves in the principal amount of $85,843.

*         10.6    Exclusive Marketing and Sales Agreement, dated February
                  1, 1992, by and between the Company and Federal Signal
                  Corporation.

*         10.7    International Master Distributor Agreement, dated June
                  22, 1994, by and between First Exim Financial Limited and the
                  Company.

*         10.8    Form of domestic Sales Representative Agreement.

*         10.9    Office Lease Agreement, dated September 20, 1989, by and
                  between Research Triangle Industrial Park West Associates
                  Joint Venture and the Company.

**        10.9.1  Commercial Lease Agreement, dated February 28, 1995, by and between James E. Paul, Jr. and the Company.

Exhibit No.                Document
-----------                --------

++        10.9.2  Sublease, dated April 24, 1996, by and between Family
                  Health International and the Company.

++++      10.9.3  Commercial Lease Agreement, dated April 24, 1997, by and between Realmark Property Investors Ltd. Partnership V and the Company.

*         10.10   Technology Purchase and Consulting Agreement, dated July
                  17, 1987, as amended on July 10, 1990, by and between the Company and Intermark Corp.

*         10.11   Representation Agreement, dated February 8, 1993 as
                  amended May 12, 1994, by and between Business Development
                  Associates, Inc. and the Company.

*         10.12   Highway Advisory Radio System Agreement, dated February
                  25, 1994, by and between the Company and the New Jersey
                  Turnpike Authority.

*         10.13   Memorandum concerning consulting services, dated as of
                  January 10, 1992, as amended on April 28, 1993, by and between the Company and Curtis L. Kring.

*         10.14   Purchase Order, dated September 9, 1993, by and between
                  the Company and Harris Corporation.

*         10.15   Purchase Order, dated September 9, 1994, by and between
                  New Flyer Industries, Ltd. and the Company.

*         10.16   Purchase Order, dated September 15, 1994, by and between
                  Gillig Corporation and the Company.

*         10.17   Agreement for Transfer of Hawaii condominium, dated July
                  1, 1994, by and between William H. Wilson and Linda E. Wilson, on the one hand, and the Company, on the other.

*         10.18   Apartment Deed, filed August 2, 1994, from William H.
                  Wilson and Linda E. Wilson to the Company.

*         10.19   Appraisal Report, dated as of May 10, 1994, from Island
                  Appraisals to the Company.

+         10.20   Asset Purchase and Sale Agreement, dated February 28,
                  1995, by and between Digital Audio Corporation and the Company.

++        10.21   Note, Commitment Letter, and Continuing Letter of Credit
                  Agreement, dated May 24, 1996, by and between Wachovia Bank of
                  North Carolina, N.A. and the Company.

++++      10.21.1 Note, Commitment Letter and General Security
                  Agreement, dated July 24, 1997, by and between Wachovia Bank of North Carolina N.A. and the Company.

***       10.22   Services Agreement, dated April 19, 1996, by and between
                  the Company and Robinson Turney International, Inc.

***       10.22.1 Amendment to April 19, 1996 Services Agreement, dated
                  July 29, 1996, by and between the Company and Robinson Turney International, Inc.

***       10.23   Exclusive Distribution and Sublicense Agreement, dated
                  June 1, 1996, by and between Robinson Turney International,
                  Inc. and TwinVision Corp. of North America, Inc.

***       10.23.1 Amendment and Supplement to June 1, 1996 Exclusive
                  Distribution and Sublicense Agreement, also dated June 1, 1996, by and between Robinson Turney International, Inc. and TwinVision Corp. of North America, Inc.

***       10.23.2 Amendment to June 1, 1996 Exclusive Distribution and
                  Sublicense Agreement, dated July 29, 1996, by and between TwinVision Corp. of North America, Inc. and Robinson Turney International, Inc.

Exhibit No.                Document
-----------                --------

***       10.24   Management Services Agreement, dated as of April 19,
                  1996, by and between the Company, Transit-Media GmbH and Robinson Turney International, Inc.

***       10.24.1 Amendment to April 19, 1996 Management Services
                  Agreement, also dated April 19, 1996, by and between the Company, Transit-Media GmbH and Robinson Turney International, Inc.

++++      10.24.2 Amendment to April 19, 1996 Management Services
                  Agreement dated May 15, 1997 by and between the Company and Robinson Turney International, Inc.

++++      10.24.3 Amendment to April 19, 1996 Management Services
                  Agreement and to April 19, 1996 Services Agreement dated June 30, 1997 by and between the Company, Transit-Media GmbH, TwinVision Corp. of North America, Inc. and Robinson Turney International, Inc.

***       10.25   Exclusive International Marketing Agreement, dated as of
                  April 19, 1996, by and between the Company, TwinVision Corp.
                  of North America, Inc. and Robinson Turney International, Inc.

***       10.26   Common Stock Warrant Agreement by and between Robinson
                  Turney International, Inc. and the Company.

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

***      Incorporated by reference from the Company's Form 10-KSB dated March
         31, 1997.

+ Incorporated by reference from the Company's current Report on Form 8-K dated on or about March 15, 1995.

++ Incorporated by reference from the Company's third quarter Form 10-QSB dated August 14, 1996.

+++      Incorporated by reference from the Company's Form 8-K dated May 15,
         1996.

++++ Incorporated by reference from the Company's second quarter Form 10-QSB dated August 14, 1997.

------------------

         (b)  Reports on Form 8-K

              None

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DIGITAL RECORDERS, INC.


Date: April 20, 1998                  By: /s/ J. PHILLIPS L. JOHNSTON
                                          -------------------------------
                                          J. Phillips L. Johnston,
                                          Chairman of the Board

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                     Title                        Date
            ---------                     -----                        ----

  /s/ J. PHILLIPS L. JOHNSTON   Chairman of the Board and         April 20, 1998
------------------------------  Chief Executive Officer
      J. Phillips L. Johnston   (Principal Executive Officer)


  /s/ JONATHAN E. KENNEDY       Chief Financial Officer and       April 20, 1998
------------------------------  Secretary (Principal Financial
      Jonathan E. Kennedy       and Accounting Officer)


/s/ JOHN H HIGGINS, SR.         Director                          April 20, 1998
------------------------------
      John H. Higgins, Sr


  /s/ C. JAMES MEESE, JR.       Director                          April 20, 1998
------------------------------
      C. James Meese, Jr.


/s/ JOHN K. PIROTTE             Director                          April 20, 1998
------------------------------
       John K. Pirotte

  /s/ JOHN M. REEVES, II        Director                          April 20, 1998
------------------------------
      John M. Reeves, II


  /s/ JULIANN TENNEY            Director                          April 20, 1998
------------------------------
      Juliann Tenney


/s/ JOHN W. THOMAS, JR.         Director                          April 20, 1998
------------------------------
      John W. Thomas, Jr.


/s/ DAVID L. TURNEY             Director                          April 20, 1998
------------------------------
      David L. Turney