Form 10KSB/A
period 1997-12-31
DIGITAL RECORDERS INC
filed 1998-04-30
CIK 853695

                                  FORM 10-KSB\A

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

                         Commission file number: 1-13408

                             DIGITAL RECORDERS, INC.
                 (Name of small business issuer in its charter)

              NORTH CAROLINA                                  56-1362926
      (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                      Identification No.)

        2300 ENGLERT DRIVE, SUITE B
          DURHAM, NORTH CAROLINA                                 27713
 (Address of principal executive offices)                     (Zip Code)

                    Issuer's telephone number: (919) 361-2155

      Securities registered pursuant to Section 12(b) of the Exchange Act:

      Title of each class              Name of each exchange on which registered
      -------------------              -----------------------------------------
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

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

The issuer's revenues for its most recent fiscal year were $11,672,773.

As of February 28, 1998, 2,674,075 shares of the issuer's Common Stock were outstanding. The aggregate market value of the 2,309,145 shares of Common Stock held by non-affiliates was $3,463,718 as of February 28, 1998. The market value of the shares was calculated based on the closing bid price of such shares on The Nasdaq SmallCap Market on such date.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      NONE

Transitional Small Business Disclosure Format:  Yes [ ]     No  [X]

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name                            Position
----                            --------

David L. Turney..............  Chairman of the Board and Chief Executive Officer
J. Phillips L. Johnston......  President and Special Programs Administrator
John D. Higgins, Sr..........  Director
C. James Meese, Jr...........  Director
John K. Pirotte..............  Director
John M. Reeves, II...........  Director
Juliann Tenney...............  Director
John W. Thomas, Jr...........  Director
Michael A. Connor, Jr........  Vice President and General Manager - DAC
Lawrence A. Hagemann.........  Executive Vice President and General Manager -
                               TwinVision
Tanya L. Johnson.............  Vice President and General Manager - TCS;
                               Assistant Secretary, Digital Recorders
Jonathan E. Kennedy..........  Chief Financial Officer and Secretary
Bruce R. Thomas..............  Vice President of Sales - TCS

DIRECTORS

         David L. Turney, age 54, has served as Chairman of the Board and Chief Executive Officer of the Company since April 1998 and as a director of the Company since May 1996. Mr. Turney is also Chairman and CEO of Robinson Turney International, Inc. ("RTI"), a consulting firm which Mr. Turney co-founded in August 1994. RTI is engaged in business development, marketing services, advisory services, and merger, acquisition and financing assignments for selected clients, including the Company, who are primarily in the transit and transportation equipment industries. From March 1994 to December 1995, Mr. Turney was also engaged in strategic planning and development consulting services for his former employer, Mark IV Industries, Inc. ("Mark IV"), a New York Stock Exchange listed company. From February 1991 to February 1994, he was President and Group Executive of Mark IV Transportation Products Group, a group of nine companies, subsidiaries and operating units of Mark IV serving transit and transportation markets worldwide, which group Mr. Turney was responsible for developing. From 1984 to 1991, Mr. Turney was President of the Luminator division of Gulton Industries, Inc., which became a wholly-owned subsidiary of Mark IV in 1987. Luminator is a primary competitor of the Company. Prior to 1984, he served in various managerial and engineering capacities in four corporations spanning the telecommunications, industrial hard goods, consumer electronics and electromagnetic components industries. Mr. Turney received his B.S. degree in industrial management from the University of Arkansas.

         J. Phillips L. Johnston, age 58, has served on the Board of Directors and as President and Special Programs Administrator of the Company since April 1998. Until April 1998 he had served as the Chairman of the Board and Chief Executive Officer of the Company since April 1990 and as President since March 1991. He was the Administrator of the North Carolina Credit Union Division of the North Carolina

Department of Commerce from September 1987 to April 1990. From October 1979 to September 1987, Mr. Johnston served as President and Chief Executive Officer of Data Pix, Inc., Norman Perry, Chantry, Ltd., and Erwin-Lambeth, Inc., each of which were privately-held companies based in North Carolina. From 1971 through 1979, he was President and Chief Executive Officer of Currier Piano Company, Marion, North Carolina. Mr. Johnston received his A.B. degree in economics from Duke University and his law degree from the University of North Carolina.

         John D. Higgins, Sr., age 65, was elected a director of the Company in February 1998. Since 1990, Mr. Higgins has been Senior Vice President of Corporate Finance for Royce Investment Group, Inc. He is also a director of Iatros Health Network Birman Managed Care, Inc., a publicly-owned company which is the provider of health care services and IRATA, Inc., a publicly-owned company which operates amusement park phone booths. Mr. Higgins holds B.B.A. and M.B.A. degrees from Hofstra University.

         C. James Meese, Jr., age 56, has served as a director of the Company since April 1991 and was an independent sales representative for the TCS business group from February 1993 through May 1995. Since 1989 he has provided advice and assistance to high growth companies on issues of market development, capitalization and organizational structuring through Business Development Associates, Inc., for which he currently serves as President. Prior to 1989 he spent approximately 20 years in various senior corporate marketing and finance positions. Mr. Meese is a director of A&J Sports, Inc., a Raleigh, North Carolina based collegiate sports media company; Maize Genetic Resources, Inc., a Raleigh, North Carolina based crop sciences company; BillPayers, Inc., a Greensboro, North Carolina based consumer financial services firm; and NECCO, an environmental contracting company based in Winston-Salem, North Carolina. Mr. Meese received a B.A. degree in economics from the University of Pennsylvania and an M.B.A. from Temple University.

         John K. Pirotte, age 48, became a director of the Company in May 1996. Since 1990, he has served as Chairman and Chief Executive Officer of CORPEX Technologies, Incorporated, a privately-held company that develops and markets surface active chemical technology. In addition, Mr. Pirotte has operated a private investment company since 1987. He was the Chief Financial Officer from 1979 to 1981 and Chairman and Chief Executive Officer from 1981 until 1987 of The Aviation Group, Inc. He also served in various capacities, including manager, in Acquisition Advisory Services for an international public accounting firm from 1972 to 1979. Mr. Pirotte was a director of Microwave Laboratories, Inc., a venture capital-backed company which filed a petition for bankruptcy in 1994. He is a founding director of North Carolina Enterprise Corp., a venture capital fund and serves on the Advisory Board of Intersouth I, a venture capital fund. Mr. Pirotte received his B.A. degree in economics from Princeton University and an M.S. in accounting from New York University.

         John M. Reeves, II, age 43, has served as a director of the Company since April 1993. He co-founded and since March 1992 has served as President of First Exim Financial Limited, which provides trade finance and factoring to exporters and importers. From August 1991 to February 1992, he was employed by Allen Commercial Services advising small, closely-held companies with respect to capitalization issues. Since 1988 he has been engaged in real estate development activities through Reeves Development Corporation, a company controlled by him. Mr. Reeves is a director of Horizon Financial Services, a Hastings, England firm, and Angell Communications, a company based in Santa Monica, California. Mr. Reeves has both graduate and undergraduate degrees in civil engineering from North Carolina State University and an M.B.A. from Duke University.

         Juliann Tenney, age 45, has served as a director of the Company since April 1991. Since July 1993 Ms. Tenney has been an instructor in the non-profit management program at Duke University. From

August 1990 through July 1993, she served as Executive Director of the Southern Growth Policies Board, an interstate alliance charged with designing economic development and growth strategies for southern Governors and legislators. From August 1988 to August 1990, Ms. Tenney served as Director for the Economic and Corporate Development Division of the North Carolina Biotechnology Center and also as their House Legal Counsel. From November 1987 to August 1988, Ms. Tenney was Assistant Secretary at the North Carolina Department of Commerce. From August 1985 to November 1987, she was Executive Director of the North Carolina Technological Development Authority. Prior to that time, she was a practicing attorney. Ms. Tenney received a B.A. degree from the University of North Carolina and a law degree from Duke University.

         John W. Thomas, Jr., age 70, has served as a director of the Company since March 1992. He has held various engineering and management positions with Thomas Built Buses since 1949, including serving as the President, Chairman and Chief Executive Officer. He is a National Board Member for the Boy Scouts of America and recently completed a three-year term as National Commissioner of that organization. Mr. Thomas received a B.S. degree in industrial engineering from Virginia Tech and was recently recognized by his alma mater as a "Distinguished Graduate."

EXECUTIVE OFFICERS

         Michael A. Connor, Jr., age 55, was named Vice President and General Manager of the Digital Audio Company ("DAC") business group on February 1, 1997. From April 1994 until February 1997, he was Manager, Sales and Marketing for DAC. From November 1987 until April 1994, Mr. Connor was President and owner of Mike Connor Construction, Inc., a general contracting firm specializing in high-end custom residential construction. Mr. Connor has a bachelor's degree in aerospace engineering from the University of Florida and a master's degree in mechanical engineering from Tulane University. Mr. Connor is a registered professional engineer in North Carolina.

         Lawrence A. Hagemann, age 54, has served as Executive Vice President and General Manager of TwinVision Corp. of North America, Inc. ("TwinVision"), a wholly-owned subsidiary of the Company since February 1998. From July 1996 until February 1998, Mr. Hagemann was Vice President and General Manager of TwinVision Corp. of North America, Inc. From July 1995 until July 1996 he served as Vice President of ADDAX Sound Company, a privately-held company based in Illinois. From April 1991 to December 1993 he served as Assistant to the President of Vapor-Mark IV. Since October 1993 he has served as a Director of Transtel Communications Ltd., a developer of news media software based in London, England. From 1973 through December 1990, he served as Vice President of Sales and Marketing for Extel Corporation of Illinois and as a Director of Excom Communications Limited (UK) and Extel Overseas Limited (HK). He is a co-editor of the 1995 book titled Hoover's Guide to Computer Companies. Mr. Hagemann received his bachelors degree in electrical engineering from the University of Detroit and his M.B.A. from Loyola University (Chicago).

         Tanya L. Johnson, age 34, has served as Vice President and General Manager of the Transit Communications ("TCS") business group since February 1998. She has been employed in various management positions with the TCS business group since June 1990. Ms. Johnson also served as an Engineering Specialist for TCS from January 1988 to May 1989. Ms. Johnson served as a Component Engineer at Teletec Corporation from June 1989 through May 1990. Ms. Johnson led the development of the Talking Bus(R) product line. Ms. Johnson holds a B.S. degree in electrical engineering from Duke University.

         Jonathan E. Kennedy, age 38, has served as Chief Financial Officer and Secretary of the Company since November 1996. From January 1996 to November 1996, Mr. Kennedy was the Vice President and Chief Financial Officer for Coastal Physician Services, Inc., a wholly-owned subsidiary of Coastal Physician Group, Inc. ("Coastal") which is a New York Stock Exchange listed company. From May 1995 to January 1996, he was the Vice President and Corporate Controller for Coastal and from September 1993 to May 1995 he was the Vice President of Planning & Analysis for Coastal. From July 1984 until September 1993 he served in various capacities, including five years as a manager or senior manager, with KPMG Peat Marwick LLP, an international public accounting firm. Mr. Kennedy received his B.S. degree in business administration from the University of North Carolina and his M.B.A. from Duke University. Mr. Kennedy is a certified public accountant.

         Bruce R. Thomas, age 43, has served as Vice President of Sales for the TCS business group since January 1991. From 1990 to 1991, he was a money manager consultant for MA Thomas, Inc. From 1990 through December 1993, Mr. Thomas was also a registered representative of Capital Investment Group, Inc., a securities brokerage firm. From 1987 to 1989, he was Executive Vice President of Advance Investments Co., Inc., where he directed money manager tracking and consulting services. From 1986 to 1987, he was a Vice President for Baker and Thomas, a money management consulting firm. From 1981 to 1986, he served as National Commercial Bus Sales Manager for Thomas Built Buses. Mr. Thomas received an B.A. degree from Washington and Lee University.

KEY EMPLOYEE

         Dr. James E. Paul, Jr., age 54, has served as the Chief Scientist of Company since March 1997. Prior to assuming that position, he had served as President of the DAC business group since February 28, 1995 when the Company acquired substantially all of the assets of Digital Audio Corporation ("Digital Audio"). Dr. Paul founded Digital Audio in 1979 and had served as its President and chief engineer since its inception. Digital Audio designed, manufactured and marketed digital signal processing equipment to law enforcement agencies, and the Company had employed Dr. Paul to continue such business operations as a business group of the Company. From 1979 to 1981, Dr. Paul taught in the Electrical Engineering and the Computer Science Departments of California State University, Fullerton. From 1969 to 1979, he served as the senior research engineer and manager of the Audio Science Group at Rockwell International Corporation. He received B.S., M.E.E. and Ph.D. degrees in electrical engineering from North Carolina State University.

BOARD COMMITTEES AND ADVISORY BOARD

         The Board of Directors has delegated certain of its authority to a Compensation Committee, Audit Committee, Acquisition and Alliance Committee and Marketing Committee. In addition, the Company has a Technology Advisory Board. No member of any committee is an officer or employee of the Company. Mr. Turney and Mr. Johnston serve as ex-officio members of all committees.

         The Compensation Committee is currently composed of Ms. Tenney and Mr. Thomas, chaired by Ms. Tenney. The Compensation Committee held five meetings in fiscal year 1997. The primary function of the Compensation Committee is to review and make recommendations to the Board with respect to the compensation of the Company's officers and to administer the Company's stock option plan.

         The Audit Committee is currently composed of Mr. Meese and Mr. Higgins with Mr. Meese as Chairman. The Audit Committee held one meeting in fiscal year 1997. The function of the Audit Committee is to review and approve the scope of audit procedures employed by the Company's independent auditors, to review and approve the audit reports rendered by the Company's independent auditors and to approve the audit fee charged by the independent auditors. The Audit Committee reports to the Board of Directors with respect to such matters and recommends the selection of independent auditors.

         The Acquisition and Alliance Committee is currently composed of Mr. Reeves and Mr. Pirotte with Mr. Reeves serving as Chairman. The Acquisition and Alliance Committee held five meetings in fiscal year 1997. The function of the Acquisition and Alliance Committee is to research and evaluate potential business acquisitions and alliances for the Company.

         The Marketing Committee, which was discontinued as of January 1, 1998, held three meetings in fiscal year 1997. The function of the Marketing Committee had been to develop the broad marketing strategy for the Company.

         The Company also has a Technology Advisory Board, currently composed of Mr. Hagemann and Drs. Ron Gyurcsik, Matt Kuhn and James Paul with Mr. Hagemann serving as Chairman. The function of the Technology Advisory Board is to closely monitor technological developments related to the Company's products and markets and to establish priorities, time-to-market and return on investment objectives of the Company's research and development projects.

BOARD AND COMMITTEE ATTENDANCE

         In fiscal year 1997, the Board of Directors held five meetings. All directors attended more than 75% of the aggregate of board and committee meetings held during fiscal year 1997.

BOARD COMPENSATION

         No employee of the Company receives any additional compensation for his or her services as a director. Non-management directors receive no salary for their services as such, although the Board of Directors has authorized payment of reasonable travel or other out-of-pocket expenses incurred by non-management directors in attending meetings of the Board of Directors. Certain directors of the Company are consultants or advisors to the Company and receive compensation for such services. See "Certain Relationships and Related Transactions". During the fiscal year 1997, the Board of Directors granted 14,000 options to two employee directors and 12,000 options to five non-employee directors. Such options are exercisable at a price of $2.38 per share.

ITEM 10.  EXECUTIVE COMPENSATION

         Summary Compensation Table. The following table sets forth the annual and long-term compensation for services in all capacities to the Company for the three fiscal years ended December 31, 1997 of J. Phillips L. Johnston, the Chief Executive Officer and President of the Company during the fiscal year ended December 31, 1997, and Michael A. Connor, Jr., Jonathan E. Kennedy, Bruce R. Thomas and Andrew L. Turner, the Company's four most highly compensated executive officers other than Mr. Johnston who were serving as executive officers at the end of the fiscal year ended December 31, 1997 (the "Named Officers").


                                                                                           LONG-TERM COMPENSATION
                                                                                                    AWARDS
                                                          ANNUAL COMPENSATION              ----------------------
  NAME AND PRINCIPAL                            --------------------------------------      SECURITIES UNDERLYING
      POSITION                       YEAR       SALARY         BONUS             OTHER        OPTIONS/SARS(#)(1)
      --------                       ----       ------         -----             -----        ------------------

J. Phillips L. Johnston              1997     $  150,000    $     ---     $     7,526(2)            10,000
 Former Chief Executive              1996        150,000       70,000          14,975(3)               ---
 Officer                             1995        120,000       45,000          26,107(4)               ---

Michael A. Connor, Jr.               1997     $   58,333    $  49,525     $    12,993(6)             7,000
 Vice President and                  1996         40,583          ---          28,657(6)               ---
 General Manager, DAC                1995         39,167          ---           3,400(6)             1,000

Jonathan E. Kennedy                  1997     $  105,000    $     ---     $       ---                4,000
 Chief Financial Officer             1996          9,375          ---             ---               11,000
 and Secretary                        (5)

Bruce R. Thomas                      1997     $   46,000    $     ---     $    96,463(6)             2,000
 Vice President of Sales -           1996         40,000          ---         120,216(6)               ---
 TCS                                 1995         40,000          ---         112,099(7)               ---

Andrew L. Turner, III                1997     $   80,000    $  26,944     $     6,000(8)             4,000
 Vice President and General          1996         79,167          ---           6,000(8)               ---
 Manager, HIS                        1995         67,500       43,149           9,658(9)               ---

(1) Such options were granted pursuant to the Company's Incentive Stock Option Plan.

(2)      Includes reimbursements for club dues and related expenses.

(3) Includes reimbursements of $7,169 for medical expenses and $7,806 for club dues and related expenses.

(4) Includes $17,255 in medical expense reimbursements, usage of a company car, reimbursement of club dues and related expenses.

(5) Mr. Kennedy was first employed as an executive officer of the Company in November 1996.

(6)      Represents commissions earned.

(7) Includes $24,000 forgiveness of a note payable and $88,099 in commissions earned.

(8)      Represents an automobile expense allowance.

(9)      Includes $4,158 in commissions and an automobile expense allowance.

         Option Grants Table. The following table sets forth information concerning grants of stock options to the Named Officers pursuant to the Company's stock option plan during the fiscal year ended December 31, 1997.

                                                           % OF TOTAL
                                                         OPTIONS GRANTED       EXERCISE OR
                                      OPTIONS            TO EMPLOYEES IN       BASE PRICE
           NAME                  GRANTED (SHARES)          FISCAL YEAR          ($/SHARE)         EXPIRATION DATE
           ----                  ----------------          -----------          ---------         ---------------
J. Phillips L. Johnston               10,000                 11.9%                $2.38               6/23/07
Michael A. Connor, Jr.                 3,000                  3.6                  3.28               2/03/07
Michael A. Connor, Jr.                 4,000                  4.7                  2.38               6/23/07
Jonathan E. Kennedy                    4,000                  4.7                  2.38               6/23/07
Bruce R. Thomas                        2,000                  2.4                  2.38               6/23/07
Andrew L. Turner, III                  4,000                  4.7                  2.38               6/23/07


     Fiscal Year-End Options/Option Values Table. No stock options were exercised by the Named Officers in the fiscal year ended December 31, 1997. The following table shows the stock option values for the Named Officers as of December 31, 1997.

                                                   NUMBER OF SECURITIES UNDER-          VALUE OF UNEXERCISED IN-
                                                    LYING UNEXERCISED OPTIONS             THE-MONEY OPTIONS AT
                                                      AT FISCAL YEAR-END(#)               FISCAL YEAR-END($)(1)
                                                   --------------------------          --------------------------
NAME                                               EXERCISABLE  UNEXERCISABLE          EXERCISABLE  UNEXERCISABLE
----                                               -----------  -------------          -----------  -------------

J. Phillips L. Johnston..........................     75,865         3,333                  ---           ---
Michael A. Connor, Jr............................      5,667         2,333                  ---           ---
Jonathan E. Kennedy..............................     10,000         5,000                  ---           ---
Bruce R. Thomas..................................     21,320           667                  ---           ---
Andrew L. Turner, III............................     22,654         1,333                  ---           ---

--------------

(1) The exercise price of all options exceeded $1.75 per share, the closing sale price of the Common Stock on December 31, 1997.

         401(k) Plan. In January of 1996 the Company implemented a defined contribution savings plan ("Savings Plan") for all eligible employees (as defined). The Savings Plan is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended. Under the Savings Plan, a participant may contribute from one to fifteen percent of his or her compensation, not to exceed an amount which would cause the plan to violate Section 401(k) and other applicable sections of the Internal Revenue Code. The Company does not make any matching contributions to the Savings Plan. All participant's contributions are invested, in accordance with the participant's election, in various investment funds managed by the plan trustee. The Savings Plan permits withdrawals in the event of disability, death, attainment of age fifty nine and one-half, termination of employment or proven financial hardship. The Company pays all the costs of administering the Savings Plan.

         Stock Option Plan. The Company's Incentive Stock Option Plan (the "Plan") was adopted by the Board of Directors and approved by the shareholders of the Company effective April 1993. An aggregate of 350,000 shares of Common Stock are reserved for issuance under the Plan. The Plan provides for the granting of incentive stock options ("Incentive Stock Options") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), non-qualified stock options and stock appreciation rights ("SARs"). Non-qualified stock options may be granted to employees, directors and advisors of the Company, while Incentive Stock Options may be granted only to employees. No options may be granted under the Plan subsequent to April 2003.

         The Plan is administered by the Compensation Committee of the Board of Directors, which determines the terms and conditions of the options and SARs granted under the Plan, including the exercise price, number of shares subject to the option and the exercisability thereof.

         The exercise price of all Incentive Stock Options granted under the Plan must be at least equal to the fair market value of the Common Stock of the Company on the date of grant. In the case of an optionee who owns stock possessing more than ten percent of the total combined voting power of all classes of stock of the Company, the exercise price of Incentive Stock Options shall be not less than 110% of the fair market value of the Common Stock on the date of grant. The exercise price of all non-qualified stock options granted under the Plan shall be determined by the Compensation Committee. The Company agreed with the underwriter of its initial public offering that the exercise price of all non-qualified options granted under the Plan will not be less than 85% of the fair market value of the Common Stock. The term of options granted under the Plan may not exceed ten years. The Plan may be amended or terminated by the Board of Directors, but no such action may impair the rights of a participant under a previously granted option.

         The Plan provides the Board of Directors or the Compensation Committee the discretion to determine when options granted thereunder shall become exercisable and the vesting period of such options. Upon termination of a participant's employment, directorship or advisory relationship with the Company, all unvested options terminate and are no longer exercisable. Vested options either terminate immediately or remain exercisable for a specified period of time depending on the nature and circumstances of the termination.

         The Plan provides that, in the event the Company enters into an agreement providing for the merger of the Company into another corporation or the sale of substantially all of the Company's assets, any outstanding unexercised option shall become exercisable at any time prior to the effective date of such agreement. Upon the consummation of the merger or sale of assets, such options shall terminate unless they are assumed or another option is substituted therefor by the successor corporation.

         The Plan provides the Board of Directors or the Compensation Committee discretion to grant SARs in connection with any grant of options. Upon the exercise of a SAR, the holder shall be entitled to receive a cash payment in an amount equal to the difference between the exercise price per share of options then exercised by him and the fair market value of the Common Stock as of the exercise date. The holder is required to exercise options covering twice the number of shares which are subject to the SAR so exercised. SARs are not exercisable during the first six months after the date of grant, and may be transferred only by will or the laws of descent and distribution.

         As of December 31, 1997, a total of 336,958 non-qualified and Incentive Stock Options were outstanding, with exercise prices ranging from $2.19 to $7.25. There were no SARs outstanding as of December 31, 1997.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission and the Company. Specific due dates for these reports have been established and the Company is required to disclose in this proxy statement any failure to file, or late filing, of such reports with respect to the fiscal year 1997. To the Company's knowledge, based solely on a review of the copies of reports furnished to the Company and written representations with respect to filing of such reports, the Company believes that all Section 16(a) filing requirements applicable to the Company's executive officers, directors and greater than ten percent beneficial owners were complied with for the fiscal year ended December 31, 1997, except that John M. Cochran, Jr., Michael A. Connor, Jr., Virgil D. Duncan, Lawrence A. Hagemann, J. Phillips L. Johnston, Jonathan E. Kennedy, C. James Meese, Jr., John K. Pirotte, Juliann Tenney, Bruce R. Thomas, John W. Thomas, Jr., Andrew L. Turner, III and David L. Turney failed to timely file reports on Form 5 with respect to options granted during the fiscal year. All such reports were subsequently filed.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of Common Stock as of April 27, 1998 by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, (ii) each director or nominee, (iii) each other executive officer named in the Summary Compensation Table, and (iv) all executive officers and directors as a group.

                                                          SHARES BENEFICIALLY OWNED(1)
                                                          ----------------------------
         NAME                                               NUMBER           PERCENT
         ----                                               ------           -------

David L. Turney(2)......................................     21,117              *
J. Phillips L. Johnston(3)..............................    125,844            4.5%
John D. Higgins, Sr.(4).................................     10,000              *
C. James Meese, Jr.(5)..................................     11,320              *
John K. Pirotte(6)......................................     51,028            1.9%
John M. Reeves, II(7)...................................    170,740            6.0%
Juliann Tenney(8).......................................     21,315              *
John W. Thomas, Jr.(9)..................................     43,909            1.6%
Michael A. Connor, Jr.(5)...............................      5,667              *
Jonathan E. Kennedy(5)..................................     10,000              *
Bruce R. Thomas(10).....................................     21,592              *
Andrew L. Turner, III(11)...............................     22,926              *
All current directors and officers as a group
  (14 persons)(12)......................................    538,029           16.8%

-------------------

 *       Less than one percent of the shares of Common Stock.

(1) Beneficial ownership includes both outstanding Common Stock and shares issuable upon exercise of options or warrants that are currently exercisable or will become exercisable within 60 days after the date hereof. Unless otherwise noted, sole voting and dispositive power is possessed with respect to all Common Stock shown. All percentages are calculated based on the number of outstanding shares plus shares which a person or group has the right to acquire within 60 days. The address for all persons listed is 2300 Englert Drive, Suite B, Durham, North Carolina 27713.

(2)      Includes 2,667 shares subject to currently exercisable options.

(3)      Includes 75,865 shares subject to currently exercisable options.

(4)      Consists solely of shares subject to currently exercisable warrants.

(5)      Consists solely of shares subject to currently exercisable options.

(6)      Includes 1,333 shares subject to currently exercisable options.

(7) Includes 2,000 shares subject to currently exercisable options and shares owned of record by the Sarah C. Reeves Trust. Sara Reeves is the mother of John M. Reeves, II.

(8)      Includes 3,333 shares subject to currently exercisable options.

(9)      Includes 3,333 shares subject to currently exercisable options.

(10)     Includes 21,320 shares subject to currently exercisable options.

(11)     Includes 22,654 shares subject to currently exercisable options.

(12) Includes 189,063 shares subject to currently exercisable options and warrants. Does not include 49,667 shares subject to options and warrants which have not yet become exercisable.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Effective March 1996, the Company entered into various marketing, distribution, licensing and management agreements with Robinson Turney International, Inc., an entity in which David L. Turney, an officer and director of the Company, holds a 50% ownership interest. The Company paid fees and commissions earned under these various agreements totaling $233,660 and $173,880 during 1997 and 1996, respectively.

         In connection with the Company's acquisition on Digital Audio Corporation, the Company entered into an agreement with Dr. James E. Paul, the former President of the DAC business group, to lease the office building in which Digital Audio Corporation had been headquartered to accommodate the new business group. In March 1997, the Company entered into a new lease agreement with Dr. Paul for expanded office space. The lease agreement, as amended, contains monthly rental rates ranging from $4,241 to $5,013 during the life of the agreement, which is from April 1997 to December 2002. The Company paid Dr. Paul $43,369 and $20,800 in rental fees during 1997 and 1996, respectively.

         In April 1996, the Company modified an existing distributor agreement with First Exim Financial Limited ("Exim"), an affiliate of John M. Reeves, II, a principal shareholder and director of the Company, to change the work scope to acquisition consulting services only. The agreement was renewed for an additional year in April 1997. The Company paid fees under this agreement to Exim totaling $36,000 and $33,250 during 1997 and 1996, respectively.

         Effective February 1993, the Company engaged Business Development Associates, Inc. ("BDA"), an affiliate of C. James Meese, Jr., a director of the Company, as an independent sales representative in marketing the Company's products. Pursuant to such agreement, as amended effective May 15, 1994, BDA received a monthly draw of $3,000 against commissions and reimbursement of business expenses. The agreement has terminated and no commissions were paid under this agreement in 1997. The Company paid fees under this agreement totaling $26,179 during 1996.

         The Company had retained Curtis I. Kring, a former director of the Company, to perform certain business consulting services for the Company. The Company paid fees under this agreement totaling $83,860 and $67,000 during 1997 and 1996, respectively.

         The Company has adopted a policy pursuant to which material transactions between the Company and its executive officers, directors and principal shareholders (i.e. shareholders owning beneficially 5% or more of the outstanding voting securities of the Company) shall be submitted to the Board of Directors for approval by a disinterested majority of the directors voting with respect to the transaction.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  DIGITAL RECORDERS, INC.

Date:  April 30, 1998             By: /s/ David L. Turney
                                      ---------------------
                                      David L. Turney, Chairman of the Board and
                                      Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                  DATE
          ---------                        -----                  ----

  /s/ David L. Turney            Chairman of the Board, Chief     April 30, 1998
---------------------------      Executive Officer (Principal
      David L. Turney            Executive Officer)


  /s/ J. Phillips L. Johnston    President and Special Programs   April 30, 1998
---------------------------      Administrator
      J. Phillips L. Johnston


  /s/ Jonathan E. Kennedy        Chief Financial Officer and      April 30, 1998
---------------------------      Secretary (Principal Financial
      Jonathan E. Kennedy        and Accounting Officer)


  /s/ John D. Higgins, Sr.       Director                         April 30, 1998
---------------------------
      John D. Higgins, Sr.


  /s/ C. James Meese, Jr.        Director                         April 30, 1998
---------------------------
      C. James Meese, Jr.


  /s/ John K. Pirotte            Director                         April 30, 1998
---------------------------
      John K. Pirotte


  /s/ John M. Reeves, II         Director                         April 30, 1998
---------------------------
      John M. Reeves, II


  /s/ Juliann Tenney             Director                         April 30, 1998
---------------------------
      Juliann Tenney


  /s/ John W. Thomas, Jr.        Director                         April 30, 1998
---------------------------
      John W. Thomas, Jr.