Form 10QSB
period 1998-03-31
DIGITAL RECORDERS INC
filed 1998-05-14
CIK 853695

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                   Common stock: 2,674,075 shares outstanding
                              as of April 30, 1998

Transitional Small Business Disclosure Format (check one);   Yes [ ]     No [X]

                          PART I FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                   Index to Consolidated Financial Statements


ITEM                                                                        PAGE
----                                                                        ----
Financial Statements:

        Consolidated Balance Sheets........................................   3
        Consolidated Statements of Operations..............................   4
        Consolidated Statements of Cash Flows.............................. 5-6
        Notes to Consolidated Financial Statements......................... 7-8

                             DIGITAL RECORDERS, INC.

                           Consolidated Balance Sheets


                                                                                      March 31, 1998     December 31,
                                                 Assets                                (Unaudited)           1997
                                                                                       ------------       -----------
Current Assets:
     Cash and cash equivalents                                                         $    717,987           472,285
     Trade accounts receivable                                                            3,033,018         3,173,959
     Other receivables                                                                       38,213            54,288
     Inventories                                                                          3,915,815         3,723,446
     Prepaids and other current assets                                                      122,988            74,486
                                                                                       ------------       -----------
                 Total current assets                                                     7,828,021         7,498,464
                                                                                       ------------       -----------

Property and equipment, net                                                                 512,255           528,033
Goodwill, net                                                                             1,476,900         1,515,281
Intangible assets, net                                                                      378,830           403,263
Other assets                                                                                118,958             6,152
                                                                                       ------------       -----------
                                                                                       $ 10,314,964         9,951,193
                                                                                       ============       ===========

                                  Liabilities and Stockholders' Equity
Current Liabilities:
     Short-term bank borrowings                                                        $  2,453,000         1,893,540
     Accounts payable                                                                     1,560,953         1,112,285
     Accrued expenses                                                                       169,591           237,048
     Accrued commissions                                                                    203,164           261,165
     Accrued warranty reserve                                                               271,914           146,892
     Dividends payable                                                                       39,825            39,825
     Deferred revenue                                                                          --              80,585
                                                                                       ------------       -----------
                 Total current liabilities                                                4,698,447         3,771,340
                                                                                       ------------       -----------


                 Total liabilities                                                        4,698,447         3,771,340
                                                                                       ------------       -----------

Series AAA Redeemable, Convertible, Nonvoting Preferred Stock, $.10 par value,
   Liquidation Preference of $5,000 per share, 20,000 shares authorized; 354 shares
   issued and outstanding at March 31, 1998 and December 31, 1997, respectively           1,770,000         1,770,000

Stockholders' Equity:
     Common stock, $.10 par value, 10,000,000 shares authorized;
       2,674,075 shares issued and outstanding at
       March 31, 1998 and December 31, 1997, respectively                                   267,407           267,407
     Additional paid-in capital                                                          10,654,618        10,694,443
     Translation adjustment                                                                (229,615)         (186,081)
     Accumulated deficit                                                                 (6,845,893)       (6,365,916)
                                                                                       ------------       -----------
                 Total stockholders' equity                                               3,846,517         4,409,853
                                                                                       ------------       -----------
                                                                                       $ 10,314,964         9,951,193
                                                                                       ============       ===========


See accompanying notes to consolidated financial statements.

                             DIGITAL RECORDERS, INC.

               Consolidated Statements of Operations (Unaudited)

           For the three month periods ended March 31, 1998 and 1997

                                                             1998              1997
                                                          -----------        ---------

Net sales                                                 $ 2,894,305        2,398,210
Cost of sales                                               1,681,846        1,175,821
                                                          -----------       ----------

      Gross profit                                          1,212,459        1,222,389

Selling, general and administrative expenses                1,370,418        1,159,620
Research and development expenses                             278,917          238,432
                                                          -----------       ----------

      Operating loss                                         (436,876)        (175,663)

Other income (expense):
  Interest income                                               1,962           29,558
  Interest expense                                            (45,063)          (3,186)
  Other income, net                                              --              1,782
                                                          -----------       ----------
      Total other income (expense)                            (43,101)          28,154

      Loss before income taxes                               (479,977)        (147,509)

Income tax expense                                               --               --
                                                          -----------       ----------

      Net loss                                               (479,977)        (147,509)

Preferred dividend requirements                               (39,825)         (39,825)
                                                          -----------       ----------

      Net loss applicable to common stockholders          $  (519,802)        (187,334)
                                                          ===========       ==========

      Basic net loss per common share                     $     (0.19)           (0.07)
                                                          ===========       ==========

      Diluted net loss per common share                   $     (0.19)           (0.07)
                                                          ===========       ==========

Weighted average number of common shares outstanding
      for basic and diluted calculations                    2,674,075        2,674,075
                                                          ===========       ==========



See accompanying notes to consolidated financial statements.

                             DIGITAL RECORDERS, INC.

                Consolidated Statements of Cash Flows (Unaudited)

            For the three month periods ended March 31, 1998 and 1997

                                                                               1998               1997
                                                                               ----               ----
Cash flows from operating activities:
      Net loss                                                             $  (479,977)        (147,509)
      Adjustments to reconcile net loss to net cash
        used by operating activities:
            Depreciation and amortization of
             property and equipment                                             69,329           73,733
            Amortization of goodwill and intangible assets                      72,205           40,527
            Changes in operating assets and liabilities:
             Decrease (increase) in trade accounts receivable                  140,941         (302,660)
             Decrease in other receivables                                      16,075           49,605
             Decrease (increase) in inventories                               (192,369)         153,090
             Increase in prepaids and other current assets                     (48,502)         (68,080)
             Increase in intangible assets                                      (9,391)         (64,972)
             Increase in other assets                                         (112,806)            --
             Increase (decrease) in accounts payable                           448,668         (357,691)
             Increase (decrease) in accrued expenses                              (436)           5,730
             Decrease in deferred revenue                                      (80,585)            --
                                                                           -----------       ----------
                 Net cash used by operating activities                        (176,848)        (618,227)
                                                                           -----------       ----------

Cash flows from investing activities:
      Purchases of property and equipment                                      (53,551)         (46,727)
      Purchases of short-term investments                                         --            (38,239)
                                                                           -----------       ----------
                 Net cash used by investing activities                         (53,551)         (84,966)
                                                                           -----------       ----------

Cash flows from financing activities:
      Proceeds from short-term bank borrowings                               2,309,460          873,000
      Principal payments on short-term bank borrowings                      (1,750,000)        (873,000)
      Payment of dividends on preferred stock                                  (39,825)         (26,325)
                                                                           -----------       ----------
                 Net cash provided (used) by financing activities              519,635          (26,325)
                                                                           -----------       ----------

Effect of exchange rate changes                                                (43,534)         (59,857)
                                                                           -----------       ----------

                 Net increase (decrease) in cash and cash equivalents          245,702         (789,375)

Cash and cash equivalents at beginning of period                               472,285        1,328,944
                                                                           -----------       ----------

Cash and cash equivalents at end of period                                 $   717,987          539,569
                                                                           ===========       ==========


Supplemental Disclosure of Cash Flow Information:
      Cash paid during the period for interest                             $    28,276            3,186
                                                                           ===========       ==========
      Cash paid during the period for income taxes                         $      --               --
                                                                           ===========       ==========


See accompanying notes to consolidated financial statements.

                             DIGITAL RECORDERS, INC.

          Consolidated Statements of Cash Flows, Continued (Unaudited)

            For the three month periods ended March 31, 1998 and 1997



Supplemental disclosures of noncash financing activities:


The Company declared $39,825 in dividends on Series AAA Preferred Stock in each of the three month periods ended March 31, 1998 and 1997. The Company paid $26,325 in cash dividends in the three month period ended March 31, 1997. The remaining $13,500 of declared dividends for the three months ended March 31, 1997 were offset against an other receivable.

                             DIGITAL RECORDERS, INC.

             Notes to Consolidated Financial Statements (Unaudited)

                             March 31, 1998 and 1997


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

         The accompanying condensed financial statements and related notes should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full calendar year.

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

         The basic net income (loss) per common share has been computed based upon the weighted average of shares of common stock outstanding. Diluted net income (loss) per common share assuming dilution has been computed based upon the weighted average shares of common stock outstanding and shares that would have been outstanding assuming the issuance of common stock for all dilutive potential common stock outstanding. The Company's outstanding stock options and warrants represent the only dilutive potential common stock outstanding. The amounts of income (loss) used in the calculations of diluted and basic income (loss) per common share were the same for all the periods presented. Diluted net income (loss) per common share is equal to the basic net income
   (loss) per common share for the three month periods ended March 31, 1998 and 1997, respectively, as all common equivalent shares from stock options and stock warrants would have an antidilutive effect.

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

                             DIGITAL RECORDERS, INC.

        Notes to Consolidated Financial Statements, Continued (Unaudited)

(4)      Debt

         On February 26, 1998, the Company renewed its $2,500,000 secured line of credit facility and $1,000,000 secured letter of credit facility through February of 1999. Both facilities are with the same financial institution. These facilities provide for short-term borrowings and import letters of credit, are subject to certain loan covenants, are secured by substantially all of the Company's accounts receivable, inventory and equipment, and bear interest, payable monthly, at the 90 day LIBOR base rate plus 4.0%.

(5)      Subsequent Events

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

         On April 14, 1998, the Company sold its Highway Information Systems ("HIS") business group to Quixote Corporation for $2.8 million in cash plus other consideration of approximately $200,000. The Company realized a gain on disposal, before applicable income taxes, of approximately $1,100,000. The income tax expense on this transaction, which the Company will offset with the tax loss carryforwards which existed as of December 31, 1997, totaled approximately $450,000. Operating revenues from the HIS business group comprised 24% of the Company's revenues in each of the three months ended March 31, 1998 and 1997. Net proceeds to the Company will be used primarily to reduce bank borrowings under the Company's credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Digital Recorders, Inc. (the "Company") designs, manufactures or contracts for the manufacture of, and sells information technology products through its three business groups, consisting of Highway Information Systems ("HIS"), Transit Communication Systems ("TCS") and Digital Audio Company ("DAC"), and its two wholly-owned subsidiaries, Transit-Media GmbH ("Transit-Media") and TwinVision Corp. of North America, Inc. ("TwinVision"). On April 14, 1998, the Company divested the HIS business group as more fully described in Footnote 5 to the consolidated financial statements.

         The Company's products are currently marketed to the mass transit and law enforcement markets. Customers include municipalities, regional transportation districts, federal, state, and local departments of transportation, bus manufacturers, and law enforcement agencies or organizations. Sales to these customers are characterized by a lengthy sales cycle which generally extends for a period of two to twenty-four months. In addition, purchases by these customers are dependent on federal, state and local funding which may vary from year to year.

         A significant portion of the Company's sales have historically been attributable to a small number of customers. During the three months ended March 31, 1998 and 1997, sales to three customers accounted for approximately 30% and 40% of net sales, respectively.

         The Company typically recognizes revenue upon shipment of products to customers or on a percentage of completion basis for certain longer-term contracts. Because the Company's operations are characterized by significant research and development expenses preceding a product introduction, net sales and their related expenses may not be recorded in the same period, thereby producing fluctuations in operating results. The Company's dependence on a small number of relatively large customers or projects may increase the magnitude of fluctuations in operating results.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items included in the Company's Statements of Operations:



                                                 THREE MONTHS ENDED MARCH 31,
                                                     1998        1997
                                                     ----        ----
        Net sales .............................       100%        100%
        Cost of sales .........................        58          49
                                                     ----        ----
        Gross profit ..........................        42          51
        Operating expenses :
            Selling, general and administrative        47          48
            Research and development ..........        10          10
                                                     ----        ----
        Total operating expenses ..............        57          58
                                                     ----        ----
        Operating loss ........................       (15)         (7)
        Other income (expense), net ...........        (2)          1
                                                     ----        ----
        Loss before income taxes ..............       (17)         (6)
        Income tax expense ....................       --          --
                                                     ----        ----
        Net loss ..............................       (17)         (6)
                                                     ====        ====



Comparison of Three Ended March 31, 1998 and 1997.

        Net sales for the three months ended March 31, 1998 were $2,894,305, an increase of $496,095, or 21%, as compared to $2,398,210 for the comparable three months in 1997. This increase is primarily attributable to increases in sales at HIS and TwinVision, offset somewhat by a decrease in sales at DAC.

        During the three months ended March 31, 1998, HIS sales increased $119,765, or 21%, from the corresponding three months in the prior year. This increase was due to increased sales of both the DR2000 computer-controlled and Solar Max products.

        During the three months ended March 31, 1998, TCS sales decreased $2,320, or less than 1%, from the corresponding three months in the prior year. The TCS business group is continuing to aggressively market its products; however, the timing of large orders may continue to cause fluctuations in TCS revenues.

        During the three months ended March 31, 1998, DAC sales decreased $306,654, or 53%, from the corresponding three months in the prior year. This decrease primarily related to decrease in international sales occuring in the first three months of 1998.

        During the three months ended March 31, 1998, Transit-Media sales increased $86,642, or 32%, from the corresponding three months in the prior year. This increase reflects the fact that this subsidiary was still in its start-up phase in the first three months of the prior year. During the three months ended March 31, 1998, TwinVision sales totaled $585,962. The first sales of this subsidiary did not occur until the second quarter of 1997.

        Gross profit for the three months ended March 31, 1998 was $1,212,459, a decrease of $9,930, or 1%, over gross profit of $1,222,389 for the three months ended March 31, 1997. As a percentage of sales, gross profit during the three months ended March 31, 1998 was 42% of net sales, as compared to 51% during the corresponding three months in 1997. The decrease in gross profit percentage were caused primarily by increased sales by Transit-Media and TwinVision, which sell their products at lower gross margins than the Company's other business groups.

        Selling, general and administrative expenses during the three months ended March 31, 1998 were $1,370,418, an increase of $210,798, or 18%, as compared to expenses of $1,159,620 during the three months ended March 31, 1997. This increase is attributable to the overall growth of the Company and, specifically, to the expenses incurred at Transit-Media and TwinVision as these subsidiaries moved from their start-up phase in the prior year.

        Research and development expenses for the three months ended March 31, 1998 were $278,917, an increase of $40,485, or 17%, as compared to expenses of $238,432 during the three months ended March 31, 1997. This increase related primarily to additional product development in every business group but DAC.

         Operating losses increased by $261,213 from $175,663 for the three months ended March 31, 1997 to $436,876 for the three months ended March 31, 1998 primarily due to the factors set forth above.

         Total other income (expense) for the three months ended March 31, 1998 was a net expense of $43,101, a decrease of $71,255 as compared to other income for the three months ended March 31, 1997 of $28,154. This decrease was due primarily to a decrease in interest income, net of interest expense, as the Company decreased its cash and cash equivalents and increased its bank borrowings to fund working capital needs and operating losses.

        The Company's financial statements contain, when necessary, a provision for income tax expense due to alternative minimum tax. For the three month periods ended March 31, 1998 and 1997, the Company did not record any income tax expense. As a result of the accumulated losses incurred in past years, the Company had a net operating loss carryforward for federal income tax purposes of $2,845,535 as of December 31, 1997. This carryforward will be available to offset federal taxable income, if any, through 2012. Also, as of December 31, 1997, one of the Company's subsidiaries had a net economic loss carryforward for state income tax purposes of $758,446, which will be available to offset future state taxable income, if any, through 2002. Following utilization of the existing federal and state loss carryforwards, the Company's future operations, if profitable, will be subject to income tax expense.


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

         On February 27, 1998 the Company renewed its $2,500,000 secured line of credit facility and $1,000,000 secured letter of credit facility through February of 1999. Both facilities are with the same financial institution. These facilities provide for short-term borrowings and import letters of credit, are subject to certain loan covenants, are secured by substantially all of the Company's accounts receivable, inventory and equipment, and bear interest, payable monthly, at the 90 day LIBOR base rate plus 4.0%. At March 31, 1998, there were $2,453,000 of borrowings outstanding under the line of credit agreement. In addition, at March 31, 1998, there was $127,380 committed under import letters of credit for inventory purchases from an overseas supplier.

         As of March 31, 1998, the Company's principal sources of liquidity included cash and cash equivalents of $717,987, accounts receivable of $3,033,018 and short-term bank borrowings of $2,453,000 providing the Company with net working capital of $3,129,574.

         The Company's operating activities used cash of $176,848 and $618,227 during the three month periods ended March 31, 1998 and 1997, respectively. For the three month period ended March 31, 1998, increases in inventory and accounts payable of $192,369 and $448,668, respectively were the primary components of changes in working capital. The Company anticipates that its working capital needs will continue to increase as the Company implements its expansion plans. Working capital requirements will increase with growth in the Company's sales, primarily due to the span between the time the Company must pay its suppliers and the time the Company receives payment from its customers, particularly its governmental customers.

         The Company's investing activities used cash of $53,551 and $84,966 during the three month periods ended March 31, 1998 and 1997, respectively. Investing activities during the three month period ended March 31, 1998 related entirely to capital expenditures of $53,551. Investing activities during the three month period ended March 31, 1997 related to capital expenditures of $46,727 and purchases of short-term investments totaling $38,239.

         The Company's financing activities provided cash of $519,635 during the three month period ended March 31, 1998 and used cash of $26,325 during the three month period ended March 31, 1997. Financing activities during the three month period ended March 31, 1998 related to net proceeds from short-term bank borrowings totaling $559,460 and to the payment of dividends on preferred stock of $39,825. Financing activities during the three months ended March 31, 1997 related to the payment of dividends on preferred stock of $26,325.

         The Company's cash requirements, other than for normal operating expenses, will relate to the development of new products and enhancement of existing products, financing anticipated growth, and the possible acquisition of products or technologies complementary to the Company's business. The Company believes that a combination of its net working capital, the borrowing capacity available under its credit facility, the cash proceeds received from the sale in April 1998 of the Highway Information Systems business group and the modification of the terms of the Series AAA Preferred Stock will provide the liquidity and capital resources necessary to satisfy the Company's currently anticipated cash requirements for 1998. In addition, the Company is reviewing various proposals which would provide additional capital resources to the Company.


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

ITEM 3.   DEFAULTS  UPON SENIOR SECURITIES

        None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.   OTHER INFORMATION

        None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (A) EXHIBITS

             10.21.2 Note, Commitment Letter and General Security
                     Agreement, dated February 27, 1998, by and between Wachovia Bank, N.A. and the Company.

             27      Financial Data Schedule

         (B) The Company filed a report on Form 8-K, dated April 14, 1998, regarding the divestiture of the Highway Information Systems business group.

         (B) The Company filed a report on Form 8-K, dated May 12, 1998, regarding a change in the Company's independent public accountants.




                                   SIGNATURES


        In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      DIGITAL RECORDERS, INC.


Dated: May 14, 1998           By:  /s/ DAVID L. TURNEY
                                  --------------------
                                  David L. Turney, Chairman of the Board and
                                  Chief Executive Officer

Dated: May 14, 1998           By:  /s/ LAWRENCE A. TAYLOR
                                  -----------------------
                                  Lawrence A. Taylor, Chief Financial Officer