Form 10QSB
period 1998-06-30
DIGITAL RECORDERS INC
filed 1998-08-14
CIK 853695

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the Quarterly Period Ended June 30, 1998

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

                             Yes [X]     No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
         Common stock: 2,674,075 shares outstanding as of June 30, 1998

 Transitional Small Business Disclosure Format (check one); Yes [ ]    No [X]

                          PART 1 FINANCIAL INFORMATION





ITEM 1.   FINANCIAL  STATEMENTS


                   Index to Consolidated Financial Statements



Item                                                                     Page

Financial Statements:


          Consolidated Balance Sheets.............................          3
          Consolidated Statement of Operations....................          4
          Consolidated Statements of Cash Flows ..................         5-6
          Notes to Consolidated Financial Statements..............         7-9

                             DIGITAL RECORDERS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                           June 30, 1998          December 31,
                                                                            (Unaudited)               1997
                                                                           -------------         ------------
                                     ASSETS
Current Assets:
      Cash and cash equivalents                                            $    100,060          $    472,285
      Trade accounts receivable                                               2,537,617             3,173,959
      Other receivables                                                          27,342                54,288
      Inventories                                                             3,840,252             3,723,446
      Prepaids and other current assets                                          91,345                74,486
                                                                           ------------          ------------
                         Total current assets                                 6,596,616             7,498,464
                                                                           ------------          ------------

Property and equipment, net                                                     309,155               528,033
Goodwill, net                                                                 1,441,507             1,515,281
Intangible assets, net                                                          340,807               403,263
Other assets                                                                      5,715                 6,152
                                                                           ------------          ------------
                         TOTAL ASSETS                                      $  8,693,760          $  9,951,193
                                                                           ============          ============

                          LIABILITIES AND STOCKHOLDERS
Current Liabilities:
      Short-term bank borrowings                                           $    620,000          $  1,893,540
      Accounts payable                                                        1,160,991             1,112,285
      Accrued expenses                                                          101,481               237,048
      Accrued commissions                                                       178,644               261,165
      Accrued warranty reserve                                                  272,367               146,892
      Dividends payable                                                          39,825                39,825
      Deferred revenue                                                             --                  80,585
      Other current liabilities                                                  67,521                  --
                                                                           ------------          ------------
                         Total current liabilities                            2,440,829             3,771,340
                                                                           ------------          ------------

                         TOTAL LIABILITIES                                    2,440,829             3,771,340
                                                                           ------------          ------------

Series AAA Redeemable, Convertible, Nonvoting Preferred Stock,
      $.10 par value, Liquidation Preference of $5,000 per share,
      20,000 shares authorized; 354 shares
      issued and outstanding at June 30, 1998 and
      December 31, 1997, respectively                                         1,770,000             1,770,000

Stockholders' Equity:
      Common stock, $.10 par value, 10,000,000 shares
      authorized; 2,674,075 shares issued and outstanding at
      June 30, 1998 and December 31, 1997, respectively                         267,407               267,407
      Additional paid-in capital                                             10,574,969            10,694,443
      Translation adjustment                                                   (138,807)             (186,081)
      Accumulated deficit                                                    (6,220,638)           (6,365,916)
                                                                           ------------          ------------
                         Total stockholders' equity                           4,482,931             4,409,853
                                                                           ------------          ------------
                         TOTAL LIABILITIES AND STOCKHOLDERS EQUITY         $  8,693,760          $  9,951,193
                                                                           ============          ============

See accompanying notes to consolidated financial statements.

                             DIGITAL RECORDERS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                         UNAUDITED FINANCIAL HIGHLIGHTS


                                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                       JUNE 30,                        JUNE 30,
                                                                 1998            1997            1998            1997
                                                              -----------     -----------     -----------     -----------

Net Sales                                                     $ 2,964,033     $ 2,130,448     $ 5,172,408     $ 3,962,493
Cost of Sales                                                   1,550,684       1,253,921       2,862,700       2,137,585
                                                              -----------     -----------     -----------     -----------
         Gross Profit                                           1,413,349         876,527       2,309,709       1,824,908
Operating Expenses
         Selling, general and administrative                    1,620,409       1,106,947       2,877,345       2,112,261
         Engineering, Research and Development                    249,278         164,264         462,526         349,870
                                                              -----------     -----------     -----------     -----------
         Total Operating Costs                                  1,869,687       1,271,211       3,339,871       2,462,131
                                                              -----------     -----------     -----------     -----------

Operating Income (Loss)                                          (456,338)       (394,685)     (1,030,162)       (637,223)

         Other Income (expense), net                              (15,418)         11,883         (58,994)         40,037
                                                              -----------     -----------     -----------     -----------

         Income (Loss) Before Income Taxes                       (471,757)       (382,802)     (1,089,156)       (597,186)

         Income Tax Expense                                          --              --              --              --
                                                              -----------     -----------     -----------     -----------

         Income (Loss) from Continuing Operations                (471,757)       (382,802)     (1,089,156)       (597,186)
         Discontinued Operations  (Note 6):
                       Income from operations of
                         discontinued HIS division                   --           194,071         137,422         260,946
                       Gain on disposal of HIS division         1,097,012            --         1,097,012            --
                                                              -----------     -----------     -----------     -----------

Net Income (Loss)                                                 625,255        (188,731)        145,278        (336,240)

Preferred Dividend Requirements                                   (39,825)        (39,825)        (79,650)        (79,650)
                                                              -----------     -----------     -----------     -----------

         Net Income (Loss) Applicable to
           Common Stockholders                                $   585,430     $  (228,556)    $    65,628     $  (415,890)
                                                              ===========     ===========     ===========     ===========

Earnings per share:
         Net Income (loss) from continuing operations         $     (0.19)    $     (0.16)    $     (0.44)    $     (0.25)
         Net income from discontinued operation                      0.41            0.07            0.46            0.10
                                                              -----------     -----------     -----------     -----------
         Total Basic and Diluted Net Income
           (Loss) per Share                                   $      0.22     $     (0.09)    $      0.02     $     (0.16)
                                                              ===========     ===========     ===========     ===========

         Weight Average Number of Common Shares and Common
         Equivalent Shares Outstanding                          2,674,075       2,674,075       2,674,075       2,674,075

See accompanying notes to consolidated financial statements.

                             DIGITAL RECORDERS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

             For the six month periods ended June 30, 1998 and 1997


                                                                                  1998                 1997
                                                                              -----------          -----------
Cash flows from operating activities:
      Net  Income (Loss)                                                      $   145,278          $  (336,240)
      Adjustments to reconcile net loss to net cash
        used by operating activities:
            Depreciation and amortization of
             property and equipment                                               131,966              140,295
            Amortization of goodwill and intangible assets                        130,257              114,739
            Changes in operating assets and liabilities:
             Decrease (increase) in trade accounts receivable                     636,342           (1,389,333)
             Decrease in other receivables                                         26,946               45,914
             Decrease (increase) in inventories                                  (116,806)            (325,879)
             Decrease (Increase) in prepaids and other current assets             (16,859)             (79,279)
             Decrease (increase) in intangible assets                              (4,565)            (116,350)
             Decrease in other assets                                                 437                 --
             Increase (decrease) in accounts payable                               48,706             (164,308)
             Increase (decrease) in accrued expenses                              (92,613)              (5,282)
             (Decrease) in deferred revenue                                       (80,585)                --
             Increase in other current liabilities                                 67,521                 --
                                                                              -----------          -----------
               Net cash provided (used) by operating activities                   876,025           (2,115,723)
                                                                              -----------          -----------

Cash flows from investing activities:
      Purchases of property and equipment                                        (106,254)             (88,349)
      Sales of property and equipment                                             193,206
      Sales of intangible assets                                                   10,538                 --
      Sale (purchase)  of short-term investments - net                               --                338,898
                                                                              -----------          -----------
                Net cash provided (used)  by investing activities                  97,490              250,549
                                                                              -----------          -----------

Cash flows from financing activities:
      Proceeds from short-term bank borrowings                                  3,629,460            2,770,740
      Principal payments on short-term bank borrowings                         (4,903,000)          (1,736,000)
      Payment of dividends on preferred stock                                    (119,474)             (52,650)
                                                                              -----------          -----------
                 Net cash provided (used) by financing activities              (1,393,014)             982,090
                                                                              -----------          -----------

Effect of exchange rate changes                                                    47,274             (112,729)
                                                                              -----------          -----------

                 Net (decrease) in cash and cash equivalents                     (372,225)            (995,813)

Cash and cash equivalents at beginning of period                                  472,285            1,328,944
                                                                              -----------          -----------

Cash and cash equivalents at end of period                                    $   100,060          $   333,131
                                                                              ===========          ===========

Supplemental Disclosure of Cash Flow Information:
      Cash paid during the period for interest                                $    85,775          $    14,799
                                                                              ===========          ===========
      Cash paid during the period for income taxes                            $      --            $    51,800
                                                                              ===========          ===========

See accompanying notes to consolidated financial statements.

                             DIGITAL RECORDERS, INC.

          Consolidated Statements of Cash Flows, Continued (Unaudited)

             For the six month periods ended June 30, 1998 and 1997



Supplemental disclosures of noncash financing activities:


The Company declared $79,650 in dividends on Series AAA Preferred Stock in each of the six month periods ended June 30, 1998 and 1997. The Company paid $119,474 in cash dividends in the six month period ended June 30, 1998. The difference between dividends declared and dividends paid were the unpaid dividends as of December 31, 1997. During the six months period ended June 30, 1997, the Company paid cash dividends of $52,650 with $23,475 of the remaining declared dividends being offset against an other receivable, and $3,525 of the remaining declared dividends were unpaid.

                             DIGITAL RECORDERS, INC.

             Notes to Consolidated Financial Statements (Unaudited)

                             June 30, 1998 and 1997



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

           The accompanying condensed financial statements and related notes should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 1997. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full calendar year.

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

           The basic net income (loss) per common share has been computed based upon the weighted average of shares of common stock outstanding. Diluted net income (loss) per common share assuming dilution has been computed based upon the weighted average shares of common stock outstanding and shares that would have been outstanding assuming the issuance of common stock for all dilutive potential common stock outstanding. The Company's outstanding stock options and warrants represent the only dilutive potential common stock outstanding. The amounts of income (loss) used in the calculations of diluted and basic income
(loss) per common share were the same for all the periods presented. Diluted net income (loss) per common share is equal to the basic net income (loss) per common share for the six month periods ended June 30, 1998 and 1997, respectively, as all common equivalent shares from stock options and stock warrants would have an antidilutive effect. Cash dividends declared on the preferred stock during the period were deducted from net income or added to the net loss to determine the net income (loss) per share. Cash dividends declared were $79,650 for each of the six months ended June 30, 1998 and 1997, respectively.

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

                             DIGITAL RECORDERS, INC.

       Notes to Consolidated Financial Statements - Continued (Unaudited)

                             June 30, 1998 and 1997

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

(5) "AAA" Preferred Stock

           On April 6, 1998 the holders of the Series AAA Preferred Stock approved an amendment to the Company's Articles of Incorporation to (i) extend the mandatory redemption date of the Series AAA Preferred Stock (the "Preferred Shares") to December 31, 2003, (ii) permit the earlier redemption of the Preferred Shares at the Company's option at any time upon 30 days' written notice, (iii) increase the amount of the quarterly dividend payable with respect to each Preferred Share from $112.50 to $125.00, and (iv) increase the number of shares of Common Stock of the Company issuable upon conversion of each Preferred Share from 500 shares of Common Stock to 625 shares of Common Stock. The amendment was presented to a vote of the holders of Common Stock at the Shareholders Annual Meeting held June 30, 1998 and was approved by a majority of the holders of Common Stock.

(6) Sale of Highway Information Systems ("HIS") group

           On April 14, 1998, the Company sold its Highway Information Systems ("HIS") business group to Quixote Corporation for $2.8 million in cash plus other consideration of approximately $200,000. The Company realized a gain on disposal, before applicable income taxes, of $1,097,012. The income tax expense on this transaction, which the Company will offset with the tax loss carryforwards which existed as of December 31, 1997, totaled approximately $450,000. There were no sales revenues from the HIS business group for the three months ended June 30, 1998. HIS had sales revenues of 775,325 for the three months ended June 30, 1997, $685,930 for the sixth months ended June 30, 1998 and $1,341,490 for the six months ended June 30, 1997. The revenues of HIS comprised 12% and 25% of the Company's revenues in each of the six months ended June 30, 1998 and 1997, respectively. Net proceeds to the Company were used primarily to reduce bank borrowings under the Company's credit facility.

(7) Subsequent Events

           On June 30, 1998, Digital Recorders, Inc. (the Company) and Lite Vision Corporation, a Taiwan corporation ("Lite Vision"), entered into a share purchase agreement whereby Lite Vision agreed to purchase 400,000 shares of the Registrant's restricted Common Stock for a purchase price of $1,050,000. Lite Vision also acquired an option to purchase an additional 100,000 shares at $2.4375 per share exercisable for a three year period from the closing date. Lite Vision was granted "piggyback" registration rights on the shares purchased and the option shares which can be purchased commencing three years from the closing date. The closing occurred on July 24, 1998.

           Lite Vision is the developer and owner of certain technology used by the Company in its transit display systems. Mr. Joseph Tang, President of Lite Vision, was appointed to the Company's Board of Directors at the closing.

           On July 1, 1998, Digital Recorders, Inc. (the "Company"), Robinson Turney International, Inc. ("RTI"), Digital Recorders Acquisition, Inc., a wholly owned subsidiary of the Company (the "Subsidiary") and David L. Turney and Claude G. Robinson, the two shareholders of RTI (the "Shareholders") consummated an Agreement and Plan of Reorganization (the "Agreement") pursuant to which the Subsidiary merged into RTI (the "Merger"). A disinterested majority of the directors voting with respect to the transaction approved the Merger on behalf of the Company.

                             DIGITAL RECORDERS, INC.

       Notes to Consolidated Financial Statements - Continued (Unaudited)

                             June 30, 1998 and 1997

Subsequent Events - Continued

           Pursuant to the Merger, 200,000 restricted shares of the Company's Common Stock were issued to the Shareholders. For two years commencing July 1, 1998, the Shareholders have the right to include their shares on any registration statement which the Company files to register any of its securities under the Securities Act of 1933, as amended (the "Act"), in connection with a public offering for cash proceeds payable in whole or in part to the Company. After July 1, 1998 and before January 1, 1999, the Shareholders also have been granted the right to demand that the Company file a registration statement under the Act covering the 200,000 shares of Common Stock issued to them in the Merger.

           RTI is engaged in business development, marketing services, advisory services, and merger, acquisition and financing assignments for selected clients, including the Company, who are primarily in the transit and transportation equipment industries. RTI assigned a sublicense agreement and marketing agreement between RTI and TwinVision, Inc. to the Company and also assigned a management services agreement between RTI and Transit Media GmbH to the Company. Mr. Turney served as the Chairman of the Board and the Chief Executive Officer of RTI since he and Mr. Robinson co-founded RTI in August 1994. Their respective employment agreements with RTI were cancelled on effectiveness of the Merger. Mr. Turney has served as the Company's Chairman of the Board and Chief Executive Officer since April 1998 and as a director since May 1996. The Company entered into a consulting agreement with Mr. Robinson, commencing July 1, 1998 and extending through June 30, 1999 which maybe extended one additional year upon same terms and conditions at the mutual agreement of the Company and Mr. Robinson, to provide services for the manufacturing and operational support of the Company.


           On June 30, 1998, the Board of Directors of Digital Recorders, Inc. (the Company) authorized the extension of the term of its Redeemable Warrants to Purchase Common Stock (the "Warrants") sold in the Registrant's public offering in November 1994. As extended, the Warrants may be exercised at any time prior to 5:00 P.M. Eastern Time on April 30, 1999. All Warrants not exercised on or prior to such date shall expire, subject to the right of the Company to extend such date. All other terms of the Warrants remain unchanged.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

           Digital Recorders, Inc. (the "Company") designs, manufactures or contracts for the manufacture of, and sells information technology products through its two business groups, consisting of Transit Communication Systems ("TCS") and Digital Audio Company ("DAC"), and its two wholly-owned subsidiaries, Transit-Media GmbH ("Transit-Media") and TwinVision Corp. of North America, Inc. ("TwinVision"). On April 14, 1998, the Company divested the HIS business group as more fully described in Footnote 5 to the consolidated financial statements.

           The Company's products are currently marketed to the mass transit and law enforcement markets. Customers include municipalities, regional transportation districts, federal, state, and local departments of transportation, bus manufacturers, and law enforcement agencies or organizations. Sales to these customers are characterized by a lengthy sales cycle which generally extends for a period of two to twenty-four months. In addition, purchases by a majority of these customers are dependent on federal, state and local funding which may vary from year to year.

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

Results of Operations

           The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items included in the Company's Statements of Operations:


                                                THREE MONTHS ENDED    SIX MONTHS ENDED
                                                     JUNE 30,             JUNE 30,
                                                  1998       1997      1998      1997

Net Sales                                          100 %      100 %     100 %     100 %
Cost of Sales                                       52         59        55        54
                                                   ---        ---       ---       ---

       Gross Profit                                 48         41        45        46
Operating Expenses
       Selling, general and administrative          55         52        56        53
       Engineering, Research and Development         8          8         9         9
                                                   ---        ---       ---       ---
       Total Operating Expense                      63         60        65        62
                                                   ---        ---       ---       ---
Operating Income (Loss)                            (15)       (19)      (20)      (16)
       Other Income (Expense) - net                 (1)         1        (1)        1
       Net Income of Discontinued Operation         --          9         3         7
       Gain on sale of Discontinued Operation       37         --        21        --
                                                   ---        ---       ---       ---
Income (loss) before income taxes                   21         (9)        3        (8)
       Income tax expense                           --         --        --        --
                                                   ---        ---       ---       ---

Net Income (Loss)                                   21 %       (9) %      3 %      (8) %
                                                   ===        ===       ===       ===


Comparison of Three Months Ended June 30, 1998 and 1997.

           Net sales for the three months ended June 30, 1998 were $2,964,033, an increase of $833,584, or 39%, as compared to $2,130,448 for the comparable three months in 1997. Transit Communications System ("TCS") group, Transit Media GmbH and Digital Audio Company ("DAC") all realized increases over 1997 due to higher demand of systems.

           During the three months ended June 30, 1998, TCS sales increased $240,219, or 24%, from the corresponding three months in the prior year. The TCS business group is continuing to aggressively market its products; however, the timing of large orders may continue to cause fluctuations in TCS revenues.

           During the three months ended June 30, 1998, DAC sales increased $189,408, or 47%, from the corresponding three months in the prior year. This increase primarily related to higher international sales and completing a $163,192 for the FBI.

           During the three months ended June 30, 1998, Transit-Media sales increased $447,904, or 87%, from the corresponding three months in the prior year. This increase reflects the fact that this subsidiary was still in its start-up phase in the comparable three months of the prior year. During the three months ended June 30, 1998, TwinVision sales decreased $54,931 or 23% primarily due to fluctuations in bus builders' production schedules.

           Gross profit for the three months ended June 30, 1998 was $1,413,349, an increase of $536,822 or 61%, over gross profit of $876,527 for the three months ended June 30, 1997. As a percentage of sales, gross profit during the three months ended June 30, 1998 was 48% of net sales, as compared to 41% during the corresponding three months in 1997. The increase in gross profit percentage was caused primarily by higher service and programming revenues at TCS which have higher gross margins and higher sales at DAC having an 85.4% gross margin percent.

           Selling, general and administrative expenses during the three months ended June 30, 1998 were $1,620,409, an increase of $513,462, or 46%, as compared to expenses of $1,106,947 during the three months ended June 30, 1997. This increase is attributable to the overall growth of the Company and, specifically, to expense such as commissions and freight which are variable but included in this classification of expenses.

           Engineering, research and development expenses for the three months ended June 30, 1998 were $249,278, an increase of $85,014, or 52%, as compared to expenses of $164,264 during the three months ended June 30, 1997. This increase related primarily to additional product development in every business group but DAC.

           Operating losses increased by $61,653 from $394,685 for the three months ended June 30, 1997 to $456,338 for the three months ended June 30, 1998 primarily due to the factors set forth above.

           Total other income (expense) for the three months ended June 30, 1998 was a net expense of $15,418, an increase of $27,301 as compared to other income for the three months ended June 30, 1997 of $11,883. This difference was due primarily to a decrease in interest income, net of interest expense, as the Company decreased its cash and cash equivalents and increased its bank borrowings to fund working capital needs.

           The Company's financial statements contain, when necessary, a provision for income tax expense due to alternative minimum tax. For the three month periods ended June 30, 1998 and 1997, the Company did not record any income tax expense. As a result of the accumulated losses incurred in past years, the Company had a net operating loss carryforward for federal income tax purposes of $2,845,535 as of December 31, 1997. This carryforward will be available to offset federal taxable income, if any, through 2012. Also, as of December 31, 1997, one of the Company's subsidiaries had a net economic loss carryforward for state income tax purposes of $758,446, which will be available to offset future state taxable income, if any, through 2002. Following utilization of the existing federal and state loss carryforwards, the Company's future operations, if profitable, will be subject to income tax expense.

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

           On February 27, 1998 the Company renewed its $2,500,000 secured line of credit facility and $1,000,000 secured letter of credit facility through February of 1999. Effective August 1, 1998 the secured line of credit facility will be $3,000,000 and a $500,000 secured letter of credit facility through February of 1999. Both facilities are with the same financial institution. These facilities provide for short-term borrowings and import letters of credit, are subject to certain loan covenants, are secured by substantially all of the Company's accounts receivable, inventory and equipment, and bear interest, payable monthly, at the 90 day LIBOR base rate plus 4.0%. At June 30, 1998, there were $620,000 of borrowings outstanding under the line of credit agreement. In addition, at June 30, 1998, there was $127,380 committed under import letters of credit for inventory purchases from an overseas supplier.

           As of June 30, 1998, the Company's principal sources of liquidity included cash and cash equivalents of $100,060, accounts receivable of $2,537,617 and short-term bank borrowings of $620,000 providing the Company with net working capital of $4,031,019.

           The Company's operating activities including the transaction disposing of the discontinued HIS operation provided cash of $1,000,793 during the six month period ended June 30, 1998 and used cash of $2,115,723 for six months ended June 30, 1997. For the six month period ended June 30, 1998, decreases in accounts receivable of $636,342 was the primary component of changes in working capital. Working capital requirements will increase with growth in the Company's sales, primarily due to the span between the time the Company must pay its suppliers and the time the Company receives payment from its customers, particularly its governmental customers and bus manufactures in Europe.

           The Company's investing activities provided cash of $97,490 and $250,549 during the six month periods ended June 30, 1998 and 1997, respectively. Investing activities during the six month period ended June 30, 1998 related primarily to the sale of assets in the disposition of the discontinued HIS division. Investing activities during the six month period ended June 30, 1997 related to capital expenditures of $88,349 and net proceeds received from sale of short-term investments totaling $338,898.

           The Company's financing activities used cash of $1,393,014 during the six month period ended June 30, 1998 and provided cash of $982,090 during the six month period ended June 30, 1997. Financing activities during the six month period ended June 30, 1998 related to the net reduction of short-term bank borrowings totaling $1,273,540 and to the payment of dividends on preferred stock of $119,474. Cash received from the sale of the HIS division was primarily used to reduce the short-term bank debt. Financing activities during the six months ended June 30, 1997 related primarily to net proceeds from short-term bank borrowings totaling $1,034,740 and to the payment of dividends on preferred stock totaling $52,650.

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

Year 2000 Issue

          The Company is conducting a review of its computer systems to identify the systems that could be affected by the Year 2000 issue, and is developing a remediation plan , if warranted, to resolve any issues if warranted. The issue is whether the computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Based on the initial review of the computer systems, management does not believe the cost of any remediation effort will be material to the Company's financial performance.


                            PART II OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None.

ITEM 2 .  CHANGES IN SECURITIES AND USE OF PROCEEDS

          None.

ITEM 3.   DEFAULTS  UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (A)        The annual meeting of shareholders was held June 30, 1998

          (B) The following were elected directors to hold office for one-year terms or until their successors are elected and qualified.

                                                     Votes For        Withheld
                                                     ---------        --------

                     David L. Turney                 2,488,551         17,660
                     J. Phillips L. Johnston         2,488,551         17,660
                     John D. Higgins, Sr             2,459,126         47,085
                     D. James Meese, Jr              2,486,867         19,344
                     John K. Pirotte                 2,487,151         19,060
                     John M. Reeves, II              2,460,988         45,223
                     Juliann Tenney                  2,488,551         17,660
                     John W. Thomas, Jr              2,488,551         17,660

          (C) To consider and act upon a proposal to approve an amendment to the Company's 1993 Incentive Stock Option Plan to permit the issuance of an additional 150,000 shares of Common Stock pursuant to the Plan.

                                 For                          1,333,938
                                 Against                         60,595
                                 Abstain                         23,311
                                 Not voted                    1,088,367

          (D) To consider and act upon a proposal to approve an amendment to the Company's Articles of Incorporation to
                     (I) extend the mandatory redemption date of the shares of Series AAA Preferred Stock (the "Preferred Shares") to December 31, 2003, (ii) permit the earlier redemption of the Preferred Shares at the Company's option at any time upon 30 days written notice (iii) increase the amount of the quarterly dividend payable with respect to each Preferred Share from $112.50 to $125.00 and (iv) increase the number of shares of Common Stock of the Company issuable upon conversion of each Preferred Share from 500 shares of Common Stock, to be effective as of the originally scheduled mandatory redemption date which applies to each Preferred share.

                                 For                         1,362,150
                                 Against                        35,153
                                 Abstain                        20,541
                                 Not Voted                   1,088,367

          (E) To ratify the appointment of McGladrey & Pullen LP as the independent certified public accountants of the Company.

                                 For                         2,482,721
                                 Against                        11,000
                                 Abstain                        12,490

ITEM 5.  OTHER INFORMATION

          None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (A)       EXHIBITS

                      27    Financial Data Schedule

          (B) The Company filed a report on Form 8-K, dated April 14, 1998, regarding the divestiture of the Highway Information Systems business group.

          (C) The Company filed a report on Form 8-K, dated May 12, 1998, regarding a change in the Company's independent public accountants.

          (D) The Company filed a report on Form 8-K, dated August 5, 1998 regarding the Board of Director's approval of extending the term of Redeemable Warrants to April 30, 1999.

          (E) The Company filed a report on Form 8-K, dated August 5, 1998 regarding the Lite Vision Corporation Common Stock Share Agreement.

          (F) The Company filed a report on Form 8-K, dated August 5, 1998 regarding the Robinson-Turney International ("RTI") Agreement and Plan of Reorganization.




                                   SIGNATURES


          In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                              DIGITAL RECORDERS, INC.


Dated: August 14,  1998       By:  /s/ DAVID L. TURNEY
                                  --------------------
                                   David L. Turney, Chairman of the Board and
                                   Chief Executive Officer

Dated: August 14,  1998       By:  /s/ LAWRENCE A. TAYLOR
                                  -----------------------
                                   Lawrence A. Taylor, Chief Financial Officer