Form 10QSB
period 1998-09-30
DIGITAL RECORDERS INC
filed 1998-11-12
CIK 853695

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

           For the transition period from __________ to _____________

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

                                    Yes X No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity
                   Common stock: 3,274,075 shares outstanding
                             as of November 11, 1998

Transitional Small Business Disclosure Format (check one);       Yes      No  X

                          PART 1 FINANCIAL INFORMATION


ITEM 1.   FINANCIAL  STATEMENTS


                   Index to Consolidated Financial Statements
                   ------------------------------------------

ITEM                                                                        PAGE
Financial Statements:

      Consolidated Balance Sheets..........................................  3
      Consolidated Statements of Operations................................  4
      Consolidated Statements of Cash Flows ...............................  5-6
      Notes to Consolidated Financial Statements...........................  7-9

                             DIGITAL RECORDERS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                     September 30, 1998   December 31, 1997
                     ASSETS                             (Unaudited)           (Audited)
                                                     ------------------   -----------------
Current Assets:
   Cash and cash equivalents                             $  354,332           $  472,285
   Trade accounts receivable                              2,959,290            3,173,959
   Other receivables                                         26,813               54,288
   Inventories                                            3,852,656            3,723,446
   Prepaids and other current assets                        140,845               74,486
                                                         ----------           ----------
           Total current assets                           7,333,936            7,498,464
                                                         ----------           ----------

Property and equipment, net                                 291,080              528,033
Goodwill, net                                             1,412,090            1,515,281
Intangible assets, net                                      333,396              403,263
Other assets                                                 21,996                6,152
                                                         ----------           ----------
           TOTAL ASSETS                                  $9,392,498           $9,951,193
                                                         ==========           ==========

               LIABILITIES AND STOCKHOLDERS

Current Liabilities:
  Short-term bank borrowings Note 4)                    $  600,000            $1,893,540
  Accounts payable                                         687,708             1,112,285
  Accrued expenses                                          96,685               237,048
  Accrued commissions                                      235,671               261,165
  Accrued warranty reserve                                 226,657               146,892
  Dividends payable                                         39,825                39,825
  Deferred revenue                                                                80,585
  Other current liabilities                                209,741                 --
                                                        ----------            ----------
           Total current liabilities                     2,096,287             3,771,340
                                                        ----------            ----------

           TOTAL LIABILITIES                             2,096,287             3,771,340
                                                        ----------            ----------

Series AAA Redeemable, Convertible, Nonvoting
    Preferred Stock, $.10 par value, Liquidation
    Preference of $5,000 per share, 20,000 shares
    authorized; 354 shares issued and outstanding
    at September 30, 1998 and December 31, 1997,
    respectively                                         1,770,000             1,770,000

Stockholders' Equity: Common stock, $.10 par
    value, 10,000,000 shares authorized; 3,274,075
    shares issued and outstanding at September 30,
    1998 and 2,674,075 shares issues and
    outstanding at December 31, 1997. (Notes 7
    and 8)                                                 327,407               267,407

     Additional paid-in capital                         11,539,802            10,694,443
     Translation adjustment                                   (351)             (186,081)
     Accumulated deficit                                (6,340,646)           (6,365,916)
                                                       -----------           -----------
        Total stockholders' equity                       5,526,211             4,409,853
                                                       -----------           -----------
        TOTAL LIABILITIES AND STOCKHOLDERS EQUITY       $9,392,498           $ 9,951,193
                                                       ===========           ===========

See accompanying notes to consolidated financial statements

                            DIGITAL RECORDERS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                         UNAUDITED FINANCIAL HIGHLIGHTS

                                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                SEPTEMBER 30,
                                                                     1998           1997          1998            1997
Sales                                                             $ 3,297,574    $ 3,367,571    $ 8,469,983    $ 7,330,064
Cost of Sales                                                       1,743,697      1,967,103      4,606,396      4,025,756
                                                                  -----------    -----------    -----------    -----------
      Gross Profit                                                  1,553,878      1,400,468      3,863,587      3,304,309
Operating Expenses
      Selling, general and administrative                           1,339,865      1,392,203      4,086,952      3,498,485
      Engineering, research and development                           263,948        214,705        726,474        564,574
                                                                  -----------    -----------    -----------    -----------
      Total Operating Costs                                         1,603,813      1,606,908      4,813,427      4,063,059
                                                                  -----------    -----------    -----------    -----------

Operating Income (Loss)                                              (49,935)      (206,439)      (949,840)      (758,750)

      Other Income (Expense), net                                    (68,809)       (62,390)      (258,060)      (107,265)
                                                                  -----------    -----------    -----------    -----------

      Income (Loss) Before Income Taxes                             (118,744)      (268,830)    (1,207,900)      (866,015)

      Income Tax Expense                                                --             --             --             --
                                                                  -----------    -----------    -----------    -----------

      Income (Loss) from Continuing Operations                      (118,744)      (268,830)    (1,207,900)      (866,015)
      Discontinued Operations  (Note 6)
            Income from operations of discontinued HIS division         --          131,367        137,422        392,313
            Gain on disposal of HIS division                                           --        1,097,012           --
                                                                  -----------    -----------    -----------    -----------

Net Income (Loss)                                                   (118,744)      (137,462)        26,534       (473,702)

Preferred Dividend Requirements                                      (39,825)       (39,825)      (119,475)      (119,475)
                                                                  -----------    -----------    -----------    -----------

      Net Income (Loss) Applicable to Common Stockholders        $  (158,569)   $  (177,287)   $   (92,941)   $  (593,177)
                                                                  ===========    ===========    ===========    ===========

Earnings per share:
      Net Income (Loss) from continuing operations               $     (0.05)   $     (0.12)   $     (0.46)   $     (0.37)
      Net income from discontinued operations                           --             0.05           0.43           0.15
                                                                  -----------    -----------    -----------    -----------
      Total Basic and Diluted Net Income (Loss) per  Share       $     (0.05)   $     (0.07)   $     (0.03)   $     (0.22)
                                                                  ===========    ===========    ===========    ===========

      Weight Average Number of Common Shares and Common
      Equivalent Shares Outstanding                                3,252,900      2,674,075      2,867,700      2,674,075


See accompanying notes to consolidated financial statements.

                            DIGITAL RECORDERS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                  SEPTEMBER 30,
                                                                       1998           1997            1998          1997
Cash flows from operating activities:
      Net  Income (Loss)                                            $  (118,744)   $  (137,462)   $    26,534    $  (473,702)
      Adjustments to reconcile net loss to net cash provided
      (used)  by operating activities:
      Depreciation and amortization of
      property and equipment                                             48,551         56,857        180,517        197,152
      Amortization of goodwill and intangible assets                     66,268         66,670        196,525        181,409
      Other non-cash expenses                                              --           21,000           --           21,000
Changes in operating assets and liabilities:
      Decrease (increase) in trade accounts receivable                 (421,674)    (1,184,409)       214,668     (2,573,742)
      Decrease in other receivables                                         529         10,625         27,475         56,539
      Decrease (increase) in inventories                                (12,405)      (598,706)      (129,211)      (924,585)
      Decrease (increase) in prepaids and other current assets          (64,499)        79,359        (81,358)            80
      Decrease (increase) in intangible assets                          (29,439)        (3,452)       (34,004)      (119,802)
      Decrease (increae) in other assets                                 (1,279)           948           (842)           948
      Increase (decrease) in accounts payable                          (473,283)        (4,622)      (424,577)      (168,930)
      Increase (decrease) in accrued expenses                            22,155        152,702        (70,458)       147,420
      (Decrease) in deferred revenue                                       --             --          (80,585)          --
      (Decrease) increase in other current liabilities                  125,322           --          192,843           --
                                                                    -----------    -----------    -----------    -----------
                Net cash provided (used) by operating activities       (858,498)    (1,540,490)        17,527     (3,656,213)
                                                                    -----------    -----------    -----------    -----------

Cash flows from investing activities:
      Purchases of property and equipment                               (30,516)      (127,639)      (136,770)      (215,988)
      Sales of property and equipment                                      --                         193,206
      Sales of intangible assets                                           --             --           10,538           --
      Sale (purchase)  of short-term investments - net                     --        1,267,524           --        1,606,422
                                                                    -----------    -----------    -----------    -----------
                Net cash provided (used)  by investing activities       (30,516)     1,139,885         66,974      1,390,434
                                                                    -----------    -----------    -----------    -----------

Cash flows from financing activities:
      Issuance of common stock                                        1,064,656           --        1,064,656           --
      Proceeds from short-term bank borrowings                        1,150,000      2,662,532      4,779,461      5,433,272
      Principal payments on short-term bank borrowings               (1,170,000)    (2,532,000)    (6,073,000)    (4,268,000)
      Payment of dividends on preferred stock                           (39,825)       (26,325)      (159,300)       (78,975)
                                                                    -----------    -----------    -----------    -----------
                Net cash provided (used) by financing activities      1,004,831        104,207       (388,183)     1,086,297
                                                                    -----------    -----------    -----------    -----------

Effect of exchange rate changes                                         138,455        147,660        185,729         34,931
                                                                    -----------    -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents                    254,272       (148,738)      (117,953)    (1,144,551)

Cash and cash equivalents at beginning of period                        100,060        333,131        472,285      1,328,944
                                                                    -----------    -----------    -----------    -----------

Cash and cash equivalents at end of period                          $   354,332    $   184,393    $   354,332    $   184,393
                                                                    ===========    ===========    ===========    ===========

Supplemental Disclosure of Cash Flow Information:
      Cash paid during the period for interest                      $    13,372    $    19,504    $    99,147    $    34,303
                                                                    ===========    ===========    ===========    ===========
      Cash paid during the period for income taxes                  $      --      $    19,000    $      --      $    70,800
                                                                    ===========    ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

                          DIGITAL RECORDERS, INC.

       Consolidated Statements of Cash Flows, Continued (Unaudited)

      For the three month periods ended September 30, 1998 and 1997



Supplemental disclosures of non cash financing activities:


    The Company declared $39,825 in dividends on Series AAA Preferred Stock in each of the three month periods ended September 30, 1998 and 1997. The Company paid $159,300 in cash dividends in the nine month period ended September 30, 1998. The difference between dividends declared and dividends paid were the unpaid dividends as of December 31, 1997. During the nine month period ended September 30, 1997, the Company paid cash dividends of $92,475 with $23,475 of the remaining declared dividends being offset against another receivable, and $3,525 of the remaining declared dividends were unpaid.

                                     DIGITAL RECORDERS, INC.

                      Notes to Consolidated Financial Statements (Unaudited)

                                   September 30, 1998 and 1997



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

          The accompanying condensed financial statements and related notes should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 1997. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full calendar year.

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

          The basic net income (loss) per common share has been computed based upon the weighted average of shares of common stock outstanding. Diluted net income (loss) per common share assuming dilution has been computed based upon the weighted average shares of common stock outstanding and shares that would have been outstanding assuming the issuance of common stock for all dilutive potential common stock outstanding. The Company's outstanding stock options and warrants represent the only dilutive potential common stock outstanding. The amounts of loss used in the calculations of diluted and basic income loss per common share were the same for all the periods presented. Diluted net loss per common share is equal to the basic net loss per common share for the nine month periods ended September 30, 1998 and 1997, respectively, as all common equivalent shares from stock options and stock warrants would have an antidilutive effect. Cash dividends declared on the preferred stock during the period were added to the net loss to determine the net loss per share. Cash dividends declared were $119,474 for each of the nine months ended September 30, 1998 and 1997, respectively.

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

                               DIGITAL RECORDERS, INC.

        Notes to Consolidated Financial Statements - Continued (Unaudited)

                             September 30, 1998 and 1997

(4)  Debt

          On February 26, 1998, the Company renewed its $2,500,000 secured line of credit facility and $1,000,000 secured letter of credit facility through February of 1999. August 1, 1998 the amount of funds available under the secured line of credit facility increased to $3,000,000 and secured letter of credit decreased to $500,000. Both facilities are with the same financial institution. These facilities provide for short-term borrowings and import letters of credit, are subject to certain loan covenants, are secured by substantially all of the Company's accounts receivable, inventory and equipment, and bear interest, payable monthly, at the 90 day LIBOR base rate plus 4.0%. Presently the borrowing base and credit line availability is computed at eighty percent (80%) of all U.S. trade accounts receivable less those accounts exceeding ninety days (90) outstanding. At September 30, 1998, the Company had borrowed $600,000 against the availability of $1,227,273.

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

(6)  Sale of Highway Information Systems ("HIS") group

          On April 14, 1998, the Company sold its Highway Information Systems ("HIS") business group to Quixote Corporation for $2.8 million in cash plus other consideration of approximately $200,000. The Company realized a gain on disposal, before applicable income taxes, of $1,097,012. The income tax expense on this transaction, which the Company will offset with the tax loss carryforwards which existed as of December 31, 1997, totaled approximately $450,000. There were no sales revenues from the HIS business group for the three months ended September 30, 1998. HIS had sales revenues of $517,216 for the three months ended September 30, 1997, $685,930 for the nine months ended September 30, 1998 and $1,916,706 for the nine months ended September 30, 1997. The revenues of HIS comprised 8% and 21% of the Company's revenues in each of the nine months ended September 30, 1998 and 1997, respectively. Net proceeds to the Company were used primarily to reduce bank borrowings under the Company's secured line of credit facility.

(7)  Lite Vision Corporation Share Purchase Agreement

          On June 30, 1998, the Company and Lite Vision Corporation, a Taiwan corporation ("Lite Vision"), entered into a share purchase agreement whereby Lite Vision agreed to purchase 400,000 shares of the Registrant's restricted Common Stock for a purchase price of $1,050,000. Lite Vision also acquired an option to purchase an additional 100,000 shares at $2.4375 per share exercisable for a three year period from the closing date. Lite Vision was granted "piggyback" registration rights on the shares purchased and the option shares which can be purchased. The closing occurred on July 24, 1998.

     Lite Vision is the developer and owner of certain technology used by the Company in its transit display systems. Mr. Joseph Tang, President of Lite Vision, was appointed to the Company's Board of Directors at the closing.

                              DIGITAL RECORDERS, INC.

         Notes to Consolidated Financial Statements - Continued (Unaudited)

                            September 30, 1998 and 1997

(8)  RTI \ DRI Reorganization

          On July 1, 1998, the Company, Robinson Turney International, Inc. ("RTI"), Digital Recorders Acquisition, Inc., a wholly owned subsidiary of the Company (the "Subsidiary") and David L. Turney and Claude G. Robinson, the two shareholders of RTI (the "Shareholders") consummated an Agreement and Plan of Reorganization (the "Agreement") pursuant to which the Subsidiary merged into RTI (the "Merger"). A disinterested majority of the directors voting with respect to the transaction approved the Merger on behalf of the Company.

          Pursuant to the Merger, 200,000 restricted shares of the Company's Common Stock were issued to the RTI Shareholders. For two years commencing July 1, 1998, the RTI Shareholders have "piggyback" registration rights and until January 1, 1999, the Shareholders also have demand registration rights covering the 200,000 shares of Common Stock issued to them in the Merger.

          RTI is engaged in business development, marketing services, advisory services, and merger, acquisition and financing assignments for selected clients, including the Company, who are primarily in the transit and transportation equipment industries. RTI assigned a sublicense agreement and marketing agreement between RTI and TwinVision, Inc. to the Company and also assigned a management services agreement between RTI and Transit Media GmbH to the Company. Mr. Turney served as the Chairman of the Board and the Chief Executive Officer of RTI since he and Mr. Robinson co-founded RTI in August 1994. Their respective employment agreements with RTI were cancelled on effectiveness of the Merger. Mr. Turney has served as the Company's Chairman of the Board and Chief Executive Officer since April 1998 and as a director since May 1996. The Company entered into a consulting agreement with Mr. Robinson, commencing July 1, 1998 and extending through June 30, 1999 (which may be extended one additional year upon same terms and conditions at the mutual agreement of the Company and Mr. Robinson,) to provide services for the manufacturing and operational support of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

          The Company designs, manufactures or contracts for the manufacture of, and sells information technology products through its two business groups, consisting of Transit Communication Systems ("TCS") and Digital Audio Company ("DAC"), and its two wholly-owned subsidiaries, Transit-Media GmbH ("Transit-Media") and TwinVision, na, Inc. ("TV"). On April 14, 1998, the Company divested the Highway Information Systems ("HIS") business group as more fully described in Footnote 6 to the consolidated financial statements.

          The Company's products are currently marketed to the transit, transportation and law enforcement markets. Customers include municipalities, regional transit districts, federal, state, and local departments of transportation, bus manufacturers, and law enforcement agencies or organizations. Sales to these customers are characterized by a lengthy sales cycle which generally extends for a period of two to twenty-four months. In addition, purchases by a majority of these customers are dependent on federal, state and local funding which may vary from year to year.

          The following discussion provides an analysis of the Company's results of operations and liquidity and capital resources. This should be read in conjunction with the consolidated financial statements of the Company and notes thereto. The operating results of the periods presented were not significantly affected by inflation.

RESULTS OF OPERATIONS

          The following table sets forth the percentage of revenues represented by certain items included in the Company's Statements of Operations:


                                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                                    SEPTEMBER 30,             SEPTEMBER 30,
                                                  ------------------        -----------------
                                                   1998        1997          1998        1997
                                                   ----        ----          ----        ----
Net Sales                                           100 %       100 %         100 %       100 %
Cost of Sales                                        53          58            54          55
                                                    ---         ---           ---         ---
  Gross Profit                                       47          42            46          45
Operating Expenses
  Selling, general and administrative                41          41            48          48
  Engineering, Research and Development               8           6             9           8
                                                    ---         ---           ---         ---
  Total Operating Expense                            49          48            57          55
                                                    ---         ---           ---         ---
Operating Income (Loss)                              (2)         (6)          (11)        (10)
  Other Income (Expense) - net                       (2)         (2)           (3)         (1)
                                                    ---         ---           ---         ---
Net Income from continuing operations                (4)         (8)          (14)        (12)
  Income tax expense                                 --          --            --          --
                                                    ---         ---           ---         ---
Net Income from continuing operations                (4)         (8)          (14)        (12)
Discontinued Operation:
  Net Income of discontinued operation               --           4             2           5
  Gain on disposal of HIS division                   --          --            13          --
                                                    ---         ---           ---         ---
Net Income (Loss)                                    (4)%        (4)%           0 %        (6)%
                                                    ===         ===           ===         ===

Comparison of Three Months Ended September 30, 1998 and 1997.

        Net sales for the three months ended September 30, 1998 were $3,297,574, a decrease of $69,997 or 2.1%, as compared to $3,367,571 for the comparable three months in 1997. The TCS group and TV experienced increases over 1997. Transit Media and DAC realized sales decreases. DAC experienced extraordinary high third quarter sales in 1997 due to one exceptionally large order of $398,000 being shipped. Primarily in the Transit-Media and TV groups, the company experienced substantial re-scheduling of deliveries by customers pushing sales of the third quarter of 1998 into future periods.

        During the three months ended September 30, 1998, TCS sales increased $132,984 or 17.2% from the corresponding three months in the prior year. TCS sales increased from $772,090 in 1997 to $905,074 in 1998. The increase reflects TCS having improved market share. TCS business is subject to delivery schedules of customers causing period to period fluctuations in revenues.

        During the three months ended September 30, 1998, DAC sales decreased $217,312, or 23.4%, from the corresponding three months in the prior year. DAC sales decreased from $927,315 in 1997 to $710,003 in 1998. The higher third quarter sales for 1997 was primarily the result of a $398,000 (43% of the total third quarter DAC revenues) order being shipped.

        Transit-Media sales decreased 31.9% from $645,216 in the third quarter in 1997 to $439,553 in 1998. The decrease was substantially due to customer delivery schedules changing on short notice.

        During the three months ended September 30, 1998, TV sales increased $303,710 or 29.7%. TV sales increased from $1,022,950 in 1997 to $1,326,660 in
1998. This increase is the result of additional market share capture and market acceptance of the LEDOT(R) destination sign systems.

        Gross profit for the three months ended September 30, 1998 was $1,553,878, an increase of $153,406 or 11%, over gross profit of $1,400,468 for the three months ended September 30, 1997. As a percentage of sales, gross profit during the three months ended September 30, 1998 was 47.1% of net sales, as compared to 41.6% during the corresponding three months in 1997. The increase in gross profit percentage was caused primarily by a combination of improved pricing and reduced costs in the three transit related (TCS, TM and TV) business units.

        Selling, general and administrative expenses during the three months ended September 30, 1998 were $1,339,865, a decrease of $52,338 or 3.8%, as compared to expenses of $1,392,203 during the three months ended September 30, 1997.

        Engineering, research and development expenses for the three months ended September 30, 1998 were $263,948, an increase of $49,243, or 22.9%, as compared to expenses of $214,705 during the three months ended September 30, 1997. This increase related primarily to additional product development and additional engineering personnel for sustaining product engineering.

         Operating losses decreased by $156,504 from $206,439 for the three months ended September 30, 1997 to $49,935 for the three months ended September 30, 1998 primarily due to the factors set forth above.

         Total other income (expense) for the three months ended September 30, 1998 was a net expense of $68,809, an increase of $6,418 as compared to a net expense for the three months ended September 30, 1997 of $63,390.

        The Company's financial statements contain, when necessary, a provision for income tax expense due to alternative minimum tax. For the three month periods ended September 30, 1998 and 1997, the Company did not record any income tax expense. As a result of the accumulated losses incurred in past years, the Company had a net operating loss carry forward for federal income tax purposes of $2,845,535 as of December 31, 1997. This carry forward will be available to offset federal taxable income, if any, through 2012. Also, as of December 31, 1997, one of the Company's subsidiaries had a net economic loss carry forward for state income tax purposes of $593,616, which will be available to offset future state taxable income, if any, through 2002. Following utilization of the existing federal and state loss carry forwards, the Company's future operations, if profitable, will be subject to income tax expense.

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

         On February 26, 1998, the Company renewed its $2,500,000 secured line of credit facility and $1,000,000 secured letter of credit facility through February of 1999. August 1, 1998 the amount of funds available under the secured line of credit facility increased to $3,000,000 and secured letter of credit decreased to $500,000. Both facilities are with the same financial institution. These facilities provide for short-term borrowings and import letters of credit, are subject to certain loan covenants, are secured by substantially all of the Company's accounts receivable, inventory and equipment, and bear interest, payable monthly, at the 90 day LIBOR base rate plus 4.0%. At September 30, 1998, there were $600,000 of borrowings outstanding under the line of credit agreement. In addition, at September 30, 1998, there was $452,814 committed under import letters of credit for inventory purchases from an overseas supplier.

         As of September 30, 1998, the Company's principal sources of liquidity included cash and cash equivalents of $354,332, trade accounts receivable of $2,959,290, inventory of $3,852,656 and short-term bank borrowings of $600,000 providing the Company with net working capital of $5,237,649.

         The Company's operating activities for the three months ended September 30, 1998 decreased cash in the amount of $858,498 consisting of higher quarter ended trade accounts receivable due to September revenues being the highest of three months and lower trade accounts payable over June 30, 1998 balance. For the three months ended September 30, 1997, the decrease in cash from operating activities totaled $1,540,490 and was the result of higher trade accounts receivable and higher inventories (primarily in the Transit-Media and TV groups). Working capital requirements will increase with growth in the Company's sales, primarily due to the span between the time the Company must pay its suppliers and the time the Company receives payment from its customers, particularly its governmental customers and bus manufactures in Europe.

         The Company's investing activities used cash of $30,516 in the quarter ended September 30, 1998 primarily for computer systems related expenditures. For the same time period in 1997, the sale of short term investments accounted for the majority of net cash provided of $1,139,885.

         The Company's financing activities provided net cash of $1,004,831 during the three month period ended September 30, 1998 and provided cash of $104,207 during the three month period ended September 30, 1997. The $1,050,000 net investment by Lite Vision (see Note 7 on Page 8) was recorded in the third quarter of 1998. The remaining amounts of cash used in financing activities was for "AAA" preferred stock dividends and slight net increase in short term borrowings through the revolving credit facility. Financing activities during the three month period ended September 30, 1997 provided cash related primarily to the net increase in short term borrowings.

         The Company's cash requirements, other than for normal operating expenses, will relate to the development of new products and enhancement of existing products, financing anticipated growth, and the possible acquisition of products or technologies complementary to the Company's business. The Company believes a combination of its net working capital, the borrowing capacity available under its credit facility, the cash proceeds received from the sale in April 1998 of the HIS business group and the modification of the terms of the Series AAA Preferred Stock will provide the liquidity and capital resources necessary to satisfy the Company's currently anticipated cash requirements for 1998.

FORWARD-LOOKING STATEMENTS

         The statements contained herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include expectations of trends to continue through the remainder of the current and the forthcoming fiscal year, including the development and introduction of new products. Forward-looking statements involve a number of risks and uncertainties. Among other factors that could cause actual results to differ materially are the following: business conditions and growth in the markets in which the Company participates and the general economy; competitive factors, such as the entry of new competitors into any of the markets in which the Company participates; price pressures and increased competition in those markets; inventory risks due to shifts in market demand and/or price erosion of purchased components; changes in product mix; timely collection of accounts receivable; inadequacy of the Company's working capital and existing credit arrangement to fund its operations; and the risk factors listed from time to time in the Company's SEC reports, including but not limited to the Company's reports on Form 10-QSB, 8-K, 10-KSB, Annual Reports to Shareholders, and reports or other documents filed pursuant to the Securities Act of 1933 or the Securities Exchange Act of 1934. All forward-looking statements included herein are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements due to the factors cited above. As a result of these factors, there can be no assurance the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which would materially and adversely affect the Company's business, financial condition and results of operations.

YEAR 2000 ISSUE

        The Company is conducting a review of its computer systems to identify the systems that could be affected by the Year 2000 issue, and is developing a remediation plan , if warranted, to resolve any issues. The issue is whether the computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

        The Company has inquiries to suppliers of components and its processing vendors that, in instances where the Company utilizes software or hardware that is not Year 2000 compliant, such vendors are implementing plans to address Year 2000 issues.

        Year 2000 issues may also affect the computer systems of the Company's financing source. The Company has made inquiry of its financing source and has been advised that its financing source is or will be Year 2000 compliant in sufficient time to allow for testing and system implementation before December 31, 2000.

        Based on the initial review of the computer systems, management does not anticipate the expenditures to achieve Year 2000 compliance will exceed $30,000.

                            PART II OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

        None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.   DEFAULTS  UPON SENIOR SECURITIES

        None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.  OTHER INFORMATION

        None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

        (a)     EXHIBITS

                  27       Financial Data Schedule

(b)      REPORTS on  FORM 8-K

        (1) The Company filed a report on Form 8-K, dated August 5, 1998 regarding the Board of Director's approval of extending the term of Redeemable Warrants to April 30, 1999.

        (2) The Company filed a report on Form 8-K, dated August 5, 1998 regarding the Lite Vision Corporation Common Stock Share Agreement.

        (3) The Company filed a report on Form 8-K, dated August 5, 1998 regarding the Robinson-Turney International Agreement and Plan of Reorganization.

                                   SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DIGITAL RECORDERS, INC.

Dated: November 11,  1998           By:  /s/ DAVID L. TURNEY
                                        ---------------------------------------
                                    David L. Turney, Chairman of the Board and
                                    Chief Executive Officer

Dated: November 11, 1998            By:  /s/ LAWRENCE A. TAYLOR
                                        ----------------------------------------
                                    Lawrence A. Taylor, Chief Financial Officer