Form 10KSB
period 1998-12-31
DIGITAL RECORDERS INC
filed 1999-03-24
CIK 853695

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                             OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] for the transition period from ____________ to ____________

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

                                      NONE
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

The issuer's revenues for its most recent fiscal year were $14,239,251.

As of March 3, 1999, 3,274,075 shares of the issuer's Common Stock were outstanding. The aggregate market value of the 2,372,267 shares of Common Stock held by non-affiliates was $4,003,201 as of March 3, 1999. The market value of the shares was calculated based on the closing bid price of such shares on The Nasdaq SmallCap Market on such date.

                      DOCUMENTS INCORPORATED BY REFERENCE:
The information required by Part III of this annual report is incorporated by reference to the Registrant's definitive proxy statement if filed with the Commission on or before March 31, 1999 or if such proxy statement is not filed, will be filed with the Commission as an amendment to this Form 10-KSB under the cover of Form 10-KSB/A not later than April 30, 1999.

Transitional Small Business Disclosure Format:  Yes      No  X

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

         Digital Recorders, Inc. (the "Company") incorporated in 1983 designs, manufactures or contracts for the manufacturing of, and sells information technology products primarily through two major business segments. These segments are 1) the transportation products segment ("TPS"); and, 2) the law enforcement and surveillance segment. TPS consists of Transit Communication Systems ("TCS") and two wholly-owned subsidiaries, Transit-Media GmbH ("Transit-Media") and TwinVision Corp. of North America, Inc. ("TwinVision"). The Company's TPS products are marketed to the mass transit market. TPS customers include municipalities, regional transportation districts, federal, state, and local departments of transportation, transit agencies, turnpikes, and bus manufacturers. The law enforcement and surveillance segment of the Company is known as Digital Audio Company ("DAC") and serves the law enforcement market consisting of foreign and U.S. federal, state, and local law enforcement agencies or organizations.

         The TCS group focuses on supplying the public transit market with Automatic Voice Announcement Systems ("AVAS") and services. The DR500C Talking Bus@ system marketed by the Company includes four core components: a vehicle logic unit (the DR500C), an Operator Control Unit ("OCU"), an internal light-emitting diode ("LED") sign and a Global Positioning Satellite ("GPS") navigation system. The Talking Bus system automatically provides voice announcements including next stop, transfer points, route and destination identification and public service messages. This system enhances public transit service for all passengers and complies with Americans with Disabilities Act ("ADA") legislation. The demonstrated and ongoing integration of the DR500C product with other "smart bus" technologies is a key element for potential market growth. Customers include transit operating agencies which use mass transit vehicles, commercial bus transportation vehicle operators, and manufacturers of those vehicles.

         Transit-Media became a wholly owned subsidiary of Digital Recorders after being acquired by the Company in May 1996 (see "Acquisitions"). Shortly thereafter, the Company formed TwinVision as another wholly owned subsidiary of the Company. Both of these subsidiaries design, manufacture or contract for manufacture of, sell and service a new generation of electronic destination sign systems primarily used on transit bus vehicles worldwide. Transit-Media serves the European and Far Eastern markets while TwinVision serves the NAFTA market. Customers include transit operating agencies which use mass transit vehicles as well as the manufacturers of those vehicles.

         The DAC group was established in 1995 upon the Company's acquisition of Digital Audio Corporation (see "Acquisitions"). The DAC group produces a line of digital filter systems and tape transcribers used to improve the quality and intelligibility of live and recorded voices. Products are marketed, both domestically and internationally, to law enforcement entities and other customers in government organizations.

INDUSTRY OVERVIEWS

         The transit communication industry is a market which has developed principally as a result of the enactment of the Americans with Disabilities Act, the Clean Air Act ("CAA"), the Intermodal Surface Transportation Efficiency Act ("ISTEA"), and Smart Highway initiatives. ADA requires that fixed route transit systems announce major stops and transfer points to assist visually-impaired passengers. Public transit authorities typically draw between 80% and 90% of funding for purchases of ADA compliant products from the Federal Transit Administration, with the remainder of product acquisition funding being provided by state and local sources.

         TEA-21, the follow-on legislation to ISTEA, is the program funding the transit market from the federal level. TEA-21 is a $41 billion six-year federal funding initiative. Within the transit market sector, it promotes development of modern and expanded public transit systems in the United States and designates a wide range of devices, services and programs intended to increase the capacity of the nation's mobility systems. TEA-21 authorizes increased funding each of the six years covered (1998-2003) progressing from $4.8 billion in 1998 to $8.2 billion in 2003. Federal funding accounts for roughly 20% of all transit industry funding with the balance being derived from a combination of state, local, and fare-box sources. On any given project or use of funds, the federal component can vary from zero to the 80-90% range. Major capital programs typically will have approximately 80% federal funding.

         The AVAS market emerged as a result of ADA legislation and has been sustained by overall favorable acceptance of concept, design and technology by transit management operators and passengers. Less than 40% of new bus vehicles contained voice announcement systems in 1998. This percentage, however, is expected to increase over the next few years as industry participants present AVAS solutions that address cost, maintenance expense and complexity issues. While the TCS group has had nominal international sales, the Company believes that the ownership of Transit-Media may enable the Company to cross-sell TCS products overseas.

         The electronic destination sign market, which is the primary market for Transit-Media and TwinVision, is a highly competitive, mature market with growth closely tied to overall market size growth, increased market share capture, or that which is precipitated by technological advances. Virtually all transit buses manufactured worldwide have some form of destination sign system and the percentage of those systems that are electronic is approximately 70% and 95% in Europe and the United States, respectively. A single competitor in the domestic electronic destination sign market holds dominant market share; no one supplier dominates the worldwide market.

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

PRODUCTS AND PRODUCT DESIGN

TRANSPORTATION PRODUCTS SEGMENT

         The Company's current products include the DR500C Talking Bus(R) by TCS and light-emitting diode illuminated flip-dot electronic destination signs marketed by Transit-Media and TwinVision. During 1998, 1997 and 1996, TCS accounted for 35%, 36% and 65% of the Company's net sales, respectively. In addition, Transit-Media accounted for 22%, 19% and 5% of net sales in 1998, 1997 and 1996, respectively. TwinVision accounted for 29% of sales in 1998 and 21% in 1997.

         TCS Product Line. The Talking Bus(R) is an automated next stop announcement and passenger information system which is designed for use in transit buses, light rail vehicles, trains or subway cars, people movers, monorails, airport vehicles and tour buses. The Talking Bus(R) complies with ADA legislation and industry recognized standards. It uses an open architecture computer-based electronics system design which accommodates the addition of new features and capabilities, including interoperability with third-party equipment. In the case of the Talking Bus(R), the open architecture permits the expansion of memory capacity to the size required by the transit customer and the integration of the Talking Bus(R) with CAD/AVL, GPS receivers, internal and external signs, and other future electronic systems. The Talking Bus(R) offers easy downloading or transfer of software using an industry standard personal computer memory card international association ("PCMCIA") format. Also, wireless download is possible. The Talking Bus(R) is designed to meet the operating demands for temperature, humidity, shock, vibration and other environmental conditions found in transit applications, and to satisfy ADA requirements for internal and external stop announcements. The Talking Bus(R) is manufactured in an ISO 9002 compliant facility.

         When activated by a transit vehicle operator or by an automatic trigger such as GPS signal, the Talking Bus(R) provides a high quality digital audio announcement properly timed to the exact route location and which can be recorded in any language. The Talking Bus(R) uses the vehicle's power supply and can be operated on most vehicle voltage sources. The Talking Bus(R) memory is provided by expandable memory cards with up to 40 megabyte capacity. The audio messages are stored in flash memory, which does not require battery backup.

         Transit-Media and TwinVision Product Line. The Company's electronic destination sign products include various models covering essentially all popular applications. These products adhere to ADA requirements and function under industry recognized standards. They possess an open architecture, microprocessor-based system incorporating a new generation display device which utilizes a unique (Patent Pending) light-emitting diode configuration to individually illuminate an improved electro-magnetic flip-dot device. This new generation display device improves distance of readability while reducing end user maintenance expense. Destination message programming is accomplished via proprietary software developed by the Company through PCMCIA memory card download. The product is manufactured under various contracts in ISO certified facilities.

LAW ENFORCEMENT AND SURVEILLANCE SEGMENT

The Company's current products by DAC includes ten digital filter instruments and two digital tape transcription machines. During the 1998, 1997 and 1996, DAC accounted for 14%, 24% and 30% of the Company's net sales, respectively.

         DAC Product Line. The Company markets an extensive line of digital signal processing ("DSP") instruments that are used by law enforcement agencies and organizations to enhance tape recordings collected from a variety of sources. Voices on such recordings are often obscured by hum, room noises, acoustic resonances, muffling, background music, and street noises. To enhance such recordings and make them understandable, the tape's audio is played through a sequence of highly specialized adaptive audio filters. These real-time devices have substantial computational power with the typical digital filter employing 20 microprocessors.

         DAC's most popular product is the Personal Computer Audio Processor ("PCAP"). The PCAP is a Windows(TM)-based system and processor used to reduce undesired sounds on an audio source. This PC-controlled digital processor implements up to five different digital filters simultaneously and has built-in dual channel spectral analysis. An expanded version, the Multi-Channel Audio Processor ("MCAP") was introduced in 1996 and is a complement to the PCAP for more sophisticated users.

MARKETING AND SALES

         All of the Company's products are marketed on a direct basis by the Company's sales and marketing personnel or through commissioned sales agents or dealers. The Company's marketing activities combine data base marketing, selective media advertising, direct contact selling, publication of newsletters directed to customers, participation in trade shows and industry conventions, cooperative activities with system integrators, and, in the case of DAC, a one-week DAC School. This school offers end users opportunities to understand DSP technology and to learn about DAC product operation via hands-on instruction. DAC products are sold directly by the Company in the United States and through a network of dealers internationally. The Company's electronic destination sign products are marketed both direct by the Company and through independent sales representatives to vehicle manufacturers and the end user transit operating agencies. Several of DAC's products have been approved for purchase by the General Services Administration of the U.S. Government, which the Company believes enhances its sales opportunities to federal agencies because the agency can, if they so choose, purchase scheduled products from the Company at a specified negotiated price.

         The Company typically generates a significant portion of its sales from a relatively few key customers, the identity of which may vary from year to year. Two major customers accounted for approximately 21% of net sales for 1998. During 1997, no particular customer accounted for more than 10% of total Company sales. In 1996, three major customers accounted for approximately 42% of net sales.

RESEARCH AND DEVELOPMENT

         The Company is committed to the continued enhancement of all of its products and to the development or acquisition of products having related applications. The Company's objective is to develop products that are considered to be high quality, technically advanced and capable of capturing a significant share of the applicable market.

         In the transit market, enhancement of the Talking Bus(R) AVAS and TwinVision LeDot(TM) destination sign system products will continue over the next year to increase the Company's ability to integrate these products with other technologies such as CAD/AVL, GPS, dead reckoning, and other on-vehicle electronic systems. The Company believes the convergence of core technologies, combined with the need for capital improvements and efficiencies in the transit market, will justify continuing high levels of research and development. This research and development will focus primarily on the ability to integrate technologies with the Company's stop announcement system and cost reduction.

         In October 1996, the Company introduced a new generation display element in its TwinVision LeDot(TM) destination sign system. This new generation display combines known and proven benefits of light-emitting diodes with proven electromagnetic flip-dot elements to enhance product performance. These enhancements improve distance of readability and reduce maintenance expense. Further development of this product is underway by the TwinVision and Transit-Media subsidiaries and their supplier Lite Vision Corp of Taiwan.

         The Company's engineering, research and development costs increased in 1998 as development activities continued in all business groups and in the Transit-Media and TwinVision subsidiaries. The Company attempts to maximize its use of the funds available for engineering, research and development by following strategies to accelerate the development and introduction of new products, reduce product costs and focus on systems integration. Engineering, research and development expenses were $1,022,084, $852,097 and $463,874 in 1998, 1997 and 1996, respectively.

         DAC is continuing to upgrade and enhance designs of existing products to incorporate new technology to meet customer requirements.

ACQUISITIONS AND REORGANIZATION

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

         On February 28, 1995, the Company entered into and closed an Asset Purchase and Sale Agreement (the "Agreement") with Digital Audio Corporation ("Digital Audio"). Pursuant to this Agreement, the Company obtained substantially all of the assets of Digital Audio for a purchase price in the aggregate amount of approximately $2,100,000 which consisted of cash in the amount of $1,171,000, a promissory note in the amount of $709,000 and 33,846 shares of the Company's Common Stock valued at $220,000 ("Acquisition Shares"). As additional consideration, the Agreement provided for an earn out payment to be made over two years if certain performance criteria were met. The Company did not make any earn-out payments pursuant to this agreement The unsecured promissory note payable to Digital Audio, which accrued interest at the rate of 6% per annum, was paid in January 1996. Digital Audio operates as DAC, a division of the Company.

         On July 1, 1998, the Company, Robinson Turney International, Inc. ("RTI"), Digital Recorders Acquisition, Inc., a wholly owned subsidiary of the Company (the "Subsidiary") and David L. Turney and Claude G. Robinson, the two shareholders of RTI (the "Shareholders") consummated an Agreement and Plan of Reorganization (the "Agreement") pursuant to which the Subsidiary merged into RTI (the "Merger"). A disinterested majority of the directors voting with respect to the transaction approved the Merger on behalf of the Company pursuant to a fairness opinion related to same.

         Pursuant to the Merger, 200,000 restricted shares of the Company's Common Stock were issued to the RTI Shareholders. For two years commencing July 1, 1998, the RTI Shareholders have "piggyback" registration rights and until January 1, 1999, the Shareholders also have demand registration rights covering the 200,000 shares of Common Stock issued to them in the Merger.

         RTI was engaged in business development, marketing services, advisory services, and merger, acquisition and financing assignments for selected clients, including the Company, who are primarily in the transit and transportation equipment industries. RTI assigned a sublicense agreement and marketing agreement between RTI and TwinVision to the Company and also assigned a management services agreement between RTI and Transit-Media GmbH to the Company. Mr. Turney served as the Chairman of the Board and the Chief Executive Officer of RTI since he and Mr. Robinson co-founded RTI in August 1994. Their respective employment agreements with RTI were cancelled at the effective date of the Merger. Mr. Turney has served as the Company's Chairman of the Board and Chief Executive Officer since April 1998 and as a director since May 1996. The Company entered into a consulting agreement with Mr. Robinson, commencing July 1, 1998 and extending through June 30, 1999 (which may be extended one additional year upon same terms and conditions at the mutual agreement of the Company and Mr. Robinson,) to provide services for the manufacturing and operational support of the Company.

COMPETITION

         The markets in which the Company participates are highly competitive. The transit market in particular is characterized by rapid technological advances and evolving industry standards. The Company believes that the principal competitive factors in the markets for the TCS, Transit-Media and TwinVision products include ease of use, service and support, price and the ability to integrate these products with other technologies. The Company currently views Luminator, an operating unit of Mark IV Industries, Inc., as its principal competitor in the transit market. Luminator is a significant competitor in destination signage and voice announcement products. The Company believes that Luminator now purchases some of its voice announcement products from an outside party. The Company also recognizes Clever Devices Ltd. and Meister Electronics, LC., a German company, as competitors in the domestic transit market, although neither of these competitors have the capital and other resources of Luminator.

         Competition in the digital signal processing filtering business is limited and the Company believes that its DAC group is the dominant leader among the small number of participants in the industry. The Company will attempt to maintain that position through frequent product improvements and new product introduction. Analog filtering products produced for the commercial sound industry by companies such as AKG Acoustics GmbH are not specifically designed for voice filtering and are not considered significant competition. The Company recognizes Adaptive Digital System, Inc. as a competitor producing similar technology products but in a more narrow product application range.

MANUFACTURING

         The Company's principal supplier for TCS products, Quality Manufacturing and Design of Raleigh, North Carolina ("QMD"), reorganized in March 1999 with its customer base, outstanding purchase orders and work in progress inventory acquired by Circuit Board Assemblers ("CBA") in Youngsville, North Carolina. QMD was a contract electronics manufacturing firm producing TCS designed equipment. CBA has agreed to complete all current purchase orders previously with QMD. CBA was a supplier for prior versions of the Talking Bus(R) equipment, and management is confident CBA has the capacity to meet the current needs of TCS. TCS will be investigating alternative suppliers to assure a constant flow of products.

         The Company also purchases major components for its electronic destination signs from Lite Vision Corporation ("Lite Vision"), an entity based in Taiwan. Lite Vision is a major stockholder, holding 12.2% of the outstanding shares of common stock. The Company has contracts with electronic manufacturing or contract assembly firms to manufacture these products both domestically and overseas. The display element is essentially a sole-source device, and the Company is managing its inventory levels to minimize the risk of delays in parts availability. The domestic production is compliant with all "Buy America" regulations.

         The Company's DAC group manufactures or assembles its own products. Printed circuit board components and enclosure fabrication is purchased from specialized vendors such as Texas Instruments, Motorola, and Crystal Semiconductor. Because of the specialized nature of the DAC product and rapid advances in technology, the Company believes that this practice is necessary to maintain its competitive position and does not place the Company at excessive supply risk.

PROPRIETARY RIGHTS

         The Company currently relies on a combination of patent, copyright, trade secret, nondisclosure agreements, and licensing agreements to establish and protect its ownership of proprietary and intellectual property rights. The Company attempts to keep the results of its research and development efforts proprietary, but may not be able to prevent others from using some or all of such information or technology or otherwise from "designing around" the intellectual property rights of the Company. The Company has notice of patent issue and pending issue of certain intellectual property rights under which it is licensed. The Company has registered its Talking Bus(R) and TwinVision(R) trademarks and logos, as well as certain slogans, by-lines, and trade-names with the United States Patent and Trademark Office. In addition, Digital Recorders(R) is a trademark of the Company.

        The Company intends to pursue new patents and other intellectual property right protection covering new technologies and developments on an on-going basis.

         The Company intends to maintain the integrity of its service marks, trade names and trademarks and other proprietary names and marks against unauthorized use and to protect against infringement and unfair competition where circumstances warrant.

EMPLOYEES

         As of March 3, 1999, the Company employed fifty-six people. The Company's employees are not covered by any collective bargaining agreements and the Company believes that its employee relations are good.

ITEM 2.     DESCRIPTION OF PROPERTY

         The Company leases approximately 6,700 and 5,400 square feet of office space in two different locations in an office complex in Durham, North Carolina. This space is leased under two separate lease agreements. One lease agreement provides for monthly rental payments of $5,641 and expired in January 1998. The Company is continuing to lease this space on a month to month basis. The second agreement provides for monthly rental payments ranging from $4,943 to $6,104 and expires in October 2002. The Company leases approximately 1,000 square feet in Richardson, Texas and provides for monthly rental payments of $1,069. The Company also leases approximately 4,700 square feet of office and manufacturing space in Raleigh, North Carolina. This lease agreement contains rental rates ranging from $4,241 to $5,013 per month and runs through December 2002. The German foreign subsidiary, Transit-Media GmbH, leases office and engineering space in Ettlingen, Germany with monthly rental payments of $2,551 per month and runs through May 2001.

         The Company entered a lease agreement on December 18, 1998 for 18,484 square feet of new office and warehouse space in the Durham, North Carolina area to ultimately consolidate the two separate Durham facilities. This new lease agreement contains rental rates ranging from $13,093 to $17,083 and runs through May 2009. Sub-let of the lease expiring in April 2002 is contemplated in this consolidation of existing properties.

         Management believes, if necessary, additional office and manufacturing space will be available in or adjacent to its existing facilities at a cost approximately equivalent to or slightly higher than that now paid by the Company for its existing facilities.

         On July 1, 1994, the Company entered into an agreement pursuant to which William H. Wilson and Linda E. Wilson (the "Sellers") agreed to transfer ownership to the Company of a condominium located in the Wailea resort development known as the Polo Beach Club at 20 Makena Road, in Wailea, Maui-Hawaii (the "Property"). In exchange for the Property, the Sellers received a total of 120 shares of Series AAA Preferred Stock and warrants to acquire 54,284 shares of Common Stock at a price of $2.95 per share. The Company had the Property listed for sale from 1994 until December 20, 1996 when the Company sold this property for net proceeds of $467,625. (See Note 4 of the Notes to the Consolidated Financial Statements.) The Company rented the property prior to this sale.

ITEM 3.   LEGAL PROCEEDINGS

         The Company received a demand letter dated February 23, 1999 from counsel for Mark IV Industries, Ltd. ("Mark IV") alleging that the Company is infringing two U.S. patents held by Mark IV. The letter requested a response from the Company by March 17, 1999. On February 24, 1999, Mark IV filed a lawsuit, Mark IV Industries, Ltd. v. Digital Recorders, Inc., in the United States District Court for the Northern District of Texas based on the same allegations and seeking unspecified monetary damages, treble damages, and injunctive relief. As of March 15, 1999, Mark IV has not served the Company with that lawsuit. The allegations relate to the display elements used in the destination sign systems manufactured and marketed by a subsidiary of the Company under an exclusive license for the technology from Lite Vision Corporation ("Lite Vision") of Taiwan. Lite Vision also supplies certain display components and assemblies used in the systems. The Company previously announced on February 16, 1999 that Lite Vision had received notice of impending issuance of a U.S. patent on the technology used in the sign systems product. The Company believes that this pending patent, when issued by the United States Patent and Trademark Office, will support the Company's position in this matter.

         The Company believes Mark IV's claims are without merit and intends to defend itself vigorously by all available legal means. However, there can be no assurance that the Company will be successful in its defense of this matter or that any liabilities or costs incurred in connection therewith will not have a material impact on the Company's financial condition. The Company has entered into a joint defense agreement pursuant to which a third party will bear a portion of the defense costs. The Company also has certain contractual rights to indemnification relating to the technology that is the subject of this dispute.

         The Company is not a party to any other litigation and is not aware of any other threatened or pending legal action which would have a material adverse effect on the Company's business, operations or financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


                                     PART II

ITEM 5.   MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is quoted on the NASDAQ Small Cap Market under the symbol "TBus" and on the Boston Stock Exchange under the symbol "TBU". There are approximately 1,200 stockholders. The following table sets forth the range of high and low closing bid prices, as reported by The NASDAQ SmallCap Market, from January 1, 1997 through December 31, 1998. The prices set forth reflect interdealer quotations, without retail markups, markdowns or commissions, and do not necessarily represent actual transactions.

                                          HIGH            LOW
                                          ----            ---
      1997
         First Quarter ...........     $   4.00          3.00
         Second Quarter ..........         3.50          2.25
         Third Quarter ...........         4.25          2.25
         Fourth Quarter ..........         3.13          1.69


      1998
         First Quarter ...........     $   2.50          1.38
         Second Quarter ..........         3.63          1.50
         Third Quarter ...........         3.19          1.81
         Fourth Quarter ..........         1.88          1.41

The Company had not declared any dividends on common stock during 1998 and 1997.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company designs, manufactures or contracts for the manufacture of, and sells information technology products primarily through two major business segments. These segments are 1) the transportation products segment ("TPS"); and, 2) the law enforcement and surveillance segment. TPS consists of Transit Communication Systems ("TCS") and two wholly-owned subsidiaries, Transit-Media GmbH ("Transit-Media") and TwinVision Corp. of North America, Inc. ("TwinVision"). The law enforcement and surveillance segment of the Company is known as Digital Audio Company ("DAC"). On April 14, 1998, the Company divested the Highway Information Systems ("HIS") business group as more fully described in Note 2 to the consolidated financial statements. Since 1987, when the Company generated net sales of $348,000, net sales have increased each year, reaching $14,239,251 in 1998 for its continuing operations. The Company attributes its sales growth primarily to introduction of new products, increased market penetration, growing markets for its products and strategic acquisitions.

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

         The Company typically recognizes revenue upon shipment of products to customers. Because the Company's operations are characterized by significant research and development expenses preceding product introduction, net sales and related expenses may not be recorded in the same period, thereby producing fluctuations in operating results. The Company's dependence on a small number of relatively large customers or projects may increase the magnitude of fluctuations in operating results.

         The following discussion provides an analysis of the Company's results of operations and liquidity and capital resources. This should be read in conjunction with the consolidated financial statements of the Company and notes thereto. The operating results of the years presented were not significantly affected by inflation.

RESULTS OF OPERATIONS

         The following table sets forth the percentage of revenues represented by certain items included in the Company's Statements of Operations:

                                                            YEAR ENDED DECEMBER 31,
                                                          ------------------------------
                                                            1998       1997       1996
                                                          -------     -------    -------
Net sales                                                 % 100.0     % 100.0    % 100.0
Cost of sales                                                58.7        62.0       40.0
                                                          -------     -------    -------
    Gross profit                                             41.3        38.0       60.0
                                                          -------     -------    -------
Operating expenses:
    Selling, general and administrative                      41.7        51.7       45.5
    Engineering, research and development                     7.2         9.1        6.0
                                                          -------     -------    -------
    Total operating expenses                                 48.9        60.8       51.5
                                                          -------     -------    -------
Operating income (loss)                                      (7.6)      (22.8)       8.5
Other income (expense), net                                  (0.7)         --        1.7
                                                          -------     -------    ------
    Income (loss) before income taxes from continuing
      operations                                             (8.3)      (22.8)      10.2
Income tax expense (benefit)                                 (2.5)         --         --
                                                          -------     -------    -------
    Income (loss) from continuing operations                 (5.8)      (22.8)      10.2
Discontinued operations:
    Income (loss) from operations of HIS division,
      net of tax                                              0.6         4.1       (2.2)
    Gain on disposal of HIS division, net of tax              4.7          --         --
                                                          -------     -------    -------
Net income (loss)                                         %  (0.5)    % (18.7)   %   8.0
                                                          =======     =======    =======

COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1997.

         Net sales from continuing operations for 1998 were $14,239,251, an increase of $4,833,221 or 51.4%, as compared to $9,406,030 for 1997. The sales increase was due to higher sales for destination signs in the Company's transportation products segment. Combined sales for Transit-Media and TwinVision increased $3,348,462 or 87.2% as these two subsidiaries realized increased orders for its destination sign products. TCS sales increased $1,725,367 or 52.0%; an increase primarily attributed to regaining market share lost to new competition in 1997. In the Company's law enforcement and surveillance segment, DAC experienced a slight sales decline of $290,319 or 12.9% as this limited niche market did not realize any above average government orders as compared to prior years.

         Gross profit from continuing operations for 1998 was $5,883,027, an increase of $2,307,626, or 64.5% as compared to gross profit of $3,575,401 in 1997. As a percentage of sales, gross profit was 41.3% of net sales in 1998 as compared to 38.0% during 1997. The increase in gross profit reflected an improvement for Transit-Media and TwinVision during 1998 as various cost reduction initiatives, in conjunction with economy of scale, coincided with the growth of the business. In addition, the sales volume increase in TCS help generate a gross profit of $2,913,695 or 49.5% of total gross profit for 1998.

         Selling, general and administrative expenses during 1998 were $5,940,096, an increase of $1,073,982 or 22.1% as compared to selling, general and administrative expenses of $4,886,114 during 1997. This increase is attributed to overall growth of the Company and, specifically, to the expenses incurred at TwinVision as this operation moved from its start-up phase during 1997.

         Engineering, research and development expenses for 1998 were $1,022,084, an increase of $169,987, or 20%, as compared to engineering, research and development expenses of $852,097 in 1997. This increase primarily related to the increase in technical personnel for all three U.S. businesses.

         The operating loss decreased by $1,063,657 to $1,079,153 in 1998 as compared to the operating loss of $2,142,810 for 1997. This decease during 1998 is due primarily to the factors set forth above.

         Total other income (expense) for 1998 resulted in a net expense of ($110,052), an increase of $96,932, as compared to total net income (expense) for 1997 of ($13,120.) This increase was primarily due to changes in interest income and interest expense. Interest income and interest (expense) in 1997 were $58,485 and ($62,045), respectively, as the Company moved to a net borrowing position during the latter part of 1997. The net borrowing position continued into 1998 until the sale of the HIS division and later capital infusion through issuance of common stock decreased the working capital bank debt facility to lower amounts, but which still resulted in a net interest expense of $89,814.

COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996.

         Net sales from continuing operations for 1997 were $9,406,030, an increase of $1,363,631, or 17.0% as compared to $8,042,399 for 1996. The sales increase was primarily due to higher sales at Transit-Media and TwinVision which were partially offset by lower sales at TCS. Combined sales for Transit-Media and TwinVision increased $3,462,795, or 913%, primarily because these operations were in the start-up phase during 1996. The decline in revenues at TCS of $1,945,562, or 37%, was primarily related to increased competition in this maturing market.

         Gross profit from continuing operations for 1997 was $3,575,401, a decline of $1,248,528, or 25.9%, as compared to gross profit of $4,823,929 in 1996. As a percentage of sales, gross profit was 38.0% of net sales in 1997 as compared to 60.0% during 1996. The decrease in gross profit percentage reflected a change in the composition of the Company's transportation products segment sales during 1997, as there were increased sales of the lower margin electronic destination sign products at Transit-Media and TwinVision and lower sales of the higher margin TCS product line.

         Selling, general and administrative expenses during 1997 were $4,866,114, an increase of $1,208,346, or 33.0% as compared to selling, general and administrative expenses of $3,657,768 during 1996. This increase was attributed in general to the overall growth of the Company and, specifically, to the expenses incurred at Transit-Media and TwinVision as these operations moved from their start-up phase during 1997.

         Engineering, research and development expenses for 1997 were $852,097, an increase of $388,223, or 83.7%, as compared to engineering, research and development expenses of $463,874 during 1996. This increase related to additional development in every operation but DAC and to development activities in new product introductions during 1997.

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

         The funds from this offering satisfied the Company's working capital requirements through mid 1997. During 1997, the Company started to borrow money under a $2,000,000 unsecured credit facility from a financial institution. On July 24, 1997, the Company's $2,000,000 unsecured credit facility from this financial institution expired and was replaced by a $2,500,000 secured line of credit facility and a $1,000,000 secured letter of credit facility from the same financial institution. The new credit facility provided for short term borrowings and import letters of credit, and was subject to certain loan covenants, was secured by substantially all of the Company's accounts receivable, inventory and equipment, and bore interest, payable quarterly, at 90 day LIBOR base rate plus 2.3% to 3.3% dependent upon the Company's rolling four-quarter earnings before interest, taxes, depreciation and amortization. At December 31, 1997, the borrowings under this agreement totaled $1,893,540. In addition, at December 31, 1997, the Company had $127, 427 committed under two import letters of credit for inventory purchases from an overseas supplier.

         On February 26, 1998, the Company renewed its $2,500,000 secured line of credit facility and $1,000,000 secured letter of credit facility through February 1999. At August 1, 1998 the amount of funds available under the secured line of credit facility increased to $3,000,000 and secured letter of credit decreased to $500,000. Both facilities are with the same financial institution. These facilities provide for short-term borrowings and import letters of credit, are subject to certain loan covenants, are secured by substantially all of the Company's accounts receivable, inventory and equipment, and bear interest, payable monthly, at the 90 day LIBOR base rate plus 4.0%. At December 31, 1998, there were $925,000 of borrowings outstanding under the line of credit agreement. In addition, at December 31, 1998, there was $364,760 committed under import letters of credit for inventory purchases from an overseas supplier. This secured line of credit facility has been extended to March 25, 1999 as the Company concludes negotiations for a larger credit facility with a new lending entity.

         On February 25, 1999, the Company extended its $3,000,000 secured line of credit facility and $500,000 secured letter of credit facility through March 25, 1999 with the same financial institution. The Company expects to conclude negotiations prior to the expiration date of March 25, 1999 for a similar credit facility with the same financial institution. Management expects the term to be between six months and one year with covenants, availability and interest rates to remain the same.

         As of December 31, 1998, the Company's principal sources of liquidity included cash and cash equivalents of $703,639 and accounts receivable of $3,371,365, providing the Company with net working capital of $5,133,740. The Company had outstanding short-term borrowings at December 31, 1998, of $925,000.

         The Company's operating activities used cash of $2,611,026 during 1998 and $3,782,213 during 1997. For 1998, excluding the gain on sale of the HIS division of $1,097,012 and net book value of HIS assets disposed of $1,702,987, the net cash provided by operating activities would be $188,973. For 1998, the increases of inventory of $324,384 and accounts receivable of $197,406 were offset by increases in accounts payable of $367,454. For 1997, increases in inventories of $1,833,540, increases in accounts payable of $281,402 and increases in accounts receivable of $1,083,078 were the primary components of changes in working capital. The Company anticipates that its working capital needs will continue to increase as the Company implements its expansion plans. Working capital requirements will increase with growth in the Company's sales.

         The Company's net investing activities during 1998 provided cash of $2,800,931, primarily as the result of the HIS division sale recorded in the second quarter. Investing activities during 1998 also reflected net payment of short-term bank borrowings totaling $968,540.

         The Company's net financing activities used cash of $95,793 during 1998 and provided cash of $1,774,065 during 1997. In 1998, $1,071,872 of proceeds were received from the issuance of common stock. Available cash was used to pay trade creditors and decrease the short term bank borrowings. The remaining amounts of cash totaling $199,125 was used in financing activities for "AAA" preferred stock dividends. In 1997, net bank borrowings of $1,893,540 were used to finance the growth of the Company as accounts receivable and inventory increased dramatically over December 31, 1996. Dividend payments of $119,475 during 1997 also used cash.

         On April 6, 1998, the holders of the Series AAA Preferred Stock approved an amendment to the Company's Articles of Incorporation to (i) extend the mandatory redemption date of the Series AAA Preferred Stock (the "Preferred Shares") to December 31, 2003, (ii) permit the earlier redemption of the Preferred Shares at the Company's option at any time upon 30 days' written notice, (iii) increase the amount of quarterly dividend payable with respect to each Preferred Share from $112.50 to $125.00 beginning in 1999, and (iv) increase the number of shares of Common Stock of the Company issuable upon conversion of each Preferred Share from 500 shares of Common Stock to 625 shares of Common Stock. Such amendment was presented to a vote of the holders of Common Stock in the Company's fiscal 1997 Proxy Statement and was approved.

         On April 14, 1998 the Company sold its Highway Information Systems
(HIS) business group for $2,800,000 in cash plus other consideration of approximately $200,000. The Company realized a gain on disposal, before applicable income taxes, of $1,097,012. The federal income tax expense on this transaction, which the Company will offset with operating loss carryforwards, was approximately $346,000. The state tax expense was approximately $80,000.

         The Company's cash requirements, other than for normal operating expenses, relate primarily to the development of new products and enhancement of existing products, financing anticipated growth, and the possible acquisition of products or technologies complementary to the Company's business. The Company believes that a combination of its net working capital, the borrowing capacity available under its existing and pending credit facility, the cash proceeds received from the sale in April 1998 of the HIS business group, proceeds from the sale of common stock in 1998, and the modification of the terms of Series AAA Preferred Stock provides the liquidity and capital resources to satisfy its currently anticipated cash requirements for 1999.

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

YEAR 2000 ISSUE

         The Company has conducted a review of its computer systems to identify the systems that could be affected by the Year 2000 issue, and has developed a remediation plan. The issue is whether the computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

         The Company has inquiries to suppliers of components and its processing vendors that, in instances where the Company utilizes software or hardware that is not Year 2000 compliant, such vendors are implementing plans to address Year 2000 issues.

         Year 2000 issues may also affect the computer systems of the Company's financing source. The Company has made inquiry of its financing source and has been advised that its financing source is or will be Year 2000 compliant in sufficient time to allow for testing and system implementation before December 31, 1999.

         Based on the review of the computer systems and remediation plan, management does not anticipate any additional material expenditures to achieve Year 2000 compliance.

ITEM 7.    CONSOLIDATED FINANCIAL STATEMENTS

            Consolidated Financial Statements follow this page.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           The Company determined a plan of rotation of independent public accountants would be beneficial to the Company. The Company solicited proposals from various accounting firms. KPMG Peat Marwick LLP (the "Former Accountants"), which had acted as the independent public accountants for the Company for the prior eight fiscal years, was not asked to submit a proposal after Form 10-KSB for December 31, 1997 was filed with the SEC on April 20, 1998.

           The Former Accountants reported on the Company's financial statements for the fiscal years ended December 31, 1990 through December 31,1997. The report of the Former Accountants on the financial statements for each of such years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

           The Company's Board of Directors approved the new independent accountants on May 11, 1998 based on the proposals submitted.

           During the Company's fiscal years ended December 31, 1996 and 1997, and through the date of this report, there were no disagreements with the Former Accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of the Former Accountants would have caused them to make reference thereto in their report on the financial statements for such years.

           During the fiscal years ended December 31, 1996 and 1997, and through the date of this report, none of the events described in paragraphs (a)(1)(v)(A) through (D) of Item 304 of Regulation S-B occurred.

           The Company engaged McGladrey & Pullen, LLP, as its new independent accountants effective May 11, 1998. During the two fiscal years preceding its appointment and through the date hereof, the Company had not consulted with McGladrey & Pullen, LLP, on items regarding:

           The application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements; there was no written or oral advice provided that was an important factor in reaching a decision as to any accounting, auditing or financial reporting issue; or

           Any matter that was the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-B) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-B)

           The Company provided the Former Accountants with a copy of the foregoing disclosures and requested in writing that the Former Accountants furnish it with a letter addressed to the SEC stating whether or not it agrees with such disclosures. The letter filed by the Former Accountants with the SEC agreed with all the disclosures.

                             DIGITAL RECORDERS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                          PAGE(S)
                                                                                                          -------
         Independent Auditors' Reports                                                                    15-16

         Consolidated Balance Sheets - December 31, 1998 and 1997................................            17

         Consolidated Statements of Operations - Years Ended December 31, 1998, 1997 and 1996 ...            18

        Consolidated Statements of Stockholders' Equity -
             Years Ended December 31, 1998, 1997 and 1996........................................            19

        Consolidated Statements of Cash Flows  - Years Ended December 31, 1998, 1997 and 1996....            20

        Notes to Consolidated Financial Statements................................................        22-36

                          INDEPENDENT AUDITOR'S REPORT


 To the Board of Directors
 Digital Recorders, Inc.
 Durham, North Carolina


 We have audited the accompanying consolidated balance sheet of Digital Recorders, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations , stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

 We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Recorders, Inc. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.







 Raleigh, North Carolina
 February 18, 1999, except for
    paragraph 2 of Note 14 as to which
    the date is February 25, 1999

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors
Digital Recorders, Inc.:


We have audited the accompanying consolidated balance sheet of Digital Recorders, Inc. and subsidiaries as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Recorders, Inc., and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.


KPMG LLP

Raleigh, North Carolina
March 20, 1999

                            DIGITAL RECORDERS, INC.

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997



                    ASSETS                                                                    1998                1997
                    ------                                                               ------------       ------------
Current Assets:
   Cash and cash equivalents                                                             $    703,639       $    472,285
   Trade accounts receivable, less allowance for doubtful accounts of $50,000               3,371,365          3,173,959
       at December 31, 1998 and 1997, respectively
   Other receivables                                                                           38,799             54,288
   Inventories                                                                              4,047,830          3,723,446
   Prepaids and other current assets                                                          148,911             74,486
                                                                                         ------------       ------------
      Total current assets                                                                  8,310,544          7,498,464
                                                                                         ============       ============

Property and equipment, less accumulated depreciation of                                      315,550            528,033
   $354,179 and $405,642 at December 31, 1998 and 1997, respectively
Goodwill, less accumulated amortization of $546,679 and $393,154                            1,361,756          1,515,281
   at December 31, 1998 and 1997, respectively
Intangible assets, less accumulated amortization of $409,251 and $273,988                     298,149            403,263
   at December 31, 1998 and 1997, respectively
Other assets                                                                                    5,451              6,152
                                                                                         ------------       ------------
      TOTAL ASSETS                                                                       $ 10,291,450       $  9,951,193
                                                                                         ============       ============

    LIABILITIES  AND  STOCKHOLDERS'  EQUITY
Current Liabilities:
   Short-term bank borrowings                                                            $    925,000       $  1,893,540
   Accounts payable                                                                         1,479,739          1,112,285
   Accrued expenses                                                                           313,991            383,940
   Accrued commissions                                                                        368,272            261,165
   Income tax payable                                                                          49,977               --
   Dividends payable                                                                           39,825             39,825
   Deferred revenue                                                                                --             80,585
                                                                                         ------------       ------------
      Total current liabilities                                                             3,176,804          3,771,340
                                                                                         ============       ============
      TOTAL LIABILITIES                                                                     3,176,804          3,771,340
                                                                                         ============       ============

Series AAA Redeemable, Convertible, Nonvoting Preferred Stock, $.10 par value,
   Liquidation Preference of $5,000 per share, 20,000 shares authorized; 354 shares
   issued and outstanding at December 31, 1998 and 1997, respectively                       1,770,000          1,770,000
                                                                                         ------------       ------------

Stockholders' Equity:
   Common stock, $.10 par value, 10,000,000 shares authorized;
    3,274,075 shares issued and outstanding at December 31, 1998
    and 2,674,075 shares issued and outstanding at December 31, 1997                          327,407            267,407
    Additional paid-in capital                                                             11,507,190         10,694,443
    Accumulated other comprehensive income (loss)                                             (48,839)          (186,081)
    Accumulated deficit                                                                    (6,441,112)        (6,365,916)
                                                                                         ------------       ------------
      Total stockholders' equity                                                            5,344,646          4,409,853
                                                                                         ------------       ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 10,291,450       $  9,951,193
                                                                                         ============       ============

See accompanying notes to consolidated financial statements.

                             DIGITAL RECORDERS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                         1998             1997              1996
                                                                     ------------     ------------       -----------
Net sales                                                            $ 14,239,251     $  9,406,030       $ 8,042,399
Cost of sales                                                           8,356,224        5,830,629         3,218,470
                                                                     ============     ============       ===========
   Gross profit                                                         5,883,027        3,575,401         4,823,929
                                                                     ------------     ------------       -----------
Operating expenses:
   Selling, general and administrative                                  5,940,096        4,866,114         3,657,768
   Engineering, research and development                                1,022,084          852,097           463,874
                                                                     ------------     ------------       -----------
      Total operating expenses                                          6,962,180        5,718,211         4,121,642
                                                                     ------------     ------------       -----------

   Operating income (loss)                                             (1,079,153)      (2,142,810)          702,287

Other income (expense), net                                              (110,052)         (13,120)          133,467
                                                                     ------------     ------------       -----------

   Income (loss) from continuing operations before income taxes        (1,189,205)      (2,155,930)          835,754

Income tax expense (benefit)                                             (358,530)              --            20,000
                                                                     ------------     ------------       -----------

   Income (loss) from continuing operations                              (830,675)      (2,155,930)          815,754
                                                                     ------------     ------------       -----------

Discontinued operations:
      Income (loss) from operations of HIS division, net of tax            84,123          390,291          (176,369)
      Gain on disposal of HIS division, net of tax                        671,356               --                --
                                                                     ------------     ------------       -----------
           Income (loss) from discontinued operations                     755,479          390,291          (176,369)
                                                                     ------------     ------------       -----------

   Net income (loss)                                                      (75,196)      (1,765,639)          639,385

Preferred dividend requirements                                          (159,300)        (159,300)         (159,300)
                                                                     ------------     ------------       -----------

   Net income (loss) applicable to common stockholders               $   (234,496)    $ (1,824,939)      $   480,085
                                                                     ============     ============       ===========

Earnings per share:
   Net income (loss) from continuing operations                      $      (0.33)    $      (0.87)      $      0.25
   Net income (loss) from discontinued operations                            0.25             0.15             (0.07)
                                                                     ------------     ------------       -----------
   Total basic and diluted net income (loss) per share               $      (0.08)    $      (0.72)      $      0.18
                                                                     ============     ============       ===========
   Weighted average number of common shares and common
   equivalent shares outstanding                                        2,962,294        2,674,075         2,674,075
                                                                     ============     ============       ===========

See accompanying notes to consolidated financial statements.

                             DIGITAL RECORDERS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                              Common Stock                                   Accumulated
                                          --------------------                                  Other                      Total
                                            Number                 Additional    Accumu-       Compre-      Compre-        Stock-
                                          of shares      Par        Paid-in       lated        hensive      hensive       holders'
                                            issued      Value       Capital      Deficit       Income       Income         Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance as of January 1, 1996              2,674,075   $267,407   $10,832,743   $(5,080,362)  $      --                $ 6,019,788

Comprehensive income
      Net income                                                                    639,385                   639,385      639,385
      Translation adjustment                                                                     (9,791)       (9,791)      (9,791)
                                                                                                           ----------
            Total comprehensive income                                                                        629,594
                                                                                                           ==========
Cash dividends declared and paid                                                   (105,300)                              (105,300)
Dividends payable                                                                   (54,000)                               (54,000)
                                           ---------   --------   -----------   -----------   ---------                -----------
Balance as of December 31, 1996            2,674,075    267,407    10,832,743    (4,600,277)     (9,791)                 6,490,082

Comprehensive income (loss)
      Net loss                                                                   (1,765,639)               (1,765,639)  (1,765,639)
      Translation adjustment                                                                   (176,290)     (176,290)    (176,290)
                                                                                                           ----------
            Total comprehensive income                                                                     (1,941,929)
                                                                                                           ==========
Cash dividends declared and paid                                     (119,475)                                            (119,475)
Dividends payable                                                     (39,825)                                             (39,825)
Issuance of stock warrants for
      services rendered                                                21,000                                               21,000
                                           ---------   --------   -----------   -----------   ---------                -----------
Balance as of December 31, 1997            2,674,075    267,407    10,694,443    (6,365,916)   (186,081)                 4,409,853

Comprehensive income (loss)
      Net loss                                                                      (76,196)                  (76,196)     (75,196)
      Translation adjustment                                                                    137,242       137,242      137,242
                                                                                                           ----------
            Total comprehensive income                                                                         62,046
                                                                                                           ==========
Issuance of common stock                     600,000     60,000     1,011,872                                            1,071,872
Cash dividends declared and paid                                     (159,300)                                            (159,300)
Dividends payable                                                     (39,825)                                             (39,825)

                                           ---------   --------   -----------   -----------   ---------                -----------
Balance as of December 31, 1998            3,274,075   $327,407   $11,507,190   $(6,441,112)  $ (48,839)               $ 5,344,646
                                           =========   ========   ===========   ===========   =========                ===========

See accompanying notes to consolidated financial statements.

                             DIGITAL RECORDERS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                                    1998              1997              1996
                                                                                -----------       -----------       -----------
Cash flows from operating activities:
       Net income (loss)                                                        $   (75,196)      $(1,765,639)      $  639,385
       Adjustments to reconcile net income (loss) to net cash provided
       (used) by operating activities:
             Depreciation of property and equipment                                 222,090           208,621          140,779
             Amortization of goodwill and intangible assets                         262,975           282,085          224,090
             Other non-cash expenses related to issuance of stock warrants               --            21,000               --
             Gain on sale of HIS division                                        (1,097,012)               --               --
             Net book value of HIS assets disposed                               (1,702,987)               --               --
Changes in operating assets and liabilities:
       (Increase) in trade accounts receivable                                     (197,406)       (1,083,078)        (262,155)
       Decrease in other receivables                                                 15,489            65,726           48,370
       (Increase) in inventories                                                   (324,384)       (1,833,540)        (802,403)
       Decrease (increase) in prepaids and other current assets                     (74,425)          (23,157)          26,822
       (Increase) in intangible assets                                              (14,874)         (127,922)        (234,191)
       Decrease (increase) in other assets                                              701               947             (198)
       Increase in accounts payable                                                 367,454           281,402          486,148
       Increase in accrued expenses and commissions                                  37,158           110,757          190,264
       Increase (decrease) in deferred revenue                                      (80,585)           80,585               --
       Increase in income tax payable                                                49,977                --               --
                                                                                -----------       -----------       ----------
             Net cash provided (used) by operating activities                    (2,611,026)       (3,782,213)         456,911
                                                                                -----------       -----------       ----------

Cash flows from investing activities:
       Proceeds from sale of HIS division                                         2,800,000                --               --
       Purchases of property and equipment                                         (201,548)         (278,643)        (277,147)
       Proceeds from sale of property and equipment                                 191,941                --               --
       Proceeds from sale of intangible assets                                       10,538                --               --
       Purchases of short-term investments                                               --          (161,102)        (121,725)
       Sales and maturities of short-term investments                                    --         1,767,524          628,333
       Payments for business acquired, net of cash received                              --                --          (34,560)
                                                                                -----------       -----------       ----------
             Net cash provided by investing activities                            2,800,931         1,327,779          194,901
                                                                                -----------       -----------       ----------

Cash flows from financing activities:
       Issuance of common stock                                                   1,071,872                --               --
       Principal payments on long term debt                                              --                --         (709,000)
       Proceeds from short-term bank borrowings                                   5,379,460         8,004,540          520,000
       Principal payments on short-term bank borrowings                          (6,348,000)       (6,111,000)        (637,177)
       Proceeds from sale of property held for resale                                    --                --          442,625
       Payment of dividends on preferred stock                                     (199,125)         (119,475)        (105,300)
                                                                                -----------       -----------       ----------
             Net cash provided (used) by financing activities                       (95,793)        1,774,065         (488,852)
                                                                                -----------       -----------       ----------

Effect of exchange rate changes                                                     137,242          (176,290)          (9,791)
                                                                                -----------       -----------       ----------

Net increase (decrease) in cash and cash equivalents                                231,354          (856,659)         153,169

Cash and cash equivalents at beginning of year                                      472,285         1,328,944        1,175,775
                                                                                -----------       -----------       ----------

Cash and cash equivalents at end of year                                        $   703,639       $   472,285       $1,328,944
                                                                                ===========       ===========       ==========

Supplemental Disclosure of Cash Flow Information:
       Cash paid during the year for interest                                   $    94,515       $    41,772       $   10,888
                                                                                ===========       ===========       ==========
       Cash paid during the year for income taxes                               $         -       $    65,800       $   15,000
                                                                                ===========       ===========       ==========

See accompanying notes to consolidated financial statements.

                             DIGITAL RECORDERS, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


Supplemental disclosures of non-cash investing and financing activities

         During 1998, 1997 and 1996, the Company declared dividends on Series AAA Preferred Stock in the amount of $159,300. During 1998, the Company paid $199,125 in cash dividends which included $39,825 of unpaid dividends which had been accrued. In addition, the 1998 cash dividends paid include the fourth quarter 1997 dividends of $39,825 which were inadvertently not accrued at December 31, 1997. As of December 31, 1998, $39,825 of remaining dividends declared were unpaid. During 1997 and 1996, the Company paid $119,475 and $105,300, respectively, in cash dividends relating to the 1996 and 1995 dividends declared.

         During 1998, the Company, Robinson Turney International, Inc. ("RTI"), Digital Recorders Acquisition, Inc., a wholly owned subsidiary of the Company (the "Subsidiary") and David L. Turney and Claude G. Robinson, the two shareholders of RTI (the "Shareholders") consummated an Agreement and Plan of Reorganization (the "Agreement") pursuant to which the Subsidiary merged into RTI (the "Merger"). Pursuant to the Merger, 200,000 restricted shares of the Company's Common Stock were issued to the RTI Shareholders. The Company recorded net assets totaling $16,939.

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

                             DIGITAL RECORDERS, INC.

                   Notes to Consolidated Financial Statements



(1)      Organization and Summary of Significant Accounting Policies

         (a) Organization

         Digital Recorders, Inc. (the "Company") designs, manufactures or contracts for the manufacture of, and sells products to the mass transit market and the law enforcement market. Customers include municipalities, regional transportation districts, federal, state and local departments of transportation, turnpikes, bus manufacturers, and law enforcement agencies or organizations. The Company markets primarily to customers located in North America and Europe.

         (b) Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

         (c) Adoption of New Accounting Pronouncements

         Effective January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income, which was issued in June 1997. Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components, but has no effect on the Company's net income (loss) or total stockholders' equity. Statement No. 130 requires unrealized exchange rate gains and losses on the Company's translation of foreign currency into U. S. dollars, which prior to adoption were reported separately in stockholders' equity, to be included in comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement No. 130. The Company has no other items of other comprehensive income.

         (d) Cash Equivalents

         The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At times the Company places temporary cash investments with high credit quality financial institutions in amounts that may be in excess of FDIC insurance limits.

         (e) Trade Accounts Receivable

         The Company establishes an allowance for doubtful accounts equal to the estimated collection losses to be incurred. The estimated losses are based on actual collection experience and management's opinion of the current status of existing receivables.

         (f) Inventories

         Inventories, consisting principally of component parts and finished goods, are valued at the lower of cost or market, with cost determined by the first-in, first-out method.

         (g) Property and Equipment

         Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets (which range from three to ten years).

                             DIGITAL RECORDERS, INC.

(1)      Organization and Summary of Significant Accounting Policies, Continued

         (h) Goodwill

         Goodwill was recorded as part of the acquisitions of Transit-Media GmbH ("Transit-Media") and Digital Audio Corporation ("Digital Audio"). Goodwill is amortized using a straight-line method over 4 to 15 years. The Company periodically evaluates the recoverability of its goodwill. If facts and circumstances suggest that the excess of cost over net assets acquired will not be recoverable, as determined, based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the excess cost over net assets acquired will be reduced to its fair market value.

         (i) Intangible Assets

         Intangible assets consist of certain deferred costs recorded as part of the acquisitions of Transit-Media and Digital Audio, tooling and related costs, and costs incurred to apply for and obtain patents on internally developed technology. Intangible assets are amortized using a straight-line method over 3-17 years. The Company periodically evaluates the recoverability of its intangible assets. If facts and circumstances suggest that the intangible assets will not be recoverable, as determined, based on the undiscounted cash flows of the entity acquired and the patented products over the remaining amortization period, the Company's carrying value of the intangible assets will be reduced to its fair market value.

         (j) Research and Development Costs

         Research and development costs are charged to operations as incurred.

         (k) Per Share Amounts

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), which establishes new standards for computing and presenting basic and diluted earnings per share. As required by SFAS No. 128, the Company adopted the provisions of the new standard with retroactive effect beginning in 1997. Accordingly, all net income
         (loss) per common share amounts for all prior years have been restated to comply with SFAS No. 128.

         The basic net income (loss) per common share has been computed based upon the weighted average of shares of common stock outstanding. Diluted net income (loss) per common share has been computed based upon the weighted average of shares of common stock outstanding and shares that would have been outstanding assuming the issuance of common stock for all dilutive potential common stock outstanding. The Company's outstanding stock options and warrants represent the only dilutive potential common stock outstanding. The amounts of income (loss) used in the calculations of diluted and basic income (loss) per common share were the same for all the years presented. Diluted net income (loss) per common share is equal to the basic net income (loss) per common share for the years ended December 31, 1998, 1997, and 1996, as common equivalent shares from stock options and stock warrants would not have a dilutive effect because the average market price of the stock during the three years has never exceeded the exercise price of the options and warrants.

                             DIGITAL RECORDERS, INC.

(1)      Organization and Summary of Significant Accounting Policies, Continued

         (l) Use of Estimates in Preparation of Financial Statements

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         (m) Stock-Based Compensation

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

         (n) Translation of Foreign Currency

         Foreign currency assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the year. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U. S. dollars are accumulated as the cumulative translation adjustment included in accumulated comprehensive income in stockholders' equity. Realized gains and losses on foreign currency transactions, if any, are included in operations for the year.

         (o) Certain Reclassifications

         Certain reclassifications have been made to the 1997 and 1996 financial statement balances to conform to the 1998 financial statement classifications.


(2)      Acquisitions and Divestitures

         (a) Acquisition of Transit-Media GmbH

         On April 30, 1996, the Company acquired Transit-Media GmbH in a transaction accounted for using the purchase method of accounting and, accordingly, the assets and liabilities of the acquired entity were recorded at their fair market value at the date of acquisition. Transit-Media assembles and markets proprietary electronic destination sign systems for mass-transit systems in Europe and the Far East. The Company paid $35,000 for all of Transit-Media's stock at closing. The Company recorded cash ($440), other receivables (valued at $1,736), fixed assets (valued at $10,523), accounts payable (valued at $3,957), short-term bank borrowings (valued at $117,177), and certain intangible assets (valued at $143,435). Upon completing the acquisition, the Company invested $350,000 in Transit-Media to pay off an existing bank credit line and provide working capital. The Company's results of operations for the twelve months ended December 31, 1996 include the operations of Transit-Media from May 1, 1996 to December 31, 1996.

                             DIGITAL RECORDERS, INC.

(2)      Acquisitions and Divestitures, Continued

         (b) RTI Merger

         On July 1, 1998, the Company, Robinson Turney International, Inc. ("RTI"), Digital Recorders Acquisition, Inc., a wholly owned subsidiary of the Company (the "Subsidiary") and David L. Turney and Claude G. Robinson, the two shareholders of RTI (the "Shareholders") consummated an Agreement and Plan of Reorganization (the "Agreement") pursuant to which the Subsidiary merged into RTI (the "Merger"). A disinterested majority of the directors voting with respect to the transaction approved the Merger on behalf of the Company pursuant to a fairness opinion related to same. The merger was accounted for as a pooling of interests; however, the operating results of RTI are not material to the operating results of the Company.

         Pursuant to the Merger, 200,000 restricted shares of the Company's Common Stock were issued to the RTI Shareholders. For two years commencing July 1, 1998, the RTI Shareholders have "piggyback" registration rights and until January 1, 1999, the Shareholders also have demand registration rights covering the 200,000 shares of Common Stock issued to them in the Merger.

         RTI was engaged in business development, marketing services, advisory services, and merger, acquisition and financing assignments for selected clients, including the Company, who are primarily in the transit and transportation equipment industries. RTI assigned a sublicense agreement and marketing agreement between RTI and TwinVision to the Company and also assigned a management services agreement between RTI and Transit-Media GmbH to the Company. Mr. Turney served as the Chairman of the Board and the Chief Executive Officer of RTI since he and Mr. Robinson co-founded RTI in August 1994. Their respective employment agreements with RTI were cancelled at the effective date of the Merger. Mr. Turney has served as the Company's Chairman of the Board and Chief Executive Officer since April 1998 and as a director since May 1996. The Company entered into a consulting agreement with Mr. Robinson, commencing July 1, 1998 and extending through June 30, 1999 (which may be extended one additional year upon same terms and conditions at the mutual agreement of the Company and Mr. Robinson,) to provide services for the manufacturing and operational support of the Company.

         (c) Sale of HIS

         On April 14, 1998, the Company sold its Highway Information Systems ("HIS") business group for $2,800,000 in cash plus other consideration of approximately $200,000. The Company realized a gain on disposal, before applicable income taxes, of $1,097,012. The federal income tax expense on this transaction, which the Company will offset with operating loss carryforwards, was approximately $346,000. The state tax expense was approximately $80,000.



(3)      Property and Equipment

         Property and equipment consists of the following:

                                                                  December 31,
                                                                  ------------
                                                               1998          1997
                                                               ----          ----
         Leasehold improvements                              $    480       131,966
         Automobiles                                            4,000        24,304
         Computer equipment                                   349,401       389,704
         Test equipment                                        94,531       122,546
         Furniture and fixtures                               221,317       265,245
                                                             --------      --------
                                                              669,729       933,675
         Less accumulated depreciation and amortization       354,179       405,642
                                                             --------      --------
                                                             $315,550       528,033
                                                             ========      ========

                             DIGITAL RECORDERS, INC.

(4)      Held for Resale

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

(5)      Leases

         The Company leases its premises under various operating leases which expire at various times through 2008. Rent expense under these operating leases was $235,936, $195,272 and $162,736 for the years ended December 31, 1998, 1997 and 1996, respectively.

         At December 31, 1998, future minimum lease payments under the non-cancelable operating leases are as follows:

Year ending December 31,
         1999                                        $  303,687
         2000                                           321,211
         2001                                           310,525
         2002                                           286,775
         2003                                           176,833
         Thereafter                                     813,248
                                                     ----------

         Total minimum lease payments                $2,212,279
                                                     ==========

(6)      Debt

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

                             DIGITAL RECORDERS, INC.

(6)      Debt, Continued

         On February 26, 1998, the Company renewed its $2,500,000 secured line of credit facility and $1,000,000 secured letter of credit facility through February 1999 (later extended through March 1999). Effective August 1, 1998 the amount of funds available under the secured line of credit facility increased to $3,000,000 and secured letter of credit decreased to $500,000. Both facilities are with the same financial institution. These facilities provide for short-term borrowings and import letters of credit, are subject to certain loan covenants, are secured by substantially all of the Company's accounts receivable, inventory and equipment, and bear interest, payable monthly, at the 90 day LIBOR base rate plus 4.0%. Presently the borrowing base and credit line availability is computed at eighty percent (80%) of all U.S. trade accounts receivable less those accounts exceeding ninety days (90) outstanding. At December 31, 1998, borrowings under this agreement totaled $925,000. At December 31, 1998, the Company was in compliance with all of the covenants not expressly waived by this lender.

         On February 25, 1999, the Company extended its $3,000,000 secured line of credit facility and $500,000 secured letter of credit facility through March 25, 1999 with the same financial institution. The Company expects to conclude negotiations prior to the expiration date of March 25, 1999 for a similar credit facility with the same financial institution. Management expects the term to be between six months and one year with covenants, availability and interest rates to remain the same.

         Interest expense was $94,515, $41,772 and $10,888 for 1998, 1997 and
         1996, respectively.

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

         On April 6, 1998, the holders of the Series AAA Preferred Stock approved an amendment to the Company's Articles of Incorporation to (i) extend the mandatory redemption date of the Series AAA Preferred stock (the "Preferred Shares") to December 31, 2003, (ii) permit the earlier redemption of the Preferred Shares at the Company's option at any time upon 30 days' written notice, (iii) increase the amount of the quarterly dividend payable with respect to each Preferred Share from $112.50 to $125.00 beginning in 1999, and (iv) increase the number of shares of Common Stock of the Company issuable upon conversion of each Preferred Share from 500 shares of Common Stock to 625 shares of Common Stock. Such amendment was

                             DIGITAL RECORDERS, INC.

(7)      Preferred Stock, Continued

         presented to a vote of the holders of Common Stock during the Company's annual stockholders meeting and was adopted.


(8)      Common Stock Warrants

         Each warrant granted in connection with the public offering allows the holder to purchase one share of Common Stock at a price of $7.50 per share. These warrants were to expire in August 1998 but were extended until April 1999. No other terms of these warrants were changed. At December 31, 1998 and 1997, 1,265,000 warrants were outstanding, and no warrants had been exercised.

         During 1997, 75,000 warrants were granted which allow the holder to purchase one share of Common stock for each warrant granted. 37,500 of these warrants are to purchase Common Stock at a price of $3.00 per share, 18,750 are to purchase Common Stock at a price of $5.00 per share and the remaining 18,750 are to purchase Common Stock at a price of $7.50 per share. At December 31, 1998, 100% of each group of these warrants had vested and all 75,000 of these warrants were outstanding. These warrants expire in June 2002.

         During 1996, 30,000 warrants were granted which allow the holder to purchase one share of Common Stock for each warrant granted. Exercise of these warrants into common shares is contingent upon the market price of the Company's common shares exceeding prices ranging from $6.50 to $14.00 per share for ninety consecutive calendar days prior to the exercise date. During 1998, these warrants were canceled as a result of the RTI merger.

         Each warrant granted in connection with the Series AAA Preferred Stock allows the holder to buy, based on the number of Series AAA Preferred Stock shares purchased, up to 23,160 shares of Common Stock at a price of $2.95 per share which price increases annually to a maximum of $11.79 per share. These warrants expired in December 1998.

                             DIGITAL RECORDERS, INC.

(9)      Common Stock Options

         (a) Incentive Stock Option Plan

         The Company has an incentive stock option plan for employees whereby options to purchase Common Stock are granted at no less than the stock's estimated fair market value at the date of the grant and may be exercised during specified future periods.

                                                       1998                      1997                     1996
                                                ----------------------    ---------------------     ---------------------
                                                             Weighted-                Weighted-                 Weighted-
                                                              Average                  Average                   Average
                                                             Exercise                 Exercise                  Exercise
                                                Shares        Price       Shares        Price       Shares        Price
                                                ------        -----       ------        -----       ------        -----
         Outstanding at beginning of year       296,257       $4.12       218,557       $4.61       196,507       $4.75
         Granted                                310,341        2.73        84,300        2.91        69,800        5.42
         Exercised                                   --          --            --          --            --          --
         Canceled                              (225,186)       4.29        (6,600)       5.08       (47,750)       6.39
                                               --------                   -------                   -------
         Outstanding at end of year             381,412        2.75       296,257        4.12       218,557        4.61
                                               ========                   =======                   =======

         Weighted-average fair value of
         options granted during the year                      $1.09                     $1.47                     $2.30

                                     Options Outstanding                               Options Exercisable
                    -------------------------------------------------------      -----------------------------------
                      Number          Weigted-Average                              Number
   Range of         Outstanding           Remaing         Weighted- Average      Exercisable       Weighted- Average
Exercise Prices     at 12/31/98      Contractual Life        Exercise Price      at 12/31/98         Exercise Price
$2.00 - 3.00          381,412            8.7 years               $2.75             357,455               $2.76

         (b)  Non-Qualified Stock Options

         The Company has issued options to purchase Common Stock to certain key executives and non-employee members of the Board of Directors or committees of the Board of Directors which are exercisable at times and in increments as specified by the individual agreements.

         The following is a summary of nonqualified stock options:

                                                       1998                      1997                      1996
                                                ----------------------    ---------------------     ---------------------
                                                             Weighted-                Weighted-                 Weighted-
                                                              Average                  Average                   Average
                                                             Exercise                 Exercise                  Exercise
                                                Shares        Price       Shares        Price       Shares        Price
                                                ------        -----       ------        -----       ------        -----
         Outstanding at beginning of year       40,702       $3.61       27,702         $4.19       30,041        $4.23
         Granted                                65,987        2.62       13,000          2.38           --           --
         Exercised                                  --          --           --            --           --           --
         Canceled                              (22,701)       3.67           --            --       (2,339)        4.73
                                               -------                   ------                     ------
         Outstanding at end of year             83,988        2.64       40,702          3.61       27,702         4.19
                                               =======                   ======                     ======
         Weighted-average fair value of
         options granted during the year                     $1.11                      $1.47                      $ --

                                     Options Outstanding                               Options Exercisable
                    -------------------------------------------------------      -----------------------------------
                      Number          Weigted-Average                              Number
   Range of         Outstanding           Remaing         Weighted- Average      Exercisable       Weighted- Average
Exercise Prices     at 12/31/98      Contractual Life        Exercise Price      at 12/31/98         Exercise Price
$2.00 - 3.00           83.988            8.4 years               $2.64              78,048               $2.68

                             DIGITAL RECORDERS, INC.

(c)      Stock-Based Compensation

         As described in Note 1, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and, accordingly, no compensation cost has been recognized for stock options issued under the Company's stock option plans or stock warrant grants other than $21,000 of expense recorded in 1997 pursuant to the stock warrant grant to a non-employee. Had compensation cost for the Company's stock option plans and stock warrant grants been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's pro forma basic and diluted net income (loss) per common share would have been as follows:

                                                                                  1998                1997               1996
                                                                                  ----                ----               ----
                 Net income (loss) applicable to
                     common stockholders                                     $  (234,496)         (1,924,939)          480,085
                 Pro forma net income (loss) applicable
                     to common stockholders                                  $  (638,167)         (2,067,984)          319,870
                 Basic and diluted net income (loss)
                     per common share                                        $     (0.08)              (0.72)             0.18
                 Pro forma basic and diluted net income (loss)
                     per common share                                        $     (0.22)              (0.77)             0.12

         In the pro forma calculations shown above, the Company used the Black-Scholes option pricing model to calculate the fair value of the stock options and stock warrants granted during 1998, 1997 and 1996. Significant assumptions used by the Company for these pro forma calculations are as follows:

                                                                                    1998             1997             1996
                                                                                    ----             ----             ----
                 Risk-free interest rate                                            4.75%            6.50%            6.75%
                 Expected life                                                    10 years          7 years          7 years
                 Expected volatility                                               73.91%           50.52%           21.82%
                 Expected dividends                                                 None             None             None

(10)     Income Taxes

         (a) The components of income tax expense (benefit) charged to continuing operations for the years ended December 31, 1998, 1997 and 1996 consisted of the following:


                                                                                1998               1997             1996
                                                                                ----               ----             ----
                 Current expense:
                     Federal                                                 $    9,562                 --           20,000
                     State                                                       21,367                 --               --
                                                                             ----------         ----------       ----------
                                                                                 30,929                 --           20,000
                 Deferred expense (benefit):
                     Federal                                                   (389,459)                --               --
                     State                                                           --                 --               --
                                                                             ----------         ----------
                           Income tax expense (benefit)                      $ (358,530)                --           20,000
                                                                             ==========         ==========       ==========


         Income tax expense attributable to the discontinued operations was $478,775 in 1998. There was no income tax expense allocated to discontinued operations in 1997 or 1996 due to the immaterial amount of total expense or benefit in those years.

                             DIGITAL RECORDERS, INC.

(10)     Income Taxes, Continued

   (b) The components of the net deferred tax assets as of December 31, 1998 and 1997 are as follows:

                                                                      1998               1997
                                                                      ----               ----

              Deferred tax assets:
                  Net operating loss carryforwards               $   869,216        $ 1,006,276
                  Tax credits                                        106,156            120,185
                  Warranty reserve                                    23,271             57,456
                  Inventory reserve                                   31,028             88,009
                  Inventory capitalization                            43,536             30,544
                  Accrued bonuses                                     39,990             23,712
                  Depreciation and amortization                        6,921             53,759
                  Organization and start-up costs                    170,325            171,774
                  Other accruals and reserves                         36,968             50,087
                                                                 -----------        -----------
                           Total gross deferred tax assets         1,327,411          1,601,802
                  Less valuation allowance                        (1,327,411)        (1,601,802)
                           Net deferred tax assets               $        --        $        --
                                                                 ===========        ===========

              The Company has determined that the need for a valuation allowance arises due to the Company's history of operating losses.

       (c) The reasons for the difference between actual income tax expense (benefit) for the years ended December 31, 1998, 1997 and 1996 and the amount computed by applying the statutory federal income tax rate to pretax earnings (loss) from continuing operations are as follows:

                                                                                       1998
                                                                           -----------------------------
                                                                                              % of
                                                                                             Pretax
                                                                             Amount      Earnings (Loss)
                                                                             ------      ---------------

         Income tax (benefit) at statutory rate                            $(404,330)        (34.0%)
         State income taxes, net of federal income tax benefit                21,367           1.8%
         Foreign subsidiary losses                                           278,665          23.5%
         Change in the beginning-of-year balance of the
            valuation allowance for deferred tax assets
            allocated to the provision for income taxes                     (274,391)        (23.1%)
         Other                                                                20,159           1.7%
                                                                           ---------         -----
              Income tax expense (benefit)                                 $(358,530)        (30.1%)
                                                                           =========         =====


                                                                                       1997
                                                                           -----------------------------
                                                                                              % of
                                                                                             Pretax
                                                                             Amount      Earnings (Loss)
                                                                             ------      ---------------


         Income tax (benefit) at statutory rate                            $(733,016)        (34.0%)
         Foreign subsidiary losses                                           387,408          18.0%
         Change in the beginning-of-year balance of the
            valuation allowance for deferred tax assets
            allocated to the provision for income taxes                      195,122           9.0%
         Other                                                               150,486           7.0%
                                                                           ---------         -----
              Income tax expense (benefit)                                 $      --            --%
                                                                           =========         =====

                             DIGITAL RECORDERS, INC.

(10)     Income Taxes, Continued

                                                                                            1996
                                                                                ----------------------------
                                                                                                  % of
                                                                                                 Pretax
                                                                                   Amount    Earnings (Loss)
                                                                                   ------    ---------------
         Income tax expense at statutory rate                                   $  284,156        34.0%
         Foreign subsidiary losses                                                 132,227        15.8%
         Change in the beginning-of-year balance of the
            valuation allowance for deferred tax assets
            allocated to the provision for income taxes                           (337,221)      (40.3%)
         Other                                                                     (59,162)       (7.1%)
                                                                                ----------       -----
              Income tax expense                                                $   20,000         2.4%
                                                                                ==========       =====


       (d) At December 31, 1998, the Company has net operating loss carryforwards for federal income tax purposes of $2,342,020 which are available to offset future federal taxable income, if any, through 2006 to 2012. In addition, one of the Company's subsidiaries has net economic loss carryforwards for state income tax purposes of $1,524,112 which are available to offset future state taxable income, if any, through 2002 and 2003.

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

              The Company has research and development tax credits for federal income tax purposes of $87,908 at December 31, 1998 which expire in various years through 2013.

                             DIGITAL RECORDERS, INC.

(11)     Foreign Operations

         Transit-Media, headquartered in Germany, assembles and markets propriety electronic destination sign systems for mass-transit vehicles in Europe and the Far East. Summarized financial information for the Company's domestic and foreign operations for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                                                1998
                                                          ----------------------------------------------
                                                             Foreign          Domestic          Total
                                                          -------------      ----------       ----------

         Net sales                                        $   3,304,929      10,934,322       14,239,251
         Income (loss) from continuing operations         $    (656,362)       (174,313)        (830,675)
         Identifiable assets                             $   2,769,769       7,521,681       10,291,450



                                                                                1997
                                                          ----------------------------------------------
                                                             Foreign          Domestic          Total
                                                          -------------      ----------       ----------

         Net sales                                        $   1,824,609       7,581,421        9,406,030
         Income (loss) from continuing operations         $    (818,505)     (1,337,425)      (2,155,930)
         Identifiable assets                              $   2,800,524       7,150,669        9,951,193



                                                                                1996
                                                          ----------------------------------------------
                                                             Foreign          Domestic          Total
                                                          -------------      ----------       ----------

         Net sales                                        $     448,159       7,594,240        8,042,399
         Income (loss) from continuing operations         $    (388,901)      1,224,655          835,754
         Identifiable assets                             $     961,784       8,663,529        9,625,313

         The operating losses shown above do not reflect the allocation of any domestic corporate overhead costs to the foreign subsidiary. For the years ended December 31, 1998, 1997, and 1996 foreign sales represented 22%, 19% and 5% of total net sales, respectively.

(12)     Major Customers

         The Company typically generates a significant portion of its sales from a relatively few key customers, the identity of which may vary from year to year. Two major customers accounted for approximately 21% of net sales for 1998. During 1997, no particular customer accounted for more than 10% of total Company sales. In 1996, three major customers accounted for approximately 42% of net sales.

(13)     Related Party Transactions

         Effective March 1996, the Company entered into various marketing, distribution, licensing and management agreements with an affiliate of a director of the Company. The Company paid fees and commissions earned under these various agreements totaling $55,013, $233,660 and $173,880 during 1998, 1997, and 1996, respectively.

         The Company had retained a director of the Company to perform certain business consulting services for the Company. The Company paid fees under this agreement totaling $48,023, $83,860, and $67,000 during 1998, 1997, and 1996, respectively.

         Effective April 1997, the Company entered into a lease agreement for an office building with a stockholder. The Company paid $50,892, $43,396, and $20,800 in rental fees during 1998, 1997, and 1996 to the stockholder.

         The Company purchases electronic components supporting the transportation products segment from a major stockholder, Lite Vision Corporation ("Lite Vision"), a public Taiwan company. Lite Vision holds 12.2% of the outstanding shares of common stock. The components consist primarily of light emitting diodes (LED) printed circuit boards and power supplies. The Company purchased approximately $4.0 million, $3.9 million and $ .7 million during 1998, 1997 and 1996, respectively.

(14)     Subsequent Events

         In January 1999, the Company's Board of Directors declared a dividend on Series AAA Preferred Stock for stockholders of record as of December 31, 1998. The dividends totaled $39,825.

         On February 25, 1999, the Company extended its $3,000,000 secured line of credit facility and $500,000 secured letter of credit facility through March 25, 1999 with the same financial institution. The Company expects to conclude negotiations prior to the expiration date of March 25, 1999 for a similar credit facility with the same financial institution. Management expects the term to be between six months and one year with covenants, availability and interest rates to remain the same.

                             DIGITAL RECORDERS, INC.

(15)     Quarterly Information (Unaudited)

                                                                                             1998
                                                               --------------------------------------------------------------
                                                                 3/31/98          6/30/98          9/30/98         12/31/98
                                                               -----------      -----------      -----------      -----------

Net sales                                                      $ 2,208,375      $ 2,964,033      $ 3,297,574      $ 5,769,269
Gross profit                                                       896,359        1,413,349        1,553,878        2,019,441
Net income (loss) from continuing operations                      (564,099)         (46,101)        (118,744)        (101,731)
    Net income from discontinued HIS operation, net of tax          84,123               --               --               --
    Gain on sale of HIS division, net of tax                       671,356
Net income (loss) applicable to common stockholders               (519,801)         585,430         (158,569)        (141,556)
Basic and diluted net income (loss) per common share                 (0.19)            0.22            (0.05)           (0.04)


                                                                                             1997
                                                               --------------------------------------------------------------
                                                                 3/31/97          6/30/97          9/30/97         12/31/97
                                                               -----------      -----------      -----------      -----------

Net sales                                                      $ 1,832,045      $ 2,130,448      $ 3,367,571      $ 2,075,966
Gross profit                                                       948,382          876,527        1,400,468          350,024
Net income (loss) from continuing operations                      (214,384)        (382,802)        (268,830)      (1,289,914)
    Net income (loss) from discontinued HIS operation               66,875          194,071          131,367           (2,022)
    Gain on sale of HIS division                                        --               --               --               --
Net income (loss) applicable to common stockholders               (187,334)        (228,556)        (177,287)      (1,331,762)
Basic and diluted net income (loss) per common share                 (0.07)           (0.09)           (0.06)           (0.50)


(16)     Segment Information

         The Company has two principal business segments which are based upon differences in products and technology: (1) transportation products and
         (2) law enforcement and surveillance. The transportation products segment produces automated announcement and passenger information systems and electronic destination sign products for municipalities, transportation districts, departments of transportation and bus manufacturers. The law enforcement and surveillance segment produces digital signal processing products for law enforcement agencies and organizations.

         Operating income (loss) for each segment is total sales less operating expenses applicable to the segment. Certain corporate overhead expenses including executive salaries and benefits, public company administrative expenses, legal and audit fees, and interest expense are not included in segment operating income (loss). Segment identifiable assets include accounts receivable, inventories, net property and equipment, net intangible assets and net goodwill.

                             DIGITAL RECORDERS, INC.

(16)     Segment Information, Continued

         Sales, operating income (loss), identifiable assets, depreciation and amortization, and geographic information for the Company's two operating segments are as follows:

                                                                 1998               1997               1996
                                                             ------------        -----------        -----------

                Net sales
                   Transportation products                   $ 12,280,982        $ 7,157,442        $ 5,640,211
                   Law enforcement and surveillance             1,958,269          2,248,588          2,402,188
                                                             ------------        -----------        -----------
                                                             $ 14,239,251        $ 9,406,030        $ 8,042,399
                                                             ============        ===========        ===========

                Income (loss) from operations
                   Transportation products                   $    266,452        $(1,678,114)       $   735,570
                   Law enforcement and surveillance               862,105            994,679          1,203,733
                   Corporate office and administration         (1,959,232)        (1,472,495)        (1,123,550)
                                                             ------------        -----------        -----------
                                                             $   (830,675)       $(2,155,930)       $   815,754
                                                             ============        ===========        ===========

                Identifiable assets
                   Transportation products                   $  7,119,285        $ 6,478,060        $ 3,930,345
                   Law enforcement and surveillance             2,072,882          2,597,599          2,314,768
                   Corporate office and administration          1,099,283            875,534          3,380,200
                                                             ------------        -----------        -----------
                                                             $ 10,291,450        $ 9,951,193        $ 9,625,313
                                                             ============        ===========        ===========

                Depreciation and amortization
                   Transportation products                   $    161,955        $   156,673        $    95,184
                   Law enforcement and surveillance               181,778            187,370            176,781
                   Corporate office and administration            141,332            146,663             92,904
                                                             ------------        -----------        -----------
                                                             $    485,065        $   490,706        $   364,869
                                                             ============        ===========        ===========

                Geographic information
                   United States                             $  9,599,101        $ 6,460,416        $ 7,051,240
                   Canada                                         815,184            634,986            543,000
                   United Kingdom                                 126,775             91,230                 --
                   Turkey                                         966,189            115,000                 --
                   France                                         650,055            325,000                 --
                   Germany                                      1,779,026          1,642,148            448,159
                   Italy                                          119,624             78,950                 --
                   Sweden                                          25,667                 --                 --
                   Saudi Arabia                                    99,839             45,800                 --
                   Hong Kong                                       57,790             12,500                 --
                                                             ------------        -----------        -----------
                                                             $ 14,239,251        $ 9,406,030        $ 8,042,399
                                                             ============        ===========        ===========

(17)     Pronouncement Issued, But Not Yet Effective

         In April, 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities, which requires start-up activities, including organization costs to be expensed as incurred. The impact of this pronouncement will require the Company to charge against operations, as a cumulative effect of a change in accounting principle in the first quarter of 1999, approximately $220,000 of organization costs to conform with this statement.

                                    PART III

         Certain information required by Part III is omitted from this Report in that the Registrant will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement) not later than 120 days after the end of the fiscal year covered by this report and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

              The information required by this Item is incorporated by reference to the Company's Proxy Statement.


ITEM 10:      EXECUTIVE COMPENSATION

              The information required by this Item is incorporated by reference to the Company's Proxy Statement.


ITEM 11:      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

              The information required by this Item is incorporated by reference to the Company's Proxy Statement.


ITEM 12:      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              The information required by this Item is incorporated by reference to the Company's Proxy Statement.

                                     PART IV

ITEM 13:      EXHIBITS AND REPORTS ON FORM 8-K

         (A)  EXHIBITS

         The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated herein by this reference:

 EXHIBIT NO.                DOCUMENT
------------                --------

+++      2.1      Stock Acquisition Agreement, dated March 20, 1996, between the Company and Transit-Media GmbH.

+++      2.2      Notary Public Closing Document, dated April 30, 1996, between the Company and Transit-Media GmbH.

+++++    2.3      Agreement and Plan of Reorganization among Robinson Turney
                  International, Inc., the Company, Digital Recorders, Inc., a
                  wholly owned subsidiary of the Company, and the shareholders of Robinson Turney International, Inc.

+++++    2.4      Registration Rights Agreement among the Company, David L.
                  Turney and Claude G. Robinson.

+++++    2.5      Claude G. Robinson Consulting Agreement.

*        3.1.1    Articles of Incorporation of the Company as filed on March 2,
                  1983, with the Secretary of State of the State of North
                  Carolina.

*        3.1.2    Articles of Amendment to Articles of Incorporation of the
                  Company as filed on September 13, 1983, with the Secretary of
                  State of the State of North Carolina.

*        3.1.3    Articles of Amendment to Articles of Incorporation of the
                  Company as filed on June 26, 1986, with the Secretary of State of the State of North Carolina.

EXHIBIT                    DOCUMENT
-------                    --------

*        3.1.4    Articles of Amendment to Articles of Incorporation of the
                  Company as filed on November 19, 1986, with the Secretary of
                  State of the State of North Carolina.

*        3.1.5    Articles of Amendment to Articles of Incorporation of the
                  Company as filed on March 3, 1988, with the Secretary of State of the State of North Carolina.

*        3.1.6    Amended and Restated Articles of Incorporation of the Company
                  as filed on December 28, 1990, with the Secretary of State of the State of North Carolina.

*        3.1.7    Articles of Amendment to Articles of Incorporation of the
                  Company as filed on January 14, 1993, with the Secretary of
                  State of the State of North Carolina.

*        3.1.8    Articles of Amendment to Articles of Incorporation of the
                  Company as filed on February 4, 1993, with the Secretary of
                  State of the State of North Carolina.

*        3.1.9    Articles of Amendment to Articles of Incorporation of the
                  Company as filed on October 20, 1993, with the Secretary of
                  State of the State of North Carolina.

*        3.1.10   Form of Amended and Restated Articles of Incorporation to be
                  filed with the Secretary of State of the State of North
                  Carolina.

*        3.1.11   Form of Amendment to Articles of Incorporation to be filed with the Secretary of State of the State of North Carolina.

*        3.2.1    Form of Amended and Restated By-Laws of the Company.

*        4.1      Form of specimen certificate for Common Stock of the Company.

*        4.2      Form of specimen certificate for Warrants of the Company.

*        4.3      Form of Underwriter's Warrants to be issued by the Company to the Underwriter.

*        4.4      Warrant Agreement between the Company and Continental Stock
                  Transfer & Trust Company.

*        10.1.1   Form of Employment Agreement, by and between J. Phillips L.
                  Johnston and the Company.

*        10.1.3   Employment Agreement, dated June 26, 1986, by and between
                  Virgil D. Duncan and the Company.

*        10.2     Incentive Stock Option Plan, adopted April 27, 1993,
                  authorizing 200,000 shares of Common Stock for issuance
                  pursuant to the Plan.

*        10.4     Form of 12.5% Subordinated Debentures, issued in the aggregate principal amount of $250,050.

*        10.5     Promissory Note, dated January 1, 1993, payable to John M.
                  Reeves in the principal amount of $85,843.

*        10.6     Exclusive Marketing and Sales Agreement, dated February 1,
                  1992, by and between the Company and Federal Signal
                  Corporation.

*        10.7     International Master Distributor Agreement, dated June 22,
                  1994, by and between First Exim Financial Limited and the
                  Company.

*        10.8     Form of domestic Sales Representative Agreement.

*        10.9     Office Lease Agreement, dated September 20, 1989, by and
                  between Research Triangle Industrial Park West Associates
                  Joint Venture and the Company.

**       10.9.1   Commercial Lease Agreement, dated February 28, 1995, by and between James E. Paul, Jr. and the Company.

++       10.9.2   Sublease, dated April 24, 1996, by and between family Health
                  International and the Company.

++++     10.9.3   Commercial Lease Agreement, dated April 24, 1997, by and
                  between Realmark Property Investors Ltd. Partnership V and the
                  Company.

*        10.10    Technology Purchase and Consulting Agreement, dated July 17,
                  1987, as amended on July 10, 1990, by and between the Company and Intermark Corp.

*        10.11    Representation Agreement, dated February 8, 1993, as amended
                  May 12, 1994, by and between Business Development Associates,
                  Inc. and the Company.

EXHIBIT                    DOCUMENT
-------                    --------

*        10.12    Highway Advisory Radio System Agreement, dated February 25,
                  1994, by and between the Company and New Jersey Turnpike
                  Authority.

*        10.13    Memorandum concerning consulting services, dated as of January
                  10, 1992, as amended on April 28, 1993, by and between the
                  Company and Curtis L. Kring.

*        10.14    Purchase Order, dated September 9, 1993, by and between the
                  Company and Harris Corporation.

*        10.15    Purchase Order, dated September 9, 1994, by and between New
                  Flyer Industries, Ltd. And the Company.

*        10.16    Purchase Order, dated September 15, 1994, by and between
                  Gillig Corporation and the Company.

*        10.17    Agreement for Transfer of Hawaii condominium, dated July 1,
                  1994, by and between William H. Wilson and Linda E. Wilson, on the one hand, and the Company, on the other.

*        10.18    Apartment Deed, filed August 2, 1994, from William H. Wilson and Linda E. Wilson to the Company.

*        10.19    Appraisal Report, dated as of May 10, 1994, from Island
                  Appraisals to the Company.

+        10.20    Asset Purchase and Sale Agreement, dated February 28, 1995, by and between Digital Audio Corporation and the Company.

++       10.21    Note, Commitment Letter, and Continuing Letter of Credit
                  Agreement, dated May 24, 1996, by and between Wachovia Bank of
                  North Carolina, N. A. and the Company.

++++     10.21.1  Note, Commitment Letter and General Security Agreement, dated
                  July 24, 1997, by and between Wachovia Bank of North Carolina,
                  N. A. and the Company.

***      10.22    Services Agreement, dated April 19, 1996, by and between the
                  Company and Robinson Turney International, Inc.

***      10.22.1  Amendment to April 19, 1996, Services Agreement, dated July
                  29, 1996, by and between the Company and Robinson Turney
                  International, Inc.

***      10.23    Exclusive Distribution and Sublicense Agreement, dated June 1,
                  1996, by and between Robinson Turney International, Inc. and
                  TwinVision Corp. of North America, Inc.

***      10.23.1  Amendment and Supplement to June 1, 1996 Exclusive
                  Distribution and Sublicense Agreement, also dated June 1,
                  1996, by and between Robinson Turney International, Inc. and
                  TwinVision Corp. of North America, Inc.

***      10.23.2  Amendment to June 1, 1996 Exclusive Distribution and
                  Sublicense Agreement, dated July 29, 1996, and between
                  TwinVision Corp. of North America, Inc. and Robinson Turney
                  International, Inc.

***      10.24    Management Services Agreement, dated as of April 19, 1996, by and between the Company, Transit-Media GmbH and Robinson
                  Turney International, Inc.

***      10.24.1  Amendment to April 19, 1996, Management Services Agreement,
                  also dated April 19, 1996, by and between the Company,
                  Transit-Media GmbH and Robinson Turney International, Inc.

++++     10.24.2  Amendment to April 19, 1996, Management Services Agreement
                  dated May 15, 1997, by and between the Company and Robinson
                  Turney International, Inc.

++++     10.24.3  Amendment to April 19, 1996 Management Services Agreement and
                  to April 19, 1996 Services Agreement dated June 30, 1997, by and between the Company, Transit-Media GmbH, TwinVision Corp.
                  of North America, Inc. and Robinson Turney International, Inc.

***      10.25    Exclusive International Marketing Agreement, dated as of April
                  19, 1996, by and between the Company, Twin Vision Corp. of
                  North America, Inc. and Robinson Turney International, Inc.

***      10.26    Common Stock Warrant Agreement by and between Robinson Turney
                  International , Inc. and the Company

++++++   10.27    Share Purchase Agreement between Lite Vision  Corporation and the Company.

++++++   10.28    Option Agreement between Lite Vision  Corporation and the
                  Company.

         11       Not Applicable

         13       Not Applicable

         16       Not Applicable

         EXHIBIT                    DOCUMENT
         -------                    --------

         18       Not Applicable

***      21       Listing of Subsidiaries of the Company

         22       Not Applicable

*        23.4     Consent of Island Appraisals

         27       Financial Data Schedule

         28       Not Applicable

         99       Not Applicable


------------------------------------


* Incorporated by reference from the Company's Registration on Form SB-2 (S. E. C. File No. 33-82870-A)

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

++ Incorporated by reference from the Company's third quarter Form 10-QSB dated August 14, 1996.

+++      Incorporated by reference from the Company's Form 8-K dated May 15,
         1996.

++++ Incorporated by reference from the Company's second quarter Form 10-QSB dated August 14, 1997.

+++++    Incorporated by reference from the Company's Form 8-K dated August 5,
         1998.

+++++    Incorporated by reference from the Company's Form 8-K dated August 5,
         1998.


------------------------------------

         (B)  REPORTS ON FORM 8-K

              None

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DIGITAL RECORDERS, INC.

Date:  March 19, 1999                 By:   /s/ David L. Turney
                                         ---------------------------------------
                                      David L. Turney, Chairman of the Board and
                                      Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                                              TITLE                                 DATE
------------------------------                      ----------------------------                   ----------


  /s/ David L. Turney                               Chairman of the Board, Chief                   March 19, 1999
----------------------------------
      David L. Turney                               Executive Officer (Principal
                                                    Executive Officer)


  /s/ Lawrence A. Taylor                            Chief Financial Officer and                    March 19, 1999
----------------------------------
      Lawrence A. Taylor                            Secretary (Principal Financial
                                                    and Accounting Officer)


  /s/ John D. Higgins, Sr.                          Director                                       March 19, 1999
----------------------------------
      John D. Higgins, Sr.


  /s/ C. James Meese, Jr.                           Director                                       March 19, 1999
----------------------------------
      C. James Meese, Jr.


  /s/ John K. Pirotte                               Director                                       March 19, 1999
----------------------------------
      John K. Pirotte


  /s/ John M. Reeves, II                            Director                                       March 19, 1999
----------------------------------
      John M. Reeves, II


  /s/ Juliann Tenney                                Director                                       March 19, 1999
----------------------------------
      Juliann Tenney


  /s/ John W. Thomas, Jr.                           Director                                       March 19, 1999
----------------------------------
      John W. Thomas, Jr.