Form 10QSB
period 1999-03-31
DIGITAL RECORDERS INC
filed 1999-05-07
CIK 853695

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.

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

                                  Yes X   No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

 State the number of shares outstanding of each of the issuer's classes of common equity
                   Common stock: 3,274,075 shares outstanding
                                as of May 7, 1999

Transitional Small Business Disclosure Format (check one);   Yes      No  X

                          PART 1 FINANCIAL INFORMATION




ITEM 1.  FINANCIAL STATEMENTS


                   Index to Consolidated Financial Statements


ITEM                                                                                                           PAGE

Financial Statements:


        Consolidated Balance Sheets...................................................................             3
        Consolidated Statements of Operations.........................................................             4
        Consolidated Statements of Cash Flows ........................................................           5-6
        Notes to Consolidated Financial Statements....................................................           7-9

                             DIGITAL RECORDERS, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                                            March 31, 1999    December 31, 1998
                    ASSETS                                                                   (Unaudited)          (Audited)
                                                                                            --------------    -----------------

Current Assets:
      Cash and cash equivalents                                                              $    112,975        $    703,639
      Trade accounts receivable, less allowance for doubtful accounts of $50,000                3,354,783           3,371,365
          at March 31, 1999 and December 31, 1998, respectively
      Other receivables                                                                            59,929              38,799
      Inventories                                                                               4,662,088           4,047,830
      Prepaids and other current assets                                                           416,682             148,911
                                                                                             ------------        ------------
               Total current assets                                                             8,606,457           8,310,544
                                                                                             ------------        ------------

Property and equipment, less accumulated depreciation of                                          352,714             315,550
      $388,373 and $354,179 at March 31, 1999 and December 31, 1998, respectively
Goodwill, less accumulated amortization of $585,060 and $546,679                                1,323,375           1,361,756
      at March 31, 1999 and December 31, 1998, respectively
Intangible assets, less accumulated amortization of $260,999 and $409,251                         126,672             298,149
      at March 31, 1999 and December 31, 1998,  respectively - See Note 8
Other assets                                                                                        5,451               5,451
                                                                                             ------------        ------------
               TOTAL ASSETS                                                                  $ 10,414,669        $ 10,291,450
                                                                                             ============        ============

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Short-term bank borrowings                                                             $  1,550,000        $    925,000
      Accounts payable                                                                          1,354,487           1,479,739
      Accrued expenses                                                                            447,081             313,991
      Accrued commissions                                                                         360,074             368,272
      Income tax payable                                                                               --              49,977
      Dividends payable                                                                            41,800              39,825
      Deferred revenue                                                                                 --                  --
                                                                                             ------------        ------------
               Total current liabilities                                                        3,753,442           3,176,804
                                                                                             ------------        ------------

               TOTAL LIABILITIES                                                                3,753,442           3,176,804
                                                                                             ------------        ------------

Series AAA Redeemable, Convertible, Nonvoting Preferred Stock, $.10 par value,
      Liquidation Preference of $5,000 per share, 20,000 shares authorized; 354 shares
      issued and outstanding at March 31, 1999 and December 31, 1998,  respectively             1,770,000           1,770,000
                                                                                             ------------        ------------

Stockholders' Equity:
      Common stock, $.10 par value, 10,000,000 shares authorized;
      3,274,075 shares issued and outstanding at March 31, 1999
      and at December 31, 1998                                                                    327,407             327,407
      Additional paid-in capital                                                               11,465,390          11,507,190
      Accumulated other comprehensive income - foreign currency translation                      (200,647)            (48,839)
      Accumulated deficit                                                                      (6,700,923)         (6,441,112)
                                                                                             ------------        ------------
               Total stockholders' equity                                                       4,891,227           5,344,646
                                                                                             ------------        ------------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 10,414,669        $ 10,291,450
                                                                                             ============        ============

      See accompanying notes to consolidated financial statements.

                             DIGITAL RECORDERS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998


                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                     1999               1998

Net sales                                                                        $ 4,039,371        $ 2,208,375
Cost of sales                                                                      2,350,746          1,366,699
                                                                                 -----------        -----------
     Gross profit                                                                  1,688,625            841,676
                                                                                 -----------        -----------

Operating expenses:
     Selling, general and administrative                                           1,399,349          1,202,250
     Engineering, research and development                                           396,316            213,248
                                                                                 -----------        -----------
         Total operating expenses                                                  1,795,665          1,415,498
                                                                                 -----------        -----------

     Operating income (loss)                                                        (107,040)          (573,822)

Other income (expense), net                                                          (20,172)           (43,102)
                                                                                 -----------        -----------

     Income (loss) before income taxes                                              (127,212)          (616,923)

Income tax expense (benefit)                                                             913            (52,824)
                                                                                 -----------        -----------

     Income (loss) from continuing operations                                       (128,125)          (564,099)

Discontinued operations:
     Income (loss) from operations of HIS division, net of tax                                           84,123

                                                                                 -----------        -----------

     Net income (loss)                                                              (128,125)          (479,976)

Preferred dividend requirements                                                      (41,800)           (39,825)
                                                                                 -----------        -----------

     Net income (loss) before change in accounting                                  (169,925)          (519,801)

Less: Accumulative effect of change in accounting principle - see Note 8             131,686
                                                                                 -----------        -----------

     Net income (loss) applicable to common shareholders                         $  (301,611)       $  (519,801)
                                                                                 ===========        ===========

Earnings per share:
     Net Income (loss) from continuing operations                                $     (0.05)       $     (0.23)
     Net loss from change in accounting                                                (0.04)
     Net income (loss) from discontinued operations                                                        0.04
                                                                                 -----------        -----------
     Total basic and diluted net income (loss) per share                         $     (0.09)       $     (0.19)
                                                                                 ===========        ===========

     Weighted average number of common shares and common
     equivalent shares outstanding                                                 3,274,075          2,674,075
                                                                                 ===========        ===========


     See accompanying notes to consolidated financial statements.

                             DIGITAL RECORDERS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                                                                 THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                               1999               1998

Cash flows from operating activities:
     Net income (loss)                                                                    $  (259,811)       $  (479,977)
     Adjustments to reconcile net income (loss) to net cash provided
     (used) by operating activities:
        Depreciation of property and equipment                                                 34,194             69,329
        Amortization of goodwill and intangible assets                                         67,357             72,205
        Net book value of intangible assets written off                                       131,686                 --
Changes in operating assets and liabilities:
     Decrease in trade accounts receivable                                                     16,582            140,941
     Decrease (increase) in other receivables                                                 (21,130)            16,075
     (Increase) in inventories                                                               (614,259)          (192,369)
     (Increase) in prepaids and other current assets                                         (267,770)           (48,502)
     Decrease (Increase) in intangible assets                                                  10,815             (9,391)
     (Increase) in other assets                                                                    --           (112,806)
     Increase (decrease) in accounts payable                                                 (125,251)           448,668
     Increase (decrease) in accrued expenses and commissions                                  126,867               (436)
     (Decrease) in deferred revenue                                                                --            (80,585)
     (Decrease) in income tax payable                                                         (49,977)                --
                                                                                          -----------        -----------
        Net cash used by operating activities                                                (950,697)          (176,848)
                                                                                          -----------        -----------

Cash flows from investing activities:
     Purchases of property and equipment                                                      (71,358)           (53,551)

Cash flows from financing activities:
     Proceeds from short-term bank borrowings                                               1,075,000          2,309,460
     Principal payments on short-term bank borrowings                                        (450,000)        (1,750,000)
     Payment of dividends on preferred stock                                                  (41,800)           (39,825)
                                                                                          -----------        -----------
        Net cash provided by financing activities                                             583,200            519,635
                                                                                          -----------        -----------

Effect of exchange rate changes                                                              (151,809)           (43,534)
                                                                                          -----------        -----------

Net increase (decrease) in cash and cash equivalents                                         (590,664)           245,702

Cash and cash equivalents at beginning of period                                              703,639            472,285
                                                                                          -----------        -----------

Cash and cash equivalents at end of period                                                $   112,975        $   717,987
                                                                                          ===========        ===========

Supplemental Disclosure of Cash Flow Information:
     Cash paid during the year for interest                                               $    18,950        $    28,276
                                                                                          ===========        ===========
     Cash paid during the year for income taxes                                           $   118,915        $        --
                                                                                          ===========        ===========


See accompanying notes to consolidated financial statements.

                             DIGITAL RECORDERS, INC.

          Consolidated Statements of Cash Flows, Continued (Unaudited)

            For the three month periods ended March 31, 1999 and 1998



Supplemental disclosures of non cash financing activities:


The Company declared $41,800 and $39,825 in dividends on Series AAA Preferred Stock in the three month periods ended March 31, 1999 and 1998, respectively. The Company paid $39,825 in cash dividends in each of the three month periods ended March 31, 1999 and 1998.

                             DIGITAL RECORDERS, INC.

             Notes to Consolidated Financial Statements (Unaudited)

                             March 31, 1999 and 1998


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

                  The accompanying condensed financial statements and related notes should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full calendar year.

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

                  The basic net income (loss) per common share has been computed based upon the weighted average of shares of common stock outstanding. Diluted net income (loss) per common share assuming dilution has been computed based upon the weighted average shares of common stock outstanding and shares that would have been outstanding assuming the issuance of common stock for all dilutive potential common stock outstanding. The Company's outstanding stock options and warrants represent the only dilutive potential common stock outstanding. The amounts of loss used in the calculations of diluted and basic income loss per common share were the same for all the periods presented. Diluted net loss per common share is equal to the basic net loss per common share for the nine month periods ended March 31, 1999 and 1998, respectively, as all common equivalent shares from stock options and stock warrants would have an antidilutive effect. Cash dividends declared on the preferred stock during the period were added to the net loss to determine the net loss per share. Cash dividends declared were $41,800 and $39,825 for each of the three month periods ended March 31, 1999 and 1998, respectively.

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

                             DIGITAL RECORDERS, INC.

       Notes to Consolidated Financial Statements - Continued (Unaudited)

                             March 31, 1999 and 1998


(4)      Debt

                  On February 26, 1998, the Company renewed its $2,500,000 secured line of credit facility and $1,000,000 secured letter of credit facility through February of 1999. August 1, 1998 the amount of funds available under the secured line of credit facility increased to $3,000,000 and secured letter of credit decreased to $500,000. Both facilities are with the same financial institution. These facilities provide for short-term borrowings and import letters of credit, are subject to certain loan covenants, are secured by substantially all of the Company's accounts receivable, inventory and equipment, and bear interest, payable monthly, at the 90 day LIBOR base rate plus 4.0%. Presently the borrowing base and credit line availability is computed at eighty percent (80%) of all U.S. trade accounts receivable less those accounts exceeding ninety days (90) outstanding. At March 31, 1999, the Company had borrowed $1,550,0000 against the availability of $2,346,087.

                  On March 25, 1999, the Company extended its $3,000,000 secured line of credit facility and $500,000 secured letter of credit facility through July 31, 1999 as the Company concludes negotiations for a larger credit facility with a new lending entity.

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

(6)      Sale of Highway Information Systems ("HIS") group

                  On April 14, 1998, the Company sold its Highway Information Systems ("HIS") business group to Quixote Corporation for $2.8 million in cash plus other consideration of approximately $200,000. The Company realized a gain on disposal, before applicable income taxes, of $1,097,012. The income tax expense on this transaction, which the Company will offset with the tax loss carryforwards existed as of December 31, 1998, totaled approximately $425,656. Net proceeds to the Company were used primarily to reduce bank borrowings under the Company's secured line of credit facility. Operating revenues for the quarter ended March 31, 1998 totaled $685,930 and have been excluded from the net sales amount for the three month period ended March 31, 1998. The net operating income, net of tax for the three month period ended March 31, 1998 was $84,123.

(7)      Segment Information

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

                            DIGITAL RECORDERS, INC.

       Notes to Consolidated Financial Statements - Continued (Unaudited)

                             March 31, 1999 and 1998


(7)      Segment Information, continued

                  Sales, operating income (loss), identifiable assets and depreciation and amortization information for the Company's two operating segments are as follows:

                                                                                               Three Months Ended March 31, 1999
                                                                                                    1999                1998
                                                                                                ------------        ------------

                            Net sales
                               Transportation products                                          $  3,336,778        $  1,935,665
                               Law enforcement and surveillance                                      702,593             272,710
                                                                                                ------------        ------------
                                                                                                $  4,039,371        $  2,208,375
                                                                                                ============        ============

                            Income (loss) from operations
                               Transportation products                                          $     53,708        $   (301,105)
                               Law enforcement and surveillance                                      322,258               7,556
                               Corporate office and administration                                  (483,006)           (280,273)
                                                                                                ------------        ------------
                                                                                                $   (107,040)       $   (573,822)
                                                                                                ============        ============

                            Identifiable assets
                               Transportation products                                          $  7,808,003        $  8,233,253
                               Law enforcement and surveillance                                    2,414,763           1,891,645
                               Corporate office and administration                                   191,903             190,066
                                                                                                ------------        ------------
                                                                                                $ 10,414,669        $ 10,314,964
                                                                                                ============        ============

                            Depreciation and amortization - see Note 8
                               Transportation products                                          $     66,652        $     50,555
                               Law enforcement and surveillance                                       88,415              45,445
                               Corporate office and administration                                    78,170              19,205
                                                                                                ------------        ------------
                                                                                                $    233,237        $    141,444
                                                                                                ============        ============


(8)      Pronouncement Issued

                  In April, 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities, which requires start-up activities, including organization costs to be expensed as incurred. The impact of this pronouncement required the Company to charge against operations, as a cumulative effect of a change in accounting principle in the three month period ended March 31, 1999 $131,686 of organization costs to conform with this statement.

(9)      Subsequent Events

                  On April 26, 1999, the Company's Board of Directors declared a dividend on Series AAA Preferred Stock for stockholders of record as of March 31, 1999. The dividends totaled $41,800.

                  On April 26, 1999, the Board of Directors authorized the extension of the term of its Redeemable Warrants to Purchase Common Stock (the "Warrants") sold in the Registrant's public offering in November 1994. As extended, the Warrants may be exercised at any time prior to 5:00 P.M. Eastern Time on April 30, 2000. All Warrants not exercised on or prior to such date shall expire, subject to the right of the Company to extend such date. All other terms of the Warrants remain unchanged.

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

         The TCS group focuses on supplying the public transit market with Automatic Voice Announcement Systems ("AVAS") and services. The DR500C Talking Bus system marketed by the Company includes four core components: a vehicle logic unit (the DR500C), an Operator Control Unit ("OCU"), an internal light-emitting diode ("LED") sign and a Global Positioning Satellite ("GPS") navigation system. The Talking Bus system automatically provides voice announcements including next stop, transfer points, route and destination identification and public service messages. This system enhances public transit service for all passengers and complies with Americans with Disabilities Act ("ADA") legislation. The demonstrated and ongoing integration of the DR500C product with other "smart bus" technologies is a key element for potential market growth. Customers include transit operating agencies which use mass transit vehicles, commercial bus transportation vehicle operators, and manufacturers of those vehicles.

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

RESULTS OF OPERATIONS

         The following table sets forth the percentage of revenues represented by certain items included in the Company's Statements of Operations:

                                                                          THREE MONTHS ENDED MARCH 31
                                                                          ---------------------------
                                                                              1999           1998
                                                                              -----          -----

Net sales.................................................................    100.0 %        100.0 %
Cost of sales.............................................................     58.2           61.9
                                                                              -----          -----
      Gross profit........................................................     41.8           38.1
                                                                              -----          -----
Operating expenses:.......................................................                      --
      Selling, general and administrative.................................     34.7           54.4
      Engineering, research and development...............................      9.8            9.7
                                                                              -----          -----
           Total operating expenses.......................................     44.5           64.1
                                                                              -----          -----
      Operating income (loss).............................................     (2.7)         (26.0)
Other income (expense), net...............................................     (0.5)          (2.0)
                                                                              -----          -----
      Income (loss) before income taxes from continuing operations........     (3.2)         (27.9)
Income tax expense (benefit)..............................................       --           (2.4)
                                                                              -----          -----
      Income (loss) from continuing operations before accounting change...     (3.2)         (25.5)
Less:  Change in accounting...............................................     (3.2)
Discontinued operations:
           Income (loss) from operations of HIS division, net of tax                           3.8
                                                                              -----          -----
Net income (loss).........................................................     (6.4)%        (21.7)%
                                                                              =====          =====


Comparison of Three Months Ended March 31, 1999 and 1998

         Net sales for the three months ended March 31, 1999 were $4,039,371 an increase of $1,830,996 or 83%, as compared to $2,208,375 for the comparable three months in 1998. Increased sales resulting from an increase in market share in the TPS was the most significant factor contributing to the increase.

         During the three months ended March 31, 1999, TCS sales increased $766,118 or 76.1% from the corresponding three months in the prior year. TCS sales increased from $1,007,329 in 1998 to $1,773,447 in 1999. The increase reflects TCS having improved market share. TCS business is subject to delivery schedules of customers causing period to period fluctuations in revenues.

         During the three months ended March 31, 1999, DAC sales increased $429,883, or 157.6%, from the corresponding three months in the prior year. DAC sales increased from $272,710 in 1998 to $702,593 in 1999. A significant government order completed at the end March accounted for this increase.

         Transit-Media sales increased 12.6% from $342,375 in the first quarter in 1998 to $385,454 in 1999.

         During the three months ended March 31, 1999, TwinVision sales increased $591,892 or 101%. TwinVision sales increased from $585,962 in 1998 to $1,177,854 in 1999. This increase is the result of additional market share capture and market acceptance of the LEDOT(R) destination sign systems.

         Gross profit for the three months ended March 31, 1999 was $1,688,625, an increase of $846,949 or 100.6%, over gross profit of $841,676 for the three months ended March 31, 1998. As a percentage of sales, gross profit during the three months ended March 31, 1999 was 41.8% of net sales, as compared to 38.1% during the corresponding three months in 1997. The increase in gross profit percentage was caused primarily by a higher percentage of sales in DAC which historically has higher gross margins than the TPS business units.

         Selling, general and administrative expenses during the three months ended March 31, 1999 were $1,399,349, an increase of $197,099 or 16.4% as compared to expenses of $1,202,250 during the three months ended March 31, 1998. This increase was attributed primarily to higher payroll and related fringe benefits plus increases in outside services.

         Engineering, research and development expenses for the three months ended March 31, 1999 were $396,316, an increase of $183,068, or 85.8%, as compared to expenses of $213,248 during the three months ended March 31, 1998. This increase related primarily to additional engineering personnel for sustaining product engineering and product development.

         Operating losses decreased by $466,782 from $573,822 for the three months ended March 31, 1998 to $107,040 for the three months ended March 31, 1999 primarily due to the factors set forth above.

         Total other income (expense) for the three months ended March 31, 1999 was a net expense of $20,172, a decrease of $22,930 as compared to a net expense for the three months ended March 31, 1998 of $43,102. This decrease primarily the result of lower interest expense in the three months ended March 31, 1999.

         The Company's financial statements contain, when necessary, a provision for income tax expense due to alternative minimum tax. For the three month periods ended March 31, 1999 and 1998, the Company did not record any income tax expense. As a result of the accumulated losses incurred in past years, the Company had a net operating loss carry forward for federal income tax purposes of $2,342,020 as of December 31, 1998. This carry forward will be available to offset federal taxable income, if any, through 2006 to 2012. Also, as of December 31, 1998, one of the Company's subsidiaries had a net economic loss carry forward for state income tax purposes of $1,524,112, which will be available to offset future state taxable income, if any, through 2002 and 2003. Following utilization of the existing federal and state loss carry forwards, the Company's future operations, if profitable, will be subject to income tax expense.

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

         On February 26, 1998, the Company renewed its $2,500,000 secured line of credit facility and $1,000,000 secured letter of credit facility through February 1999. At August 1, 1998 the amount of funds available under the secured line of credit facility increased to $3,000,000 and secured letter of credit decreased to $500,000. Both facilities are with the same financial institution. These facilities provide for short-term borrowings and import letters of credit, are subject to certain loan covenants, are secured by substantially all of the Company's accounts receivable, inventory and equipment, and bear interest, payable monthly, at the 90 day LIBOR base rate plus 4.0%. At March 31, 1999, there were $1,550,000 of borrowings outstanding under the line of credit agreement. This secured line of credit facility has been extended to July 31, 1999 as the Company concludes negotiations for a larger credit facility with a new lending entity.

         As of March 31, 1999, the Company's principal sources of liquidity included cash and cash equivalents of $112,975, trade accounts receivable of $3,354,783, inventory of $4,662,088 and short-term bank borrowings of $1,550,000 providing the Company with net working capital of $4,853,015.

         The Company's operating activities used cash of $950,697 and $176,848 during the three months ended March 31, 1999 and 1998, respectively. For the three months ended March 31, 1999, an increase in inventories and higher prepaid and other assets accounted for the majority of net cash used. For the three months ended March 31, 1998, the net operating loss and was primarily offset by an increase in trade accounts payable. Working capital requirements will increase with growth in the Company's sales, primarily due to the span between the time the Company must pay its suppliers and the time the Company receives payment from its customers, particularly its governmental customers and bus manufactures in Europe.

         The Company's investing activities used cash of $71,358 and $53,551 in the three months ended March 31,1999 and 1998, respectively. During both periods, the use of cash was primarily for computer systems related expenditures.

         The Company's financing activities provided net cash of $583,200 and $519,635 during the three month periods ended March 31, 1999 and 1998, respectively and related to the net increase in short term bank borrowings.

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

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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


                                     DIGITAL RECORDERS, INC.


Dated: May 7, 1999                   By: /s/ DAVID L. TURNEY
                                        ----------------------------------------
                                     David L. Turney, Chairman of the Board and
                                     Chief Executive Officer


Dated: May 7, 1999                   By: /s/ LAWRENCE A. TAYLOR
                                        ----------------------------------------
                                     Lawrence A. Taylor, Chief Financial Officer