Form 10QSB
period 1999-06-30
DIGITAL RECORDERS INC
filed 1999-08-06
CIK 853695

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from             to
                                         -----------    --------------
                         Commission file number 1-13408

                            DIGITAL RECORDERS, INC.
          (Name of small business issuer as specified in its charter)


          NORTH CAROLINA                               56-1362926
   (State or other jurisdiction           (I.R.S. Employer Identification No.)
 of incorporation or organization)

                         4018 PATRIOT DRIVE, SUITE 100
                         DURHAM , NORTH CAROLINA 27709
                    (Address of principal executive offices)

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

                                 Yes   X   No


        APPLICABLE ONLY TO CORPORATE ISSUERS State the number of shares outstanding of each of the issuer's classes of
                                 common equity
                   Common stock: 3,274,075 shares outstanding
                              as of August 5, 1999

Transitional Small Business Disclosure Format (check one);    Yes      No  X

                          PART 1 FINANCIAL INFORMATION





ITEM 1.   FINANCIAL  STATEMENTS


                   Index to Consolidated Financial Statements



ITEM                                                                                       PAGE
Financial Statements:

        Consolidated Balance Sheets.....................................................    3
        Consolidated Statements of Operations...........................................    4
        Consolidated Statements of Cash Flows ..........................................    5-6
        Notes to Consolidated Financial Statements......................................    7-9

                            DIGITAL RECORDERS, INC.

                          CONSOLIDATED BALANCE SHEETS



                                                                                         June 30, 1999     December 31, 1998
                       ASSETS                                                             (Unaudited)           Audited
                                                                                         --------------      --------------
Current Assets:
      Cash and cash equivalents                                                          $      216,838      $      703,639
      Trade accounts receivable, less allowance for doubtful accounts of $50,000              3,745,471           3,371,365
          at June 30, 1999 and December 31, 1998, respectively
      Other receivables                                                                          59,542              38,799
      Inventories                                                                             4,529,129           4,047,830
      Prepaids and other current assets                                                         588,342             148,911
                                                                                         --------------      --------------
          Total current assets                                                                9,139,322           8,310,544
                                                                                         --------------      --------------

Property and equipment, less accumulated depreciation of                                        415,269             315,550
      $424,132 and $354,179 at June 30, 1999 and December 31, 1998, respectively
Goodwill, less accumulated amortization of $623,422 and $546,679                              1,284,993           1,361,756
      at June 30, 1999 and December 31, 1998, respectively
Intangible assets, less accumulated amortization of $276,092 and $409,251                       111,309             298,149
      at June 30, 1999 and December 31, 1998,  respectively
Other assets                                                                                      5,451               5,451
                                                                                         --------------      --------------
          TOTAL ASSETS                                                                   $   10,956,344      $   10,291,450
                                                                                         ==============      ==============

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Short-term bank borrowings                                                         $    1,705,000      $      925,000
      Accounts payable                                                                        2,296,447           1,479,739
      Accrued expenses                                                                          251,976             313,991
      Accrued commissions                                                                       367,131             368,272
      Accrued warranty reserve                                                                   60,000              49,977
      Dividends payable                                                                          41,800              39,825
                                                                                         --------------      --------------
          Total current liabilities                                                           4,722,354           3,176,804
                                                                                         --------------      --------------
          TOTAL LIABILITIES                                                                   4,722,354           3,176,804
                                                                                         --------------      --------------
Series AAA Redeemable, Convertible, Nonvoting Preferred Stock, $.10 par value,
      Liquidation Preference of $5,000 per share, 20,000 shares authorized; 354 shares issued and outstanding at June 30, 1999 and December 31, 1998,
      respectively                                                                            1,770,000           1,770,000

Stockholders' Equity:
      Common stock, $.10 par value, 10,000,000 shares authorized; 3,274,075 shares issued and outstanding at June 30, 1999
      and at December 31, 1998                                                                  327,407             327,407
      Additional paid-in capital                                                             11,423,590          11,507,190
      Accumulated other comprehensive income - foreign currency translation                    (257,650)            (48,839)
      Accumulated deficit                                                                    (7,029,357)         (6,441,112)
                                                                                         --------------      --------------
          Total stockholders' equity                                                          4,463,990           5,344,646
                                                                                         --------------      --------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $   10,956,344      $   10,291,450
                                                                                         ==============      ==============

See accompanying notes to consolidated financial statements.

                            DIGITAL RECORDERS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

     FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998


                                                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                                JUNE 30,                       JUNE 30,
                                                                          1999            1998           1999            1998

Net sales                                                             $  4,956,272    $  2,964,033    $  8,995,643   $  5,172,408
Cost of sales                                                            3,350,222       1,560,729       5,700,968      2,927,428
                                                                      ------------    ------------    ------------   ------------
     Gross profit                                                        1,606,050       1,403,304       3,294,675      2,244,980
                                                                      ------------    ------------    ------------   ------------

Operating expenses:
     Selling, general and administrative                                 1,560,157       1,610,365       2,959,506      2,812,615
     Engineering, research and development                                 335,367         249,278         731,682        462,526
                                                                      ------------    ------------    ------------   ------------
         Total operating expenses                                        1,895,524       1,859,643       3,691,188      3,275,141
                                                                      ------------    ------------    ------------   ------------

     Operating income (loss)                                              (289,474)       (456,339)       (396,513)    (1,030,161)

Other income (expense), net                                                (36,792)        (15,418)        (56,965)       (58,520)
                                                                      ------------    ------------    ------------   ------------

     Income (loss) before income taxes                                    (326,266)       (471,757)       (453,478)    (1,088,681)

Income tax expense (benefit)                                                 2,167        (425,656)          3,080       (478,480)
                                                                      ------------    ------------    ------------   ------------

     Income (loss) from continuing operations                             (328,433)        (46,101)       (456,558)      (610,201)
                                                                      ------------    ------------    ------------   ------------

Discontinued operations:
     Income (loss) from operations of HIS division, net of tax                  --              --              --         84,123
     Gain on sale of HIS division, net of tax                                   --         671,356              --        671,356
                                                                      ------------    ------------    ------------   ------------
            Income (loss) from discontinued operations                          --         671,356              --        755,479
                                                                      ------------    ------------    ------------   ------------

     Net income (loss)                                                    (328,433)        625,255        (456,558)       145,278

Preferred dividend requirements                                            (41,800)        (39,825)        (83,600)       (79,650)
                                                                      ------------    ------------    ------------   ------------

     Net income (loss) before change in accounting principle              (370,233)        585,430        (540,158)        65,628

Less: Cumulative effect of change in accounting principle                       --              --         131,686             --
                                                                      ------------    ------------    ------------   ------------

     Net income (loss) applicable to common shareholders              $   (370,233)   $    585,430    $   (671,844)  $     65,628
                                                                      ============    ============    ============   ============

Earnings per share:
     Net Income (loss) from continuing operations before income taxes $      (0.10)   $      (0.18)   $      (0.14)  $      (0.41)
     Income tax expense (benefit)                                               --            0.16              --           0.18
     Net income (loss) from discontinued operations, net of tax                 --            0.25              --           0.28
     Preferred dividend requirements                                         (0.01)          (0.01)          (0.03)         (0.03)
     Cumulative effect of change in accounting principle                        --              --           (0.04)            --
                                                                      ------------    ------------    ------------   ------------

     Total basic and diluted net income (loss) per share              $      (0.11)   $       0.22    $      (0.21)  $       0.02
                                                                      ============    ============    ============   ============

     Weighted average number of common shares and common
     equivalent shares outstanding                                       3,274,075       2,674,075       3,274,075      2,674,075
                                                                      ============    ============    ============   ============

See accompanying notes to consolidated financial statements.

                            DIGITAL RECORDERS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

     FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998


                                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                              JUNE 30,                          JUNE 30,
                                                                        1999             1998            1999             1998
Cash flows from operating activities:
      Net Income (Loss)                                             $  (328,433)     $   625,255     $  (588,244)     $   145,278
      Adjustments to reconcile net income (loss) to net cash
        used by operating activities:
            Depreciation and amortization of property and equipment      35,760           62,637          69,954          131,966
            Amortization of goodwill and intangible assets               53,474           58,052         120,831          130,257
            Net book value of intangible assets written off                  --               --         131,686               --
            Changes in operating assets and liabilities:
       Decrease (increase) in trade accounts receivable                (390,687)         495,401        (374,105)         636,342
       Decrease (increase) in other receivables                           4,622           10,871         (16,508)          26,946
       Decrease (increase) in inventories                               132,959          200,331        (481,299)           7,962
       Decrease (Increase) in prepaids and other current assets        (171,660)          31,643        (439,431)         (16,859)
       Decrease (increase) in intangible assets                             270            4,826          11,085           (4,565)
       Decrease in other assets                                              --          113,243              --              437
       Increase (decrease) in accounts payable                          785,209         (399,962)        659,958           48,706
       Increase (decrease) in accrued expenses                           24,467          (92,177)        151,334          (92,613)
       (Decrease) in deferred revenue                                        --               --              --          (80,585)
       Increase in other current liabilities                                 --           67,521         (49,977)          67,521
                                                                    -----------      -----------     -----------      -----------
         Net cash provided (used) by operating activities               145,981        1,177,641        (804,716)       1,000,793
                                                                    -----------      -----------     -----------      -----------

Cash flows from investing activities:
      Purchases of property and equipment                               (98,314)        (177,471)       (169,672)        (231,022)
      Sales of property and equipment                                        --          193,206              --          193,206
      Sales of intangible assets                                             --           10,538              --           10,538
                                                                    -----------      -----------     -----------      -----------
          Net cash provided (used) by investing activities              (98,314)          26,273        (169,672)         (27,278)
                                                                    -----------      -----------     -----------      -----------

Cash flows from financing activities:
      Proceeds from short-term bank borrowings                          705,000        1,320,000       1,780,000        3,629,460
      Principal payments on short-term bank borrowings                 (550,000)      (3,153,000)     (1,000,000)      (4,903,000)
      Payment of dividends on preferred stock                           (41,800)         (79,649)        (83,600)        (119,474)
                                                                    -----------      -----------     -----------      -----------
           Net cash provided (used) by financing activities             113,200       (1,912,649)        696,400       (1,393,014)
                                                                    -----------      -----------     -----------      -----------

Effect of exchange rate changes                                         (57,005)          90,808        (208,813)          47,274
                                                                    -----------      -----------     -----------      -----------

           Net (decrease) in cash and cash equivalents                  103,862         (617,927)       (486,801)        (372,225)

Cash and cash equivalents at beginning of period                        112,976          717,987         703,639          472,285

                                                                    -----------      -----------     -----------      -----------
Cash and cash equivalents at end of period                          $   216,838      $   100,060     $   216,838      $   100,060
                                                                    ===========      ===========     ===========      ===========

Supplemental Disclosure of Cash Flow Information:
      Cash paid during the period for interest                      $    34,576      $    57,499     $    53,526      $    85,775
                                                                    ===========      ===========     ===========      ===========
      Cash paid during the period for income taxes                  $   118,915      $        --     $   118,915      $        --
                                                                    ===========      ===========     ===========      ===========

See accompanying notes to consolidated financial statements.

                            DIGITAL RECORDERS, INC.

          Consolidated Statements of Cash Flows, Continued (Unaudited)

            For the three month periods ended June 30, 1999 and 1998



Supplemental disclosures of non cash financing activities:


The Company declared $41,800 and $39,825 in dividends on Series AAA Preferred Stock in the three month periods ended June 30, 1999 and 1998, respectively. The Company paid $41,800 and $39,825 in cash dividends in the three month periods ended June 30, 1999 and 1998, respectively.

                            DIGITAL RECORDERS, INC.

             Notes to Consolidated Financial Statements (Unaudited)

                             June 30, 1999 and 1998



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

          The accompanying condensed financial statements and related notes should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 1998. The results of operations for the three months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full calendar year.

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

          The basic net income (loss) per common share has been computed based upon the weighted average of shares of common stock outstanding. Diluted net income (loss) per common share assuming dilution has been computed based upon the weighted average shares of common stock outstanding and shares that would have been outstanding assuming the issuance of common stock for all dilutive potential common stock outstanding. The Company's outstanding stock options and warrants represent the only dilutive potential common stock outstanding. The amounts of loss used in the calculations of diluted and basic income loss per common share were the same for all the periods presented. Diluted net loss per common share is equal to the basic net loss per common share for the six month periods ended June 30, 1999 and 1998, respectively, as all common equivalent shares from stock options and stock warrants would have an antidilutive effect. Cash dividends declared on the preferred stock during the period were added to the net loss to determine the net loss per share. Cash dividends declared were $41,800 and $39,825 for each of the three month periods ended June 30, 1999 and 1998, respectively.

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

                            DIGITAL RECORDERS, INC.

       Notes to Consolidated Financial Statements - Continued (Unaudited)

                             June 30, 1999 and 1998

(4)  Debt

          On February 26, 1998, the Company renewed its $2,500,000 secured line of credit facility and $1,000,000 secured letter of credit facility through February of 1999. August 1, 1998 the amount of funds available under the secured line of credit facility increased to $3,000,000 and secured letter of credit decreased to $500,000. Both facilities are with the same financial institution. These facilities provide for short-term borrowings and import letters of credit, are subject to certain loan covenants, are secured by substantially all of the Company's accounts receivable, inventory and equipment, and bear interest, payable monthly, at the 90 day LIBOR base rate plus 4.0%. Presently the borrowing base and credit line availability is computed at eighty percent (80%) of all U.S. trade accounts receivable less those accounts exceeding ninety days (90) outstanding. At June 30, 1999, the Company had borrowed $1,705,000 against the availability of $2,434,124.

          On March 25, 1999, the Company extended its $3,000,000 secured line of credit facility and $500,000 secured letter of credit facility through July 31, 1999 which was subsequently extended to August 31, 1999 as the Company concludes negotiations for a larger credit facility with a new lending entity.

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

(6)  Sale of Highway Information Systems ("HIS") group

          On April 14, 1998, the Company sold its Highway Information Systems ("HIS") business group to Quixote Corporation for $2.8 million in cash plus other consideration of approximately $200,000. The Company realized a gain on disposal, before applicable income taxes, of $1,097,012. The income tax expense on this transaction, which the Company will offset with the tax loss carryforwards existing as of December 31, 1998, totaled approximately $425,656. Net proceeds to the Company were used primarily to reduce bank borrowings under the Company's secured line of credit facility. Operating revenues for the quarter ended June 30, 1998 totaled $685,930 and have been excluded from the net sales amount for the three month period ended June 30, 1998. The net operating income, net of tax for the three month period ended June 30, 1998 was $84,123.

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

                             June 30, 1999 and 1998

(7)  Segment Information, continued

          Sales, operating income (loss), identifiable assets and depreciation and amortization information for the Company's two operating segments are as follows:

                                                                        Three Months Ended June 30,
                                                                         1999                 1998
                                                                     -------------        ------------

Net sales
    Transportation products                                          $   4,496,755        $   2,375,704
    Law enforcement and surveillance                                       459,517              588,329
                                                                     -------------        -------------
                                                                     $   4,956,272        $   2,964,033
                                                                     =============        =============

Income (loss) from operations
    Transportation products                                          $      53,708        $    (174,107)
    Law enforcement and surveillance                                       139,824              304,360
    Corporate office and administration                                   (483,006)            (586,592)
                                                                     -------------        -------------
                                                                     $    (289,474)       $    (456,339)
                                                                     =============        =============


                                                                     June 30, 1999      December 31, 1998
                                                                     -------------      -----------------
Identifiable assets
    Transportation products                                          $   7,848,359        $   7,584,136
    Law enforcement and surveillance                                     2,530,385            2,457,252
    Corporate office and administration                                    577,600              250,062
                                                                     -------------        -------------
                                                                     $  10,956,344        $  10,291,450
                                                                     =============        =============

Depreciation and amortization
    Transportation products                                          $      26,107        $      32,340
    Law enforcement and surveillance                                        45,587               40,373
    Corporate office and administration                                     17,540               47,975
                                                                     -------------        -------------
                                                                     $      89,234        $     120,689
                                                                     =============        =============


(8)  Pronouncement Issued

          In April, 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities, which requires start-up activities, including organization costs to be expensed as incurred. The impact of this pronouncement required the Company to charge against operations, as a cumulative effect of a change in accounting principle in the three month period ended March 31, 1999, $131,686 of organization costs to conform with this statement.

(9)  Subsequent Events

          On July 26, 1999, the Company's Board of Directors declared a dividend on Series AAA Preferred Stock for stockholders of record as of June 30, 1999. The dividends totaled $41,800.

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

         The DAC group was established in 1995 upon the Company's acquisition of Digital Audio Corporation. The DAC group produces a line of digital signal processing filter systems and tape transcribers used to improve the quality and intelligibility of live and recorded voices. Products are marketed, both domestically and internationally, to law enforcement entities and other customers in government organizations.

         The following discussion provides an analysis of the Company's results of operations and liquidity and capital resources. This should be read in conjunction with the consolidated financial statements of the Company and notes thereto. The operating results of the periods presented were not significantly affected by inflation.

RESULTS OF OPERATIONS

         The following table sets forth the percentage of revenues represented by certain items included in the Company's Statements of Operations:

                                                                                            THREE MONTHS ENDED JUNE 30
                                                                                         -------------------------------
                                                                                             1999                1998
                                                                                         ------------        ------------

Net sales .............................................................................         100.0%              100.0%
Cost of sales .........................................................................          67.6                52.7
                                                                                         ------------        ------------
      Gross profit ....................................................................          32.4                47.3
                                                                                         ------------        ------------
Operating expenses:
      Selling, general and administrative .............................................          31.4                54.3
      Engineering, research and development ...........................................           6.8                 8.4
                                                                                         ------------        ------------
           Total operating expenses ...................................................          38.2                62.7
                                                                                         ------------        ------------
      Operating income (loss) .........................................................          (5.8)              (15.4)
Other income (expense), net ...........................................................          (0.7)               (0.5)
                                                                                         ------------        ------------
      Income (loss) before income taxes from continuing operations ....................          (6.5)              (15.9)
Income tax expense (benefit) ..........................................................            --               (14.4)
                                                                                         ------------        ------------
      Income (loss) from continuing operations before accounting change ...............          (6.5)               (1.5)
Less:  Change in accounting ...........................................................            --                  --
Discontinued operations:
           Income (loss) from operations of HIS division, net of tax ..................            --                22.6
                                                                                         ============        ============
Net income (loss) .....................................................................          (6.5)%              21.1%
                                                                                         ============        ============

Comparison of Three Months Ended June 30, 1999 and 1998

         Net sales for the three months ended June 30, 1999 were $4,956,272, an increase of $1,992,239 or 67%, as compared to $2,964,033 for the comparable three months in 1998. Increased sales resulting from an increase in market share in the TPS was the most significant factor contributing to the increase.

         During the three months ended June 30, 1999, TPS sales increased $2,121,051 or 89% from the corresponding three months in the prior year. TPS sales increased from $2,375,704 in 1998 to $4,496,755 in 1999. This significant increase is primarily the result of additional market share capture and market acceptance of the TwinVision LeDot(R) Destination Sign System.

         During the three months ended June 30, 1999, DAC sales decreased $128,812, or 21.9%, from the corresponding three months in the prior year. DAC sales decreased from $588,329 in 1998 to $459,517 in 1999. Such quarter over quarter differences are normal for this type of business as DAC does not specifically work from any significant backlog.

         Gross profit for the three months ended June 30, 1999 was $1,606,050, an increase of $202,746 or 14.4%, over gross profit of $1,403,304 for the three months ended June 30, 1998. As a percentage of sales, gross profit during the three months ended June 30, 1999 was 32.4 % net sales, as compared to 47.3% during the corresponding three months in 1998 The decrease in gross profit percentage was caused primarily by a lower percentage of sales in DAC which historically has higher gross margins than the TPS business units.

         Selling, general and administrative expenses during the three months ended June 30, 1999 were $1,560,157, a decrease of $50,208 or 3.1% as compared to expenses of $1,610,365 during the three months ended June 30, 1998. This increase was attributed primarily to personnel actions.

         Engineering, research and development expenses for the three months ended June 30, 1999 were $335,367, an increase of $86,089, or 34.5%, as compared to expenses of $249,278 during the three months ended June 30, 1998. This increase related primarily to additional hardware and software engineering personnel for sustaining product engineering and new product development.

         Operating losses decreased by $166,865 from $456,339 for the three months ended June 30, 1998 to $289,474 for the three months ended June 30, 1999 primarily due to the factors set forth above.

         Total other income (expense) for the three months ended June 30, 1999 was a net expense of $36,792, an increase of $21,374 as compared to a net expense for the three months ended June 30, 1998 of $15,418. This increase is primarily the result of higher interest expense in the three months ended June 30, 1999.

         The Company's financial statements contain, when necessary, a provision for income tax expense due to alternative minimum tax. For the three month periods ended June 30, 1999 and 1998, the Company did not record any U.S. income tax expense. As a result of the accumulated losses incurred in past years, the Company had a net operating loss carry forward for federal income tax purposes of $2,342,020 as of December 31, 1998. This carry forward will be available to offset federal taxable income, if any, through 2006 to 2012. Also, as of December 31, 1998, one of the Company's subsidiaries had a net economic loss carry forward for state income tax purposes of $1,524,112, which will be available to offset future state taxable income, if any, through 2002 and 2003. Following utilization of the existing federal and state loss carry forwards, the Company's future operations, if profitable, will be subject to income tax expense.

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

         On February 26, 1998, the Company renewed its $2,500,000 secured line of credit facility and $1,000,000 secured letter of credit facility through February 1999. At August 1, 1998 the amount of funds available under the secured line of credit facility increased to $3,000,000 and secured letter of credit decreased to $500,000. Both facilities are with the same financial institution. These facilities provide for short-term borrowings and import letters of credit, are subject to certain loan covenants, are secured by substantially all of the Company's accounts receivable, inventory and equipment, and bear interest, payable monthly, at the 90 day LIBOR base rate plus 4.0%. At June 30, 1999, there were $1,705,000 of borrowings outstanding under the line of credit agreement. This secured line of credit facility has been extended to August 31, 1999 as the Company concludes negotiations for a larger credit facility with a new lending entity.

         As of June 30, 1999, the Company's principal sources of liquidity included cash and cash equivalents of $216,838, trade accounts receivable of $3,745,471, inventory of $4,529,129, short-term bank borrowings of $1,705,000 and trade accounts payable of $2,296,447 providing the Company with net working capital of $4,416,968.

         The Company's operating activities provided cash of $145,981 and $1,177,641 during the three-month period ended June 30, 1999 and 1998, respectively. For the three-month period ended June 30, 1999, the net operating loss, increases in trade receivables and other assets were offset by increases in accounts payable and decreases in inventory. For the three-month period ended June 30, 1998 the net operating income, decreases in trade receivables, inventory and other assets were offset by decreases in accounts payable and accrued expenses. Working capital requirements will increase with growth in the Company's sales wherein significant spans of time between the time the Company must pay its suppliers and the time the Company receives payment from its customers are experienced.

         The Company's investing activities used cash of $98,314 during the three-month period ended June 30, 1999 and provided $26,273 during the three-month period ended June 30, 1998. During both periods, the use of cash was primarily for computer system related expenditures, while sale of assets in the disposition of the discontinued HIS division provided the June 30, 1998 cash.

         The Company's financing activities provided cash of $113,200 during the three-month period ended June 30, 1999 and used cash of $1,912,649 during the three-month period ended June 30, 1998. Financing activities during the three-month period ended June 30, 1999 related to the net increase in short term borrowing of $155,000 and the payment of dividends on preferred stock of $41,800. Financing activities during the three-month period ended June 30, 1998 related to the net reduction of short-term bank borrowings totaling $1,833,000 and the payment of dividends on preferred stock of $79,649. Cash received from the sale of the HIS division was primarily used to reduce the short-term bank debt.

         The Company's cash requirements, other than for normal operating expenses, will relate to the development of new products and enhancement of existing products, financing anticipated growth, and the possible acquisition of products or technologies complementary to the Company's business. The Company believes that a combination of its net working capital, the borrowing capacity available under its existing and anticipated credit facilities, the cash proceeds received from the sale in April 1998 of the Highway Information Systems business group and the modification of the terms of the Series AAA Preferred Stock will provide the liquidity and capital resources necessary to satisfy the Company's currently anticipated cash requirements for 1999.

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

YEAR 2000 ISSUE

         The Company has conducted a review of its computer systems to identify the systems that could be affected by the Year 2000 issue, and as of this date has updated approximately ninety-five percent (95%) of the internal systems including hardware and software to Year 2000 compliance. The issue is whether the computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

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

         Based on the review of the computer systems and progress to date, management does not anticipate any additional material expenditures to achieve complete Year 2000 compliance.

                           PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On February 24, 1999, Mark IV Industries, Ltd. ("Mark IV") filed a lawsuit, Mark IV Industries, Ltd. v. Digital Recorders, Inc., in the United States District Court for the Northern District of Texas, alleging the Company is infringing two U.S. patents held by Mark IV and seeking unspecified monetary damages, treble damages, and injunctive relief. The allegations relate to the display elements used in the destination sign systems manufactured and marketed by a subsidiary of the Company under an exclusive license for the technology from Lite Vision Corporation ("Lite Vision") of Taiwan. Lite Vision also supplies certain display components and assemblies used in the systems. On April 7, 1999, the Company filed an answer to the complaint, in which it denied all the plaintiff's allegations and asserted counterclaims against Mark IV, including alleged violations of the antitrust laws. The Company has subsequently filed amended answers and counterclaims, and has moved for summary judgment of noninfringement.

         In a separate action filed July 26, 1999, also in the United States District Court for the Northern District of Texas, Mark IV further alleged the Company is infringing a continuation patent related to one of the two patents that is the subject of the lawsuit filed in February described above. In this second action, Mark IV asserts similar claims and seeks similar relief. The Company intends to move to have the court consolidate the two actions, as they relate to substantially the same facts and circumstances. The Company previously announced on February 16, 1999 that Lite Vision had received notice of impending issuance of a U.S. patent on the technology used in the sign systems product. On April 27, 1999, that patent issued, and a continuation of that patent presently is pending in the United States Patent and Trademark Office. The Company believes that Lite Vision's U.S. and foreign patents, and patents pending, will support the Company's position in both matters described above.

         The Company believes Mark IV's claims and allegations, in both actions, are without merit. The Company intends to defend itself vigorously by all available legal means. However, there can be no assurance that the Company will be successful in its defense of this matter or that any liabilities or costs incurred in connection therewith will not have a material impact on the Company's financial condition. The Company has entered into a joint defense agreement pursuant to which a third party will bear a portion of the defense costs. The Company also has certain contractual rights to indemnification relating to the technology that is the subject of this dispute.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.  DEFAULTS  UPON SENIOR SECURITIES

        None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (A)      The annual meeting of shareholders was held April 26, 1999.

         (B) The following were elected directors to hold office for one-year terms or until their successors are elected and qualified.

                                                      Votes For       Witheld
                                                      ---------       -------

                  David L. Turney                     2,675,017       503,751
                  J. Phillips L. Johnston             2,675,017       503,751
                  John D. Higgins, Sr.                2,672,454       503,751
                  James C. Meese, Jr.                 2,672,508       503,751
                  John K. Pirotte                     2,672,454       503,751
                  John M. Reeves, II                  2,675,017       503,751
                  Juliann Tenney                      2,675,017       503,751
                  Joseph Tang                         2,675,017       503,751

         (C) To consider and act upon a proposal to approve an amendment to the Company's 1993 Incentive Stock Option Plan to permit the issuance of an additional 160,000 shares of Common Stock pursuant to the Plan.

                                   For                        2,657,797
                                   Against                      103,765
                                   Abstain                        8,762
                                   Not voted                    503,751


         (D) To ratify the appointment of McGladrey & Pullen LP as the independent certified public accountants of the Company.

                                   For                        2,686,420
                                   Against                        3,847
                                   Abstain                       80,057
                                   Not voted                    503,751

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


                            DIGITAL RECORDERS, INC.


Dated: August 5, 1999       By:/s/ DAVID L. TURNEY
                               -----------------------------------------------
                            David L. Turney, Chairman of the Board and
                            Chief Executive Officer


Dated: August 5, 1999       By:/s/ LAWRENCE A. TAYLOR
                               -----------------------------------------------
                            Lawrence A. Taylor, Chief Financial Officer