Form 10QSB
period 1999-09-30
DIGITAL RECORDERS INC
filed 1999-11-03
CIK 853695

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.

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

                          4018 PATRIOT DRIVE, SUITE 100
                          DURHAM, NORTH CAROLINA 27703
                    (Address of principal executive offices)

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

                                    Yes X No


                      APPLICABLE ONLY TO CORPORATE ISSUERS
             State the number of shares outstanding of each of the
                       issuer's classes of common equity
                   Common stock: 3,274,075 shares outstanding
                             as of November 3, 1999

Transitional Small Business Disclosure Format (check one);    Yes     No  X

                          PART 1 FINANCIAL INFORMATION



ITEM 1.   FINANCIAL  STATEMENTS


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


ITEM                                                                                  PAGE
Financial Statements:


        Consolidated Balance Sheets.............................................        3
        Consolidated Statements of Operations...................................        4
        Consolidated Statements of Cash Flows ..................................        5-6
        Notes to Consolidated Financial Statements..............................        7-10

                             DIGITAL RECORDERS, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                                         September 30, 1999       December 31, 1998
                          ASSETS                                                             (Unaudited)              Audited
                                                                                         --------------------     ----------------
Current Assets:
      Cash and cash equivalents                                                       $              411,351    $         703,639
      Trade accounts receivable, less allowance for doubtful accounts of $50,000
          at September 30, 1999 and December 31, 1998, respectively                                4,549,449            3,371,365
      Other receivables                                                                              113,145               38,799
      Inventories                                                                                  4,881,159            4,047,830
      Prepaids and other current assets                                                              492,769              148,911
                                                                                         --------------------     ----------------
           Total current assets                                                                   10,447,873            8,310,544
                                                                                         --------------------     ----------------

Property and equipment, less accumulated deprecication of
      $424,132 and $354,179 at September 30, 1999 and December 31, 1998, respectively                497,549              315,550
Goodwill, less accumulated amortization of $623,422 and $546,679
      at September 30, 1999 and December 31, 1998, respectively                                    1,246,612            1,361,756
Intangible assets, less accumulated amortization of $276,092 and $409,251
      at September 30, 1999 and December 31, 1998,  respectively                                     101,866              298,149
Other assets                                                                                         352,333                5,451
                                                                                         --------------------     ----------------
           TOTAL ASSETS                                                               $           12,646,233    $      10,291,450
                                                                                         ====================     ================

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Short-term bank borrowings                                                      $            1,921,383    $         925,000
      Accounts payable                                                                             3,457,161            1,479,740
      Accrued expenses                                                                               714,001              546,178
      Income taxes payable                                                                                 -               49,977
      Dividends payable                                                                               44,250               39,825
      Other current liabilities                                                                        1,064              136,084
                                                                                         --------------------     ----------------
           Total current liabilities                                                               6,137,859            3,176,804
                                                                                         --------------------     ----------------

           TOTAL LIABILITIES                                                                       6,137,859            3,176,804
                                                                                         --------------------     ----------------

Series AAA Redeemable, Convertible, Nonvoting Preferred Stock, $.10 par value,
      Liquidation Preference of $5,000 per share, 20,000 shares authorized; 354 shares issued and outstanding at September 30, 1999 and December 31, 1998,
      respectively                                                                                 1,770,000            1,770,000
                                                                                         --------------------     ----------------
Stockholders' Equity:
      Common stock, $.10 par value, 10,000,000 shares authorized; 3,274,075 shares issued and outstanding at September 30, 1999
      and at December 31, 1998                                                                       327,407              327,407
      Additional paid-in capital                                                                  11,379,340           11,507,190
      Accumulated other comprehensive income - foreign currency translation                         (187,877)             (48,839)
      Accumulated deficit                                                                         (6,780,496)          (6,441,112)
                                                                                         --------------------     ----------------
           Total stockholders' equity                                                              4,738,374            5,344,646
                                                                                         --------------------     ----------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $           12,646,233    $      10,291,450
                                                                                         ====================     ================

See accompanying notes to consolidated financial statements.

                             DIGITAL RECORDERS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

  FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                   THREE  MONTHS  ENDED              NINE MONTHS ENDED
                                                                      SEPTEMBER  30,                    SEPTEMBER  30,
                                                                   1999            1998              1999            1998
Net sales                                                   $    6,559,334   $   3,297,574     $  15,554,977   $    8,469,983
Cost of sales                                                    4,156,221       1,815,521         9,857,189        4,742,949
                                                            --------------   -------------     -------------   --------------
      Gross profit                                               2,403,113       1,482,053         5,697,788        3,727,033
                                                            --------------   -------------     -------------   --------------

Operating expenses:
   Selling, general and administrative                           1,621,132       1,323,356         4,580,638        4,135,972
   Engineering, research and development                           475,022         263,948         1,206,704          726,475
                                                            --------------   -------------     -------------   --------------
         Total operating expenses                                2,096,154       1,587,304         5,787,342        4,862,447
                                                            --------------   -------------     -------------   --------------

      Operating income (loss)                                      306,959        (105,251)          (89,554)      (1,135,414)

Other income (expense), net                                        (58,098)        (13,493)         (118,142)         (72,487)
                                                            --------------   -------------     -------------   --------------

      Income (loss) before income taxes                            248,860        (118,744)         (207,696)      (1,207,901)

Income tax expense (benefit) - Note 6                                 -               -                 -            (478,955)
                                                            --------------   -------------     -------------   --------------

      Income (loss) from continuing operations                     248,860        (118,744)         (207,696)        (728,946)
                                                            --------------   -------------     -------------   --------------

Discontinued operations:
   Income from operations of HIS division, net
     of tax  - Note 6                                                 -               -                 -              84,123
   Gain on sale of HIS division, net of tax - Note 6                  -               -                 -             671,356
                                                            --------------   -------------     -------------   --------------
            Income (loss) from discontinued operations                -               -                 -             755,479
                                                            --------------   -------------     -------------   --------------

   Net income (loss)                                               248,860        (118,744)         (207,696)          26,533

Preferred dividend requirements                                    (44,250)        (39,825)         (127,850)        (119,475)
                                                            --------------   -------------     -------------   --------------

   Net income (loss) before change in accounting principle         204,610        (158,569)         (335,546)         (92,942)

Less: Cumulative effect of change in accounting
     principle - Note 10                                              -               -              131,687              -
                                                            --------------   -------------     -------------   --------------

   Net income (loss) applicable to common shareholders      $      204,610   $    (158,569)    $    (467,233)  $      (92,942)
                                                            ==============   =============     =============   ==============
Earnings per share:
   Net Income (loss) from continuing operations before
     income taxes                                           $         0.07   $       (0.04)    $       (0.06) $         (0.42)
   Income tax benefit                                                 -               -                 -                0.17
   Net income from discontinued operations,
     net of tax                                                       -               -                 -                0.26
   Preferred dividend requirements                                   (0.01)          (0.01)            (0.04)           (0.04)
   Cumulative effect of change in accounting principle                -               -                (0.04)               -
                                                            --------------   -------------     -------------   --------------
   Total basic and diluted net income (loss) per share      $         0.06   $       (0.05)    $       (0.14)  $        (0.03)
                                                            ==============   =============     =============   ==============
   Weighted average number of common shares and common
     equivalent shares outstanding                               3,274,075       3,252,900         3,274,075        2,867,700
                                                            ==============   =============     =============   ==============

See accompanying notes to consolidated financial statements.

                             DIGITAL RECORDERS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

  FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                      THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                     SEPTEMBER 30,
                                                                     1999            1998              1999             1998

Cash flows from operating activities:
   Net Income (Loss)                                             $    248,860    $   (118,744)     $   (339,383)    $     26,534
   Adjustments to reconcile net income (loss) to net cash
     used by operating activities:
       Depreciation and amortization of property and equipment         45,329          48,551           115,282          180,517
       Amortization of goodwill and intangible assets                  59,540          66,268           180,371          196,525
       Net book value of intangible assets written off                      -               -           131,687                -
       Changes in operating assets and liabilities:
   Decrease (increase) in trade accounts receivable                  (803,978)       (421,674)       (1,178,083)         214,668
   Decrease (increase) in other receivables                           (57,838)            529           (74,347)          27,475
   (Increase) in inventories                                         (352,030)        (12,405)         (833,329)        (129,211)
   Decrease (Increase) in prepaids and other current assets            95,573         (64,499)         (343,858)         (81,358)
   (Increase) in intangible assets                                    (11,716)        (29,439)             (630)         (34,004)
   (Increase) in other assets                                        (346,883)         (1,279)         (346,883)            (842)
   Increase (decrease) in accounts payable                          1,160,716        (473,283)        1,977,423         (424,577)
   Increase (decrease) in accrued expenses                             36,523          22,155           167,823          (70,458)
   (Decrease) in deferred revenue                                           -               -                 -          (80,585)
   (Decrease)  in income taxes payble                                       -               -           (49,977)               -
   Increase (decrease) in other current liabilities                     3,672         125,322          (135,020)         192,843
                                                                 ------------    ------------      ------------     ------------
          Net cash provided (used) by operating activities             77,767        (858,498)         (728,924)          17,527
                                                                 ------------    ------------      ------------     ------------

Cash flows from investing activities:
   Purchases of property and equipment                               (127,609)        (30,516)         (297,282)        (136,770)
   Sales of property and equipment                                          -               -                 -          193,206
   Sales of intangible assets                                               -               -                 -           10,538
                                                                 ------------    ------------      ------------     ------------
          Net cash provided (used) by investing activities           (127,609)        (30,516)         (297,282)          66,974
                                                                 ------------    ------------      ------------     ------------

Cash flows from financing activities:
   Issuance of common stock - Note 7                                        -       1,064,656                 -        1,064,656
   Proceeds from short-term bank borrowings - Note 4                3,642,089       1,150,000         5,422,089        4,779,461
   Principal payments on short-term bank borrowings - Note 4       (3,425,708)     (1,170,000)       (4,425,708)      (6,073,000)
   Payment of dividends on preferred stock                            (41,800)        (39,825)         (123,425)        (159,300)
                                                                 ------------    ------------      ------------     ------------
          Net cash provided (used) by financing activities            174,581       1,004,831           872,956         (388,183)
                                                                 ------------    ------------      ------------     ------------

Effect of exchange rate changes                                        69,774         138,455          (139,038)         185,729
                                                                 ------------    ------------      ------------     ------------

          Net increase (decrease) in cash and cash equivalents        194,513         254,272          (292,288)        (117,953)

Cash and cash equivalents at beginning of period                      216,838         100,060           703,639          472,285

                                                                 ============    ============      ============     ============
Cash and cash equivalents at end of period                       $    411,351    $    354,332      $    411,351     $    354,332
                                                                 ============    ============      ============     ============

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for interest                      $     54,260    $     13,372      $    117,278     $     99,147
                                                                 ============    ============      ============     ============
   Cash paid during the period for income taxes                  $          -    $          -      $    118,915     $          -
                                                                 ============    ============      ============     ============

See accompanying notes to consolidated financial statements.

                             DIGITAL RECORDERS, INC.

          Consolidated Statements of Cash Flows, Continued (Unaudited)

          For the three month periods ended September 30, 1999 and 1998



Supplemental disclosures of non cash financing activities:

     The Company declared $44,250 and $39,825 in dividends on Series AAA Preferred Stock in the three month periods ended September 30, 1999 and 1998, respectively. The Company paid $41,800 and $39,825 in cash dividends in the three month periods ended September 30, 1999 and 1998, respectively.

                             DIGITAL RECORDERS, INC.

             Notes to Consolidated Financial Statements (Unaudited)

                             September 30, 1999 and 1998

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

          The accompanying condensed financial statements and related notes should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 1998. The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full calendar year.

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

          The basic net income (loss) per common share has been computed based upon the weighted average of shares of common stock outstanding. Diluted net income (loss) per common share assuming dilution has been computed based upon the weighted average shares of common stock outstanding and shares that would have been outstanding assuming the issuance of common stock for all dilutive potential common stock outstanding. The Company's outstanding stock options and warrants represent the only dilutive potential common stock outstanding. The amounts of loss used in the calculations of diluted and basic income loss per common share were the same for all the periods presented. Diluted net loss per common share is equal to the basic net loss per common share for the nine month periods ended September 30, 1999 and 1998, respectively, as all common equivalent shares from stock options and stock warrants would have an antidilutive effect. Cash dividends declared on the preferred stock during the period were added to the net loss to determine the net loss per share. Cash dividends declared were $44,250 and $39,825 for each of the three month periods ended September 30, 1999 and 1998, respectively.

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

(4)  DEBT

          On February 26, 1998, the Company renewed its $2,500,000 secured line of credit facility and $1,000,000 secured letter of credit facility through February of 1999. August 1, 1998 the amount of funds available under the secured line of credit facility increased to $3,000,000 and secured letter of credit decreased to $500,000. Both facilities are with the same financial institution. These facilities provided for short-term borrowings and import letters of credit, were subject to certain loan covenants, were secured by substantially all of the Company's accounts receivable, inventory and equipment, and bear interest, payable monthly, at the 90 day London Inter Bank Offer Rate base rate plus 4.0%. The borrowing base and credit line availability were computed at eighty percent (80%) of all U.S. trade accounts receivable less those accounts exceeding ninety days (90) outstanding.

                             DIGITAL RECORDERS, INC.

       Notes to Consolidated Financial Statements - Continued (Unaudited)

                           September 30, 1999 and 1998

(4)  DEBT - CONTINUED

          On March 25, 1999, the Company extended its $3,000,000 secured line of credit facility and $500,000 secured letter of credit facility through July 31, 1999 which was subsequently extended to August 31, 1999 while the Company concluded negotiations with a new lender. The outstanding indebtedness was retired on August 23, 1999 as the Company entered into a new credit agreement with Fremont Financial Corporation as of that date.

          On August 23, 1999, Digital Recorders, Inc. ("DRI") and related subsidiaries signed a four (4) year Revolving and Term Lines of Credit Agreement ("Credit Agreement") with Fremont Financial Corporation, a subsidiary of Fremont General Corporation (NYSE: FMT). The Credit Agreement provides up to $10 million for borrowing by DRI to be used for acquisitions, working capital and general corporate purposes. The amount available to borrow under the revolving portion of the Credit Agreement is determined based on a formula of eligible trade accounts receivable and inventory. The trade accounts receivable basis will be eighty-five percent (85%) of eligible domestic U.S. trade accounts plus fifty percent (50%) or $750,000 of eligible trade accounts of the German subsidiary. The inventory basis will be a weighted average formula on the ratio of domestic U.S. inventory to the total confirmed sales orders with advances of thirty-five percent (35%) of primary components and eight percent (8%) of general inventory with a combined phase in limit of $750,000. The term portion of the Credit Agreement will be primarily used to fund the machinery and equipment and real estate assets of acquisitions. The interest rate on the revolving credit portion of the agreement is the "prime" lending rate plus one and three-quarters percent. Credit extended for acquisitions will bear an interest rate of prime plus two percent. The outstanding debt under this agreement at September 30, 1999 was $1,921,831 with additional borrowing availability of $2,045,499.

          The Credit Agreement includes other customary covenants and conditions relating to the conduct and operation of DRI's businesses. Specifically, DRI will be subject to a 1:1 Earnings Before Interest Taxes Depreciation and Amortization to interest coverage ratio to be calculated on a cumulative basis for the initial four (4) fiscal quarters after the signing date and hereafter calculated for the four (4) fiscal quarters immediately preceding the date of determination. In addition, the acquisition of any companies will require approval from Fremont

(5)  "AAA" PREFERRED STOCK

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

(6)  SALE OF HIGHWAY INFORMATION SYSTEMS ("HIS") GROUP

          On April 14, 1998, the Company sold its Highway Information Systems ("HIS") business group to Quixote Corporation for $2.8 million in cash plus other consideration of approximately $200,000. The Company realized a gain on disposal, before applicable income taxes, of $1,097,012. The income tax expense on this transaction, which the Company will offset with the tax loss carryforwards existing as of December 31, 1998, totaled approximately $425,656. Net proceeds to the Company were used primarily to reduce bank borrowings under the Company's secured line of credit facility. Operating revenues for the nine months ended September 30, 1998 totaled $685,930 and have been excluded from the net sales amount for the nine month period ended September 30, 1998. The net operating income, net of tax for the nine month period ended September 30, 1998 was $84,123.

                             DIGITAL RECORDERS, INC.

       Notes to Consolidated Financial Statements - Continued (Unaudited)

                           September 30, 1999 and 1998

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

(8)  RTI\DRI REORGANIZATION

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

          RTI is engaged in business development, marketing services, advisory services, and merger, acquisition and financing assignments for selected clients, including the Company, who are primarily in the transit and transportation equipment industries. RTI assigned a sublicense agreement and marketing agreement between RTI and TwinVision, Inc. to the Company and also assigned a management services agreement between RTI and Transit Media GmbH to the Company. Mr. Turney served as the Chairman of the Board and the Chief Executive Officer of RTI since he and Mr. Robinson co-founded RTI in August 1994. Their respective employment agreements with RTI were cancelled on effectiveness of the Merger. Mr. Turney has served as the Company's Chairman of the Board and Chief Executive Officer since April 1998 and as a director since May 1996. The Company entered into a consulting agreement with Mr. Robinson, that commenced July 1, 1998 and terminated June 30, 1999.

(9)  SEGMENT INFORMATION

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

                           September 30, 1999 and 1998

     Sales, operating income (loss), identifiable assets and depreciation and amortization information for the Company's two operating segments are as follows:

                                                             Three Months Ended September 30,
                                                                   1999               1998
                                                            ---------------     --------------
               Net sales
                  Transportation products                   $     6,259,678     $    2,587,571
                  Law enforcement and surveillance                  299,656            710,003
                                                            ---------------     --------------
                                                            $     6,559,334     $    3,297,574
                                                            ===============     ==============

               Income (loss) from operations
                  Transportation products                   $       881,951     $       (7,138)
                  Law enforcement and surveillance                     (866)           436,556
                  Corporate office and administration              (574,125)          (479,354)
                                                            ---------------     --------------
                                                            $       306,959     $      (49,935)
                                                            ===============     ==============

               Depreciation and amortization
                  Transportation products                   $        36,397     $       26,470
                  Law enforcement and surveillance                   45,830             40,373
                  Corporate office and administration                22,642             47,975
                                                            ---------------     --------------
                                                            $       104,869     $      114,819
                                                            ===============     ==============

                                                          September 30, 1999   Dcember 31, 1998
               Identifiable assets
                  Transportation products                   $    10,110,525     $    7,584,136
                  Law enforcement and surveillance                1,947,536          2,457,252
                  Corporate office and administration               588,172            250,062
                                                            ---------------     --------------
                                                            $    12,646,233     $   10,291,450
                                                            ===============     ==============

(10)  PRONOUNCEMENT ISSUED

          In April, 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES, which requires start-up activities, including organization costs to be expensed as incurred. The impact of this pronouncement required the Company to charge against operations, as a cumulative effect of a change in accounting principle in the three month period ended March 31, 1999, $131,687 of organization costs to conform with this statement.

(11)  SUBSEQUENT EVENTS

          On October 22, 1999, the Company's Board of Directors declared a dividend on Series AAA Preferred Stock for stockholders of record as of September 30, 1999. The dividends totaled $44,250.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Digital Recorders, Inc. (the "Company") incorporated in 1983 designs, manufactures or contracts for the manufacturing of, and sells information technology products primarily through two major business segments. These segments are 1) the transportation products segment ("TPS"); and, 2) the law enforcement and surveillance segment. TPS consists of Digital Recorders ("DR"), which was previously recognized asTransit Communication Systems ("TCS") and two wholly-owned subsidiaries, Transit-Media GmbH ("Transit-Media") and TwinVision Corp. of North America, Inc. ("TwinVision"). The Company's TPS products are marketed to the mass transit market. TPS customers include municipalities, regional transportation districts, federal, state, and local departments of transportation, transit agencies, turnpikes, and bus manufacturers. The law enforcement and surveillance segment of the Company is known as Digital Audio Corporation ("DAC") and serves the law enforcement market consisting of foreign and U.S. federal, state, and local law enforcement agencies or organizations.

     Digital Recorders focuses on supplying the public transit market with Automatic Voice Announcement Systems ("AVAS") and services. The DR500C "Talking Bus"-R- system marketed by the Company includes four core components: a vehicle logic unit (the DR500C), an Operator Control Unit ("OCU"), an internal light-emitting diode ("LED") sign and a Global Positioning Satellite ("GPS") navigation system. The Talking Bus-R-system automatically provides voice announcements including next stop, transfer points, route and destination identification and public service messages. This system enhances public transit service for all passengers and complies with Americans with Disabilities Act ("ADA") legislation. The demonstrated and ongoing integration of the DR500C product with other "smart bus" technologies is a key element for potential market growth. Customers include transit operating agencies which use mass transit vehicles, commercial bus transportation vehicle operators, and manufacturers of those vehicles.

     Transit-Media became a wholly owned subsidiary of Digital Recorders after being acquired by the Company in May 1996 (see "Acquisitions"). Shortly thereafter, the Company formed TwinVision as another wholly owned subsidiary of the Company. Both of these subsidiaries design, manufacture or contract for manufacture of, sell and service a new generation of electronic destination sign systems used on transit bus vehicles worldwide. Transit-Media serves the European and Far Eastern markets while TwinVision serves the NAFTA market. Customers include transit operating agencies which use mass transit vehicles as well as the manufacturers of those vehicles.

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

RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenues represented by certain items included in the Company's Statements of Operations:


                                                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                                   SEPTEMBER 30                 SEPTEMBER 30
                                                                            --------------------------   ------------------------
                                                                                1999           1998         1999           1998
                                                                            ------------    ----------   ----------   -----------
Net sales                                                                          100.0 %       100.0 %      100.0 %       100.0 %
Cost of sales                                                                       63.4          55.1         63.4          56.0
                                                                            ------------    ----------   ----------   -----------
      Gross profit                                                                  36.6          44.9         36.6          44.0
                                                                            ------------    ----------   ----------   -----------
Operating expenses:
      Selling, general and administrative                                           24.7          40.1         29.4          48.8
      Engineering, research and development                                          7.2           8.0          7.8           8.6
                                                                            ------------    ----------   ----------   -----------
            Total operating expenses                                                31.9          48.1         37.2          57.4
                                                                            ------------    ----------   ----------   -----------
      Operating income (loss)                                                        4.7          (3.3)        (0.6)        (13.4)
Other income (expense), net                                                         (0.9)         (0.3)        (0.8)         (0.8)
                                                                            ------------    ----------   ----------   -----------
      Income (loss) before income taxes from continuing operations                   3.8          (3.6)        (1.4)        (14.2)
Income tax expense (benefit)                                                         --            --           --           (5.7)
                                                                            ------------    ----------   ----------   -----------
      Income (loss) from continuing operations before accounting change              3.8          (3.6)        (1.4)         (8.5)
Change in accounting                                                                 --            --          (0.8)          --
Discontinued operations:
            Income (loss) from operations of HIS division, net of tax                --            --           --            8.8
                                                                            ============    ==========   ==========   ===========
Net income (loss)                                                                    3.8 %        (3.6)%       (2.2)%         0.3 %
                                                                            ============    ==========   ==========   ===========


COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     Net sales for the three months ended September 30, 1999 were $6,559,334, an increase of $3,261,760 or 98.9%, as compared to $3,297,574 for the comparable three months in 1998. Increased sales resulting from an increase in market share and overall increase in served market volume in the TPS were the most significant factors contributing to the increase.

     During the three months ended September 30, 1999, TPS sales increased $3,672,107 or 141.9% from the corresponding three months in the prior year. TPS sales increased from $2,587,571 in 1998 to $6,259,678 in 1999. This significant increase is primarily the result of additional market share capture and market acceptance of the TwinVision LeDot-C- Destination Sign System and DR AVAS products.

     During the three months ended September 30, 1999, DAC sales decreased $410,347, or 57.8%, from the corresponding three months in the prior year. DAC sales decreased from $710,003 in 1998 to $299,656 in 1999. Such quarter over quarter differences are normal for this type of business as DAC does not specifically work from any significant backlog. During the quarter ended September 30, 1998, DAC recorded sales revenues of $245,748 to one specific customer which is extraordinary when compared to average order revenues.

     Gross profit for the three months ended September 30, 1999 was $2,403,113, an increase of $921,060 or 62.1%, over gross profit of $1,482,053 for the three months ended September 30, 1998. As a percentage of sales, gross profit during the three months ended September 30, 1999 was 36.6 % net sales, as compared to 44.9% during the corresponding three months in 1998 The decrease in gross profit percentage was caused primarily by a lower percentage of overall DRI sales out of DAC which historically has higher gross margins than the TPS business units.

     Selling, general and administrative expenses ("SG&A") during the three months ended September 30, 1999 were $1,621,132, an increase of $297,776 or 22.5% as compared to expenses of $1,323,356 during the three months ended September 30, 1998. This increase was attributed primarily to personnel actions, increased travel related expense, increased public company and legal expense. The percent to sales for SG&A for the quarter ended September 30, 1999 decreased by 15.4% of sales when compared to the same time period of a year ago.

     Engineering, research and development expenses for the three months ended September 30, 1999 were $475,022, an increase of $211,074, or 80%, as compared to expenses of $263,948 during the three months ended September 30, 1998. This increase related primarily to additional hardware and software engineering personnel plus an increase in outside software consulting expense for sustaining product engineering and new product development . ALL operating units of DRI are introducing new products in year 2000.

     Operating Income increased by $412,210 from the operating loss of $105,251 for the three months ended September 30, 1998 to operating income of $306,959 for the three months ended September 30, 1999 primarily due to the factors set forth above.

     Total other income (expense) for the three months ended September 30, 1999 was a net expense of $58,098, an increase of $44,606 as compared to a net expense for the three months ended September 30, 1998 of $13,493. This increase is primarily the result of higher interest expense in the three months ended September 30, 1999.

     The Company's financial statements contain, when necessary, a provision for income tax expense due to alternative minimum tax. For the three month periods ended September 30, 1999 and 1998, the Company did not record any U.S. income tax expense. As a result of the accumulated losses incurred in past years, the Company had a net operating loss carry forward for federal income tax purposes of $2,342,020 as of December 31, 1998. This carry forward will be available to offset federal taxable income, if any, through 2006 to 2012. Also, as of December 31, 1998, one of the Company's subsidiaries had a net economic loss carry forward for state income tax purposes of $1,524,112, which will be available to offset future state taxable income, if any, through 2002 and 2003. Following utilization of the existing federal and state loss carry forwards, the Company's future operations, if profitable, will be subject to income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

     On August 23, 1999, Digital Recorders, Inc. ("DRI") and related subsidiaries signed a four (4) year Revolving and Term Lines of Credit Agreement ("Credit Agreement") with Fremont Financial Corporation, a subsidiary of Fremont General Corporation (NYSE: FMT). The Credit Agreement provides up to $10 million for borrowing by DRI to be used for acquisitions, working capital and general corporate purposes. The amount available to borrow under the revolving portion of the Credit Agreement is determined based on a formula of eligible trade accounts receivable and inventory. The trade accounts receivable basis will be eighty-five percent (85%) of eligible domestic U.S. trade accounts plus fifty percent (50%) or $750,000 of eligible trade accounts of the German subsidiary. The inventory basis will be a weighted average formula on the ratio of domestic U.S. inventory to the total confirmed sales orders, with advances of thirty-five percent (35%) of primary components and eight percent (8%) of general inventory, with a combined phase in limit of $750,000. The term portion of the Credit Agreement will be primarily used to fund the machinery and equipment and real estate assets of acquisitions. The interest rate on the revolving credit portion of the agreement is the "prime" lending rate plus one and three-quarters percent. Credit extended for acquisitions will bear an interest rate of prime plus two percent.

     The Credit Agreement includes other customary covenants and conditions relating to the conduct and operation of DRI's businesses. Specifically, DRI will be subject to a 1:1 Earnings Before Income Tax, Dividends and Amortization to interest coverage ratio to be calculated on a cumulative basis for the initial four (4) fiscal quarters after the signing date. After that it will be calculated for the four (4) fiscal quarters immediately proceeding the date of determination. In addition, the acquisition of any companies will require approval from Fremont. DRI was compliant with this covenant for the quarter ended September 30, 1999.

     At September 30, 1999, there was $1,921,381 of borrowing outstanding under the line of credit agreement.

     As of September 30, 1999, the Company's principal sources of liquidity included cash and cash equivalents of $411,351, trade accounts receivable of $4,549,449, inventory of $4,881,159, short-term bank borrowing of $1,921,383 and trade accounts payable of $3,457,161 providing the Company with net working capital of $4,463,415.

     The Company's operating activities provided cash of $77,767 for the three-month period ended September 30, 1999 and used cash of $858,498 for the three-month period ended September 30, 1998. For the three-month period ended September 30, 1999, the net operating income, increases in accounts payable and decreases in other assets were offset by increases in trade receivables, inventories and prepaid expenses. For the three-month period ended September 30, 1998 the net operating loss, increases in trade receivables and inventory due to increases in sales volume accounted for the majority of the use of cash.

The other assets increase includes deposits on the new building lease, financing costs for new revolving and term credit agreement being amortized over the life of the new loan and legal and professional retainers for patent defense litigation. Working capital requirements will increase as sales grow resulting in significant spans of time being experienced between the payments to suppliers in their terms and the payments being received from the Company's customers.

     The Company's investing activities used cash of $127,609 during the three-month period ended September 30, 1999 and $30,516 during the three-month period ended September 30, 1998. During both periods, the use of cash was primarily used for computer system and telecommunication related expenditures.

     The Company's financing activities provided cash of $174,581 during the three-month period ended September 30, 1999 and $1,004,831 during the three-month period ended September 30, 1998. Financing activities during the three-month period ended September 30, 1999 related to the net increase in short term borrowing of $216,381 and the payment of dividends on preferred stock of $41,800. Financing activities during the three-month period ended September 30, 1998 related to the net proceeds from the sale of common stock providing $1,064,656 (Note 7), the net reduction of short-term bank borrowings totaling $20,000 and the payment of dividends on preferred stock of $39,825.

     The Company's cash requirements, other than for normal operating expenses, will relate to the development of new products and enhancement of existing products, financing anticipated growth, and the possible acquisition of products or technologies complementary to the Company's business. The Company believes that a combination of its net working capital, the borrowing capacity available under its existing credit facilities, and the modification of the terms of the Series AAA Preferred Stock will provide the liquidity and capital resources necessary to satisfy the Company's currently anticipated cash requirements for the balance of 1999.


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

YEAR 2000 ISSUE

     The Company has conducted a review of its computer systems to identify the systems that could be affected by the Year 2000 issue, and as of this date has updated approximately ninety-eight percent (98%) of the internal systems including hardware and software to Year 2000 compliance. The issue is whether the computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

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

     In a separate action filed July 26, 1999, also in the United States District Court for the Northern District of Texas, Mark IV further alleged the Company is infringing a continuation patent related to one of the two patents that is the subject of the lawsuit filed in February described above. In this second action, Mark IV asserts similar claims and seeks similar relief. On April 27, 1999, a U.S. patent on the technology used in the sign systems product issued to Lite Vision, and a continuation of that patent presently is pending with claims allowed in the United States Patent and Trademark Office. The Company believes that Lite Vision's U.S. and foreign patents, and patents pending, will support the Company's position in both matters described above.

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

        None



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

          27       Financial Data Schedule

     (b)  REPORTS on FORM 8-K

          (1) The Company filed a report on Form 8-K, dated August 5, 1998 regarding the Lite Vision Corporation Common Stock Share Agreement.

          (2) The Company filed a report on Form 8-K, dated August 5, 1998 regarding the Robinson-Turney International Agreement and Plan of Reorganization.

          (3) The Company filed a report on Form 8-K, dated April 26, 1999 regarding the Board of Director's approval of extending the term of Redeemable Warrants to April 30, 2000.

          (4) The Company filed a report on Form 8-K, dated August 23, 1999 regarding the $10,000,000 four year Revolving and Term Lines of Credit Agreement with Fremont Financial Corporation, a subsidiary of Fremont General Corporation (NYSE: FMT).






                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                DIGITAL RECORDERS, INC.


Dated: November 3, 1999         By:  /s/ David L. Turney
                                    -------------------------------------------
                                    David L. Turney, Chairman of the Board and
                                    Chief Executive Officer


Dated: November 3, 1999         By:  /s/ Lawrence A. Taylor
                                    -------------------------------------------
                                    Lawrence A. Taylor, Chief Financial Officer