Form 10KSB
period 1999-12-31
DIGITAL RECORDERS INC
filed 2000-03-17
CIK 853695

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                             OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] for the transition period from ____________ to ____________

                         Commission file number: 1-13408

                             DIGITAL RECORDERS, INC.
                 (Name of small business issuer in its charter)

             NORTH CAROLINA                                     56-1362926
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                         Identification No.)

                  4018 PATRIOT DRIVE, ONE PARK CENTER SUITE 100
                          DURHAM, NORTH CAROLINA        27703
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (919) 361-2155

      Securities registered pursuant to Section 12(b) of the Exchange Act:

TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
COMMON STOCK, $.10 PAR VALUE                   BOSTON STOCK EXCHANGE, INC.
WARRANTS TO PURCHASE COMMON STOCK              BOSTON STOCK EXCHANGE, INC.

      Securities registered pursuant to section 12(g) of the Exchange Act:

                                      NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---  ---

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB /X/

The issuer's revenues for its most recent fiscal year were $22,441,234.

As of March 3, 2000, 3,274,075 shares of the issuer's Common Stock were outstanding. The aggregate market value of the 2,496,866 shares of Common Stock held by non-affiliates was $8,739,031 as of March 3, 2000. The market value of the shares was calculated based on the closing bid price of such shares on The Nasdaq SmallCap Market on such date.

                      DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of this annual report is incorporated by reference to the Registrant's definitive proxy statement if filed with the Commission on or before March 31, 2000 or if such proxy statement is not filed, will be filed with the Commission as an amendment to this Form 10-KSB under the cover of Form 10-KSB/A not later than April 30, 2000.

Transitional Small Business Disclosure Format: Yes   No X
                                                  ---  ---

                                     PART I

 ITEM 1. DESCRIPTION OF BUSINESS

 GENERAL

         Digital Recorders, Inc. (the "Company") incorporated in 1983 designs, manufactures or contracts for the manufacturing of, sells, and services information technology products primarily through two major business segments. These segments are 1) the transportation products segment; and 2) the law enforcement and surveillance segment. The transportation products segment consists of the Digital Recorders business unit and two wholly owned subsidiaries, Transit-Media GmbH and TwinVision of North America, Inc. The Company's transportation products segment products are sold in the transit and transportation vehicle equipment market. These customers include municipalities, regional transportation districts, federal, state, and local departments of transportation, transit agencies, vehicle manufacturers, and public, private, or commercial operators of those vehicles. The law enforcement and surveillance segment of the Company is known as Digital Audio Corporation and primarily serves the law enforcement market consisting of foreign and United States federal, state, and local law enforcement agencies or organizations.

         The Digital Recorders business unit focuses on supplying the transit and transportation vehicle equipment market with Automatic Voice Announcement Systems and services. The DR500C+ Talking Bus-Registered Trademark- system marketed by the Company includes four core components: a vehicle logic unit (the DR500C+), an Operator Control Unit, an internal light-emitting diode sign and a Global Positioning Satellite navigation system. The Talking Bus system automatically provides voice announcements including next stop, transfer points, route and destination identification and public service messages. This system enhances service for all passengers, complies with Americans with Disabilities Act legislation, and further assists the vehicle operator with vehicle management and monitoring capabilities. The demonstrated and ongoing integration of the DR500C+ product with other "Intelligent Transportation Systems" technologies is a key element for potential market growth. Customers include operating agencies which use transit and transportation vehicles, commercial transportation vehicle operators, and manufacturers of those vehicles.

         Transit-Media GmbH became a wholly owned subsidiary of Digital Recorders, Inc. after being acquired by the Company in May 1996. Shortly thereafter, the Company formed TwinVision of North America, Inc. as another wholly owned subsidiary of the Company and transferred the new technology of the then recently acquired Transit-Media GmbH to TwinVision of North America, Inc. Both of these subsidiaries design, manufacture or contract for manufacture of, sell and service a new generation of electronic destination sign systems primarily used on transit bus vehicles worldwide. These products are primarily sold under the name "TwinVision-Registered Trademark-". Transit-Media GmbH serves the European and Far Eastern markets while TwinVision of North America, Inc. serves the North American Free Trade Agreement market. Customers include operating agencies, which use transit and transportation vehicles, commercial transportation vehicle operators, and manufacturers of those vehicles.

         Digital Audio Corporation, a wholly owned subsidiary of Digital Recorders, Inc., was acquired in 1995. It produces a line of digital audio filter systems and tape transcribers used to improve the quality and intelligibility of both live and recorded voices. Products are marketed, both domestically and internationally, to law enforcement entities and other customers in government organizations.

 INDUSTRY OVERVIEWS

         The transit communication industry, as served by the transportation products segment, developed principally as a result of the enactment of the Americans with Disabilities Act, the Clean Air Act, the Intermodal Surface Transportation Efficiency Act, and Intelligent Transportation Systems initiatives, together with the need to provide improved customer services to operators and riders of transit and transportation vehicles. The Americans with Disabilities Act accelerated the trend toward such systems by requiring that fixed route transit systems announce major stops and transfer points to assist visually-challenged passengers. On the Public transit side of this market, operating authorities typically draw between 80% and 90% of funding for equipment purchases from the Federal Transit Administration with the remainder of product acquisition funding being provided by state and local sources.

         TEA-21, the follow-on legislation to the Intermodal Surface Transportation Efficiency Act, is the primary program funding the transit market from the federal level. TEA-21 is a $41 billion six-year federal funding initiative. Within the transit market sector, it promotes development of modern and expanded public transit systems in the United States and designates a wide range of devices, services and programs intended to increase the capacity of the nation's mobility systems. TEA-21 authorizes increased funding each of the six years covered (1998-2003) progressing from $4.8 billion authorization in 1998 to $8.2 billion in 2003. Federal funding accounts for roughly 20% of all transit industry funding with the balance being derived from a combination of state, local, and fare-box sources.

         The Automatic Voice Announcement Systems market, as served by the Digital Recorders business unit of the company, emerged primarily as a result of the Americans with Disabilities Act legislation and has been sustained by overall favorable acceptance of concept, design and technology by transit management operators and passengers including being perceived as a service enhancement. The Company believes approximately 35% of new bus vehicles contained such automated voice announcement systems in 1999. This percentage is expected to increase over the next few years as industry participants present Automatic Voice Announcement Systems solutions that address cost, maintenance expense and complexity issues, and as the customer service aspect of the product becomes more of the purchase decision. While the Digital Recorders business unit has had nominal international sales, the Company believes that the ownership of Transit-Media GmbH, as well as pilot projects started in 1999, may enable the Company to accelerate penetration of this important market segment.

         The electronic destination sign market, which is the primary market for Transit-Media GmbH and TwinVision of North America, Inc., is a highly competitive, mature market with growth closely tied to overall market size growth, increased market share capture, or that which is precipitated by technological advances. Virtually all transit buses manufactured worldwide have some form of destination sign system and the percentage of those systems that are electronic is approximately 70% and 95% in Europe and the United States, respectively. A single competitor in the domestic electronic destination sign market holds the dominant market share, while no one supplier dominates the worldwide market.

         The Digital Audio Corporation ("DAC") market, as served in the law enforcement and surveillance segment, consists of government organizations at the local, state, and federal level. DAC also markets its products in approximately fifteen foreign countries through a network of dealers. Approximately 32% of Digital Audio Corporation sales are international customers. Its' digital filter and tape transcriber technology reduces background noises that might otherwise make recorded voice signals unintelligible. Additionally, Digital Audio Corporation's products are applicable to the vibration, acoustic, and communications disciplines in the commercial sector.

PRODUCTS AND PRODUCT DESIGN

TRANSPORTATION PRODUCTS SEGMENT

         The Company's current products include the DR500C+ Talking Bus-Registered Trademark- by the Digital Recorders business unit and TwinVision-Registered Trademark- light-emitting diode illuminated flip-dot electronic destination signs marketed by Transit-Media GmbH and TwinVision of North America, Inc. The Digital Recorders business unit accounted for approximately 35% of the Company's sales in 1999 and 1998. Transit-Media GmbH accounted for approximately 15% of net sales in 1999 and 22% in 1998. TwinVision of North America, Inc. accounted for approximately 42% of net sales in 1999 and 29% in 1998.

         Digital Recorders's "Talking Bus-Registered Trademark-" PRODUCT LINE. The Talking Bus-Registered Trademark- product is an automated next stop announcement and passenger information system which is designed for use in transit buses, light rail vehicles, trains or subway cars, people movers, monorails, airport vehicles, tour buses, as well as other private and commercial vehicles. Talking Bus complies with the Americans with Disabilities Act and industry-recognized standards. It uses an open architecture computer-based electronics system design that accommodates the addition of new features and capabilities, including interoperability with third-party equipment. Talking Bus' open architecture design permits the expansion of memory capacity to the size required by the customer and integration with other current and future electronic systems. Talking Bus offers easy downloading or transfer of software using an industry standard personal computer memory card international association format; additionally, wireless download is available. Talking Bus is designed to meet the severe operating demands of temperature, humidity, shock, vibration and other environmental conditions found in its typical applications and is manufactured in an ISO 9002 compliant facility.

         When activated by a vehicle operator, or by an automatic trigger such as the Global Positioning Satellite signal, Talking Bus provides a high quality digital audio announcement properly timed to the route location. It can be recorded in any language. Talking Bus uses the vehicle's power supply and can be operated on most vehicle voltage sources. Its memory is provided by expandable memory cards with up to a 40-megabyte capacity. Audio messages are stored in flash memory not requiring battery backup.

         Transit-Media GmbH and TwinVision of North America, Inc. PRODUCT LINE. The Company's electronic destination sign products, generally known as "TwinVision-Registered Trademark-" Destination Sign Systems include various models covering essentially all popular applications. These products adhere to Americans with Disabilities Act requirements and function under industry recognized standards. They possess an open architecture, microprocessor-based system incorporating a new generation display device that utilizes a unique Patented light-emitting diode configuration to individually illuminate an improved electro-magnetic flip-dot device. This new generation display device, under license to the Company, improves the distance of readability while reducing end user maintenance expense. Destination message programming is accomplished via proprietary software developed by the Company. The programming is accomplished through personal computer memory card international association memory card download; additionally, wireless download is available. The product is manufactured under various contracts in ISO certified facilities.

LAW ENFORCEMENT AND SURVEILLANCE SEGMENT

         The Company's current products by Digital Audio Corporation include digital filter instruments and digital tape transcription machines. DAC accounted for approximately 8% of the Company's sales in 1999 and 14% in 1998.

         Digital Audio Corporation PRODUCT LINE. The Company markets an extensive line of digital signal processing instruments used by law enforcement agencies and organizations to enhance tape recordings collected from a variety of sources. Voices on such recordings are often obscured by hum, room noises, acoustic resonance, muffling, background music, and street noises. To enhance such recordings and make them understandable, the tape's audio is processed through a sequence of highly specialized adaptive audio filters. These real-time devices have substantial computational power with the typical digital filter employing multiple microprocessor devices.

MARKETING AND SALES

         All of the Company's products are marketed on a direct basis by the Company's sales and marketing personnel or through commissioned independent sales agents and dealers. The Company's marketing activities combine database marketing, selective media advertising, direct contact selling, publication of newsletters directed to customers, participation in trade shows and industry conventions, cooperative activities with system integrators, and, in the case of DAC, a one-week DAC SCHOOL. This school offers end users opportunities to understand digital signal processing technology and to learn about Digital Audio Corporation product operation via hands-on instruction.

         The Company typically generates a significant portion of its sales from a relatively few key customers, the identity of which may vary from year to year. One major customer accounted for approximately 20% of net sales for 1999 and two major customers accounted for 21% of net sales in 1998. Revenue from these customers consists primarily of electronic destination sign and automatic voice announcement systems.

RESEARCH AND DEVELOPMENT

         The Company is committed to the continued enhancement of all of its products and to the development or acquisition of products having related applications. The Company's objective is to develop products that are considered to be high quality, technically advanced, cost competitive, and capable of capturing a significant share of the applicable market.

         Enhancement of the Talking Bus-Registered Trademark- Automatic Voice Announcement Systems and TwinVision LeDot -Registered Trademark- destination sign system products will continue in the future in order to increase the Company's ability to integrate these products with other technologies as well as to reduce unit cost of production. Further, new generations of product are under various stages of development some having been inserted into the market in late 1999.

         The Company introduced a new generation display element in its TwinVision LeDot -Registered Trademark- destination sign system in October 1996. This new generation display combines known and proven benefits of light-emitting diodes with improved electromagnetic flip-dot elements to enhance product performance. These enhancements improve distance of readability and reduce maintenance expense. Further development of this product, and complimentary as well as next generation developments, are underway by the TwinVision of North America, Inc. and Transit-Media GmbH subsidiaries.

         The Company's engineering, research and development costs increased in 1999 as development activities continued in all business segments. Engineering, research and development expenses were $1,865,940 in 1999 and $1,022,084 in 1998, an increase of 82.6%. The Company believes convergence of core technologies, combined with the need for capital improvements and efficiencies and customer service in the transit and transportation market, will justify continuing high levels of research and development.

ACQUISITIONS AND REORGANIZATION

         On February 28, 1995, the Company entered into and closed an Asset Purchase and Sale Agreement (the "Agreement") with Digital Audio Corporation. Pursuant to this Agreement, the Company obtained substantially all of the assets of Digital Audio Corporation for a purchase price in the aggregate amount of approximately $2,100,000 which consisted of cash in the amount of $1,171,000, a promissory note in the amount of $709,000 and 33,846 shares of the Company's Common Stock valued at $220,000 ("Acquisition Shares"). As additional consideration, the Agreement provided for an earn-out payment to be made over two years if certain performance criteria were met. The Company did not make any earn-out payments pursuant to this agreement. The unsecured promissory note payable to Digital Audio Corporation, which accrued interest at the rate of 6% per annum, was paid in January 1996.

         On July 1, 1998, the Company, Robinson Turney International, Inc., Digital Recorders Acquisition, Inc., a wholly owned subsidiary of the Company (the "Subsidiary"), David L. Turney and Claude G. Robinson, the two shareholders of Robinson Turney International (the "Shareholders") consummated an Agreement and Plan of Reorganization (the "Agreement") pursuant to which the RTI merged into the Subsidiary (the "Merger"). A disinterested majority of the directors voting with respect to the transaction approved the Merger on behalf of the Company pursuant to a fairness opinion related to the transaction. Pursuant to the Merger, 200,000 restricted shares of the Company's Common Stock were issued to the Robinson Turney International, Inc. shareholders. For two years commencing July 1, 1998, the RTI Shareholders have "piggyback" registration rights and until January 1, 1999, the Shareholders also had demand registration rights covering the 200,000 shares of Common Stock issued to them in the Merger. Robinson Turney International, Inc. ("RTI") was engaged in business development, marketing services, advisory services, and merger, acquisition and financing assignments for selected clients, including the Company, who are primarily in the transit and transportation equipment industries. RTI assigned a license agreement and marketing agreement between RTI and TwinVision Corp. of North America, Inc. to the Company. RTI also assigned a management services agreement between RTI and Transit-Media GmbH to the Company. Mr. Turney served as the Chairman of the Board and the Chief Executive Officer of RTI since he and Mr. Robinson co-founded RTI in August 1994. Their respective employment agreements with RTI were cancelled at the effective date of the Merger. Mr. Turney has served as the Company's Chairman of the Board and Chief Executive Officer since April 1998 and as a director since May 1996. The Company entered into a consulting agreement with Mr. Robinson, which commenced July 1, 1998 and terminated June 30, 1999.

COMPETITION

         The markets in which the Company participates are highly competitive and are subject to technological advances as well as evolving industry standards. The Company believes the principal competitive factors in the markets for the Digital Recorders, Transit-Media GmbH and TwinVision of North America, Inc. products include ease of use, service and support, price and the ability to integrate these products with other technologies. The Company currently views Luminator Holding L. P., an operating unit of Mark IV Industries, Inc., as its principal competitor in the transit market (see Item 3 - Legal Proceedings). Luminator is a significant competitor in destination signage. The Company also recognizes Clever Devices Ltd. and Meister Electronics, LC., as competitors in the domestic transit market, although neither of these competitors have the capital and other resources of Luminator.

         Competition in the digital signal processing filtering business is limited and the Company believes that Digital Audio Corporation is the dominant leader among the small number of participants in the industry. Analog filtering products produced for the commercial sound industry by companies such as AKG Acoustics GmbH are not specifically designed for voice filtering and are not considered significant competition. The Company recognizes Adaptive Digital System, Inc. as a competitor producing similar technology products but in a narrower product application range.

MANUFACTURING

         The Company's principal supplier for its Digital Recorder business unit products, Xetel Corporation, is a contract manufacturing firm producing Digital Recorder designed equipment. Trimble Navigation Ltd. supplies the Global Positioning Satellite equipment.

         The Company purchases major components for its TwinVision electronic destination signs from Lite Vision Corporation, an entity based in Taiwan. Lite Vision Corporation is a major stockholder in the company holding approximately 12.2% of the outstanding common stock. The Company has contracts with electronic manufacturing or contract assembly firms to manufacture these products both domestically and overseas. The display element is essentially a sole-source device, and the Company is managing its inventory levels to minimize the risk of delays in parts availability. The domestic production is compliant with all "Buy America" regulations.

         The Company's Digital Audio Corporation subsidiary manufactures or assembles its own products. Printed circuit board components and enclosures are purchased from specialized vendors such as Texas Instruments, Motorola, and Crystal Semiconductor, and small local hardware suppliers.

PROPRIETARY RIGHTS

         The Company currently relies on a combination of patents, copyrights, trade secrets, nondisclosure agreements, and licensing agreements to establish and protect its ownership of proprietary and intellectual property rights. The Company attempts to keep the results of its research and development efforts proprietary, but may not be able to prevent others from using some or all of such information or technology or otherwise from "designing around" the intellectual property rights of the Company. Patents have been issued related to certain intellectual property rights under which the TwinVision products are produced. The Company has registered its Talking Bus -Registered Trademark- and TwinVision -Registered Trademark- trademarks and logos, as well as certain slogans, by-lines, and trade-names with the United States Patent and Trademark Office.

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

EMPLOYEES

         As of March 3, 2000, the Company employs sixty-seven people. The Company's employees are not covered by any collective bargaining agreements and the Company believes that its employee relations are good.

ITEM 2.     DESCRIPTION OF PROPERTY

         The Company leases 18,484 square feet of office space in an office complex in Durham, North Carolina. The lease agreement provides for monthly rental payments ranging from $13,486 to $17,083 and expires in May 2009. The Company leases approximately 2,200 square feet in Dallas, Texas and provides for monthly rental payments of approximately $4,350. The Company also leases approximately 4,700 square feet of office and manufacturing space in Raleigh, North Carolina. This lease agreement contains rental rates ranging from $4,241 to $5,013 per month and runs through December 2002. The German subsidiary, Transit-Media GmbH, leases office and engineering space in Ettlingen, Germany with monthly rental payments of $2,551 and runs through May 2001.

         Management believes, if necessary, additional office and manufacturing space will be available in or near its existing facilities at a cost approximately equivalent to or slightly higher than that now paid by the Company for its existing facilities.



ITEM 3.   LEGAL PROCEEDINGS

         On February 24, 1999, Mark IV Industries, Ltd. ("Mark IV") filed a lawsuit, MARK IV INDUSTRIES, LTD. V. DIGITAL RECORDERS, INC., in the United States District Court for the Northern District of Texas, alleging the Company is infringing two U.S. patents held by Mark IV and seeking unspecified monetary damages, treble damages, and injunctive relief. The allegations relate to the display elements used in the TwinVision destination sign systems manufactured and marketed by the TwinVision of North America, Inc. subsidiary of the Company under an exclusive license for the display patented technology from Lite Vision Corporation ("Lite Vision") of Taiwan. Lite Vision also supplies certain display components and assemblies used in the systems. On April 7, 1999, the Company filed an answer to the complaint, in which it denied all the plaintiff's allegations and asserted counterclaims against Mark IV, including alleged violations of the antitrust laws. The Company has subsequently filed amended answers and counterclaims, moved for summary judgment of non-infringement, and achieved U. S. Patent Office agreement to review the validity, or lack thereof, of one of the two Mark IV patents in question.

         In a separate action filed July 26, 1999, also in the United States District Court for the Northern District of Texas, Mark IV further alleged the Company is infringing a continuation patent related to one of the two patents that is the subject of the lawsuit filed in February 1999 described above. In this second action, Mark IV asserts similar claims and seeks similar relief.

         On April 27, 1999, a U.S. patent on the technology used in the TwinVision sign systems product was issued to Lite Vision. Further, on February 15, 2000, the U.S. Patent Office issued a second patent to Lite Vision under a continuation of the first Lite Vision Patent.

         On February 15, 2000, the TwinVision of North America, Inc. subsidiary of the Company filed a legal action, TWINVISION V. LUMINATOR, in the United States District Court for the Eastern District of Texas, against the Luminator Holding LP subsidary of Mark IV Industries, Inc., the ultimate parent of Mark IV Industries, Ltd. This action alleges infringement of the Lite Vision patents including the recently issued continuation patent, under which TwinVision holds an exclusive license, seeks damages, and injunctive relief.

         The Company believes Mark IV's claims and allegations, in both actions brought against the Company, are without merit. The Company believes that Lite Vision's U.S. and foreign patents, and patents pending, will support the Company's position in all matters described above. The Company intends to defend itself vigorously, and assert its rights, by all available legal means. However, there can be no assurance that the Company will be successful in its defense of this matter or that any liabilities or costs incurred in connection therewith will not have a material impact on the Company's financial condition. The Company has entered into a joint defense agreement pursuant to which a third party will bear a portion of the defense costs. The Company also has certain contractual rights to indemnification relating to the technology that is the subject of this dispute.

         The Company is not a party to any other litigation and is not aware of any other threatened or pending legal action, which would have a material adverse effect on the Company's business, operations or financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None




                                     PART II

ITEM 5.   MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is quoted on the NASDAQ Small Cap Market under the symbol "TBus" and on the Boston Stock Exchange under the symbol "TBU". There are approximately 1,200 stockholders. The following table sets forth the range of high and low closing bid prices, as reported by The NASDAQ SmallCap Market, from January 1, 1998 through December 31, 1999. The prices set forth reflect interdealer quotations, without retail markups, markdowns or commissions, and do not necessarily represent actual transactions.


         1998                                                                     HIGH              LOW
              First Quarter................................................$      2.50              1.38
              Second Quarter...............................................       3.63              1.50
              Third Quarter................................................       3.19              1.81
              Fourth Quarter...............................................       1.88              1.41

         1999                                                                     HIGH              LOW
              First Quarter................................................$      2.38              1.38
              Second Quarter...............................................       2.19              1.75
              Third Quarter................................................       2.09              1.63
              Fourth Quarter...............................................       4.81              1.50

The Company had not declared any dividends on Common Stock during 1999 and 1998.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company designs, manufactures or contracts for the manufacture of, and sells information technology products primarily through two major business segments. These segments are 1) the transportation products segment and, 2) the law enforcement and surveillance segment. The transportation products segment consists of the Digital Recorders business unit and two wholly owned subsidiaries, Transit-Media GmbH and TwinVision of North America, Inc. The law enforcement and surveillance segment of the Company is Digital Audio Corporation, a wholly owned subsidiary. On April 14, 1998, the Company divested the Highway Information Systems business group as more fully described in Note 2 to the consolidated financial statements. Since 1987, when the Company generated net sales of $348,000, net sales have increased each year, reaching $22,441,234 in 1999 for its continuing operations. The Company attributes its sales growth primarily to introduction of new products, increased market penetration, competitive prices, strong customer service, growing markets for its products, and strategic acquisitions.

         The Company's products are currently marketed to the transit, transportation and law enforcement markets. Customers include municipalities, regional transit districts, federal, state, and local departments of transportation, bus manufacturers, and law enforcement agencies or organizations. Sales to these customers are characterized by a lengthy sales cycle that generally extends for a period of two to twenty-four months. In addition, purchases by a majority of these customers are dependent on federal, state and local funding that may vary from year to year.

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

RESULTS OF OPERATIONS

         The following table sets forth the percentage of revenues represented by certain items included in the Company's Statements of Operations:

                                                            YEAR ENDED DECEMBER 31,
                                                            -----------------------
                                                               1999        1998
                                                              ------      ------
Net sales..................................................   100.0%      100.0%
Cost of sales..............................................    64.9        60.5
                                                              -----       -----
      Gross profit.........................................    35.1        39.5
                                                              -----       -----
Operating expenses:

      Selling, general and administrative..................    28.1        39.9
      Engineering, research and development................     8.3         7.2
                                                              -----       -----
          Total operating expenses.........................    36.4        47.1
                                                              -----       -----
      Operating  loss......................................    (1.3)       (7.6)
Other expense and interest.................................    (0.8)       (0.8
                                                              -----       -----
      Loss before income taxes from continuing operations..    (2.1)       (8.4)
Income tax expense (benefit)...............................      --        (2.6)
                                                              -----       -----
      Loss  from continuing operations.....................    (2.1)       (5.8)
Discontinued operations:
      Income from operations of HIS division, net of tax...      --         0.6
      Gain on disposal of HIS division, net of tax.........      --         4.7
Cumulative effect of change in accounting principle........    (0.6)         --
                                                              -----       -----
Net income (loss)..........................................    (2.7)%      (0.5)%
                                                              =====       =====

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998.

         Net sales from continuing operations for 1999 were $22,441,234, an increase of $8,201,983 or 57.6%, as compared to $14,239,251 for 1998. The sales increase was primarily due to higher sales for destination sign systems in the Company's transportation products segment. Combined sales for Transit-Media GmbH and TwinVision of North America, Inc. increased $5,616,384 or 78.1% as these two subsidiaries realized increased orders for its destination sign products. Digital Recorders business unit sales increased $2,767,662 or 54.9%, an increase primarily attributed to increasing market share. In the Company's law enforcement and surveillance segment, Digital Audio Corporation experienced a sales decline of $182,163 or 9.3% as this limited niche market did not realize any above average government orders as compared to prior years.

         Gross profit from continuing operations for 1999 was $7,886,100, an increase of $2,264,865, or 40.3% as compared to gross profit of $5,621,235 in 1998. As a percentage of sales, gross profit was 35.1% of net sales in 1999 as compared to 39.5% during 1998. The dollar increase in gross profit coincided with the growth of the Transportation Products Segment (TPS). The gross profit percentage decrease was caused primarily by a lower percentage of overall sales from Digital Audio Corporation which historically has higher gross margins than the TPS business units.

         Selling, general and administrative expenses during 1999 were $6,303,189, an increase of $624,885 or 11% as compared to selling, general and administrative expenses of $5,678,304 during 1998. This increase is attributed to the overall growth of the Company.

         Engineering, research and development expenses for 1999 were $1,865,940, an increase of $843,856, or 82.6%, as compared to engineering, research and development expenses of $1,022,084 in 1998. This increase relates to the increase in technical personnel for all three U.S. business units and development of new products and improvement of existing products.

         The operating loss decreased by $796,124 to $283,029 in 1999 as compared to the operating loss of $1,079,153 for 1998. This decrease during 1999 is due primarily to the factors set forth above.

         Total other income (expense) and interest for 1999 resulted in a net expense of ($185,556), an increase of $75,503 as compared to total net income (expense) for 1998 of ($110,053.) This increase was primarily due to an increase in interest expense resulting from an increase in the line of credit borrowing. Interest expense in 1999 was $186,189 and $101,635 in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         On February 26, 1998, the Company renewed its $2,500,000 secured line of credit facility and $1,000,000 secured letter of credit facility with Wachovia Bank, N.A. through February, 1999. At August 1, 1998, the amount of funds available under the secured line of credit facility increased to $3,000,000 and the secured letter of credit decreased to $500,000. Both facilities were with the same financial institution. These facilities provided for short-term borrowings and import letters of credit, were subject to certain loan covenants, were secured by substantially all of the Company's accounts receivable, inventory and equipment, and had interest, payable monthly, at the 90 day London Inter Bank Offer Rate base rate plus 4.0%. The borrowing base and credit line availability were computed at eighty percent (80%) of all U.S. trade accounts receivable less those accounts exceeding ninety days outstanding.

         On February 25, 1999, the Company extended its $3,000,000 secured line of credit facility and $500,000 secured letter of credit facility through March 25, 1999 which was subsequently extended to August 31, 1999 as the Company completed a new and expanded financing agreement with Fremont Financial Corporation. The outstanding indebtedness was retired on August 23, 1999 as the Company entered into a new credit agreement with Fremont Financial Corporation as of that date.

         On August 23, 1999, Digital Recorders, Inc. and related subsidiaries signed a four year Revolving and Term Lines of Credit Agreement ("Credit Agreement") with Fremont Financial Corporation, now Finova Group, Inc. The Credit Agreement provides up to $10 million for borrowing by the Company to be used for acquisitions, working capital and general corporate purposes. The amount available to borrow under the revolving portion of the Credit
Agreement is determined based on a formula of eligible trade accounts receivable and inventory. The trade accounts receivable basis is eighty-five percent (85%) of eligible domestic U.S. trade accounts plus the lesser of fifty percent (50%) or $750,000 of eligible accounts of the German subsidiary.

The inventory basis is a weighted average formula on a ratio of domestic U.S. inventory to the total confirmed sales orders, with advances of thirty-five percent (35%) of primary components and eight percent (8%) of general inventory, with a combined limit of $750,000. The term portion of the Credit Agreement will be primarily used to fund purchases of machinery and equipment and acquisitions. The interest rate on the revolving credit portion of the agreement is the bank's prime lending rate plus one and three-quarters percent. Credit extended for acquisitions will bear an interest rate of prime plus two percent.

         The Credit Agreement includes other customary covenants and conditions relating to the conduct and operation of the Company's business. Specifically, the Company is subject to a 1:1 Earnings Before Income Tax, Dividends and Amortization to interest coverage ratio to be calculated on a cumulative basis for the initial four fiscal quarters after the signing date. After that it will be calculated for the four fiscal quarters immediately preceeding the date of determination. In addition, any acquisition will require prior approval from Finova.

         At December 31, 1999, there was $3,292,619 of borrowing outstanding under the line of credit agreement with additional borrowing availability of $909,448.

         As of December 31, 1999, the Company's principal sources of liquidity included cash and cash equivalents of $242,820, trade accounts receivable of $5,571,452, inventory of $4,322,391, amount due under the credit line of $3,292,619 and trade accounts payable of $3,047,336 providing the Company with net working capital of $3,937,046.

         The Company's operating activities used cash of $2,060,611 during 1999 and $2,611,025 during 1998. For 1999, the increase in accounts receivable of $2,200,087, increase in inventory of $274,561 and increase in other assets of $22,922 were offset by increase in accounts payable of $1,567,597. For 1998, excluding the gain on sale of the HIS division of $1,097,012 and net book value of HIS assets disposed of $1,702,987, the net cash provided by operating activities would be $188,973. For 1998, the increases of inventory of $324,384 and accounts receivable of $197,406 were offset by increases in accounts payable of $367,454. The Company anticipates that its working capital needs will increase with the growth in the Company's sales and as the Company implements its expansion plans.

         The Company's net investing activities during 1999 used cash of $411,713 to purchase test equipment, computer and telecommunications equipment and office furniture and fixtures. In 1998 it provided cash of $2,800,931, primarily as the result of the HIS division sale recorded in the second quarter.

         The Company's net financing activities provided cash of $2,199,944 in 1999 and used cash of $95,793 during 1998. In 1999, net borrowings under the line of credit amounted to $2,367,619, which was used in operations and to pay dividends of $167,675 on the AAA preferred Stock. In 1998, $1,071,872 of proceeds was received from the issuance of common stock. Available cash was used to decrease the line of credit and pay "AAA" preferred stock dividends of $199,125.

         On April 6, 1998, the holders of the Series AAA Preferred Stock approved an amendment to the Company's Articles of Incorporation to (i) extend the mandatory redemption date of the Series AAA Preferred Stock (the "Preferred Shares") to December 31, 2003, (ii) permit the earlier redemption of the Preferred Shares at the Company's option at any time upon 30 days' written notice, (iii) increase the amount of quarterly dividend payable with respect to each Preferred Share from $112.50 to $125.00 beginning in 1999, and (iv) increase the number of shares of Common Stock of the Company issuable upon conversion of each Preferred Share from 500 shares of Common Stock to 625 shares of Common Stock. Such amendment was presented to a vote of the holders of Common Stock in the Company's fiscal 1999 Proxy Statement and was approved. The conversion rate of the 625 shares of Common Stock for each preferred share is $8.00 per share.

         On April 14, 1998 the Company sold its Highway Information Systems
(HIS) business group for $2,800,000 in cash plus other consideration of approximately $200,000. The Company realized a gain on disposal, before applicable income taxes, of $1,097,012. The federal income tax expense on this transaction, which the Company offset with operating loss carryforwards, was approximately $346,000. The state tax expense was approximately $80,000.

         The Company's cash requirements, other than for normal operating expenses, relate primarily to the development of new products and enhancement of existing products, financing growth, and the possible acquisition of companies, products, or technologies. The Company believes that a combination of its net working capital and the borrowing capacity available under its existing credit facility provides the liquidity and capital resources to satisfy its currently anticipated cash requirements for 2000.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           None


                             DIGITAL RECORDERS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                             PAGE(S)
                                                                                                             -------
Independent Auditor's Report ............................................................................     13

Consolidated Balance Sheets - December 31, 1999 and 1998 ................................................     14

Consolidated Statements of Operations - Years Ended December 31, 1999 and 1998 ..........................     15

Consolidated Statements of Stockholders' Equity -
      Years Ended December 31, 1999 and 1998 ............................................................     16

Consolidated Statements of Cash Flows  - Years Ended December 31, 1999 and 1998 .........................     17 - 18

Notes to Consolidated Financial Statements ..............................................................     19 - 31



To the Board of Directors
Digital Recorders, Inc.
Durham, North Carolina

We have audited the accompanying consolidated balance sheets of Digital Recorders, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with general accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Recorders, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

As described in Note 1 to the consolidated financial statements, on January 1, 1999, the Company changed its method of accounting for the costs of start-up activities to adopt Statement of Position 98-5, "Reporting on the Cost of Start-up Activities."


/s/ RSM McGladrey, Inc.
    RSM McGladrey, Inc.


Raleigh, North Carolina
February 23, 2000

                                         DIGITAL RECORDERS, INC.

                                       CONSOLIDATED BALANCE SHEETS

                                        DECEMBER 31, 1999 AND 1998

                    ASSETS                                                                      1999              1998
                    ------                                                              ------------      ------------
Current Assets:
        Cash and cash equivalents                                                       $    242,820      $    703,639
        Trade accounts receivable, less allowance for doubtful accounts of
            $77,250 and $50,000 at December 31, 1999 and 1998, respectively                5,571,452         3,371,365
        Other receivables                                                                    212,182            38,799
        Inventories                                                                        4,322,391         4,047,830
        Prepaids and other current assets                                                    623,139           148,911
                                                                                        ------------      ------------
               Total current assets                                                       10,971,984         8,310,544
                                                                                        ------------      ------------

Property and equipment, less accumulated depreciation of
        $525,875 and $354,179 at December 31, 1999 and 1998, respectively                    555,567           315,550
Goodwill, less accumulated amortization of $700,205 and $546,679
        at December 31, 1999 and 1998, respectively                                        1,208,230         1,361,756
Intangible assets, less accumulated amortization of $290,771 and $236,670
        at December 31, 1999 and 1998, respectively                                           86,974            86,939
Deferred taxes                                                                               122,235                 -
Other assets                                                                                 239,583           216,661
                                                                                        ------------      ------------
               TOTAL ASSETS                                                             $ 13,184,573      $ 10,291,450
                                                                                        ============      ============

             LIABILITIES AND STOCKHOLDERS' EQUITY
            --------------------------------------
Current Liabilities:
        Line of credit                                                                  $  3,292,619      $    925,000
        Accounts payable                                                                   3,047,336         1,479,739
        Accrued expenses                                                                     650,733           682,263
        Income tax payable                                                                         -            49,977
        Preferred stock dividends payable                                                     44,250            39,825
                                                                                        ------------      ------------
               Total current liabilities                                                   7,034,938         3,176,804
                                                                                        ------------      ------------

               TOTAL LIABILITIES                                                           7,034,938         3,176,804
                                                                                        ------------      ------------

Series  AAA Redeemable, Convertible, Nonvoting Preferred Stock, $.10 par value,
        Liquidation Preference of $5,000 per share, 20,000 shares authorized;
        354 shares issued and outstanding at December 31, 1999 and 1998                    1,770,000         1,770,000
                                                                                        ------------      ------------

Stockholders' Equity:
        Common stock, $.10 par value, 10,000,000 shares authorized;
             3,274,075 shares issued and outstanding at December 31, 1999 and 1998           327,407           327,407
        Additional paid-in capital                                                        11,335,090        11,507,190
        Accumulated other comprehensive loss                                                (237,278)          (48,839)
        Accumulated deficit                                                               (7,045,584)       (6,441,112)
                                                                                        ------------      ------------
               Total stockholders' equity                                                  4,379,635         5,344,646
                                                                                        ------------      ------------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 13,184,573      $ 10,291,450
                                                                                        ============      ============


See accompanying notes to consolidated financial statements.

                             DIGITAL RECORDERS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                     1999              1998
                                                                 ------------      ------------
Net sales                                                        $ 22,441,234      $ 14,239,251
Cost of sales                                                      14,555,134         8,618,015
                                                                 ------------      ------------
     Gross profit                                                   7,886,100         5,621,236
                                                                 ------------      ------------
Operating expenses:
     Selling, general and administrative                            6,303,189         5,678,304
     Engineering, research and development                          1,865,940         1,022,084
                                                                 ------------      ------------
         Total operating expenses                                   8,169,129         6,700,388
                                                                 ------------      ------------

     Operating loss                                                  (283,029)       (1,079,152)
                                                                 ------------      ------------

Other expense                                                         (18,390)          (20,238)
Interest expense                                                     (167,166)          (89,815)
                                                                 ------------      ------------
     Total other expense and interest                                (185,556)         (110,053)
                                                                 ------------      ------------

     Loss before income taxes                                        (468,585)       (1,189,205)

Income tax expense (benefit)                                                -          (358,530)
                                                                 ------------      ------------

     Loss from continuing operations                                 (468,585)         (830,675)
                                                                 ------------      ------------

Discontinued operations:
     Income  from operations of HIS division, net of tax                    -            84,123
     Gain on sale of HIS division, net of tax                               -           671,356

                                                                 ------------      ------------
            Income from discontinued operations                             -           755,479
                                                                 ------------      ------------

     Net loss before change in accounting principle                  (468,585)          (75,196)

Less: Cumulative effect of change in accounting principle             135,887                 -
                                                                 ------------      ------------

     Net loss                                                        (604,472)          (75,196)

Preferred stock dividend requirements                                (172,100)         (159,300)
                                                                 ------------      ------------

     Net loss applicable to common shareholders                  $   (776,572)     $   (234,496)
                                                                 ============      ============

Earnings per share:
     Loss from continuing operations                             $      (0.20)     $      (0.33)
     Income from discontinued operations                                    -              0.25
     Cumulative effect of change in accounting principle                (0.04)                -
                                                                 ------------      ------------

     Total basic and diluted net loss per share                  $      (0.24)     $      (0.08)
                                                                 ============      ============

     Weighted average number of common shares and common
     equivalent shares outstanding                                  3,274,075         2,962,294
                                                                 ============      ============

See accompanying notes to consolidated financial statements.

                            DIGITAL RECORDERS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    YEARS ENDED DECEMBER 31, 1999 AND 1998


                                           Common Stock
                                       ----------------------                             Accumulated
                                         Number                Additional                    Other                           Total
                                        of shares      Par      Paid-in      Accumulated  Comprehensive Comprehensive  Stockholders'
                                         issued       Value     Capital        Deficit    Income (loss)  Income (loss)      Equity
                                       ----------- --------- ------------  -------------  ------------- -------------- -------------
Balance as of January 1, 1998            2,674,075 $ 267,407 $ 10,694,443  $ (6,365,916)  $  (186,081)                  $ 4,409,853

Comprehensive income (loss):
      Net loss                                                                  (75,196)                $    (75,196)       (75,196)
      Translation adjustment                                                                  137,242        137,242        137,242
                                                                                                        ------------
           Total comprehensive income                                                                   $     62,046
                                                                                                        ============
Issuance of common stock                   600,000    60,000    1,011,872                                                 1,071,872
Preferrred stock dividends paid                                  (159,300)                                                 (159,300)
Preferred stock dividends payable                                 (39,825)                                                  (39,825)
                                       ----------- --------- ------------  -------------  -------------                -------------
Balance as of December 31, 1998          3,274,075   327,407   11,507,190    (6,441,112)      (48,839)                    5,344,646

Comprehensive income (loss):
      Net loss                                                                 (604,472)                $   (604,472)      (604,472)
      Translation adjustment                                                                 (188,439)      (188,439)      (188,439)
                                                                                                         ------------
           Total  comprehensive loss                                                                    $   (792,911)
                                                                                                         ============
Preferrred stock dividends paid                                  (127,850)                                                 (127,850)
Preferred stock dividends payable                                 (44,250)                                                  (44,250)
                                       ----------- --------- ------------  -------------  -------------                -------------
Balance as of December 31, 1999          3,274,075 $ 327,407 $ 11,335,090  $ (7,045,584)  $  (237,278)                  $ 4,379,635
                                       =========== ========= ============  =============  =============                =============

See accompanying notes to consolidated financial statements.

                                                DIGITAL RECORDERS, INC.

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                      1999                       1998
                                                                              ---------------------       --------------------
Cash flows from operating activities:
       Net loss                                                             $             (604,472)     $             (75,196)
       Adjustments to reconcile net loss to net cash
       used by operating activities:
             Depreciation of property and equipment                                        171,696                    222,090
             Amortization of goodwill and intangible assets                                 71,740                    262,975
             Net book value of intangible assets written off                               135,887                          -
             Gain on sale of HIS division                                                        -                 (1,097,012)
             Net book value of HIS assets disposed                                               -                 (1,702,987)
       Changes in operating assets and liabilities:
       (Increase) in trade accounts receivable                                          (2,200,087)                  (197,406)
       (Increase) decrease in other receivables                                           (173,383)                    15,489
       (Increase) in inventories                                                          (274,561)                  (324,384)
       (Increase) in prepaids and other current assets                                    (474,228)                   (74,425)
       (Increase) in deferred taxes                                                       (122,235)                         -
       (Increase) in intangible assets                                                     (54,136)                   (14,874)
       Decrease (increase) in other assets                                                 (22,922)                       701
       Increase in accounts payable                                                      1,567,597                    367,454
       Increase (decrease) in accrued expenses                                             (31,530)                    37,158
       Increase (decrease) in deferred revenue                                                   -                    (80,585)
       Increase (decrease) in income tax payable                                           (49,977)                    49,977
                                                                              ---------------------       --------------------
             Net cash used by operating activities                                      (2,060,611)                (2,611,025)
                                                                              ---------------------       --------------------

Cash flows from investing activities:
       Proceeds from sale of HIS division                                                        -                  2,800,000
       Purchases of property and equipment                                                (411,713)                  (201,548)
       Proceeds from sale of property and equipment                                              -                    191,941
       Proceeds from sale of intangible assets                                                   -                     10,538
                                                                              ---------------------       --------------------
             Net cash provided (used) by investing activities                             (411,713)                 2,800,931
                                                                              ---------------------       --------------------

Cash flows from financing activities:
       Issuance of common stock                                                                  -                  1,071,872
       Proceeds from short-term bank borrowings                                         11,973,171                  5,379,460
       Principal payments on short-term bank borrowings                                 (9,605,552)                (6,348,000)
       Payment of dividends on preferred stock                                            (167,675)                  (199,125)
                                                                              ---------------------       --------------------
             Net cash provided (used) by financing activities                            2,199,944                    (95,793)
                                                                              ---------------------       --------------------

Effect of exchange rate changes                                                           (188,439)                   137,242
                                                                              ---------------------       --------------------

Net increase (decrease) in cash and cash equivalents                                      (460,819)                   231,355

Cash and cash equivalents at beginning of year                                             703,639                    472,284
                                                                              ---------------------       --------------------

Cash and cash equivalents at end of year                                    $              242,820      $             703,639
                                                                              =====================       ====================

Supplemental Disclosure of Cash Flow Information:
       Cash paid during the year for interest                               $              186,189      $              94,515
                                                                              =====================       ====================
       Cash paid during the year for income taxes                           $               43,710      $                   -
                                                                              =====================       ====================

See accompanying notes to consolidated financial statements.

                             DIGITAL RECORDERS, INC.

                     YEARS ENDED DECEMBER 31, 1999 AND 1998


Supplemental disclosures of non-cash investing and financing activities

         During 1999 and 1998, the Company declared dividends on Series AAA Preferred Stock in the amount of $172,100 and $159,300 respectively. During 1999, the Company paid $167,675 in cash dividends which included $39,825 of unpaid prior year dividends which had been accrued at the end of 1998. In addition, the 1998 cash dividends paid include the fourth quarter 1997 dividends of $39,825 which were inadvertently not accrued at December 31, 1997. As of December 31, 1999, $44,250 of remaining dividends, representing one quarter's declared dividends, were unpaid.

                             DIGITAL RECORDERS, INC.

                   Notes to Consolidated Financial Statements

(1)      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)  ORGANIZATION

         Digital Recorders, Inc. (the "Company") designs, manufactures or contracts for the manufacture of, sells, and services products to the transit and transportation market and the law enforcement market. Customers include municipalities, regional transportation districts, federal, state and local departments of transportation, vehicle manufacturers, private and commercial vehicle operators, and law enforcement agencies or organizations. The Company markets primarily to customers located in North America, Asia, and Europe.

         (b) PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

         (c)  ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

         Effective January 1, 1999, the Company adopted the provisions of Statement of Position 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES, which requires start-up activities, including organization costs to be expensed as incurred. The impact of this pronouncement in 1999 resulted in a one time charge to operations, as a cumulative effect of a change in accounting principle, of $135,887 of organization costs to conform with this statement.

         (d) CASH EQUIVALENTS

         The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At times the Company places temporary cash investments with high credit quality financial institutions in amounts that may be in excess of FDIC insurance limits.

         (e) REVENUE RECOGNITION AND TRADE ACCOUNTS RECEIVABLE

         The Company recognizes operating revenues upon shipment of goods to customers. The Company establishes an allowance for doubtful accounts equal to the estimated collection losses to be incurred. The estimated losses are based on actual collection experience and management's opinion of the current status of existing receivables.

         (f) INVENTORIES

         Inventories, consisting principally of component parts, are valued at the lower of cost or market, with cost determined by the first-in, first-out method.

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

         (k) PER SHARE AMOUNTS

         The basic net income (loss) per common share has been computed based upon the weighted average of shares of common stock outstanding. Diluted net income (loss) per common share has been computed based upon the weighted average of shares of common stock outstanding and shares that would have been outstanding assuming the issuance of common stock for all dilutive potential common stock outstanding. The Company's outstanding stock options and warrants represent the only dilutive potential common stock outstanding. The amounts of income (loss) used in the calculations of diluted and basic income (loss) per common share were the same for all the years presented. Diluted net income (loss) per common share is equal to the basic net income (loss) per common share for the years ended December 31, 1999 and 1998 as common equivalent shares from stock options and stock warrants would not have a dilutive effect because of the Company's loss from continuing operations.

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

         (o) INCOME TAXES

         Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

         (p) FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following summarizes the major methods and assumptions used in estimating the fair values of financial instruments:

              Cash and cash equivalents - The carrying amount approximates fair value due to the relatively short- term period to maturity of these instruments.

              Short-term borrowings - The carrying amount approximates fair value due to the variable interest rate adjustments based upon market conditions.

         (q)  CERTAIN RECLASSIFICATIONS

         Certain reclassifications have been made to the 1998 financial statement balances to conform to the 1999 financial statement classifications with no effect on the net loss or stockholders' equity.

                             DIGITAL RECORDERS, INC.

(2)      ACQUISITIONS AND DIVESTITURES

         (a)  RTI MERGER

         On July 1, 1998, the Company, Robinson Turney International, Inc. ("RTI"), Digital Recorders Acquisition, Inc., a wholly owned subsidiary of the Company (the "Subsidiary") and David L. Turney and Claude G. Robinson, the two shareholders of RTI (the "Shareholders") consummated an Agreement and Plan of Reorganization (the "Agreement") pursuant to which RTI merged into the Subsidiary (the "Merger"). A disinterested majority of the directors voting with respect to the transaction approved the Merger on behalf of the Company pursuant to a fairness opinion related to same. The merger was accounted for as a pooling of interests; however, the operating results of RTI are not material to the operating results of the Company.

         Pursuant to the Merger, 200,000 restricted shares of the Company's Common Stock were issued to the RTI Shareholders. For two years commencing July 1, 1998, the RTI Shareholders have "piggyback" registration rights and until January 1, 1999, the Shareholders also had demand registration rights covering the 200,000 shares of Common Stock issued to them in the Merger.

         RTI was engaged in business development, marketing services, advisory services, and merger, acquisition and financing assignments for selected clients, including the Company, who are primarily in the transit and transportation equipment industries. RTI assigned a sublicense agreement and marketing agreement between RTI and TwinVision to the Company and also assigned a management services agreement between RTI and Transit-Media GmbH to the Company. Mr. Turney served as the Chairman of the Board and the Chief Executive Officer of RTI since he and Mr. Robinson co-founded RTI in August 1994. Their respective employment agreements with RTI were cancelled at the effective date of the Merger. Mr. Turney has served as the Company's Chairman of the Board and Chief Executive Officer since April 1998 and as a director since May 1996. The Company entered into a one year consulting agreement with Mr. Robinson, which commenced July 1, 1998 and terminated June 30, 1999.

         (b)  SALE OF HIS

         On April 14, 1998, the Company sold its Highway Information Systems ("HIS") business group for $2,800,000 in cash plus other consideration of approximately $200,000. The Company realized a gain on disposal, before applicable income taxes, of $1,097,012. The federal income tax expense on this transaction, which the Company offset with operating loss carryforwards, was approximately $346,000. The state tax expense was approximately $80,000.

(3)      PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                            December 31,
                                                           -------------
                                                         1999           1998
                                                        -----          -----
Leasehold improvements                             $   19,726     $      480
Automobiles                                             4,000          4,000
Computer equipment                                    489,563        349,401
Test equipment                                        152,384         94,531
Furniture and fixtures                                415,769        221,317
                                                      -------        -------
                                                    1,081,442        669,729

Less accumulated depreciation and amortization        525,875        354,179
                                                   ----------     ----------
                                                   $  555,567     $  315,550
                                                   ==========     ==========

                             DIGITAL RECORDERS, INC.

 4)    LEASES

         The Company leases its premises and certain office equipment under various operating leases which expire at various times through 2008. Rent and lease expense under these operating leases was $362,028 and $250,817 for the years ended December 31, 1999 and 1998, respectively.

         At December 31, 1999, future minimum lease payments under the non-cancelable operating leases are as follows:


            Year ending December 31,
                  2000                                          $       424,213
                  2001                                                  381,815
                  2002                                                  251,376
                  2003                                                  184,009
                  2004                                                  182,138
                  Thereafter                                            631,110
                                                                  --------------

                  Total minimum lease payments                  $     2,054,661
                                                                  ==============

(5)      DEBT


         On February 26, 1998, the Company renewed its $2,500,000 secured line of credit facility and $1,000,000 secured letter of credit facility with Wachovia Bank, N.A. through February 1999. At August 1, 1998, the amount of funds available under the secured line of credit facility increased to $3,000,000 and secured letter of credit decreased to $500,000. These facilities provided for short-term borrowings and import letters of credit, were subject to certain loan covenants, were secured by substantially all of the Company's accounts receivable, inventory and equipment, and had interest, payable monthly, at the 90 day London Inter Bank Offer Rate base rate plus 4.0%. The borrowing base and credit line availability were computed at eighty percent (80%) of all U.S. trade accounts receivable less those accounts exceeding ninety days (90) outstanding.

         On February 25, 1999, the Company extended its $3,000,000 secured line of credit facility and $500,000 secured letter of credit facility through March 25, 1999 which was subsequently extended to August 31, 1999 as the Company completed a new and expanded financing agreement with Fremont Financial Corporation. The outstanding indebtedness was retired on August 23, 1999 as the Company entered into a new credit agreement with Fremont Financial Corporation as of that date.

         On August 23, 1999, Digital Recorders, Inc. ("DRI") and related subsidiaries signed a four year Revolving and Term Lines of Credit Agreement ("Credit Agreement") with Fremont Financial Corporation, a subsidiary of Finova Group Inc. The Credit Agreement provides up to $10 million for borrowing by DRI to be used for acquisitions, working capital and general corporate purposes. The amount available to borrow under the revolving portion of the Credit Agreement is determined based on a formula of eligible trade accounts receivable and inventory. The trade accounts receivable basis is eighty-five percent (85%) of eligible domestic U.S. trade accounts plus the lesser of fifty percent (50%) or $750,000 of eligible trade accounts of the German subsidiary. The inventory basis is a weighted average formula on the ratio of domestic U.S. inventory to the total confirmed sales orders with advances of thirty-five percent (35%) of primary components and eight percent (8%) of general inventory with a combined phase in limit of $750,000. The term portion of the Credit Agreement will be primarily used to fund the machinery and equipment and real estate assets of acquisitions. The interest rate on the revolving credit portion of the agreement is at the bank's prime lending rate plus one and three-quarters percent. Credit extended for acquisitions will bear an interest rate of prime plus two percent. The outstanding debt under the revolving credit portion of the agreement at December 31, 1999 was $3,292,619 with additional borrowing availability of $909,448.

                             DIGITAL RECORDERS, INC.

              Notes to Consolidated Financial Statements, Continued

(5)      DEBT - CONTINUED

         The Credit Agreement includes customary covenants and conditions relating to the conduct and operation of DRI's businesses. Specifically, DRI will be subject to a 1:1 Earnings Before Interest Taxes Depreciation and Amortization to interest coverage ratio to be calculated on a cumulative basis for the initial four fiscal quarters after the signing date and thereafter calculated for the four fiscal quarters immediately preceding the date of determination. In addition, the acquisition of any companies will require approval from Fremont.

         Interest expense was $186,189 and $101,635 for 1999 and 1998, respectively.

 (6)   PREFERRED STOCK

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

         Series AAA Preferred shares are cumulative, nonvoting, convertible and redeemable at the Company's discretion with the redemption price equal to the liquidation preference. The liquidation preference equals $5,000 per share, plus all accrued and unpaid dividends.

         On April 6, 1998, the holders of the Series AAA Preferred Stock approved an amendment to the Company's Articles of Incorporation to (i) extend the mandatory redemption date of the Series AAA Preferred stock (the "Preferred Shares") to December 31, 2003, (ii) permit the earlier redemption of the Preferred Shares at the Company's option at any time upon 30 days' written notice, (iii) increase the amount of the quarterly dividend payable with respect to each Preferred Share from $112.50 to $125.00 beginning in 1999, and (iv) increase the number of shares of Common Stock of the Company issuable upon conversion of each Preferred Share from 500 shares of Common Stock to 625 shares of Common Stock. Such amendment was presented to a vote of the holders of Common Stock during the Company's annual stockholders meeting and was adopted.

         On December 13, 1999, the Board of Directors authorized the creation of 10,000 shares of a class of preferred stock designated as "Series D Junior Participating Preferred Stock" having a par value of $ .10. See Stockholders' Rights - note 14.

(7)    COMMON STOCK WARRANTS

         Each warrant granted in connection with the DRI public offering allows the holder to purchase one share of Common Stock at a price of $7.50 per share. These warrants were to expire in August 1998 but were extended until April 2000. No other terms of these warrants were changed. At December 31, 1999 and 1998, 1,265,000 warrants were outstanding, and no warrants had been exercised.

         During 1997, 75,000 warrants were granted which allow the holder to purchase one share of Common stock for each warrant granted. 37,500 of these warrants are to purchase Common Stock at a price of $3.00 per share, 18,750 are to purchase Common Stock at a price of $5.00 per share and the remaining 18,750 are to purchase Common Stock at a price of $7.50 per share. At December 31, 1999, 100% of each group of these warrants had vested and all 75,000 of these warrants were outstanding. These warrants expire in June 2002.




                             DIGITAL RECORDERS, INC.

              Notes to Consolidated Financial Statements, Continued

 (8)   COMMON STOCK OPTIONS

         (a)    INCENTIVE STOCK OPTION PLAN

         The Company has an incentive stock option plan for employees whereby options to purchase Common Stock are granted at no less than the stock's estimated fair market value at the date of the grant and may be exercised during specified future periods.

                                                              1999                        1998
                                                      ----------------------      ---------------------
                                                                   Weighted-                  Weighted-
                                                                   Average                     Average
                                                                   Exercise                    Exercise
                                                        Shares      Price           Shares      Price
                                                      -----------  ---------      -----------  --------
              Outstanding at beginning of year           381,412  $    2.75          296,257  $   4.12
              Granted                                    104,688       1.94          310,341      2.73
              Exercised                                        -          -                -         -
              Canceled                                    (7,900)      2.51         (225,186)     4.29
                                                      -----------  ---------      -----------  --------
              Outstanding at end of year                 478,200       2.54          381,412      2.75
                                                      ===========  =========      ===========  ========

              Weighted-average fair value of
              options granted during the year                     $    3.33                   $   1.09


                                         Options Outstanding                             Options Exercisable
                          --------------------------------------------------      ----------------------------------
                            Number      Weigted-Average                              Number
      Range of            Outstanding        Remaing     Weighted- Average         Exercisable     Weighted- Average
   Exercise Prices        at 12/31/99  Contractual Life   Exercise Price           at 12/31/99       Exercise Price
    $1.94 - 3.00             478,200      8.1 years          $2.54                    465,110          $2.54


         (b)  NON-QUALIFIED STOCK OPTIONS

         The Company has issued options to purchase Common Stock to certain key executives and non-employee members of the Board of Directors or committees of the Board of Directors which are exercisable at times and in increments as specified by the individual agreements.

         The following is a summary of nonqualified stock options:


                                                              1999                        1998
                                                      ----------------------      ---------------------
                                                                  Weighted-                    Weighted-
                                                                   Average                      Average
                                                                   Exercise                    Exercise
                                                        Shares      Price           Shares       Price
                                                      -----------  ---------      -----------  --------
              Outstanding at beginning of year            83,988  $    2.64           40,702  $   3.61
              Granted                                     68,000       1.87           65,987      2.62
              Exercised                                        -          -                -         -
              Canceled                                   (14,000)      2.91          (22,701)     3.67
                                                      -----------  ---------      -----------  --------
              Outstanding at end of year                 137,988       2.28           83,988      2.64
                                                      ===========  =========      =========== ==========


              Weighted-average fair value of
              options granted during the year                    $     3.35                  $    1.11

                                         Options Outstanding                             Options Exercisable
                          --------------------------------------------------      ----------------------------------
                            Number       Weigted-Average                              Number
      Range of            Outstanding        Remaing      Weighted- Average         Exercisable     Weighted- Average
   Exercise Prices        at 12/31/99  Contractual Life     Exercise Price          at 12/31/99      Exercise Price
         $1.63 - 3.00        137,988        8.4 years          $2.28                   137,988          $2.28


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

                                                                           1999                  1998
                                                                           ----                  ----
              Net income (loss) applicable to

                  common stockholders                                  $   (776,572)              (234,496)
              Pro forma net income (loss) applicable
                  to common stockholders                               $ (1,302,828)              (638,167)
              Basic and diluted net income (loss)
                  per common share                                     $      (0.24)                (0.08)
              Pro forma basic and diluted net income (loss)
                  per common share                                     $      (0.41)                (0.22)

              In the pro forma calculations shown above, the Company used the Black-Scholes option pricing model to calculate the fair value of the stock options and stock warrants granted during 1999 and 1998. Significant assumptions used by the Company for these pro forma calculations are as follows:

                                                                 1999                       1998
                                                                 ----                       ----
              Risk-free interest rate                              6.80%                       4.75%
              Expected life                                    10 years                    10 years
              Expected volatility                                 63.93%                      73.91%
              Expected dividends                                    None                        None

 (9)     INCOME TAXES

         (a) The components of income tax expense (benefit) charged to continuing operations for the years ended December 31, 1999 and 1998, consisted of the following:

                                                                 1999                         1998
                                                                 ----                         ----
              Current expense:

                  Federal                                   $       -                $         9,562
                  State                                             -                         21,367
                                                            -----------------              ---------
                                                                    -                         30,929
              Deferred expense (benefit):

                  Federal                                           -                       (389,459)
                  State                                             -                          -
                                                            -----------------             ----------
                        Income tax expense (benefit)        $       -               $       (358,530)
                                                            =================             ==========

              Income tax expense attributable to the discontinued operations was $ 0 in 1999 and $478,775 in 1998, respectively.


                                         DIGITAL RECORDERS, INC.

                            Notes to Consolidated Financial Statements, Continued

 (9)     INCOME TAXES -CONTINUED

         (b) The components of the net deferred tax assets as of December 31, 1999 and 1998 are as follows:

                                                                  1999                       1998
                                                                  ----                       ----
              Deferred tax assets:
                  Net operating loss carryforwards            $ 833,954               $    869,216
                  Tax credits                                    87,908                    106,156
                  Foreign translation benefits                  122,235                       -
                  Warranty reserve                               23,271                     23,271
                      Inventory reserve                          17,543                     31,028
                  Inventory capitalization                       39,535                     43,536
                  Accrued bonuses                                  -                        39,990
                  Depreciation and amortization                    -                         6,921
                  Organization and start-up costs               208,570                    170,325
                  Other accruals and reserves                     2,912                     36,968
                                                             ------------               ----------
                           Total gross deferred tax assets    1,335,838                  1,327,411
                  Less valuation allowance                   (1,213,603)                (1,327,411)
                                                             ------------               -----------
                           Net deferred tax assets         $    122,235               $       -
                                                             ============               ===========

              The Company has determined that the need for a valuation allowance arises due to the Company's history of operating losses.

              The components giving rise to the net deferred tax assets described above have been included in the accompanying balance sheets as of December 31, 1999 and 1998 as follows:

                                                                            1999                  1998
                                                                            ----                  ----
                    Noncurrent assets                                   $   122,235         $       -
                                                                           =========           =========


         (c) The reasons for the difference between actual income tax expense (benefit) for the years ended December 31, 1999 and 1998 and the amount computed by applying the statutory federal income tax rate to pretax earnings (loss) are as follows:

                                                                                1999
                                                                    ---------------------------
                                                                                                           % of
                                                                                                          Pretax
                                                                                 Amount               Earnings (Loss)
                                                                                 ------               ---------------
         Income tax (benefit) at statutory rate                               ( $205,520)                  (34.0%)
              State income taxes, net of federal income tax benefit                 -                         -
              Foreign subsidiary losses                                          279,401                    46.2
              Change in the valuation allowance                               (  113,808)                  (18.8)
              Other                                                               39,927                     6.6
                  Income tax expense (benefit)                             $        -                         -  %
                                                                              ============              ===========


                                                                                 1998
                                                                    ---------------------------
                                                                                                           % of
                                                                                                          Pretax
                                                                                 Amount                Earnings (Loss)
                                                                                 ------                ---------------
         Income tax (benefit) at statutory rate                                ($404,330)                 (  34.0%)
              State income taxes, net of federal income tax benefit               21,367                      1.8
              Foreign subsidiary losses                                          278,665                     23.5
              Change in the valuation allowance                                 (274,391)                   (23.1)
              Other                                                               20,159                      1.7
                                                                                ----------               --------
                  Income tax expense (benefit)                                ($ 358,530)                 (  30.1%)
                                                                                ==========               ========

                             DIGITAL RECORDERS, INC.

              Notes to Consolidated Financial Statements, Continued

 (9)     INCOME TAXES -CONTINUED

       (d) At December 31, 1999, the Company has net operating loss carryforwards for federal income tax purposes of $ 2,280,925 which are available to offset future federal taxable income, if any, through 2006 to 2012. In addition, two of the Company's subsidiaries have net economic loss carryforwards for state income tax purposes of $ 1,435,193 which are available to offset future state taxable income, if any, through 2002 and 2003.

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

              The Company also has research and development tax credits for federal income tax purposes of $ 87,908 at December 31, 1999 which expire in various years through 2013.

(10)     OTHER  COMPREHENSIVE INCOME

         The following is a summary of the tax effects of the components of other comprehensive income, consisting solely of foreign currency translation adjustments, reported in the statements of stockholders' equity for the years ended December 31, 1999 and 1998:

                                                                                              Tax
                                                                    Pre-tax                (Expense)            Net-of-tax
                                                                    Amount                  Benefit               Amount
                                                                  ---------                ---------            ----------
         Year end December 31,1999:
         Foreign currency translation adjustments               $( 310,674)               $  122,235            $( 188,439)
                                                                  =========               ==========             ==========

         Year end December 31,1998:
         Foreign currency translation adjustments               $  137,242                $    -                $  137,242
                                                                 =========                ==========             =========

 (11)    MAJOR CUSTOMERS

         The Company typically generates a significant portion of its sales from a relatively few key customers, the identity of which may vary from year to year. One major customer accounted for approximately 20% of net sales for 1999 and two major customers accounted for approximately 21% of the net sales in 1998.

         There were outstanding receivables from these customers of $ 756,800 and $ 644,400 at December 31, 1999 and 1998, respectively.

 (12)    RELATED PARTY TRANSACTIONS

         Effective March 1996, the Company entered into various marketing, distribution, licensing and management agreements with an affiliate of a director of the Company. The Company paid fees and commissions earned under these various agreements totaling $55,013 during 1998. There were no fees and commissions paid during 1999 under these agreements.

         The Company had retained a director of the Company to perform certain business consulting services for the Company. The Company paid fees under this agreement totaling $48,023 during 1998. There were no fees paid during 1999 under this agreement.

         Effective April 1997, the Company entered into a lease agreement for an office building with a stockholder. The Company paid $53,118 and $50,892 in rental fees during 1999 and 1998 to the stockholder.

                             DIGITAL RECORDERS, INC.

              Notes to Consolidated Financial Statements, Continued

 (12)    RELATED PARTY TRANSACTIONS - CONTINUED

         The Company purchases electronic components supporting the transportation products segment from a major stockholder, Lite Vision Corporation ("Lite Vision"), a public Taiwan company. Lite Vision holds 12.2% of the outstanding shares of common stock. The components consist primarily of light emitting diodes (LED) printed circuit boards and power supplies. The Company purchased approximately $ 5.3 million and $4.0 million during 1999 and 1998, respectively.

(13)     SEGMENT INFORMATION

         The Company has two principal business segments which are based upon differences in products and technology: (1) transportation products and
         (2) law enforcement and surveillance. The transportation products segment produces automated announcement and passenger information systems and electronic destination sign products for municipalities, transportation districts, departments of transportation, private and commercial transportation services operators and related vehicle manufacturers. The law enforcement and surveillance segment produces digital signal processing products for law enforcement agencies and organizations.

         Operating income (loss) for each segment is total sales less operating expenses applicable to the segment. Certain corporate overhead expenses including executive salaries and benefits, public company administrative expenses, legal and audit fees, and interest expense are not included in segment operating income (loss). Segment identifiable assets include accounts receivable, inventories, net property and equipment, net intangible assets and net goodwill. Sales, operating income (loss), identifiable assets, capital expenditures, long-lived assets, depreciation and amortization, and geographic information for the Company's two operating segments are as follows:

BUSINESS SEGMENT TABLE

                                                                        1999                1998
                                                                  -----------------    ----------------
              Net sales
                  Transportation products                       $       20,665,129   $      12,280,982
                  Law enforcement and surveillance                       1,776,106           1,958,269
                                                                  =================    ================
                                                                $       22,441,234   $      14,239,251
                                                                  =================    ================

              Income (loss) from operations
                  Transportation products                       $        1,451,198   $        (196,175)
                  Law enforcement and surveillance                         427,287             862,105
                  Corporate office and administration                   (2,347,070)         (1,855,135)
                                                                  =================    ================
                                                                $         (468,585)  $      (1,189,205)
                                                                  =================    ================

              Identifiable assets
                  Transportation products                       $       10,308,837   $       7,119,285
                  Law enforcement and surveillance                       1,911,158           2,072,882
                  Corporate office and administration                      964,578           1,099,283
                                                                  =================    ================
                                                                $       13,184,573   $      10,291,450
                                                                  =================    ================

              Long-lived assets
                  Transportation products                       $          425,024   $         325,801
                  Law enforcement and surveillance                       1,251,013           1,447,174
                  Corporate office and administration                      536,554             207,932
                                                                  =================    ================
                                                                $        2,212,590   $       1,980,907
                                                                  =================    ================

              Capital expenditures
                  Transportation products                       $          127,905   $         128,757
                  Law enforcement and surveillance                          30,248              11,749
                  Corporate office and administration                      253,560              61,042
                                                                $          411,713   $         201,548

              Depreciation and amortization
                  Transportation products                       $          108,452   $         161,955
                  Law enforcement and surveillance                         184,315             181,778
                  Corporate office and administration                       86,556             141,332
                                                                  =================    ================
                                                                $          379,323   $         485,065
                                                                  =================    ================

              Geographic information
                  Domestic                                      $       16,450,978   $       9,521,543
                  Foreign                                                5,990,256           4,717,708
                                                                  =================    ================
                               Total                            $       22,441,234   $      14,239,251
                                                                  =================    ================


                             DIGITAL RECORDERS, INC.

              Notes to Consolidated Financial Statements, Continued

(14)     STOCKHOLDER RIGHTS

         Effective December 14, 1999, the Board of Directors adopted a stockholder rights agreement designed to prevent any potential acquirer from gaining control of the Company without fairly compensating the stockholders and to protect the Company from any unfair or coercive takeover attempts. The plan was not adopted in response to any specific effort to acquire the Company.

         The Board of Directors approved the declaration of a dividend of one right for each outstanding share of the Company's common stock on the record date of December 27, 1999. Each of the rights, which are not currently exercisable, entitles the holder to purchase 1\1000th of a share of the Company's newly designated Series D Junior Participating Preferred Stock at an exercise price of $20.00. Until exercisable, the rights are represented by and traded with the Company's common stock and no separate certificates for the rights will be issued.

         In general, the rights will become exercisable only if any person or group of affiliated persons makes a public announcement that it has acquired 15% or more of the Company's stock or that it intends to make or makes a tender offer or exchange offer for 15% or more of the Company's stock. Under certain circumstances, each holder of a right (other than the person or group who acquired 15% or more of he

         Company's stock) is entitled to purchase shares of the Company's common stock having a market value equal to two times the exercise price. If, after a person has acquired 15% or more of the Company's common stock, the Company is acquired in a merger or other business combination transaction or there is a sales or transfer of a majority of the Company's assets or earning power, each holder of a right is entitled to purchase shares of the acquiring company's common stock having a fair market value equal to two times the exercise price.

         The rights may be redeemed by the Company for $.001 per right prior to the acquisition or ownership of 15% or more of the Company's common stock and the rights will expire in ten years. The rights distribution is not taxable to the shareholders.

 (15)    LEGAL PROCEEDINGS

         On February 24, 1999, Mark IV Industries, Ltd. ("Mark IV") filed a lawsuit, MARK IV INDUSTRIES, LTD. V. DIGITAL RECORDERS, INC., in the United States District Court for the Northern District of Texas, alleging the Company is infringing two U.S. patents held by Mark IV and seeking unspecified monetary damages, treble damages, and injunctive relief.

                             DIGITAL RECORDERS, INC.

              Notes to Consolidated Financial Statements, Continued

 (15)    LEGAL PROCEEDINGS - CONTINUED

         The allegations relate to the display elements used in the TwinVision destination sign systems manufactured and marketed by the TwinVision of North America, Inc. subsidiary of the Company under an exclusive license for the display patented technology from Lite Vision Corporation ("Lite Vision") of Taiwan. Lite Vision also supplies certain display components and assemblies used in the systems. On April 7, 1999, the Company filed an answer to the complaint, in which it denied all the plaintiff's allegations and asserted counterclaims against Mark IV, including alleged violations of the antitrust laws. The Company has subsequently filed amended answers and counterclaims, moved for summary judgment of non-infringement, and achieved U. S. Patent Office agreement to review the validity, or lack thereof, of one of the two Mark IV patents in question.

         In a separate action filed July 26, 1999, also in the United States District Court for the Northern District of Texas, Mark IV further alleged the Company is infringing a continuation patent related to one of the two patents that is the subject of the lawsuit filed in February 1999 described above. In this second action, Mark IV asserts similar claims and seeks similar relief.

         On April 27, 1999, a U.S. patent on the technology used in the TwinVision sign systems product was issued to Lite Vision. Further, on February 15, 2000, the U.S. Patent Office issued a second patent to Lite Vision under a continuation of the first Lite Vision Patent.

         On February 15, 2000, the TwinVision of North America, Inc. subsidiary of the Company filed a legal action, TWINVISION V. LUMINATOR, in the United States District Court for the Eastern District of Texas, against the Luminator Holding LP subsidary of Mark IV Industries, Inc., the ultimate parent of Mark IV Industries, Ltd. This action alleges infringement of the Lite Vision patents including the recently issued continuation patent, under which TwinVision holds an exclusive license, seeks damages, and injunctive relief.

         The Company believes Mark IV's claims and allegations, in both actions brought against the Company are without merit. The Company believes that Lite Vision's U.S. and foreign patents, and patents pending, will support the Company's position in all matters described above. The Company intends to defend itself vigorously, and assert its rights, by all available legal means. However, there can be no assurance that the Company will be successful in its defense of this matter or that any liabilities or costs incurred in connection therewith will not have a material impact on the Company's financial condition. The Company has entered into a joint defense agreement pursuant to which a third party will bear a portion of the defense costs. The Company also has certain contractual rights to indemnification relating to the technology that is the subject of this dispute.

         The Company is not a party to any other litigation and is not aware of any other threatened or pending legal action, which would have a material adverse effect on the Company's business, operations or financial condition.

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

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICAIL OWNERS AND
         MANAGEMENT

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

                                     PART IV

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

              The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated herein by this reference:


EXHIBIT NO.                DOCUMENT
----------                 --------

+++      2.1      Stock Acquisition Agreement, dated March 20, 1996, between the Company and Transit-Media GmbH.

+++      2.2      Notary Public Closing Document, dated April 30, 1996, between the Company and Transit-Media GmbH.

+++++    2.3      Agreement and Plan of Reorganization among Robinson Turney International, Inc., the Company, Digital Recorders,
                  Inc., a wholly owned subsidiary of the Company, and the shareholders of Robinson Turney International, Inc.

+++++    2.4      Registration Rights Agreement among the Company, David L. Turney and Claude G. Robinson.

*        3.1.1    Articles of Incorporation of the Company as filed on March 2, 1983, with the Secretary of State of the State of
                  North Carolina.

*        3.1.2    Articles of Amendment to Articles of Incorporation of the Company as filed on September 13, 1983, with the
                  Secretary of State of the State of North Carolina.

*        3.1.3    Articles of Amendment to Articles of Incorporation of the Company as filed on June 26, 1986, with the
                  Secretary of State of the State of North Carolina.

EXHIBIT  NO.               DOCUMENT
------------               --------
*        3.1.4    Articles of Amendment to Articles of Incorporation of the Company as filed on November 19, 1986, with the
                  Secretary of State of the State of North Carolina.

*        3.1.5    Articles of Amendment to Articles of Incorporation of the Company as filed on March 3, 1988, with the
                  Secretary of State of the State of North Carolina.

*        3.1.6    Amended and Restated Articles of Incorporation of the Company as filed on December 28, 1990, with the
                  Secretary of State of the State of North Carolina.

*        3.1.7    Articles of Amendment to Articles of Incorporation of the Company as filed on January 14, 1993, with the
                  Secretary of State of the State of North Carolina.

*        3.1.8    Articles of Amendment to Articles of Incorporation of the Company as filed on February 4, 1993, with the
                  Secretary of State of the State of North Carolina.

*        3.1.9    Articles of Amendment to Articles of Incorporation of the Company as filed on October 20, 1993, with the
                  Secretary of State of the State of North Carolina.

*        3.1.10   Form of Amended and Restated Articles of Incorporation to be filed with the Secretary of State of the State of North Carolina.

*        3.1.11   Form of Amendment to Articles of Incorporation to be filed with the Secretary of State of the State of North
                  Carolina

xxx      3.1.12   Amendment to Articles of Incorporation together with Exhibit A - Certificate of Designation of Series D Junior
                  Participating Preferred Stock.

*        3.2.1    Form of Amended and Restated By-Laws of the Company.

*        4.1      Form of specimen certificate for Common Stock of the Company.

*        4.2      Form of specimen certificate for Warrants of the Company.

*        4.3      Form of Underwriter's Warrants to be issued by the Company to the Underwriter.

*        4.4      Warrant Agreement between the Company and Continental Stock
                  Transfer & Trust Company.

xxx      4.5      Rights Agreement, dated as of December 14, 1999, between Digital Recorders, Inc. and Continental Stock
                  Transfer & Trust Company, as Rights Agent, together with the following exhibits thereto: Exhibit A - Form of Certificate of Designation of Series D Junior Participating Preferred Stock of Digital Recorders, Inc.;
                  Form B - Form of Right Certificate; and Exhibit C - Summary of Rights to Purchase Shares.

*        10.2     Incentive Stock Option Plan, adopted April 27, 1993, authorizing 200,000 shares of Common Stock for issuance pursuant to the Plan.

**       10.9.1   Commercial Lease Agreement, dated February 28, 1995, by and between James E. Paul, Jr. and the Company.

++++     10.9.3   Commercial Lease Agreement, dated April 24, 1997, by and between Realmark Property Investors Ltd. Partnership
                  V and the Company.

+        10.20    Asset Purchase and Sale Agreement, dated February 28, 1995, by and between Digital Audio Corporation and the
                  Company.

++++++   10.27    Share Purchase Agreement between Lite Vision Corporation and the Company.

++++++   10.28    Option Agreement between Lite Vision Corporation and the Company.

xxxx     10.29    Credit Agreement between Digital Recorders, Inc. and Fremont Financial Corporation dated August 23, 1999

         11       Not Applicable

         13       Not Applicable

         16       Not Applicable

         18       Not Applicable

***      21       Listing of Subsidiaries of the Company



         22       Not Applicable


EXHIBIT  NO.               DOCUMENT
-----------                --------
         27       Financial Data Schedule

         28       Not Applicable

         99       Not Applicable

----------------------------------------------------

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

++ Incorporated by reference from the Company's third quarter Form 10-QSB dated August 14, 1996.

+++      Incorporated by reference from the Company's Form 8-K dated May 15,
         1996.

++++ Incorporated by reference from the Company's second quarter Form 10-QSB dated August 14, 1997.

+++++    Incorporated by reference from the Company's Form 8-K dated August 15,
         1998.

+++++    Incorporated by reference from the Company's Form 8-K dated August 15,
         1998.

xxx      Incorporated by reference from the Company's Form 8-K dated December
         14, 1999.

xxxx     Incorporated by reference from the Company's Form 8-K dated August 23,
         1999.
---------------------------------------------------

         (b)  REPORTS ON FORM 8-K

         (1) The Company filed a report on Form 8-K, dated December 14, 1999 regarding the adoption of a shareholders' rights agreement designed to prevent any potential acquiror from gaining control of the Company without fairly compensating the stockholders and to protect the Company from unfair or coercive takeover attempts.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         DIGITAL RECORDERS, INC.

Date:  March 17, 2000                    By:   /s/ DAVID L. TURNEY
                                             ----------------------------------
                                              David L. Turney, Chairman of the
                                              Board and Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          SIGNATURE                                TITLE                              DATE
------------------------------       ---------------------------------             -------
  /s/ DAVID L. TURNEY                    Chairman of the Board, Chief             March 17, 2000
-----------------------                  Executive Officer (Principal
      David L. Turney                    Executive Officer)

  /s/ LAWRENCE A. TAYLOR                 Chief Financial Officer and              March 17, 2000
-------------------------                Secretary (Principal Financial
      Lawrence A. Taylor                 and Accounting Officer)

  /s/ JOHN D. HIGGINS, SR.               Director                                 March 17, 2000
----------------------------
      John D. Higgins, Sr.


  /s/ J. PHILLIPS L. JOHNSTON            Director                                 March 17, 2000
-------------------------------
      J. Phillips L. Johnston


  /s/ C. JAMES MEESE, JR.                Director                                 March 17, 2000
---------------------------
      C. James Meese, Jr.


  /s/ JOHN K. PIROTTE                    Director                                 March 17, 2000
-----------------------
      John K. Pirotte

  /s/ JOHN M. REEVES, II                 Director                                 March 17, 2000
---------------------------
      John M. Reeves, II


  /s/ JOSEPH TANG                        Director                                 March 17, 2000
-------------------
      Joseph Tang

  /s/ JULIANN TENNEY                     Director                                 March 17, 2000
---------------------
      Juliann Tenney