Form 10QSB
period 2000-03-31
DIGITAL RECORDERS INC
filed 2000-05-11
CIK 853695

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

            For the transition period from _________ to _____________

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

                               Yes   X   No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity Common stock: 3,274,075 shares outstanding
                                as of May 9, 2000

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


                             DIGITAL RECORDERS, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                                             March 31, 2000      December 31, 1999
                                    ASSETS                                                     (Unaudited)            (Audited)
                                    ------                                                   --------------      -----------------
Current Assets:
   Cash and cash equivalents                                                                 $     445,023       $        242,820
   Trade accounts receivable, less allowance for doubtful accounts of $77,250
     at March 31, 2000 and December 31, 1999                                                     5,470,164              5,571,452
   Other receivables                                                                                38,933                212,182
   Inventories                                                                                   5,652,020              4,322,391
   Prepaids and other current assets                                                               573,030                623,139
                                                                                             --------------      -----------------
      Total current assets                                                                      12,179,170             10,971,984
                                                                                             --------------      -----------------

Property and equipment, less accumulated deprecication of
   $574,240 and $525,875 at March 31, 2000 and December 31, 1999, respectively                     562,433                555,567
Goodwill, less accumulated amortization of $735,598 and $700,205
   at March 31, 2000 and December 31, 1999, respectively                                         1,172,837              1,208,230
Intangible assets, less accumulated amortization of $313,407 and $290,771
   at March 31, 2000 and December 31, 1999,  respectively                                          108,122                 86,974
Deferred taxes                                                                                     122,235                122,235
Other assets                                                                                       248,052                239,583
                                                                                             --------------      -----------------
      TOTAL ASSETS                                                                           $  14,392,849       $     13,184,573
                                                                                             ==============      =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Line of credit                                                                            $   3,533,622        $     3,292,619
   Accounts payable                                                                              4,662,490              3,047,336
   Accrued expenses                                                                                610,552                650,733
   Preferred stock dividends payable                                                                88,500                 44,250
                                                                                             --------------      -----------------
      Total current liabilities                                                                  8,895,164              7,034,938
                                                                                             --------------      -----------------
      TOTAL LIABILITIES                                                                          8,895,164              7,034,938
                                                                                             --------------      -----------------

Series AAA Redeemable, Convertible, Nonvoting Preferred Stock, $.10 par value
   Liquidation Preference of $5,000 per share, 20,000 shares authorized;
   354 shares issued and outstanding at March 31, 2000 and December 31, 1999                     1,770,000              1,770,000
                                                                                             --------------      -----------------

Stockholders' Equity:
   Common stock, $.10 par value, 10,000,000 shares authorized; 3,274,075
   shares issued and outstanding at March 31, 2000 and at December 31, 1999                        327,407                327,407
   Additional paid-in capital                                                                   11,290,840             11,335,090
   Accumulated other comprehensive loss - foreign currency translation                            (248,494)              (237,278)
   Accumulated deficit                                                                          (7,642,068)            (7,045,584)
                                                                                             --------------      -----------------
      Total stockholders' equity                                                                 3,727,685              4,379,635
                                                                                             --------------      -----------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $  14,392,849       $     13,184,573
                                                                                             ==============      =================




         See accompanying notes to consolidated financial statements.

                             DIGITAL RECORDERS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                                                                   THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                               2000                 1999
                                                                         ------------------    ----------------
Net sales                                                                $       5,006,357     $     4,039,371
Cost of sales                                                                    3,078,945           2,350,746
                                                                         ------------------    ----------------
    Gross profit                                                                 1,927,412           1,688,625
                                                                         ------------------    ----------------

Operating expenses:
    Selling, general and administrative                                          1,843,540           1,399,349
    Engineering, research and development                                          598,220             396,316
                                                                         ------------------    ----------------
        Total operating expenses                                                 2,441,760           1,795,665
                                                                         ------------------    ----------------

    Operating loss                                                                (514,348)           (107,040)

Other income (expense)                                                                (157)              4,315
Interest expense                                                                   (81,980)            (24,487)
                                                                         ------------------    ----------------
        Total other expense and interest                                           (82,137)            (20,172)
                                                                         ------------------    ----------------

    Loss before income taxes                                                      (596,485)           (127,212)

Income tax expense                                                                       -                 913
                                                                         ------------------    ----------------

    Net loss before change in accounting principle                                (596,485)           (128,125)

    Less:  Cumulative effect of change in accounting principle                           -             131,686
                                                                         ------------------    ----------------

    Net loss                                                                      (596,485)           (259,811)

Preferred stock dividend requirements                                              (44,250)            (41,800)
                                                                         ------------------    ----------------

    Net loss applicable to common shareholders                           $        (640,735)    $      (301,611)
                                                                         ==================    ================

Earnings per share:
    Net loss before change in accounting principle                       $           (0.18)    $         (0.04)
    Net loss from change in accounting principle                                         -               (0.04)
    Preferred stock dividend requirements                                            (0.01)              (0.01)
                                                                         ------------------    ----------------
    Total basic and diluted net loss per share                           $           (0.19)    $         (0.09)
                                                                         ==================    ================

    Weighted average number of common shares and common
    equivalent shares outstanding                                                3,274,075           3,274,075
                                                                         ==================    ================




    See accompanying notes to consolidated financial statements.

                             DIGITAL RECORDERS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                                                                                THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                               2000             1999
                                                                                          --------------   -------------
Cash flows from operating activities:
    Net loss                                                                              $    (596,485)   $   (259,811)
    Adjustments to reconcile net loss to net cash provided by
    (used) in operating activities:
       Depreciation of property and equipment                                                    48,365          34,194
       Amortization of goodwill and intangible assets                                            58,029          67,357
       Net book value of intangible assets written off                                                -         131,686
Changes in operating assets and liabilities:
    Decrease in trade accounts receivable                                                       101,288          16,582
    Decrease (increase) in other receivables                                                    173,249         (21,130)
    (Increase) in inventories                                                                (1,329,629)       (614,259)
    Decrease (increase) in prepaids and other current assets                                     50,109        (267,770)
    Decrease (increase) in intangibles                                                          (43,784)         10,815
    (Increase) in other assets                                                                   (8,469)              -
    Increase (decrease) in accounts payable                                                   1,615,153        (125,251)
    Increase (decrease) in accrued expenses                                                     (40,180)        126,867
    (Decrease) in income tax payable                                                                  -         (49,977)
                                                                                          --------------   -------------
       Net cash provided by (used) in operating activities                                       27,646        (950,697)
                                                                                          --------------   -------------

Cash flows from investing activities:
    Purchases of property and equipment                                                         (55,231)        (71,358)
                                                                                          --------------   -------------

Cash flows from financing activities:
    Proceeds from short-term bank borrowings                                                  4,439,235       1,075,000
    Principal payments on short-term bank borrowings                                         (4,198,231)       (450,000)
    Payment of dividends on preferred stock                                                           -         (41,800)
                                                                                          --------------   -------------
       Net cash provided by financing activities                                                241,004         583,200
                                                                                          --------------   -------------

Effect of exchange rate changes                                                                 (11,216)       (151,809)
                                                                                          --------------   -------------

Net increase (decrease) in cash and cash equivalents                                            202,203        (590,664)

Cash and cash equivalents at beginning of period                                                242,820         703,639
                                                                                          --------------   -------------

Cash and cash equivalents at end of period                                                $     445,023    $    112,975
                                                                                          ==============   =============

Supplemental Disclosure of Cash Flow Information:
    Cash paid during the period for interest                                              $      79,129    $     24,487
                                                                                          ==============   =============
    Cash paid during the period for income taxes                                          $           -    $    118,915
                                                                                          ==============   =============



See accompanying notes to consolidated financial statements.

                             DIGITAL RECORDERS, INC.

          Consolidated Statements of Cash Flows, Continued (Unaudited)

            For the three month periods ended March 31, 2000 and 1999



Supplemental disclosures of non cash financing activities:


The Company declared $44,250 and $41,800 in dividends on Series AAA Preferred Stock in the three month periods ended March 31, 2000 and 1999, respectively. The accrued dividend payments due in the three period ended March 31, 2000 were paid April 7, 2000. The Company paid $41,800 in cash dividends in the three month period ended March 31, 1999.

                             DIGITAL RECORDERS, INC.

             Notes to Consolidated Financial Statements (Unaudited)

                             March 31, 2000 and 1999

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

         The accompanying condensed financial statements and related notes should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full calendar year.

(2)   PER SHARE AMOUNTS

         The basic net income (loss) per common share has been computed based upon the weighted average of shares of common stock outstanding. Diluted net income (loss) per common share assuming dilution has been computed based upon the weighted average shares of common stock outstanding and shares that would have been outstanding assuming the issuance of common stock for all dilutive potential common stock outstanding. The Company's outstanding stock options and warrants represent the only dilutive potential common stock outstanding. The amounts of loss used in the calculations of diluted and basic income loss per common share were the same for all the periods presented. Diluted net loss per common share is equal to the basic net loss per common share for the three month periods ended March 31, 2000 and 1999, respectively, as all common equivalent shares from stock options and stock warrants would have an antidilutive effect. Cash dividends declared on the preferred stock during the period were added to the net loss to determine the net loss per share. Cash dividends declared were $44,250 and $41,800 for each of the three month periods ended March 31, 2000 and 1999, respectively.

(3)   TRANSLATION OF FOREIGN CURRENCY

         Foreign currency assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as the cumulative translation adjustment in stockholders' equity. Realized gains and losses on foreign currency transactions, if any, are included in operations for the period.

                             DIGITAL RECORDERS, INC.

       Notes to Consolidated Financial Statements - Continued (Unaudited)

                             March 31, 2000 and 1999

(4)   DEBT

         On February 25, 1999, the Company extended its $3,000,000 secured line of credit facility and $500,000 secured letter of credit facility with Wachovia Bank, N.A. through March 25, 1999 which was subsequently extended to August 31, 1999 as the Company completed a new and expanded financing agreement with Fremont Financial Corporation, a subsidiary of Finova Group Inc.. The outstanding indebtedness was retired on August
      23, 1999 as the Company entered into a new credit agreement with Fremont Financial Corporation as of that date.

         On August 23, 1999, Digital Recorders, Inc. ("DRI") and related subsidiaries signed a four year Revolving and Term Lines of Credit Agreement ("Credit Agreement") with Fremont Financial Corporation. The Credit Agreement provides up to $10 million for borrowing by DRI to be used for acquisitions, working capital and general corporate purposes. The amount available to borrow under the revolving portion of the Credit Agreement is determined based on a formula of eligible trade accounts receivable and inventory. The trade accounts receivable basis is eighty-five percent (85%) of eligible domestic U.S. trade accounts plus the lesser of fifty percent (50%) or $750,000 of eligible trade accounts of the German subsidiary. The inventory basis is a weighted average formula on the ratio of domestic U.S. inventory to the total confirmed sales orders with advances of thirty-five percent (35%) of primary components and eight percent (8%) of general inventory with a combined phase in limit of $750,000. The term portion of the Credit Agreement will be primarily used to fund machinery and equipment purchases and acquisitions. The interest rate on the revolving credit portion of the agreement is a variable rate of interest published by the Wall Street Journal as the "prime rate" and based on the base rate on corporate loans posted by at least 75% of the nation's 30 largest banks plus one and three-quarters percent. Credit extended for acquisitions will bear an interest rate of the previously defined prime rate plus two percent. The outstanding debt under the revolving credit portion of the agreement at March 31, 2000 was $3,533,621 with additional borrowing availability of $1,524,436.

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

 (5)  SEGMENT INFORMATION

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

                             March 31, 2000 and 1999

(5)   Segment Information, continued

         Sales, operating income (loss), identifiable assets and depreciation and amortization information for the Company's two operating segments are as follows:





                                                                   Three Months Ended March 31,
                                                                    2000                  1999
                                                                ------------          ------------
             Net sales
               Transportation products                          $ 4,837,807           $ 3,336,778
               Law enforcement and surveillance                     168,550               702,593
                                                                ------------          ------------
                                                                $ 5,006,357           $ 4,039,371
                                                                ============          ============

             Income (loss) from operations
               Transportation products                              360,487                53,708
               Law enforcement and surveillance                    (140,157)              322,258
               Corporate office and administration                 (734,678)             (483,006)
                                                                ------------          ------------
                                                                $  (514,348)          $  (107,040)
                                                                ============          ============

             Identifiable assets
               Transportation products                          $11,592,466           $ 7,808,003
               Law enforcement and surveillance                   1,803,013             2,414,763
               Corporate office and administration                  997,369               191,903
                                                                ------------          ------------
                                                                $14,392,849           $10,414,669
                                                                ============          ============

             Depreciation and amortization
               Transportation products                          $    37,159           $    30,049
               Law enforcement and surveillance                      44,727                46,321
               Corporate office and administration                   24,509                25,181
                                                                ------------          ------------
                                                                $   106,394           $   101,551
                                                                ============          ============


(6)   PRONOUNCEMENT ISSUED

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

(7)   SUBSEQUENT EVENTS

         On April 25, 2000, the Board of Directors authorized the extension of the term of its Redeemable Warrants to Purchase Common Stock (the "Warrants") sold in the Registrant's public offering in November 1994. As extended, the Warrants may be exercised at any time prior to 5:00 P.M. Eastern Time on December 29, 2000. All Warrants not exercised on or prior to such date shall expire, subject to the right of the Company to extend such date. All other terms of the Warrants remain unchanged.

         On May 1, 2000, the Company's Board of Directors declared a dividend on Series AAA Preferred Stock for stockholders of record as of March 31, 2000. The dividends totaled $44,250.

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

         The Digital Recorders business unit focuses on supplying the transit and transportation vehicle equipment market with Automatic Voice Announcement Systems and services. The DR500C+ Talking Bus-Registered Tradmark- system marketed by the Company includes four core components: a vehicle logic unit (the DR500C+), an Operator Control Unit, an internal light-emitting diode sign and a Global Positioning Satellite navigation system. The Talking Bus system automatically provides voice announcements including next stop, transfer points, route and destination identification and public service messages. This system enhances service for all passengers, complies with Americans with Disabilities Act legislation, and further assists the vehicle operator with vehicle management and monitoring capabilities. The demonstrated and ongoing integration of the DR500C+ product with other "Intelligent Transportation Systems" technologies is a key element for potential market growth. Customers include operating agencies which use transit and transportation vehicles, commercial transportation vehicle operators, and manufacturers of those vehicles.

         Transit-Media GmbH became a wholly owned subsidiary of Digital Recorders, Inc. after being acquired by the Company in May 1996. Shortly thereafter, the Company formed TwinVision of North America, Inc. as another wholly owned subsidiary of the Company and transferred the new technology of the then recently acquired Transit-Media GmbH to TwinVision of North America, Inc. Both of these subsidiaries design, manufacture or contract for manufacture of, sell and service a new generation of electronic destination sign systems primarily used on transit bus vehicles worldwide. These products are primarily sold under the name "TwinVision-Registered Tradmark-". Transit-Media GmbH serves the European and Far Eastern markets while TwinVision of North America, Inc. serves the North American Free Trade Agreement market. Customers include operating agencies, which use transit and transportation vehicles, commercial transportation vehicle operators, and manufacturers of those vehicles.

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

RESULTS OF OPERATIONS

         The following table sets forth the percentage of revenues represented by certain items included in the Company's Statements of Operations:



                                                                                          THREE MONTHS ENDED MARCH 31
                                                                                      ---------------------------------------
                                                                                            2000                1999
                                                                                      --------------      -------------
Net sales ..........................................................................       100.0 %           100.0  %
Cost of sales ......................................................................        61.5              58.2
                                                                                      --------------      -------------
      Gross profit .................................................................        38.5              41.8
                                                                                      --------------      -------------

Operating expenses:

      Selling, general and administrative ..........................................        36.9              34.7
      Engineering, research and development ........................................        11.9               9.8
                                                                                      --------------      -------------
            Total operating expenses ...............................................        48.8              44.5
                                                                                      --------------      -------------
      Operating Loss ...............................................................       (10.3)             (2.7)
Other expense and interest .........................................................        (1.6)             (0.5)
                                                                                      --------------      -------------
      Loss before income taxes .....................................................       (11.9)             (3.2)
Income tax expense (benefit) .......................................................
                                                                                      --------------      -------------
      Loss  before accounting change in accounting principal .......................       (11.9)             (3.2)
Less:  Change in accounting in accounting principal ................................           -              (3.2)
                                                                                      --------------      -------------
Net Loss ...........................................................................       (11.9) %           (6.4) %
                                                                                      ==============      =============



COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 AND 1999

        Net sales for the three months ended March 31, 2000 were $5,006,357 an increase of $966,986 or 23.9%, as compared to $4,039,371 for the comparable three months in 1999. Increased sales resulting from an increase in market share in the TPS was the most significant factor contributing to the increase.

        During the three months ended March 31, 2000, TPS sales increased $1,501,029 or 45.0% from the corresponding three months in the prior year. TPS sales increased from $3,336,778 in 1999 to $4,837,807 in 2000. The increase reflects TPS having improved market share. TPS business is subject to delivery schedules of customers causing period to period fluctuations in revenues.

        During the three months ended March 31, 2000, DAC sales decreased $534,043, or 76.0%, from the corresponding three months in the prior year. DAC sales decreased from $702,593 in 1999 to $168,550 in 2000. A significant government order completed at the end March 1999 accounted for the extraordinary high sales revenues in the quarter ended March 31, 1999.

        Gross profit for the three months ended March 31, 2000 was $1,927,412, an increase of $238,787 or 14.1%, over gross profit of $1,688,625 for the three months ended March 31, 1999. As a percentage of sales, gross profit during the three months ended March 31, 2000 was 38.5% of net sales, as compared to 41.8% during the corresponding three months in 1999. The decrease in gross profit percentage was caused primarily by a lower percentage of sales in DAC that historically has higher gross margins than the TPS business units.

        Selling, general and administrative expenses during the three months ended March 31, 2000 were $1,843,540, an increase of $444,191 or 31.7% as compared to expenses of $1,399,349 during the three months ended March 31, 1999. This increase was attributed primarily to higher payroll and related fringe benefits plus increases in outside and professional services expense.

        Engineering, research and development expenses for the three months ended March 31, 2000 were $598,220, an increase of $201,904, or 50.9%, as compared to expenses of $396,316 during the three months ended March 31, 1999. This increase related primarily to additional engineering personnel and outside engineering expense for software and hardware development, sustaining product engineering and new product development.

         Operating losses increased by $407,308 from $107,040 for the three months ended March 31, 1999 to $514,348 for the three months ended March 31, 2000 primarily due to the factors set forth above.

         Total other income (expense) and interest expense for the three months ended March 31, 2000 was a net expense of $82,137, an increase of $61,966 as compared to a net expense for the three months ended March 31, 1999 of $20,172. This increase is primarily the result of higher interest expense in the three months ended March 31, 2000.

        For the three-month periods ended March 31, 2000 and 1999, the Company did not record any significant income tax expense. As a result of the accumulated losses incurred in past years, the Company had a net operating loss carry forward for federal income tax purposes of $2,280,925 as of December 31, 1999. This carry forward will be available to offset federal taxable income, if any, through 2006 to 2012. Also, as of December 31, 1999, one of the Company's subsidiaries had a net economic loss carry forward for state income tax purposes of $1,435,193, which will be available to offset future state taxable income, if any, through 2002 and 2003. Following utilization of the existing federal and state loss carry forwards, the Company's future operations, if profitable, will be subject to income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

         On February 25, 1999, the Company extended its $3,000,000 secured line of credit facility and $500,000 secured letter of credit facility with Wachovia Bank, N.A. through March 25, 1999 which was subsequently extended to August 31, 1999 as the Company completed a new and expanded financing agreement with Fremont Financial Corporation, a subsidiary of Finova Group Inc. The outstanding indebtedness was retired on August 23, 1999 as the Company entered into a new credit agreement with Fremont Financial Corporation as of that date.

         On August 23, 1999, Digital Recorders, Inc. ("DRI") and related subsidiaries signed a four year Revolving and Term Lines of Credit Agreement ("Credit Agreement") with Fremont Financial Corporation. The Credit Agreement provides up to $10 million for borrowing by DRI to be used for acquisitions, working capital and general corporate purposes. The amount available to borrow under the revolving portion of the Credit Agreement is determined based on a formula of eligible trade accounts receivable and inventory. The trade accounts receivable basis is eighty-five percent (85%) of eligible domestic U.S. trade accounts plus the lesser of fifty percent (50%) or $750,000 of eligible trade accounts of the German subsidiary. The inventory basis is a weighted average formula on the ratio of domestic U.S. inventory to the total confirmed sales orders with advances of thirty-five percent (35%) of primary components and eight percent (8%) of general inventory with a combined phase in limit of $750,000. The term portion of the Credit Agreement will be primarily used to fund machinery and equipment purchases and acquisitions. The interest rate on the revolving credit portion of the agreement is a variable rate of interest published by the Wall Street Journal as the "prime rate" and based on the base rate on corporate loans posted by at least 75% of the nation's 30 largest banks plus one and three-quarters percent. Credit extended for acquisitions will bear an interest rate of the previously defined prime rate plus two percent. The outstanding debt under the revolving credit portion of the agreement at March 31, 2000 was $3,533,621 with additional borrowing availability of $1,524,436.

         As of March 31, 2000 the Company's principal sources of liquidity included cash and cash equivalents of $445,023, trade accounts receivable of $5,470,164, inventory of $5,652,020, short-term bank borrowings of $3,533,622 and trade accounts payable of $4,662,490 providing the Company with net working capital of $3,284,006.

         The Company's operating activities provided cash of $27,646 and used cash of $950,697 during the three months ended March 31, 2000 and 1999, respectively. For the three months ended March 31, 2000, the net operating loss and increase in inventories was primarily offset by the increase in trade accounts payable. For the three months ended March 31, 1999, the net operating loss, the increase in inventories, increase in prepaids and other current assets account for the majority of the cash used. Working capital requirements will increase with growth in the Company's sales, primarily due to the span between the time the Company must pay its suppliers and the time the Company receives payment from its customers, particularly its governmental customers and bus manufacturers in Europe.

         The Company's investing activities used cash of $55,231 and $71,358 in the three months ended March 31,2000 and 1999, respectively. During both periods, the use of cash was primarily for computer systems related expenditures and office furniture and fixtures for additional personnel.

         The Company's financing activities provided net cash of $241,004 and $583,200 during the three month periods ended March 31, 2000 and 1999, respectively and related to the net increase in short term bank borrowings.

         The Company's cash requirements, other than for normal operating expenses, will relate to the development of new products and enhancement of existing products, financing anticipated growth, and the possible acquisition of products or technologies complementary to the Company's business. The Company believes a combination of its net working capital and the borrowing capacity available under its credit facility provide the liquidity and capital resources necessary to satisfy the Company's currently anticipated cash requirements for 2000.

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

                            PART II OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         On February 24, 1999, Mark IV Industries, Ltd. ("Mark IV") filed a lawsuit, MARK IV INDUSTRIES, LTD. V. DIGITAL RECORDERS, INC., in the United States District Court for the Northern District of Texas, alleging the Company is infringing two U.S. patents held by Mark IV and seeking unspecified monetary damages, treble damages, and injunctive relief. The allegations relate to the display elements used in the TwinVision destination sign systems manufactured and marketed by the TwinVision of North America, Inc. subsidiary of the Company under an exclusive license for the display patented technology from Lite Vision Corporation ("Lite Vision") of Taiwan. Lite Vision also supplies certain display components and assemblies used in the systems. On April 7, 1999, the Company filed an answer to the complaint, in which it denied all the plaintiff's allegations and asserted counterclaims against Mark IV, including alleged violations of the antitrust laws. The Company has subsequently filed amended answers and counterclaims, moved for summary judgment of non-infringement, and achieved U.S. Patent Office agreement to review the validity, or lack thereof, of one of the two Mark IV patents in question.

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

         On February 15, 2000, the TwinVision of North America, Inc. subsidiary of the Company filed a legal action, TWINVISION V. LUMINATOR, in the United States District Court for the Eastern District of Texas, against the Luminator Holding LP subsidiary of Mark IV Industries, Inc., the ultimate parent of Mark IV Industries, Ltd. This action alleges infringement of the Lite Vision patents including the recently issued continuation patent, under which TwinVision holds an exclusive license, seeks damages, and injunctive relief.

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

        None.

ITEM 5.  OTHER INFORMATION

        None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits

                  27       Financial Data Schedule

         (b)  Reports on Form 8-K

         (1) The Company filed a report on Form 8-K, dated May 10, 2000, regarding the extension of the terms of its Redeemable Warrants to Purchase Common Stock (the "Warrants"). As extended, the Warrants may be exercised at anytime prior to 5:00 P.M. Eastern Time on December 29, 2000. All other terms of the Warrants remain unchanged.

                                   SIGNATURES


        In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                DIGITAL RECORDERS, INC.


Dated: May 11, 2000             By:  /s/ DAVID L. TURNEY
                                    --------------------
                                    David L. Turney, Chairman of the Board and
                                    Chief Executive Officer



Dated: May 11, 2000             By:  /s/ LAWRENCE A. TAYLOR
                                    -----------------------
                                    Lawrence A. Taylor, Chief Financial Officer