Form 10QSB
period 2000-06-30
DIGITAL RECORDERS INC
filed 2000-08-10
CIK 853695

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.

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

                          4018 PATRIOT DRIVE, SUITE 100
                          DURHAM , NORTH CAROLINA 27703
                    (Address of principal executive offices)

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

                                   Yes X   No


                      APPLICABLE ONLY TO CORPORATE ISSUERS
    State the number of shares outstanding of each of the issuer's classes of common equity Common stock: 3,274,075 shares outstanding
                              as of August 10, 2000

Transitional Small Business Disclosure Format (check one);       Yes    No  X

                          PART 1 FINANCIAL INFORMATION





ITEM 1.   FINANCIAL STATEMENTS


                   Index to Consolidated Financial Statements



ITEM                                                                        PAGE
                                                                            ----

Financial Statements:


        Consolidated Balance Sheets.........................................3
        Consolidated Statements of Operations...............................4
        Consolidated Statements of Cash Flows ..............................5-6
        Notes to Consolidated Financial Statements..........................7-9

                             DIGITAL RECORDERS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                    June 30, 2000     December 31, 1999
                                                                                     (Unaudited)           (Note)
                                                                                    --------------     ---------------

                                      ASSETS
Current Assets:
    Cash and cash equivalents                                                         $    229,311       $    242,820
    Trade accounts receivable, less allowance for doubtful accounts of $77,250
        at June 30, 2000 and December 31, 1999                                           6,949,799          5,571,452
    Other receivables                                                                       42,532            212,182
    Inventories                                                                          5,869,127          4,322,391
    Prepaids and other current assets                                                      600,372            623,139
                                                                                      ------------       ------------
        Total current assets                                                            13,691,141         10,971,984
                                                                                      ------------       ------------

Property and equipment, less accumulated depreciation of
    $634,655 and $525,875 at June 30, 2000 and December 31, 1999, respectively             589,289            555,567
Goodwill, less accumulated amortization of $770,991 and $700,205
    at June 30, 2000 and December 31, 1999, respectively                                 1,137,444          1,208,230
Intangible assets, less accumulated amortization of $334,217 and $290,771
    at June 30, 2000 and December 31, 1999,  respectively                                   91,492             86,974
Deferred taxes                                                                             122,235            122,235
Other assets                                                                               244,112            239,583
                                                                                      ------------       ------------
        TOTAL ASSETS                                                                  $ 15,875,713       $ 13,184,573
                                                                                      ============       ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Line of credit                                                                    $  4,662,144       $  3,292,619
    Accounts payable                                                                     4,784,556          3,047,336
    Accrued expenses                                                                       836,346            650,733
    Preferred stock dividends payable                                                       88,500             44,250
                                                                                      ------------       ------------
        Total current liabilities                                                       10,371,546          7,034,938
                                                                                      ------------       ------------

Series AAA Redeemable, Convertible, Nonvoting Preferred Stock, $.10 par value
    Liquidation Preference of $5,000 per share (mandatory redemption on
    December 31, 2003); 20,000 shares authorized; 354 shares issued
    and outstanding at June 30, 2000 and December 31, 1999                               1,770,000          1,770,000
                                                                                      ------------       ------------

Stockholders' Equity:
    Common stock, $.10 par value, 10,000,000 shares authorized; 3,274,075 shares issued and outstanding at June 30, 2000 and at
      December 31, 1999                                                                    327,407            327,407
    Additional paid-in capital                                                          11,246,590         11,335,090
    Accumulated other comprehensive loss - foreign currency translation                   (279,494)          (237,278)
    Accumulated deficit                                                                 (7,560,334)        (7,045,584)
                                                                                      ------------       ------------
        Total stockholders' equity                                                       3,734,167          4,379,635
                                                                                      ------------       ------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 15,875,713       $ 13,184,573
                                                                                      ============       ============



Note: the balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

See accompanying notes to consolidated financial statements.

                             DIGITAL RECORDERS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999


                                                                    THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                         JUNE 30,                             JUNE  30,
                                                                  2000              1999               2000              1999
                                                              -----------       -----------       ------------       -----------
Net sales                                                     $ 7,976,432       $ 4,956,272       $ 12,982,789       $ 8,995,643
Cost of sales                                                   4,984,598         3,350,222          8,063,543         5,700,968
                                                              -----------       -----------       ------------       -----------
     Gross profit                                               2,991,834         1,606,050          4,919,246         3,294,675
                                                              -----------       -----------       ------------       -----------

Operating expenses:
     Selling, general and administrative                        2,210,104         1,560,157          4,053,643         2,959,506
     Engineering, research and development                        569,899           335,367          1,168,119           731,682
                                                              -----------       -----------       ------------       -----------
        Total operating expenses                                2,780,003         1,895,524          5,221,762         3,691,188
                                                              -----------       -----------       ------------       -----------

     Operating Income (loss)                                      211,831          (289,474)          (302,514)         (396,513)

Other expense                                                        (647)             --                 (804)             --
Interest expense                                                 (129,451)          (36,792)          (211,430)          (56,965)
                                                              -----------       -----------       ------------       -----------
       Total other expense and interest                          (130,098)          (36,792)          (212,234)          (56,965)
                                                              -----------       -----------       ------------       -----------

     Income (loss) before income taxes                             81,733          (326,266)          (514,750)         (453,478)

Income tax expense                                                   --               2,167               --               3,080
                                                              -----------       -----------       ------------       -----------

     Income (loss) before change in accounting principle           81,733          (328,433)          (514,750)         (456,558)

     Less:  Cumulative effect of change in accounting
       principle                                                     --                --                 --             131,686
                                                              -----------       -----------       ------------       -----------

     Net Income (loss)                                             81,733          (328,433)          (514,750)         (588,244)

Preferred stock dividend requirements                             (44,250)          (41,800)           (88,500)          (83,600)
                                                              -----------       -----------       ------------       -----------

     Net Income (loss) applicable to common shareholders      $    37,483       $  (370,233)      $   (603,250)      $  (671,844)
                                                              ===========       ===========       ============       ===========

Earnings per share:
     Net income (loss) before change in accounting
       principle                                              $      0.02       $     (0.10)      $      (0.16)      $     (0.14)
     Loss from change in accounting principle                        --                --                 --               (0.04)
     Preferred stock dividend requirements                          (0.01)            (0.01)             (0.02)            (0.02)
                                                              -----------       ------------      ------------       -----------
     Total basic and diluted net loss per share               $      0.01       $     (0.11)      $      (0.18)      $     (0.20)
                                                              ===========       ============      ============       ===========

     Weighted average number of common shares and common
       equivalent shares outstanding                            3,274,075          3,274,075         3,274,075         3,274,075
                                                              ===========       ============      ============       ===========


     See accompanying notes to consolidated financial statements.

                             DIGITAL RECORDERS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                                                        THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                            JUNE 30,                            JUNE 30,
                                                                      2000           1999                2000               1999
                                                                  -----------       ---------        -----------       -----------
Cash flows from operating activities:
     Net income (loss)                                            $    81,733       $(328,433)       $  (514,750)      $  (588,244)
     Adjustments to reconcile net income (loss)
       to net cash provided by (used) in operating activities:
        Depreciation of property and equipment                         60,415          35,760            108,780            69,954
        Amortization of goodwill and intangible assets                 56,203          53,474            114,232           120,831
        Cumulative effect of change in accounting
          principle                                                      --              --                 --             131,686
Changes in operating assets and liabilities:
     (Increase) in trade accounts receivable                       (1,479,635)       (390,687)        (1,378,347)         (374,105)
     Decrease (increase) in other receivables                          (3,599)          4,622            169,650           (16,508)
     Decrease (increase) in inventories                              (217,107)        132,959         (1,546,736)         (481,299)
     Decrease (increase) in prepaids and other current assets         (27,342)       (171,660)            22,767          (439,431)
     Decrease (increase) in intangibles                                (4,180)            270            (47,966)           11,085
     Decrease (increase) in other assets                                3,940            --               (4,529)             --
     Increase in accounts payable                                     122,067         785,209          1,737,220           659,958
     Increase in accrued expenses                                     225,793          24,467            185,613           151,334
     (Decrease) in income tax payable                                    --              --                 --             (49,977)
                                                                  -----------       ---------        -----------       -----------
        Net cash provided by (used) in
          operating activities                                     (1,181,712)        145,981         (1,154,066)         (804,716)
                                                                  -----------       ---------        -----------       -----------
Cash flows used in investing activities:
     Purchases of property and equipment                              (87,271)        (98,314)          (142,502)         (169,672)
                                                                  -----------       ---------        -----------       -----------
Cash flows from financing activities:
     Proceeds from short-term bank borrowings                       6,908,067         705,000         11,347,301         1,780,000
     Principal payments on short-term bank borrowings              (5,779,546)       (550,000)        (9,977,776)       (1,000,000)
     Payment of dividends on preferred stock                          (44,250)        (41,800)           (44,250)          (83,600)
                                                                  -----------       ---------        -----------       -----------
        Net cash provided by financing activities                   1,084,271         113,200          1,325,275           696,400
                                                                  -----------       ---------        -----------       -----------
Effect of exchange rate changes                                       (31,000)        (57,005)           (42,216)         (208,813)
                                                                  -----------       ---------        -----------       -----------
Net increase (decrease) in cash and cash equivalents                 (215,712)        103,862            (13,509)         (486,801)

Cash and cash equivalents at beginning of period                      445,023         112,976            242,820           703,639
                                                                  -----------       ---------        -----------       -----------
Cash and cash equivalents at end of period                        $   229,311       $ 216,838        $   229,311       $   216,838
                                                                  ===========       =========        ===========       ===========
Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for interest                     $   112,834       $  34,576        $   191,964       $    53,526
                                                                  ============      =========        ===========       ===========
     Cash paid during the period for income taxes                 $      --         $ 118,915        $      --         $   118,915
                                                                  ============      =========        ===========       ===========



See accompanying notes to consolidated financial statements

                             DIGITAL RECORDERS, INC.

          Consolidated Statements of Cash Flows, Continued (Unaudited)

                For the three months ended June 30, 2000 and 1999



Supplemental disclosures of non cash financing activities:

                  The Company declared $44,250 and $41,800 in dividends on Series AAA Preferred Stock in the three month periods ended June 30, 2000 and 1999, respectively. The Company paid $44,250 and $41,800 in cash dividends in the three month periods ended June 30, 2000 and 1999, respectively.

                             DIGITAL RECORDERS, INC.

             Notes to Consolidated Financial Statements (Unaudited)

                             June 30, 2000 and 1999

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

                  The accompanying condensed financial statements and related notes should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 1999. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full calendar year.

(2)      Per Share Amounts

                  The basic net income (loss) per common share has been computed based upon the weighted average of shares of common stock outstanding. Diluted net income (loss) per common share assuming dilution has been computed based upon the weighted average shares of common stock outstanding and shares that would have been outstanding assuming the issuance of common stock for all dilutive potential common stock outstanding. The Company's outstanding stock options and warrants represent the only dilutive potential common stock outstanding. The amounts of loss used in the calculations of diluted and basic income loss per common share were the same for all the periods presented. Diluted net loss per common share is equal to the basic net loss per common share for the three and six month periods ended June 30, 2000 and 1999, respectively, as all common equivalent shares from stock options and stock warrants would have an antidilutive effect.

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

(4)      Debt

                  On February 25, 1999, the Company extended its $3,000,000 secured line of credit facility and $500,000 secured letter of credit facility with Wachovia Bank, N.A. through March 25, 1999 and subsequently extended to August 31, 1999 as the Company completed a new and expanded financing agreement with Fremont Financial Corporation, a subsidiary of Finova Group, Inc. Fremont Financial Corporation was acquired in December, 1999 by Finova Group, Inc.

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

                            DIGITAL RECORDERS, INC.

       Notes to Consolidated Financial Statements - Continued (Unaudited)

                             June 30, 2000 and 1999


(4)      Debt, continued

         The interest rate on the revolving credit portion of the agreement is at the published prime lending rate plus one and three-quarters percent. Credit extended for acquisitions will bear an interest rate of prime plus two percent. The outstanding debt under the revolving credit portion of the agreement at June 30, 2000 was $4,662,144 with additional borrowing availability of $337,856. The revolving credit facility cap was increased from $5.0 million to $5.75 million on August 3, 2000 thereby increasing the availability under the agreement.

                  The Credit Agreement includes customary covenants and conditions relating to the conduct and operation of DRI's businesses. Specifically, DRI will be subject to a 1:1 Earnings Before Interest Taxes Depreciation and Amortization to interest coverage ratio to be calculated on a cumulative basis for the initial four fiscal quarters after the signing date and thereafter calculated for the four fiscal quarters immediately preceding the date of determination. In addition, any acquisitions will require approval from Finova.

(5)      Segment Information

                  The Company has two principal business segments which are based upon differences in products and technology: (1) transportation products and (2) law enforcement and surveillance. The transportation products segment ("TPS") produces automated announcement and passenger information systems and electronic destination sign products for municipalities, transportation districts, departments of transportation and bus manufacturers. The law enforcement and surveillance segment produces digital signal processing products for law enforcement agencies and organizations.

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

                  Sales, operating income (loss), identifiable assets and depreciation and amortization information for the Company's two operating segments are as follows:



                                               Three Months Ended June 30,          Six Months Ended June 30,
                                                  2000            1999               2000               1999
                                             -----------      -------------       ------------       ------------

Net sales
    Transportation products                  $ 7,734,648       $  4,496,755       $ 12,572,456       $ 7,833,533
    Law enforcement and surveillance             241,784            459,517            410,333         1,162,110
                                             -----------       ------------       ------------       -----------
                                             $ 7,976,432       $  4,956,272       $ 12,982,789       $ 8,995,643
                                             ===========       ============       ============       ===========

Income (loss) from operations
    Transportation products                  $ 1,176,491       $    176,307       $  1,536,979       $   230,016
    Law enforcement and surveillance            (129,929)           143,048           (270,086)          465,306
    Corporate office and administration         (834,731)          (608,829)        (1,569,407)       (1,091,835)
                                             -----------       ------------       ------------       -----------
                                             $   211,831       $   (289,474)      $   (302,514)      $  (396,513)
                                             ===========       ============       ============       ===========

                             DIGITAL RECORDERS, INC.

       Notes to Consolidated Financial Statements - Continued (Unaudited)

                             June 30, 2000 and 1999
 (5)      Segment Information, continued

                                                  Three Months Ended June 30,              Six Months Ended June 30,
                                                    2000                1999                 2000               1999
                                                ------------        -----------          -----------        ----------
Depreciation and amortization
    Transportation products                     $     39,581        $    26,107          $    76,740        $   56,156
    Law enforcement and surveillance                  45,944             45,587               90,670            91,908
    Corporate office and administration               31,093             17,540               55,602            42,721
                                                ------------        -----------          -----------        ----------
                                                $    116,618        $    89,234          $   223,012        $  190,785
                                                ============        ===========          ===========        ==========

Capital expenditures
    Transportation products                     $     54,732        $    33,525          $    98,045        $   52,534
    Law enforcement and surveillance                   4,077                852               12,838            19,044
    Corporate office and administration               28,462             63,937               31,619            98,094
                                                ------------        -----------          -----------        ----------
                                                $     87,271        $    98,314          $   142,502        $  169,672
                                                ============        ===========          ===========        ==========


                                               JUNE 30, 2000       JUNE 30, 1999
                                               -------------       -------------
Identifiable assets
    Transportation products                     $ 13,017,797        $ 8,193,062
    Law enforcement and surveillance               1,780,656          2,083,635
    Corporate office and administration            1,077,260            679,647
                                                ------------        -----------
                                                $ 15,875,713        $10,956,344
                                                ============        ===========

Long-lived assets
    Transportation products                     $    420,366        $   273,797
    Law enforcement and surveillance               1,173,180          1,332,216
    Corporate office and administration              591,026            211,009
                                                ------------        -----------
                                                $  2,184,572        $ 1,817,022
                                                ============        ===========

(6)      Pronouncement Issued

                  In April, 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities, which requires start-up activities, including organization costs to be expensed as incurred. The impact of this pronouncement required the Company to charge against operations, as a cumulative effect of a change in accounting principle in the six month period ended June 30, 1999 , $131,686 of organization costs to conform with this statement.

(7)      Comprehensive Income

                  Comprehensive income (loss) is comprised of new income (loss) and foreign currency translations adjustments as follows:

             Three Months Ended June 30,         Six Months Ended June 30,
               2000               1999              2000            1999
             -------           ---------         ---------       ---------

             $50,733           ($385,438)        ($556,966)      ($797,057)

(8)      Subsequent Events

                  On July 24, 2000, the Company's Board of Directors declared a dividend of $44,250 on Series AAA Preferred Stock for stockholders of record as of June 30, 2000.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

         Digital Recorders, Inc. (the "Company") designs, manufactures or contracts for the manufacture of, sells, and services information technology products primarily through two major business segments. These segments are 1) the transportation products segment; and 2) the law enforcement and surveillance segment. The transportation products segment consists of the Digital Recorders business unit and two wholly owned subsidiaries, Transit-Media GmbH and TwinVision of North America, Inc. The Company's transportation products segment products are sold in the transit and transportation vehicle equipment market. These customers include municipalities, regional transportation districts, federal, state, and local departments of transportation, transit agencies, vehicle manufacturers, and public, private, or commercial operators of those vehicles. The law enforcement and surveillance segment of the Company, Digital Audio Corporation, primarily serves the law enforcement market consisting of foreign and United States federal, state, and local law enforcement agencies or organizations.

         The Digital Recorders business unit focuses on supplying the transit and transportation vehicle equipment market with Automatic Voice Announcement Systems and services. The DR500C+ Talking Bus(R) system marketed by the Company includes four core components: a vehicle logic unit (the DR500C+), an Operator Control Unit, an internal light-emitting diode sign and a Global Positioning Satellite navigation system. The Talking Bus system automatically provides voice announcements including next stop, transfer points, route and destination identification and public service messages. This system enhances service for all passengers, complies with Americans with Disabilities Act legislation, and further assists the vehicle operator with vehicle management and monitoring capabilities. The demonstrated and ongoing integration of the DR500C+ product with other "Intelligent Transportation Systems" technologies is a key element for potential market growth. Customers include operating agencies which use transit and transportation vehicles, commercial transportation vehicle operators, and manufacturers of those vehicles.

         Transit-Media GmbH became a wholly owned subsidiary of Digital Recorders, Inc. after being acquired by the Company in May 1996. Shortly thereafter, the Company formed TwinVision of North America, Inc. as another wholly owned subsidiary of the Company and transferred the new technology of the then recently acquired Transit-Media GmbH to TwinVision of North America, Inc. Both of these subsidiaries design, manufacture or contract for manufacture of, sell and service a new generation of electronic destination sign systems primarily used on transit bus vehicles worldwide. These products are primarily sold under the name "TwinVision(R)". Transit-Media GmbH serves the European and Far Eastern markets while TwinVision of North America, Inc. serves the North American Free Trade Agreement market. Customers include operating agencies, which use transit and transportation vehicles, commercial transportation vehicle operators, and manufacturers of those vehicles.

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

RESULTS OF OPERATIONS

         The following table sets forth the percentage of revenues represented by certain items included in the Company's Statements of Operations:


                                          THREE MONTHS ENDED  SIX  MONTHS ENDED
                                               JUNE  30          JUNE  30
                                           ----------------    ---------------
                                             2000     1999      2000     1999
                                           -------   ------    ------   ------

Net sales                                   100.0 %  100.0  %  100.0 %  100.0 %
Cost of sales                                62.5     67.6      62.1     63.4
                                            ------   ------    ------   ------
     Gross profit                            37.5     32.4      37.9     36.6
                                            ------   ------    ------   ------
Operating expenses:
     Selling, general and administrative     27.7     31.5      31.1     32.9
     Engineering, research and development    7.1      6.8       9.0      8.1
                                            ------   ------    ------   ------
         Total operating expenses            34.8     38.3      40.2     41.0
                                            ------   ------    ------   ------
     Operating income (loss)                  2.7     (5.9)     (2.3)    (4.4)
Other expense and interest                   (1.7)    (0.7)     (1.7)    (0.6)
                                            ------   ------    ------   ------
     Income (loss) before income taxes        1.0     (6.6)     (4.0)    (5.0)
Income tax expenses                            --       --        --       --
                                            ------   ------    ------   ------
     Income (loss) before change in
       accounting principle                   1.0     (6.6)     (4.0)    (5.0)
Less: Cumulative effect of change in
      accounting principle                     --       --        --      1.5
                                            ------   ------    ------   ------
Net income (loss)                             1.0 %   (6.6)%    (4.0)%   (3.6) %
                                            ======   ======    ======   ======


Comparison of Three Months Ended June 30, 2000 and 1999

        Net sales for the three months ended June 30, 2000 were $7,976,432, an increase of $3,020,160 or 60.9%, as compared to $4,956,272 for the comparable three months in 1999. Increased sales resulting from an increase in market share in the TPS was the most significant factor contributing to the increase.

        During the three months ended June 30, 2000, TPS sales increased $3,237,893 or 72.0% from the corresponding three months in the prior year or from $4,496,755 in 1999 to $7,734,648 in 2000. The increase reflects TPS having improved market share. TPS business is subject to delivery schedules of customers causing period to period fluctuations in revenues.

        During the three months ended June 30, 2000, DAC sales decreased $217,733, or 47.4%, from the corresponding three months in the prior year or from $459,517 in 1999 to $241,784 in 2000. The sales revenue decline was the result of timing in new product introduction, customer funding and strategic issues.

        Gross profit for the three months ended June 30, 2000 was $2,991,834, an increase of $1,385,784 or 86.3%, over gross profit of $1,606,050 for the three months ended June 30, 1999. As a percentage of sales, gross profit during the three months ended June 30, 2000 was 37.5% of net sales, as compared to 32.4% during the corresponding three months in 1999. The increase in gross profit percentage was caused primarily by a lower cost of sales in the TPS business units.

        Selling, general and administrative expenses during the three months ended June 30, 2000 were $2,210,104, an increase of $649,947 or 41.7% as compared to expenses of $1,560,157 during the three months ended June 30, 1999. This increase was attributed primarily to higher payroll and related fringe benefits plus increases in outside services and legal expense.

        Engineering and research and development expenses for the three months ended June 30, 2000 were $569,899, an increase of $234,532, or 69.9%, as compared to expenses of $335,367 during the three months ended June 30, 1999. As a percent of sales, these expenses were 7.1% in 2000 and 6.8% in the same period in 1999. This increase related primarily to additional engineering personnel and outside engineering expense for software and hardware development, sustaining product engineering and new product development.

         The net change in operating income was an increase of $501,305 for the three months ended June 30, 2000 over the same period of a year ago. The operating income for the three months ended June 30, 2000 was $211,831 compared to an operating loss of $289,474 for the three months ended June 30, 1999. The increase for the three months ended June 30, 2000 is primarily due to the factors set forth above.

         Total other income (expense) and interest expense for the three months ended June 30, 2000 was a net expense of $130,098, an increase of $93,306 as compared to a net expense for the three months ended June 30, 1999 of $36,792. This increase is primarily the result of higher interest expense due to increased borrowings and higher interest rates in the three months ended June 30, 2000.

Comparison of Six Months Ended June 30, 2000 and 1999

        Net sales for the six months ended June 30, 2000 were $12,982,789 an increase of $3,987,146 or 44.3%, as compared to $8,995,643 for the comparable six months in 1999. Increased sales resulting from an increase in market share in the TPS was the most significant factor contributing to the increase.

        During the six months ended June 30, 2000, TPS sales increased $4,738,923 or 60.5% from the corresponding six months in the prior year or from $7,833,533 in 1999 to $12,572,456 in 2000. The increase reflects TPS having improved market share.

        During the six months ended June 30, 2000, DAC sales decreased $751,777, or 64.7%, from the corresponding six months in the prior year or from $1,162,110 in 1999 to $410,333 in 2000. The sales revenue decline was the result of timing in new product introduction, reduced customer funding and strategic issues in addition to a significant government order completed at the end of March 1999.

        Gross profit for the six months ended June 30, 2000 was $4,919,246, an increase of $1,624,571 or 49.3%, over gross profit of $3,294,675 for the six months ended June 30, 1999. As a percentage of sales, gross profit during the six months ended June 30, 2000 was 37.9% of net sales, as compared to 36.6% during the corresponding six months in 1999. The increase in gross profit percentage was caused primarily by a lower cost of sales in the TPS business units.

        Selling, general and administrative expenses during the six months ended June 30, 2000 were $4,053,643, an increase of $1,094,137 or 37.0% as compared to expenses of $2,959,506 during the six months ended June 30, 1999. This increase was attributed primarily to higher payroll and related fringe benefits plus increases in outside services and legal expense.

        Engineering and research and development expenses for the six months ended June 30, 2000 were $1,168,119, an increase of $436,437, or 59.6%, as compared to expenses of $731,682 during the six months ended June 30, 1999. As a percent of sales, these expenses were 9.0% in 2000 and 8.1% in the same period in 1999. This increase related primarily to additional engineering personnel and outside engineering expense for software and hardware development, sustaining product engineering and new product development.

         The net change in operating loss was a decrease of $93,999 for the six months ended June 30, 2000 over the same period of a year ago. The operating loss for the six months ended June 30, 2000 was $302,514 compared to an operating loss of $396,513 for the six months ended June 30, 1999. The decrease for the six months ended June 30, 2000 is primarily due to the factors set forth above.

         Total other income (expense) and interest expense for the six months ended June 30, 2000 was a net expense of $212,234, an increase of $155,269 as compared to a net expense for the six months ended June 30, 1999 of $56,965. This increase is primarily the result of higher interest expense due to increased borrowings and higher interest rates in the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         On February 25, 1999, the Company extended its $3,000,000 secured line of credit facility and $500,000 secured letter of credit facility with Wachovia Bank, N.A. through March 25, 1999 and subsequently extended to August 31, 1999 as the Company completed a new and expanded financing agreement with Fremont Financial Corporation, a subsidiary of Finova Group, Inc. Fremont Financial Corporation was acquired in December, 1999 by Finova Group, Inc.

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

         The interest rate on the revolving credit portion of the agreement is at the published prime lending rate plus one and three-quarters percent. Credit extended for acquisitions will bear an interest rate of prime plus two percent. The outstanding debt under the revolving credit portion of the agreement at June 30, 2000 was $4,662,144 with additional borrowing availability of $337,856. The revolving credit facility cap was increased from $5.0 million to $5.75 million on August 3, 2000 thereby increasing the availability under the agreement.

         The Credit Agreement includes customary covenants and conditions relating to the conduct and operation of DRI's businesses. Specifically, DRI will be subject to a 1:1 Earnings Before Interest Taxes Depreciation and Amortization to interest coverage ratio to be calculated on a cumulative basis for the initial four fiscal quarters after the signing date and thereafter calculated for the four fiscal quarters immediately preceding the date of determination. In addition, any acquisitions will require approval from Finova.

         As of June 30, 2000 the Company's principal sources of liquidity included cash and cash equivalents of $229,311, trade accounts receivable of $6,949,799, inventory of $5,869,127, short-term bank borrowings of $4,662,144 and trade accounts payable of $4,784,556 providing the Company with net working capital of $3,319,596.

         The Company's operating activities used cash of $1,181,712 and provided cash of $145,981during the three months ended June 30, 2000 and 1999, respectively. For the three months ended June 30, 2000, the net operating loss and increase in inventories was primarily offset by the increase in trade accounts payable. For the three months ended June 30, 2000, the increase in trade accounts receivable and inventories arising from the Company's increased sales accounted for the majority of the cash used. Working capital requirements will continue to increase with growth in the Company's sales, primarily due to the span between the time the Company must pay its suppliers and the time the Company receives payment from its customers, particularly its governmental customers and bus manufacturers in Europe.

         The Company's investing activities used cash of $87,271 and $98,314 in the three months ended June 30, 2000 and 1999, respectively. During both periods, the use of cash was primarily for computer systems related expenditures and office furniture and fixtures for additional personnel.

         The Company's financing activities provided net cash of $1,084,271 and $113,200 during the three month periods ended June 30, 2000 and 1999, respectively and related to the net increase in the line of credit. The Company's cash requirements, other than for normal operating expenses, will relate to the development of new products and enhancement of existing products, financing anticipated growth, and the possible acquisition of products or technologies complementary to the Company's business. The Company believes a combination of its net working capital and the borrowing capacity available under its credit facility provide the liquidity and capital resources necessary to satisfy the Company's currently anticipated internal cash requirements for 2000.

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

         On July 10, 2000 the Company and Mark IV entered into the second of two court ordered mediation meetings to discuss possible terms of settlement. These deliberations are on going.

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

         None.

ITEM 3.  DEFAULTS  UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (A)      The annual meeting of shareholders was held May 1, 2000.

         (B) The following were elected directors to hold office for one-year terms or until their successors are elected and qualified.

                                                        Votes For     Withheld
                                                        ---------     --------

                  David L. Turney                       2,936,597      337,478
                  J. Phillips L. Johnston               2,934,191      339,884
                  John D. Higgins, Sr.                  2,934,597      339,478
                  C. James Meese, Jr.                   2,934,088      339,987
                  John K. Pirotte                       2,934,597      339,478
                  John M. Reeves, II                    2,935,375      338,700
                  Juliann Tenney                        2,936,347      337,728
                  Joseph Tang                           2,934,034      340,041


         (C) To consider and act upon a proposal to approve an amendment to the Articles of Incorporation to elect directors to hold office on a staggered term basis, the timing of which is at the discretion of the Board of Directors any time prior to the next Annual Meeting of Shareholders.

                            For                       1,669,866
                            Against                         925
                            Abstain                         753
                            Not voted                 1,602,531


         (D) To consider and act upon a proposal to approve an amendment to the Company's 1993 Incentive Stock Option Plan to permit the issuance of an additional 160,000 shares of Common Stock pursuant to the Plan.

                            For                       2,902,265
                            Against                      42,124
                            Abstain                       5,803
                            Not voted                   323,883

         (E) To ratify the appointment of McGladrey & Pullen, LLP as the independent certified public accountants of the Company.

                             For                      2,916,298
                             Against                      2,147
                             Abstain                      1,747
                             Not voted                  353,883


ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     EXHIBITS

                 27       Financial Data Schedule

         (b)     There were no reports on Form 8-K for the quarter ended
                 June 30, 2000



                                   SIGNATURES


        In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                              DIGITAL RECORDERS, INC.


Dated: August 10,  2000       By: /s/ DAVID L. TURNEY
                              -------------------------------------------------
                              David L. Turney, Chairman of the Board and
                              Chief Executive Officer


Dated: August 10,  2000       By: /s/ LAWRENCE A. TAYLOR
                              -------------------------------------------------
                              Lawrence A. Taylor, Chief Financial Officer