Form 10QSB
period 2000-09-30
DIGITAL RECORDERS INC
filed 2000-11-14
CIK 853695

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

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

                   Common stock: 3,274,075 shares outstanding
                             as of November 14, 2000

Transitional Small Business Disclosure Format (check one); Yes [ ] No [X]

                          PART I FINANCIAL INFORMATION


ITEM 1. FINANCIAL  STATEMENTS

                   Index to Consolidated Financial Statements

                                                                            PAGE

Financial Statements:


        Consolidated Balance Sheets.......................................     3
        Consolidated Statements of Operations.............................     4
        Consolidated Statements of Cash Flows ............................   5-6
        Notes to Consolidated Financial Statements........................  7-10



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  OR
        PLAN OF OPERATIONS                                                 11-15


                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                  15-16

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                             16

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                       16

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   16

ITEM 5. OTHER INFORMATION                                                     16

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                      16

                             DIGITAL RECORDERS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                          September 30, 2000   December 31, 1999
                        ASSETS                                                               (Unaudited)             (Note)
                                                                                             ------------         ------------
Current Assets:
      Cash and cash equivalents                                                              $    103,962         $    242,820
      Trade accounts receivable, less allowance for doubtful accounts of $43,834
          and $77,250 at September 30, 2000 and December 31, 1999, respectively                 6,832,425            5,571,452
      Other receivables                                                                            52,084              212,182
      Inventories                                                                               5,818,448            4,322,391
      Prepaids and other current assets                                                           566,516              623,139
                                                                                             ------------         ------------
               Total current assets                                                            13,373,435           10,971,984
                                                                                             ------------         ------------

Property and equipment, less accumulated depreciation of
      $684,763 and $525,875 at September 30, 2000 and December 31, 1999, respectively             593,032              555,567
Goodwill, less accumulated amortization of $800,408 and $700,205
      at September 30, 2000 and December 31, 1999, respectively                                 1,108,027            1,208,230
Intangible assets, less accumulated amortization of $342,077 and $290,771
      at September 30, 2000 and December 31, 1999,  respectively                                   83,632               86,974
Deferred taxes                                                                                    122,235              122,235
Other assets                                                                                      244,612              239,583
                                                                                             ------------         ------------
               TOTAL ASSETS                                                                  $ 15,524,973         $ 13,184,573
                                                                                             ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Line of credit                                                                         $  4,719,773         $  3,292,619
      Accounts payable                                                                          4,542,773            3,047,336
      Accrued expenses                                                                            706,521              650,733
      Preferred stock dividends payable                                                            88,500               44,250
                                                                                             ------------         ------------
               Total current liabilities                                                       10,057,567            7,034,938
                                                                                             ------------         ------------

Series AAA Redeemable, Convertible, Nonvoting Preferred Stock, $.10 par value
      Liquidation Preference of $5,000 per share (mandatory redemption on
      December 31, 2003); 20,000 shares authorized; 354 shares issued
      and outstanding at September 30, 2000 and December 31, 1999                               1,770,000            1,770,000
                                                                                             ------------         ------------

Stockholders' Equity:
      Common stock, $.10 par value, 10,000,000 shares authorized; 3,274,075 shares issued and outstanding at September 30, 2000
      and at December 31, 1999                                                                    327,407              327,407
      Additional paid-in capital                                                               11,202,340           11,335,090
      Accumulated other comprehensive loss - foreign currency translation                        (353,261)            (237,278)
      Accumulated deficit                                                                      (7,479,080)          (7,045,584)
                                                                                             ------------         ------------
               Total stockholders' equity                                                       3,697,406            4,379,635
                                                                                             ------------         ------------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 15,524,973         $ 13,184,573
                                                                                             ============         ============

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.
See accompanying notes to consolidated financial statements.

                             DIGITAL RECORDERS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


                                                                      THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                     SEPTEMBER 30,
                                                                     2000             1999             2000              1999
                                                                 ------------     ------------     ------------     ------------
Net sales                                                        $  7,404,376     $  6,559,334     $ 20,387,165     $ 15,554,977
Cost of sales                                                       4,693,841        4,156,221       12,757,384        9,857,189
                                                                 ------------     ------------     ------------     ------------
   Gross profit                                                     2,710,535        2,403,113        7,629,781        5,697,788
                                                                 ------------     ------------     ------------     ------------

Operating expenses:
   Selling, general and administrative                              1,906,896        1,621,132        5,960,539        4,580,638
   Engineering, research and development                              567,164          475,022        1,735,283        1,206,704
                                                                 ------------     ------------     ------------     ------------
      Total operating expenses                                      2,474,060        2,096,154        7,695,822        5,787,342
                                                                 ------------     ------------     ------------     ------------

   Operating Income (loss)                                            236,475          306,959          (66,041)         (89,554)

Other expense                                                          (8,699)          (3,839)          (9,503)           3,336
Interest expense                                                     (146,522)         (54,260)        (357,952)        (117,278)
                                                                 ------------     ------------     ------------     ------------
      Total other expense and interest                               (155,221)         (58,099)        (367,455)        (113,942)
                                                                 ------------     ------------     ------------     ------------

   Income (loss) before income taxes                                   81,254          248,860         (433,496)        (203,496)

Income tax expense                                                         --               --               --               --
                                                                 ------------     ------------     ------------     ------------

   Income (loss) before change in accounting principle                 81,254          248,860         (433,496)        (203,496)

   Less:  Cumulative effect of change in accounting principle              --               --               --          135,887
                                                                 ------------     ------------     ------------     ------------

   Net Income (loss)                                                   81,254          248,860         (433,496)        (339,383)

Preferred stock dividend requirements                                 (44,250)         (44,250)        (132,750)        (127,850)
                                                                 ------------     ------------     ------------     ------------

   Net Income (loss) applicable to common shareholders           $     37,004     $    204,610     $   (566,246)    $   (467,233)
                                                                 ============     ============     ============     ============

Earnings per share:
   Net income (loss) from continuing operations                  $       0.01     $       0.06     $      (0.17)    $      (0.10)
   Cumulative effect of change in accounting principle                     --               --               --            (0.04)
                                                                 ============     ============     ============     ============
   Total basic and diluted net income (loss) per share           $       0.01     $       0.06     $      (0.17)    $      (0.14)
                                                                 ============     ============     ============     ============

   Weighted average number of common shares and common
   equivalent shares outstanding                                    3,274,075        3,274,075        3,274,075        3,274,075
                                                                 ============     ============     ============     ============

See accompanying notes to consolidated financial statements.

                             DIGITAL RECORDERS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                       THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                          September 30,                       September 30,
                                                                     2000              1999              2000              1999
                                                                 ------------      ------------      ------------      ------------
Cash flows from operating activities:
     Net income (loss)                                           $     81,254      $    248,860      $   (433,496)     $   (339,383)
     Adjustments to reconcile net income (loss) to net cash
     provided by (used) in operating activities:
         Depreciation of property and equipment                        50,108            45,329           158,888           115,282
         Amortization of goodwill and intangible assets                37,277            59,540           151,511           180,371
         Cumulative effect of change in accounting principle               --                --                --           131,687
Changes in operating assets and liabilities:
     (Increase) decrease in trade accounts receivable                 117,374          (803,978)       (1,260,973)       (1,178,083)
     Decrease (increase) in other receivables                          (9,552)          (57,838)          160,098           (74,347)
     Decrease (increase) in inventories                                50,679          (352,030)       (1,496,057)         (833,329)
     Decrease (increase) in prepaids and other current assets          33,856            95,573            56,623          (343,858)
     (Increase) in intangibles                                             --           (11,716)          (47,966)             (630)
     (Increase) in other assets                                          (500)         (346,883)           (5,029)         (346,883)
     Increase (decrease) in accounts payable                         (241,783)        1,160,716         1,495,437         1,977,423
     Increase (decrease) in accrued expenses                         (129,823)           40,194            55,787            32,803
     (Decrease) in income tax payable                                      --                --                --           (49,977)
                                                                 ------------      ------------      ------------      ------------
         Net cash provided by (used) in operating activities          (11,110)           77,767        (1,165,177)         (728,924)
                                                                 ------------      ------------      ------------      ------------

Cash flows used in investing activities:
     Purchases of property and equipment                              (53,851)         (127,609)         (196,353)         (297,282)
                                                                 ------------      ------------      ------------      ------------

Cash flows from financing activities:
     Proceeds from short-term bank borrowings                       6,915,627         3,642,089        18,262,928         5,422,089
     Principal payments on short-term bank borrowings              (6,857,998)       (3,425,708)      (16,835,774)       (4,425,708)
     Payment of dividends on preferred stock                          (44,250)          (41,800)          (88,500)         (123,425)
                                                                 ------------      ------------      ------------      ------------
         Net cash provided by financing activities                     13,379           174,581         1,338,654           872,956
                                                                 ------------      ------------      ------------      ------------

Effect of exchange rate changes                                       (73,767)           69,774          (115,982)         (139,038)
                                                                 ------------      ------------      ------------      ------------

Net increase (decrease) in cash and cash equivalents                 (125,349)          194,513          (138,859)         (292,288)

Cash and cash equivalents at beginning of period                      229,311           216,838           242,820           703,639
                                                                 ------------      ------------      ------------      ------------

Cash and cash equivalents at end of period                       $    103,962      $    411,351      $    103,961      $    411,351
                                                                 ============      ============      ============      ============

Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for interest                    $    150,346      $     54,260      $    342,309      $    117,278
                                                                 ============      ============      ============      ============
     Cash paid during the period for income taxes                $         --      $         --      $         --      $    118,915
                                                                 ============      ============      ============      ============

See accompanying notes to consolidated financial statements.

                             DIGITAL RECORDERS, INC.

          Consolidated Statements of Cash Flows, Continued (Unaudited)

             For the three months ended September 30, 2000 and 1999



Supplemental disclosures of non cash financing activities:

     The Company declared and paid $44,250 and $41,800 in dividends on Series AAA Preferred Stock in the three month periods ended September 30, 2000 and 1999, respectively.

                             DIGITAL RECORDERS, INC.

             Notes to Consolidated Financial Statements (Unaudited)

                           September 30, 2000 and 1999

(1) Basis of Presentation and Disclosure

         The unaudited interim condensed financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) considered necessary to present fairly the results for the interim periods presented.

         The accompanying condensed financial statements and related notes should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 1999. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full calendar year.

(2) Per Share Amounts

         The basic net income (loss) per common share has been computed based upon the weighted average of shares of common stock outstanding. Diluted net income (loss) per common share assuming dilution has been computed based upon the weighted average shares of common stock outstanding and shares that would have been outstanding assuming the issuance of common stock for all dilutive potential common stock outstanding. The Company's outstanding stock options and warrants represent the only dilutive potential common stock outstanding. The amounts of income or loss used in the calculations of diluted and basic income loss per common share were the same for all the periods presented. Diluted net income or loss per common share is equal to the basic net income or loss per common share for the three and nine month periods ended September 30, 2000 and 1999, respectively, as all common equivalent shares from stock options and stock warrants would have an antidilutive effect.

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

                             DIGITAL RECORDERS, INC.

       Notes to Consolidated Financial Statements - Continued (Unaudited)

                           September 30, 2000 and 1999

(4) Debt , continued

         The inventory basis is a weighted average formula on the ratio of domestic U.S. inventory to the total confirmed sales orders with advances of thirty-five percent (35%) of primary components and eight percent (8%) of general inventory with a combined limit of $1,000,000. The term portion of the Credit Agreement will be primarily used to fund the machinery and equipment and real estate assets of acquisitions.

         The interest rate on the revolving credit portion of the agreement is at the published prime lending rate plus one and three-quarters percent. Credit extended for acquisitions will bear an interest rate of prime plus two percent. The outstanding debt under the revolving credit portion of the agreement at September 30, 2000 was $4,719,773 with additional borrowing availability of $891,039 as of September 30, 2000. On October 17, 2000, the revolving credit line cap under the agreement was increased to $6,250,000 thereby increasing the availability under the agreement.

         The Credit Agreement includes customary covenants and conditions relating to the conduct and operation of DRI's businesses. Specifically, DRI will be subject to a 1:1 Earnings Before Interest, Taxes, Depreciation and Amortization to interest coverage ratio to be calculated on a cumulative basis for the initial four fiscal quarters after the signing date and thereafter calculated for the four fiscal quarters immediately preceding the date of determination. The Company was not in compliance with the interest coverage ratio covenant for the nine months ended September 30, 2000, but Finova formally waived the non-compliant event through September 30, 2000. In addition, any acquisitions will require approval from Finova.

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

                           September 30, 2000 and 1999

(5) Segment Information, continued

         Sales, operating income (loss), identifiable assets and depreciation and amortization information for the Company's two operating segments are as follows:

                                          Three Months Ended September 30,     Nine Months Ended September 30,
                                               2000              1999              2000              1999
                                           ------------      ------------      ------------      ------------

Net sales
   Transportation products                 $  7,079,446      $  6,259,678      $ 19,651,901      $ 14,093,211
   Law enforcement and surveillance             324,930           299,656           735,264         1,461,766
                                           ------------      ------------      ------------      ------------
                                           $  7,404,376      $  6,559,334      $ 20,387,165      $ 15,554,977
                                           ============      ============      ============      ============

Income (loss) from operations
   Transportation products                 $    931,849      $    875,593      $  2,466,460      $  1,075,992
   Law enforcement and surveillance             (83,828)             (866)         (353,915)          464,440
   Corporate office and administration         (766,767)         (625,867)       (2,546,041)       (1,748,128)
                                           ------------      ------------      ------------      ------------
                                           $     81,254      $    248,860      $   (433,496)     $   (207,696)
                                           ============      ============      ============      ============

Depreciation and amortization
   Transportation products                 $     42,067      $     41,694      $    118,808      $     97,850
   Law enforcement and surveillance              21,696            45,830           112,367           137,738
   Corporate office and administration           23,622            17,345            79,224            60,065
                                           ------------      ------------      ------------      ------------
                                           $     87,385      $    104,869      $    310,399      $    295,653
                                           ============      ============      ============      ============

Capital expenditures
   Transportation products                 $     30,281      $     33,509      $    128,326      $     86,043
   Law enforcement and surveillance              11,829             5,079            24,667            24,123
   Corporate office and administration           11,741            89,021            43,360           187,116
                                           ------------      ------------      ------------      ------------
                                           $     53,851      $    127,609      $    196,353      $    297,282
                                           ============      ============      ============      ============

                                       SEPTEMBER 30, 2000  SEPTEMBER 30, 1999
                                           ------------      ------------
Identifiable assets
   Transportation products                 $ 12,837,190      $ 10,110,525
   Law enforcement and surveillance           1,828,990         1,947,536
   Corporate office and administration          858,793           588,172
                                           ------------      ------------
                                           $ 15,524,973      $ 12,646,233
                                           ============      ============

Long-lived assets
   Transportation products                 $    419,626      $    282,624
   Law enforcement and surveillance           1,163,313         1,291,465
   Corporate office and administration          568,599           271,937
                                           ------------      ------------
                                           $  2,151,538      $  1,846,026
                                           ============      ============

(6) Pronouncement Issued

        In April, 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities, which requires start-up activities, including organization costs to be expensed as incurred. The impact of this pronouncement required the Company to charge against operations, as a cumulative effect of a change in accounting principle in the nine month period ended September 30, 1999, $135,887 of organization costs to conform with this statement.

(7) Comprehensive Income (loss)

        Comprehensive income (loss) is comprised of net income (loss) and foreign currency translation adjustments as follows:

                            Three Months Ended September 30,  Nine Months Ended September 30,
                                    2000          1999           2000           1999
                                 ---------      ---------     ---------      ---------
Net income (loss)                $  81,254      $ 248,860     ($433,496)     ($339,383)
Translation adjustment             (73,767)        69,774      (115,982)      (139,038)
                                 ---------      ---------     ---------      ---------
Comprehensive  income (loss)     $   7,487      $ 318,634     ($549,478)     ($478,421)
                                 =========      =========     =========      =========

(8) Subsequent Events

        On October 9, 2000, the Company's Board of Directors declared a dividend of $44,250 on Series AAA Preferred Stock for stockholders of record as of September 30, 2000.

        On October 27, 2000 the Company and its subsidiary, TwinVision of North America, Inc. ("TwinVision"), reached a settlement with Mark IV Industries, Ltd. and the Luminator Holding LP subsidiary of Mark IV Industries, Inc. (the ultimate parent of Mark IV Industries, Ltd.) in a patent dispute. The dispute, dating from February 1999, involved three separate legal actions, and counter actions, in both the United States District Court of the Northern District of Texas and the United States District Court of the Eastern District of Texas. DRI was the Defendant in the Northern District and DRI's TwinVision subsidiary was the Plaintiff in the Eastern District. The supplier (Lite Vision) of the disputed TwinVision(R) display-technology components, which is holder of the patents and technology to which DRI's TwinVision subsidiary is licensed, was also party to the settlement. The settlement, reached under court-ordered mediation proceedings, included all related legal actions in this matter. The parties have agreed to settle the litigation with prejudice, which bars future litigation of the same claims. Under terms of the settlement agreement no financial consideration is, will, or has been paid by or among any of the parties. Further, all parties will bear their own legal expenses.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

         Digital Recorders, Inc. (the "Company") designs, manufactures or contracts for the manufacture of, sells, and services information technology products primarily through two major business segments. These segments are 1) the transportation products segment; and 2) the law enforcement and surveillance segment. The transportation products segment consists of the Digital Recorders business unit and two wholly owned subsidiaries, Transit-Media GmbH and TwinVision of North America, Inc. The Company's transportation segment's products are sold in the transit and transportation vehicle equipment market. These customers include municipalities, regional transportation districts, federal, state, and local departments of transportation, transit agencies, vehicle manufacturers, and public, private, or commercial operators of those vehicles. The law enforcement and surveillance segment of the Company, Digital Audio Corporation ("DAC"), primarily serves the law enforcement market consisting of foreign and United States federal, state, and local law enforcement agencies or organizations.

         The Digital Recorders business unit focuses on supplying the transit and transportation vehicle equipment market with Automatic Voice Announcement Systems and services. The DR500C+ Talking Bus(R) system marketed by the Company includes four core components: a vehicle logic unit (the DR500C+), an Operator Control Unit, an internal light-emitting diode sign and a Global Positioning Satellite navigation system. The Talking Bus system automatically provides voice announcements including next stop, transfer points, route and destination identification and public service messages. This system enhances service for all passengers, complies with Americans with Disabilities Act legislation, and further assists the vehicle operator with vehicle management and monitoring capabilities. The demonstrated and ongoing integration of the DR500C+ product with other "Intelligent Transportation Systems" technologies is a key element for potential market growth. Customers include operating agencies that use transit and transportation vehicles, commercial transportation vehicle operators, and manufacturers of those vehicles.

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

RESULTS OF OPERATIONS

         The following table sets forth the percentage of revenues represented by certain items included in the Company's Statements of Operations:

                                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                     SEPTEMBER 30                SEPTEMBER 30
                                                                  -------------------         -------------------
                                                                  2000          1999          2000          1999
                                                                  -----         -----         -----         -----
Net sales ................................................        100.0%        100.0%        100.0%        100.0%
Cost of sales ............................................         63.4          63.4          62.6          63.4
                                                                  -----         -----         -----         -----
     Gross profit ........................................         36.6          36.6          37.4          36.6
                                                                  -----         -----         -----         -----
Operating expenses:
     Selling, general and administrative .................         25.8          24.7          29.2          29.4
     Engineering, research and development ...............          7.7           7.2           8.5           7.8
                                                                  -----         -----         -----         -----
         Total operating expenses ........................         33.5          31.9          37.7          37.2
                                                                  -----         -----         -----         -----
     Operating income (loss) .............................          3.2           4.7          (0.3)         (0.6)
Other expense and interest ...............................         (2.1)         (0.9)         (1.8)         (0.8)
                                                                  -----         -----         -----         -----
     Income (loss) before income taxes ...................          1.1           3.8          (2.1)         (1.4)
Income tax expense .......................................           --            --            --            --
                                                                  -----         -----         -----         -----
     Income (loss) before change in accounting principle .          1.1           3.8          (2.1)         (1.4)
Less:  Cumulative effect of change in accounting principle           --            --            --           0.8
                                                                  -----         -----         -----         -----
Net income (loss) ........................................          1.1%          3.8%         (2.1)%        (0.6)%
                                                                  =====         =====         =====         =====

Comparison of Three Months Ended September 30, 2000 and 1999

        Net sales for the three months ended September 30, 2000 were $7,404,376, an increase of $845,042 or 12.9%, as compared to $6,559,334 for the comparable three months in 1999. Increased sales resulting from an increase in market share in the TPS was the most significant factor contributing to the increase.

        During the three months ended September 30, 2000, TPS sales increased $819,768 or 13.1% from the corresponding three months in the prior year or from $6,259,678 in 1999 to $7,079,446 in 2000. The increase reflects TPS having improved market share. TPS business is subject to delivery schedules of customers causing period to period fluctuations in revenues.

        During the three months ended September 30, 2000, DAC sales increased $25,274, or 8.4%, from the corresponding three months in the prior year or from $299,656 in 1999 to $324,930 in 2000.

        Gross profit for the three months ended September 30, 2000 was $2,710,535, an increase of $307,422 or 12.8%, over gross profit of $2,403,113 for the three months ended September 30, 1999. As a percentage of sales, gross profit during the three months ended September 30, 2000 was 36.6% of net sales, identical to 36.6% during the corresponding three months in 1999.

        Selling, general and administrative expenses during the three months ended September 30, 2000 were $1,906,896, an increase of $285,764 or 17.6% as compared to expenses of $1,621,132 during the three months ended September 30, 1999. This increase was attributable primarily to higher payroll and related fringe benefits to support the Company's continued growth. As a percentage of sales, Selling, General and Administrative increased slightly from 24.7% in 1999 to 25.8% in 2000.

        Engineering and research and development expenses for the three months ended September 30, 2000 were $567,164, an increase of $92,142, or 19.4%, as compared to expenses of $475,022 during the three months ended September 30, 1999. As a percent of sales, these expenses were 7.7% in 2000 and 7.2% in the same period in 1999. This increase related primarily to additional engineering personnel and outside engineering expense for software and hardware development, sustaining product engineering and new product development.

         The net change in operating income was a decrease of $70,484 for the three months ended September 30, 2000 over the same period of year ago. The operating income for the three months ended September 30, 2000 was $236,475 compared to an operating profit of $306,959 for the three months ended September 30, 1999. The decrease for the three months ended September 30, 2000 is primarily due to the factors set forth herein.

         Total other income (expense) and interest expense for the three months ended September 30, 2000 was ($155,221), an increase of $97,122 as compared to ($58,099) for the three months ended September 30, 1999.. This increase is primarily the result of higher interest expense due to increased borrowings and higher interest rates in the three months ended September 30, 2000.

Comparison of Nine Months Ended September 30, 2000 and 1999

        Net sales for the nine months ended September 30, 2000 were $20,387,165, an increase of $4,832,188 or 31.1%, as compared to $15,554,977 for the comparable nine months in 1999. Increased sales resulting from an increase in market share in the TPS was the most significant factor contributing to the increase.

        During the nine months ended September 30, 2000, TPS sales increased $5,558,690 or 39.4% from the corresponding nine months in the prior year or from $14,093,211 in 1999 to $19,651,901 in 2000. The increase reflects TPS having improved market share.

        During the nine months ended September 30, 2000, DAC sales decreased $726,502, or 49.7%, from the corresponding nine months in the prior year or from $1,461,766 in 1999 to $735,264 in 2000. The sales revenue decline was the result of timing in new product introduction, reduced customer funding and strategic issues in addition to a significant government order completed at the end of March 1999.

        Gross profit for the nine months ended September 30, 2000 was $7,629,781, an increase of $1,931,993 or 34%, over gross profit of $5,697,788 for the nine months ended September 30, 1999. As a percentage of sales, gross profit during the nine months ended September 30, 2000 was 37.4% of net sales, as compared to 36.6% during the corresponding nine months in 1999. The increase in gross profit percentage was caused primarily by a lower cost of sales in the TPS business units.

        Selling, general and administrative expenses during the nine months ended September 30, 2000 were $5,960,539, an increase of $1,379,901 or 30.1% as compared to expenses of $4,580,638 during the nine months ended September 30, 1999. This increase was attributed primarily to higher payroll and related fringe benefits, plus increases in outside services and legal expense. As a percentage of sales, Selling, General and Administrative decreased from 29.4% in 1999 to 29.2% in 2000.

        Engineering and research and development expenses for the nine months ended September 30, 2000 were $1,735,283, an increase of $528,579, or 43.8%, as compared to expenses of $1,206,704 during the nine months ended September 30, 1999. As a percent of sales, these expenses were 8.5% in 2000 and 7.8% in the same period in 1999. This increase related primarily to additional engineering personnel and outside engineering expense for software and hardware development, sustaining product engineering and new product development.

         The net change in operating loss was a decrease of $23,513 for the nine months ended September 30, 2000 over the same period of a year ago. The operating loss for the nine months ended September 30, 2000 was $66,041 compared to an operating loss of $89,554 for the nine months ended September 30, 1999. The decrease for the nine months ended September 30, 2000 is primarily due to the factors set forth herein.

         Total other income (expense) and interest expense for the nine months ended September 30, 2000 was ($367,455), an increase of $253,513 as compared to ($113,942) for the nine months ended September 30, 1999. This increase is primarily the result of higher interest expense due to increased borrowings and higher interest rates in the nine months ended September 30, 2000.

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

         On August 23, 1999, Digital Recorders, Inc. ("DRI") and related subsidiaries signed a four year Revolving and Term Lines of Credit Agreement ("The Credit Agreement") with Fremont Financial Corporation, a subsidiary of Finova Group Inc. The Credit Agreement provides up to $10 million for borrowing by DRI to be used for acquisitions, working capital and general corporate purposes. The amount available to borrow under the revolving portion of the Credit Agreement is determined based on a formula of eligible trade accounts receivable and inventory. The trade accounts receivable basis is eighty-five percent (85%) of eligible domestic U.S. trade accounts plus the lesser of fifty percent (50%) or $750,000 of eligible trade accounts of the German subsidiary. The inventory basis is a weighted average formula on the ratio of domestic U.S. inventory to the total confirmed sales orders with advances of thirty-five percent (35%) of primary components and eight percent (8%) of general inventory with a limit of $1,000,000. The term portion of the Credit Agreement will be primarily used to fund the machinery and equipment and real estate assets of acquisitions. The outstanding debt under the revolving credit portion of the agreement at September 30, 2000 was $4,719,773 with additional borrowing availability of $891,039 as of September 30, 2000. On October 17, 2000, the revolving credit line cap under the agreement was increased to $6,250,000 thereby increasing the availability under the agreement.

         The Credit Agreement includes customary covenants and conditions relating to the conduct and operation of DRI's businesses. Specifically, DRI will be subject to a 1:1 Earnings Before Interest, Taxes, Depreciation and Amortization to interest coverage ratio to be calculated on a cumulative basis for the initial four fiscal quarters after the signing date and thereafter calculated for the four fiscal quarters immediately preceding the date of determination. The Company was not in compliance with the interest coverage ratio covenant for the nine months ended September 30, 2000, but Finova formally waived the non-compliant event through September 30, 2000. In addition, any acquisitions will require approval from Finova.

         The interest rate on the revolving credit portion of the agreement is at the published prime lending rate plus one and three-quarters percent. Credit extended for acquisitions will bear an interest rate of prime plus two percent.

         As of September 30, 2000 the Company's principal sources of liquidity included cash and cash equivalents of $103,962, trade accounts receivable of $6,832,425, inventory of $5,818,448, short-term borrowings under its Credit Agreement of $4,719,773 and trade accounts payable of $4,542,773 providing the Company with net working capital of $3,315,868.

         The Company's operating activities used cash of $11,110 and provided cash of $77,767 during the three months ended September 30, 2000 and 1999, respectively. For the three months ended September 30, 2000, the lower operating profit and decrease in trade accounts payable was offset by the decrease in accounts receivable. For the three months ended September 30, 2000, the decrease in trade accounts payable accounted for the majority of the cash used. Working capital requirements will continue to increase with growth in the Company's sales, primarily due to the span between the time the Company must pay its suppliers and the time the Company receives payment from its customers, particularly its governmental customers and bus manufacturers in Europe.

         The Company's investing activities used cash of $53,851 and $127,609 in the three months ended September 30, 2000 and 1999, respectively. During both periods, the use of cash was primarily for computer systems related expenditures and office furniture and fixtures for additional personnel.

         The Company's financing activities provided net cash of $13,379 and $174,581 during the three month periods ended September 30, 2000 and 1999, respectively.

         The Company's cash requirements, other than for normal operating expenses, will relate to the development of new products and enhancement of existing products, financing anticipated growth, and the possible acquisition of products or technologies complementary to the Company's business. The Company believes a combination of its net working capital and the borrowing capacity available under its credit facility provide the liquidity and capital resources necessary to satisfy the Company's currently anticipated internal cash requirements for 2000 and 2001.

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


                            PART II OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         On February 24, 1999, Mark IV Industries, Ltd. ("Mark IV") filed a lawsuit, Mark IV Industries, Ltd. v. Digital Recorders, Inc ("The Company"), in the United States District Court for the Northern District of Texas, alleging the Company is infringing two U.S. patents held by Mark IV and seeking unspecified monetary damages, treble damages, and injunctive relief. The allegations relate to the display elements used in the TwinVision of North America, Inc. ("TwinVision") destination sign systems manufactured and marketed by TwinVision, a subsidiary of the Company under an exclusive license for the display patented technology from Lite Vision Corporation ("Lite Vision") of Taiwan. Lite Vision also supplies certain display components and assemblies used in the systems. On April 7, 1999, the Company filed an answer to the complaint, in which it denied all the plaintiff's allegations and asserted counterclaims against Mark IV, including alleged violations of the antitrust laws. The Company subsequently filed amended answers and counterclaims, moved for summary judgment of non-infringement, and achieved U. S. Patent Office agreement to review the validity, or lack thereof, of one of the two Mark IV patents in question.

         In a separate action filed July 26, 1999, also in the United States District Court for the Northern District of Texas, Mark IV further alleged the Company is infringing a continuation patent related to one of the two patents that is the subject of the lawsuit filed in February 1999, described above. In this second action, Mark IV asserts similar claims and seeks similar relief.

         On April 27, 1999, a U.S. patent on the technology used in the TwinVision sign systems product was issued to Lite Vision. Further, on February 15, 2000, the U.S. Patent Office issued a second patent to Lite Vision under a continuation of the first Lite Vision Patent.

         On February 15, 2000, TwinVision filed a legal action, TwinVision v. Luminator, in the United States District Court for the Eastern District of Texas, against the Luminator Holding LP subsidiary of Mark IV Industries, Inc., the ultimate parent of Mark IV Industries, Ltd. This action alleges infringement of the Lite Vision patents, including the recently issued continuation patent, to which TwinVision holds an exclusive license and seeks damages, and injunctive relief.

         On July 10, 2000 the Company and Mark IV entered into the second of two court ordered mediation meetings to discuss possible terms of settlement.

         Subsequently, on October 27, 2000, the Company and TwinVision, reached a settlement with Mark IV Industries, Ltd. and the Luminator Holding LP subsidiary of Mark IV Industries, Inc., on the foregoing disputes. The settlement, reached under court-ordered mediation proceedings, included all related legal actions in this matter. The parties have agreed to settle the litigation with prejudice, which bars future litigation of the same claims. Under terms of the settlement agreement no financial consideration is, will, or has been paid by or among any of the parties. Further, all parties will bear their own legal expenses.

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

        None

ITEM 5.  OTHER INFORMATION

        None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

        (a)     EXHIBITS

                  27       Financial Data Schedule

        (b) There were no reports Form 8-K for the quarter ended September 30, 2000

                                   SIGNATURES


        In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                               DIGITAL RECORDERS, INC.


Dated: November 14, 2000       By:  /s/ DAVID L. TURNEY
                                   -------------------------------------------
                                   David L. Turney, Chairman of the Board and
                                   Chief Executive Officer


Dated: November 14, 2000       By:  /s/ LAWRENCE A. TAYLOR
                                   -------------------------------------------
                                   Lawrence A. Taylor, Chief Financial Officer