Form 10KSB
period 2000-12-31
DIGITAL RECORDERS INC
filed 2001-03-15
CIK 853695

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] for the transition period from ____________ to ____________

                         Commission file number: 1-13408

                             DIGITAL RECORDERS, INC.
                 (Name of small business issuer in its charter)

             NORTH CAROLINA                                56-1362926
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

                          4018 PATRIOT DRIVE, SUITE 100
                          DURHAM , NORTH CAROLINA 27703
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (919) 361-2155

      Securities registered pursuant to Section 12(b) of the Exchange Act:

TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
----------------------                -----------------------------------------
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

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $29,886,168.

As of March 7, 2001, 3,274,475 shares of the issuer's Common Stock were outstanding. The aggregate market value of the 2,481,855 shares of Common Stock held by non-affiliates was $4,343,246 as of March 7, 2001. The market value of the shares was calculated based on the closing bid price of such shares on The Nasdaq SmallCap Market on such date.
                      DOCUMENTS INCORPORATED BY REFERENCE:
The information required by Part III of this annual report is incorporated by reference to the Registrant's definitive proxy statement if filed with the Commission on or before March 31, 2001 or if such proxy statement is not filed, will be filed with the Commission as an amendment to this Form 10-KSB under the cover of Form 10-KSB/A not later than April 30, 2001.

Transitional Small Business Disclosure Format:  Yes      No  X
                                                    ----    ---

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     Digital Recorders, Inc. (the "Company" and "DRI") was incorporated in 1983 and became a public company through an Initial Public Offering in November 1994. DRI itself, or through contractors, designs, manufactures, sells, and services information technology ("IT") and audio surveillance technology products through two major business segments. These two business segments are 1) the transportation products segment ("TPS"); and 2) the law enforcement and surveillance segment ("LES").

     The TPS consists of the Digital Recorders business unit division and two wholly owned subsidiaries, Transit-Media GmbH of Germany and TwinVision of North America, Inc. located in North Carolina. TPS products are sold worldwide in the passenger information communication industry and market. Sales are to transportation vehicle equipment customers including municipalities, regional transportation districts, federal, state, and local departments of transportation, transit agencies, vehicle manufacturers, and public, private, or commercial operators of those vehicles.

     The LES consists of Digital Audio Corporation ("DAC") located in North Carolina. DAC serves customers in the United States federal, state, and local law enforcement agencies or organizations as well as their counterparts abroad.

     The Digital Recorders ("DR") business unit division supplies the transit and transportation vehicle equipment market with Automatic Voice Announcement Systems ("AVAS") and related services. The DR500C+ Talking Bus(R) AVAS producT (typically called the "Talking Bus" ) includes four core components: a vehicle logic unit (the DR500C+), an Operator Control Unit, an internal light-emitting diode ("LED") sign, and a Global Positioning Satellite ("GPS") navigation "positioning" system. The Talking Bus system automatically provides voice announcements about passenger information including next stop, transfer points, route and destination identification, and public service messages. This system enhances service and improves mobility for all passengers, complies with the Federal Americans with Disabilities Act, and also assists the vehicle operator and fleet management personnel with vehicle management and monitoring. The DR500C+ product integrates with other "Intelligent Transportation Systems" technologies. Customers include operating agencies, which use transit and transportation vehicles, commercial transportation vehicle operators, and manufacturers of those vehicles.

     Transit-Media GmbH ("TM"), located in Ettlingen, Germany became a wholly owned subsidiary of DRI upon being acquired by the Company in May 1996. Shortly thereafter, DRI formed TwinVision of North America, Inc. ("TVna") located in Research Triangle Park, North Carolina, as another wholly owned subsidiary. TM's new and market leading electronic destination sign ("EIDS") technology was then transferred to TVna. Both of these subsidiaries, either though their own internal capability, or through contractors, design, manufacture, sell and service a new generation of electronic destination sign IT systems used worldwide on transit and transportation vehicles. These products are sold under the name "TwinVision." TM serves the European and Far Eastern markets while TVna serves the North American Free Trade Agreement ("NAFTA") market. Customers include operating agencies, which use transit and transportation vehicles, commercial transportation vehicle operators, and manufacturers of those vehicles.

     DAC, a wholly owned subsidiary of DRI, was acquired in 1995. It produces a line of digital audio filter systems and tape transcribers used to improve the quality and intelligibility of both live and recorded voices. Products are marketed, both domestically and internationally, to law enforcement entities and other customers in government organizations.

INDUSTRY AND MARKET OVERVIEW

     The passenger information communication industry and market served by TPS developed as a result of several forces. More recently that involved the Americans with Disabilities Act ("ADA"), the Clean Air Act, the Intermodal Surface Transportation Efficiency Act, and Intelligent Transportation Systems initiatives. However, a more fundamental and longer term impetus for developing this market was the need to provide improved passenger information and customer services to operators and riders of transit and transportation vehicles. The ADA initially served to accelerate the trend toward such systems by requiring that fixed route transit systems announce major stops and transfer points to assist visually-challenged passengers. On the public transit side of this market, operating authorities typically draw about 80% of funding for equipment purchases from the Federal Transit Administration

("FTA") with the remainder of product acquisition funding being provided by state and local sources. Typical private operator and privately funded users of TPS products include rental car shuttle vehicles and tour vehicle operators.

     TEA-21, the follow-on legislation to the Intermodal Surface Transportation Efficiency Act ("ISTEA"), is the primary program funding the USA transit market at the federal level. TEA-21 is a $41 billion six-year federal funding initiative. It promotes development of modern and expanded public transit systems in the United States and designates a wide range of devices, services and programs intended to increase the capacity of the nation's mobility systems. While major capital acquisitions can be federally funded even up to the 80-90% range in most instances, overall federal funding in the TPS market accounts for roughly 20% of all funding; the balance comes from a combination of state, local, and fare-box sources.

     The AVAS market, as served by the DR business unit division of DRI, emerged primarily because of ADA legislation. DR pioneered development of AVAS technology. DR Talking Bus met favorable acceptance of concept, design, and technology, in ADA compliance context. That regulatory driven acceptance has now grown into a basic customer service type of image as the AVAS market is maturing. The Company believes 20-25% of all new bus vehicles, and 30-35% of larger versions of those vehicles contained AVAS systems in 2000. This percentage is expected to increase over the next several years as AVAS reduce in cost, reduce in maintenance expense and complexity, integrate to deliver other features and services, and become perceived more as a form of customer service. DR has had minimal international sales but DRI believes acquisitions, working through TM, as well as pilot projects started in 1999, may enable the Company to develop and accelerate growth in the international market in the future. DR has majority market share in AVAS in the USA with one significant competitor.

     The EIDS industry and market of TPS served by TM and TVna is highly competitive and mature with growth closely tied to overall market size growth, increased market share capture, or growth precipitated by technological advances. Virtually all transit buses manufactured worldwide have some form of destination sign system and the percentage of those systems that are electronic is approximately 95% in US and 70% in major international markets. There are several EIDS competitors worldwide, typically including different organizations country to country; however, a single competitor holds a slim majority market share. TVna holds number two market share position in the USA and TM has minor share in Europe and Asia.

     The DAC industry and market of LES consists of government organizations at the local, state, and federal level. DAC also markets its products in North America and approximately fifteen foreign countries both direct and through a network of dealers. Typically, about 30% of DAC sales are to international customers although that percentage varies widely period to period. DAC's digital filter and tape transcriber technology reduces background noises that might otherwise make recorded voice signals unintelligible. Additionally, DAC products are used in vibration, acoustic, and communications disciplines in commercial markets.

PRODUCTS AND PRODUCT DESIGN

TRANSPORTATION PRODUCTS SEGMENT

     DRI's current TPS products include the DR500C+ Talking Bus(R) of DR and both TwinVision(R) light-emitting diODE illuminated flip-dot and all-LED EIDS of TM and TVna. TPS accounted for approximately 97% of DRI sales in 2000 and 92% in 1999.

     DR "Talking Bus(R)" AVAS Product Line: The Talking Bus(R) product is an automated next stop announcement AND passenger information system which is designed for use in transit buses, light rail vehicles, trains or subway cars, people movers, monorails, airport vehicles, tour buses, as well as other private and commercial vehicles. Talking Bus complies with the ADA and industry-recognized standards. It uses an open architecture computer-based microprocessor electronics system design that accommodates addition of new features and capabilities including interoperability with third-party equipment. Talking Bus' open architecture design permits expansion to the size required by the customer and integration with other electronic systems. Talking Bus offers easy downloading or transfer of software using an industry standard personal computer memory card international association ("PCMCIA") format; additionally, wireless download is available. Talking Bus is designed to meet the severe operating demands of temperature, humidity, shock, vibration and other environmental conditions found in its typical applications and is manufactured in an ISO 9002 compliant facility.

     When activated by a vehicle operator, or by an automatic trigger such as the GPS signal, Talking Bus provides a high quality digital audio "next stop" announcement properly timed to the route location; messages can be in any language. Audio messages are stored in flash memory not requiring battery backup.

     TM and TVna EIDS Product Line: The Company's EIDS products, generally known as "TwinVision(R)" Destination Sign Systems, represent leading state of the art technology pioneered by the TM subsidiary. The product line includes various models covering essentially all popular applications. These products adhere to ADA requirements and function under industry-recognized standards. They possess an open architecture, microprocessor-based system incorporating a new generation display device that utilizes a unique Patented light-emitting diode configuration to individually illuminate an improved electro-magnetic flip-dot device. This new generation display device, under license to the Company, improves the distance of readability while reducing end user maintenance expense. In year 2000, in addition to the TwinVision product, TVna and TM introduced still a newer technology called "all-LED." As the name implies, this is a display based on Light Emitting Diodes ("LED") and eliminates mechanical moving ("flip-dot") parts, delivering a further enhancement to distance of readability and lowered maintenance expense. Message programming for all these products is accomplished via proprietary ELYSE(R) software developed by TM and refined by TVna. Programming is accomplished through PMCCIA memory card download; additionally, wireless download is available. The product is manufactured under various contracts typically in ISO certified facilities.

     In January 2001, DRI entered into an exclusive license agreement with the University of Washington to use certain technology developed by the Intelligent Transportation Systems Research program at the University under the names, "BusView" and "MyBus." The technology, which the Company intends to integrate with the Talking Bus(R) product, is expected to enable transit system users to access information, via the Internet, about the vehicle they wish to board. The Company is negotiating with the University of Washington for continued development services. Integration of the licensed technology with the Company's Talking Bus(R) product is in the early development stage.

LAW ENFORCEMENT AND SURVEILLANCE SEGMENT

     DAC products include digital filter instruments and digital tape transcription machines. DAC accounted for approximately 3% of the Company's sales in 2000 and 8% in 1999.

     DAC Product Line: DAC markets an extensive line of digital signal processing instruments used by law enforcement agencies and organizations to enhance tape recordings collected from a variety of sources. Voices on such recordings are often obscured by hum, room noises, acoustic resonance, muffling, background music, street, and other noises. To enhance such recordings and make them understandable, the tape's audio is processed through a sequence of highly specialized adaptive audio filters. Additionally, in a similar process, DAC product can be used in live real-time applications. DAC products have major computational power with the typical digital filter employing multiple microprocessor devices.

MARKETING AND SALES

     All of the Company's products are marketed on a direct basis by the Company's sales and marketing personnel or through commissioned independent sales agents and dealers. Marketing and sales activities employ virtually all commonly used techniques as well as highly refined relationship and contact selling. This includes database marketing, highly selective advertising, direct contact selling, publication of newsletters directed to customers, participation in trade shows and industry conventions, and cooperative activities with system integrators. Additionally, DAC utilizes a specialized school offering end users opportunities to understand digital signal processing technology and to learn about DAC product operation via hands-on instruction.

     The Company regularly evaluates alternative modes of promoting and marketing its products and services. Website and Internet based marketing techniques currently serve to assist in promotional efforts although the custom specification Request for Quote nature of served markets does not yet lend itself to full scale marketing efforts through the Internet channel.

     The Company generates a significant portion of its sales from a relatively few key customers, the identity of which may vary from year to year. In 2000, four major customers accounted for 53.6% of the total net sales. One major customer accounted for 20.0% of the total net sales in 1999. Revenue from these customers consists primarily of electronic destination sign and automatic voice announcement systems.

RESEARCH AND DEVELOPMENT

     DRI is committed to the continued enhancement of all of its products and to the development or acquisition of products having related applications. The Company's objective is to develop products that are considered to be high quality, technically advanced, cost competitive, and capable of capturing a significant share of the applicable market. Product development to state of advanced technology product offering is one of the primary means by which DRI differentiates itself from competition.

     Technological enhancement of the Talking Bus(R) AVAS and TwinVision EIDS products will continue in the future to increase the Company's ability to integrate these products with other technologies, reduce unit cost of production, and advance the state of the art in the Company's ongoing program to improve profit margins as well as increase market share and market penetration. In addition, the Company plans to integrate technology developed by the University of Washington into the Talking Bus(R) product which will allow access to passenger information over the Internet. Beyond enhancement of existing product, totally new generations of product are under various stages of development.

     The TVna and TM subsidiaries of DRI introduced a new generation display element through its TwinVision LeDot(R) EIDS in 1996 (TM - Europe) and 1997 (TVna - USA). This new generation display combined known and proven benefits LED with improved electromagnetic "flip-dot" elements to enhance product performance. These enhancements improved distance of readability and reduced maintenance expense. This development, under a product display technology licensed to TVna and TM, virtually changed the entire EIDS industry and quickly became the industry standard. In 1999 and 2000, TM and TVna again led an industry technology change with a new generation of low-energy high-brightness all-LED display element eliminating the mechanical moving-part flip-dot as typically used in prior generations EIDS.

     DRI's engineering, research and development costs increased in 2000 as development activities continued in all business segments. Engineering, research and development expenses were $2,294,620 in 2000 and $1,865,940 in 1999, an increase of 23.0%. The Company believes convergence of core technologies, combined with the need for capital improvements, efficiencies and customer service in the transit and transportation market, will justify continuing high levels of research and development.

ACQUISITIONS AND REORGANIZATION

     As previously reported, DRI acquired DAC in 1995, acquired TM in 1996 and merged Robinson Turney International ("RTI") into DRI in 1998. The DAC acquisition increased DRI's revenue and profit as well as provided DRI with a leading product line and technology development platform. Acquisition of TM provided an important European market foothold as well as the origins of the TwinVision EIDS technology. The RTI merger delivered the essence of TwinVision business development and market capability, as well as access a license held by RTI.

     In July 2000, DRI entered into a non-binding letter of intent with Mobitec Holding AB, a Swedish company ("Mobitec"), and its shareholders to acquire all the outstanding shares of Mobitec. Mobitec makes and supplies information systems for public transport vehicles for the global market particularly in the Nordic market consisting of Iceland, Greenland, Sweden, Norway, Denmark and Finland. In December 2000, DRI and its newly formed wholly-owned subsidiary, DRI-Europa AB ("DRI-Europa"), entered into an Option Agreement, which was amended in February 2001, granting DRI and DRI-Europa the option to purchase all the shares of Mobitec. The proposed acquisition of Mobitec is expected to involve consideration to the sellers, including cash of approximately $4.2 million, issuing promissory notes of approximately $2.0 million, issuing certain restricted shares of DRI and granting to one of the sellers certain warrants to purchase DRI common stock. The issuance of certain shares of the Company's common stock and warrants as part of the proposed Mobitec acquisition will require shareholder approval and will be fully described in the Company's Proxy Statement for its Annual Meeting of Shareholders. If the required shareholder approval is given for those aspects of the acquisition requiring approval, the Mobitec acquisition is expected to close in June 2001.

COMPETITION

     The markets in which the Company participates are highly competitive and are subject to technological advances as well as evolving industry standards. The Company believes the principal competitive factors in all markets it serves include ease of use, service and support, price, the ability to integrate these products with other technologies, and maintaining leading edge technology.

     In the TPS segment, DRI views Luminator Holding L. P., an operating unit of Mark IV Industries, Inc., as its principal competitor. Clever Devices Ltd. and Meister Electronics, LC., are significant competitors in the domestic AVAS market. Other competitors exist, particularly in the international market, but they are not such as to be typically significant to current operations of the company.

     In the LES segment, the Company believes DAC is the dominant market force among the small number of participants in the industry. Filtering products produced for the commercial sound industry by companies such as AKG Acoustics GmbH are not specifically designed for voice filtering and are not considered significant competition. The Company recognizes Adaptive Digital Systems, Inc. as a competitor producing similar technology products but in a narrower product application range.

MANUFACTURING

     The principal supplier for the Company's DR business unit division, Xetel Corporation, is a contract manufacturing firm producing DR designed equipment. Trimble Navigation Ltd. supplies the GPS equipment for this DR product.

     The TVna and TM subsidiaries of the Company purchase display components and assemblies for EIDS from Lite Vision Corporation and Meccanica UGO Amelie of Italy. Lite Vision Corporation is a major stockholder in the company holding approximately 12.2% of the outstanding common stock. The Company has contracts with electronic manufacturing or contract assembly firms to assemble these components and assemblies both domestically and overseas. Domestic production is compliant with all "Buy America" regulations.

     The DAC subsidiary manufactures or assembles its own products. Printed circuit board components and enclosures are purchased from well-established vendors and small local hardware suppliers.

PROPRIETARY RIGHTS

     The Company currently relies on a combination of patents, copyrights, trade secrets, nondisclosure agreements, and licensing agreements to establish and protect its ownership of and access to proprietary and intellectual property rights. The Company attempts to keep the results of its research and development efforts proprietary, but may not be able to prevent others from using some or all of such information or technology or otherwise from "designing around" the intellectual property rights of the Company. Patents have been issued related to certain intellectual property rights under which the TwinVision products are produced. The Company has registered its Talking Bus(R) and TwinVision(R) trademarks and logos, as well as certain slogans, by-lines, and trade names with the United States Patent and Trademark Office.

     The Company intends to pursue new patents and other intellectual property right protection covering new technologies and developments on an on-going basis. The Company intends to maintain the integrity of its service marks, trade names and trademarks and other proprietary names and marks against unauthorized use and to protect against infringement and unfair competition.

EMPLOYEES

     As of March 8, 2001, the Company employs seventy-five people. The Company's employees are not covered by any collective bargaining agreements and the Company believes that its employee relations are good.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company leases 18,484 square feet of office and operational space in an office and light manufacturing complex in Durham, North Carolina. The lease agreement provides for monthly rental payments ranging from $13,486 to $17,083 and expires in May 2009. The Company leases approximately 2,200 square feet of corporate administration office space in Dallas, Texas and provides for monthly rental payments of approximately $4,350. The Company also leases approximately 4,700 square feet of office and operational space in Raleigh, North Carolina. This lease agreement contains rental rates ranging from $4,241 to $5,013 per month and runs through December 2002. The German subsidiary, TM, leases office and engineering space in Ettlingen, Germany with monthly rental payments of $2,551 and running through May 2002.

     Management believes, if necessary, additional office and manufacturing space will be available in or near its existing facilities at a cost approximately equivalent to or slightly higher than that now paid by the Company for its existing facilities.

ITEM 3.  LEGAL PROCEEDINGS

     On February 24, 1999, Mark IV Industries, Ltd. ("Mark IV") filed a lawsuit, MARK IV INDUSTRIES, LTD. V. DIGITAL RECORDERS, INC., in the United States District Court for the Northern District of Texas, alleging the Company was infringing two U.S. patents held by Mark IV and seeking unspecified monetary damages, treble damages, and injunctive relief. The allegations related to the display elements used in the TwinVision destination sign systems manufactured and marketed by the TwinVision of North America, Inc. subsidiary of the Company under an exclusive license for the patented display technology from Lite Vision Corporation ("Lite Vision") of Taiwan. The Company denied all the plaintiff's allegations and asserted counterclaims against Mark IV, including alleged violations of the antitrust laws.

     In a separate action filed July 26, 1999, also in the United States District Court for the Northern District of Texas, Mark IV further alleged the Company was infringing a continuation patent related to one of the two patents that is the subject of the lawsuit filed in February 1999 described above. In this second action, Mark IV asserted similar claims and saught similar relief.

     On February 15, 2000, TVna filed a legal action, TWINVISION V. LUMINATOR, in the United States District Court for the Eastern District of Texas, against the Luminator Holding LP subsidiary of Mark IV Industries, Inc., the ultimate parent of Mark IV Industries, Ltd. This action alleged infringement of the Lite Vision patents including the recently issued continuation patent, under which TVna holds an exclusive license, seeks damages, and injunctive relief.

     On or about October 27, 2000, the Company and TVna reached a settlement with Mark IV Industries, Ltd. and its parent corporation, as well as related business entities of that parent ("MARK IV"), of all the litigation pending between them described above. The parties agreed to dismiss all litigation, with prejudice, which bars future litigation of the same claims. While exact terms of the settlement are confidential, no funds were paid by either party in the settlement and all business activities of each party remain as prior to initiation of the litigation. The settlement includes Lite Vision.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None

                                   PART II

ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted on the NASDAQ Small Cap Market under the symbol "TBUS" and on the Boston Stock Exchange under the symbol "TBU". There are approximately 1,000 stockholders. The following table sets forth the range of high and low closing bid prices, as reported by The NASDAQ SmallCap Market, from January 1, 1999 through December 31, 2000. The prices set forth reflect interdealer quotations, without retail markups, markdowns or commissions, and do not necessarily represent actual transactions.



      1999                                 HIGH             LOW
                                           ----             ---
         First Quarter ................  $ 2.38           $ 1.38
         Second Quarter ...............    2.19             1.75
         Third Quarter ................    2.09             1.63
         Fourth Quarter ...............    4.81             1.50

      2000
         First Quarter ................  $ 4.38           $ 2.28
         Second Quarter ...............    2.63             1.63
         Third Quarter ................    2.69             1.91
         Fourth Quarter ...............    2.63             1.31

The Company had not declared any dividends on common stock during 2000 and 1999.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL

     DRI itself, or through contractors, designs, manufactures, sells, and services information technology ("IT") and audio surveillance technology products through two major business segments. These two business segments are 1) the transportation products segment; and 2) the law enforcement and surveillance segment.

     The TPS consists of the Digital Recorders business unit division and two wholly owned subsidiaries, TM, located in Germany and TVna, located in North Carolina. TPS products are sold worldwide in the passenger information communication industry and market. Sales are to transportation vehicle equipment customers including municipalities, regional transportation districts, federal, state, and local departments of transportation, transit agencies, vehicle manufacturers, and public, private, or commercial operators of those vehicles.

     The LES consists of DAC located in North Carolina. DAC serves customers in the United States federal, state, and local law enforcement agencies or organizations as well as their counterparts abroad.

     Sales to these customers are characterized by a lengthy sales cycle that generally extends for a period of two to twenty-four months. In addition, purchases by a majority of DRI customers are dependent on federal, state and local funding that may vary from year to year. The Company attributes its sales growth to introduction of new products, increased market penetration, competitive prices, strong industry standard-setting customer service, growing markets for its products, and strategic acquisitions.

     The Company typically recognizes revenue upon shipment of products to customers. Because the Company's operations are characterized by significant research and development expenses preceding product introduction, net sales and related expenses may not be recorded in the same period, thereby producing fluctuations in operating results. The Company's dependence on large contracts and orders, as well as on a small number of relatively large customers or projects, will increase the magnitude of fluctuations in operating results particularly on a period to period, or period over period, comparison basis.

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

RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenues represented by certain items included in the Company's Statements of Operations:

                                                                            YEAR ENDED
                                                                            DECEMBER 31,
                                                                            ------------
                                                                        2000           1999
                                                                        -----          -----
Net sales ...........................................................   100.0  %       100.0  %
Cost of sales .......................................................    63.5           64.9
                                                                        -----          -----
       Gross profit .................................................    36.5           35.1
                                                                        -----          -----
Operating expenses:                                                         -              -
       Selling, general and administrative ..........................    28.0           28.1
       Engineering, research and development ........................     7.7            8.3
                                                                        -----          -----
              Total operating expenses ..............................    35.7           36.4
                                                                        -----          -----
       Operating income (loss) ......................................     0.8           (1.3)
Other expense and interest expense ..................................    (1.7)          (0.8)
                                                                        -----          -----
       Loss before income taxes .....................................    (0.9)          (2.1)
Income tax expense ..................................................       -              -
                                                                        -----          -----
       Loss before change in accounting principle ...................    (0.9)          (2.1)
Less:  Cumulative effect of change in accounting principle                  -           (0.6)
                                                                        -----          -----
Net loss ............................................................    (0.9) %        (2.7) %
                                                                        =====          =====

COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND 1999

     Net sales for the year ended December 31, 2000 were $29,886,168, an increase of $7,444,934 or 33.2%, as compared to $22,441,234 for fiscal 1999. Increased sales resulting from a higher market share in the TPS was the most significant factor contributing to the increase.

     For the year 2000, TPS sales increased $8,321,324 or 40.3% from $20,665,129 in 1999 to $28,986,453 in 2000. The increase reflects improved market share.

     DAC sales decreased $876,391 in fiscal 2000, or 49.3% from $1,776,106 in 1999 to $899,715 in 2000. The sales decline of this limited niche market was primarily the result of government orders not materializing as compared to prior years.

     Gross profit for 2000 was $10,905,599, an increase of $3,019,499, or 38.3%, as compared to gross profit of $7,886,100 in 1999. As a percentage of sales, gross profit was 36.5% of net sales in 2000 as compared to 35.1% during 1999. The slight increase in gross profit was largely generated from Twin Vision during 2000 as lower material costs for major components was obtained from suppliers.

     Selling, general and administrative expenses during 2000 were $8,378,225, an increase of $2,075,036 or 32.9% as compared to $6,303,189 of such expenses during 1999. This increase was attributed primarily to higher payroll and related fringe benefits to support the Company's continued growth. Note the percentage of sales decreases from 28.1% in 1999 to 28.0% in 2000.

     Engineering and research and development expenses for 2000 were $2,294,620, an increase of $428,680, or 23%, as compared to engineering, research and development expenses of $1,865,940 in 1999. As a percent of net sales, these expenses were 7.7% in 2000 and 8.3% in 1999. This increase in total dollars was primarily related to additional engineering personnel and outside engineering expense for software and hardware development, sustaining product engineering and new product development.

     The net change in operating loss was a decrease of $515,783 from a loss of $283,029 in 1999 to a profit of $232,754 in 2000. This improvement is due primarily to the factors set forth above.

     Total other income (expense) for 2000 was ($512,217), an increase of $326,661 as compared to ($185,556) for 1999. This increase is primarily the result of higher interest expense due to increased borrowings and higher interest rates for the year.


LIQUIDITY AND CAPITAL RESOURCES

     On August 23, 1999, DRI and its subsidiaries signed a four year Revolving and Term Lines of Credit Agreement ("Credit Agreement") with Fremont Financial Corporation, a subsidiary of Finova Group Inc. The Credit Agreement provides up to $11.25 million for borrowing by DRI to be used for acquisitions, working capital and general corporate purposes. The amount available to borrow under the revolving portion of the Credit Agreement is determined based on a formula of eligible trade accounts receivable and inventory. The trade accounts receivable basis is eighty-five percent (85%) of eligible domestic U.S. trade accounts plus the lessor of fifty percent (50%) or $750,000 of eligible trade accounts of TM, the German subsidiary. The inventory basis is a weighted average formula on the ratio of domestic U.S. inventory to the total confirmed sales orders with advances of thirty-five percent (35%) of primary components with a limit of $1,000,000 and eight percent (8%) of general inventory with no specific limit. The term portion of the Credit Agreement will be primarily used to fund the machinery and equipment and real estate assets of acquisitions. The interest rate on the revolving credit portion of the agreement is the published prime lending rate plus one and three-quarters percent. Credit extended for acquisitions bears an interest rate of prime plus two percent. The outstanding debt under this agreement at December 31, 2000 was $5,555,078 with additional borrowing availability of $568,153. The outstanding debt under this agreement is substantially secured by all the assets of the Company and its subsidiaries.

     As amended, the Credit Agreement includes other customary covenants and conditions relating to the conduct and operation of DRI's business. Specifically, as amended, the Credit Agreement limits the payment of dividends on any class of stock to $177,000 and subjects DRI to a 1:1 Earnings Before Interest Taxes Depreciation and Amortization to interest coverage ratio to be calculated on a quarterly basis. In addition, the acquisition of any companies require approval from the lender. The Company was in compliance with these covenants at December 31, 2000. Interest expense was $510,598 and $167,166 for 2000 and 1999, respectively.

     As of December 31, 2000, the Company's principal sources of liquidity included cash and cash equivalents of $123,862, trade accounts receivable of $9,517,923, inventory of $5,463,003, short term borrowings under its Credit Agreement of $5,555,078 and trade accounts payable of $5,489,895 providing the Company with net working capital of $3,297,735.

     The Company's operating activities used cash of $1,867,414 during 2000 and $2,060,611 during 1999. For 2000 the increase in Accounts Receivable of $3,946,471 and Inventory of $1,140,612 was offset partially by the increase in accounts payable of $2,442,559. Working capital requirements will continue to increase with growth in the Company's sales, primarily due to the span between the time the Company must pay its suppliers and the time the Company receives payment from its customers, particularly its governmental customers and bus manufacturers.

     The Company's investing activities used cash of $246,335 and $411,713 for 2000 and 1999, respectively. During both periods, the use of cash was primarily for computer systems related expenditures and office furniture and fixtures for additional personnel.

     The Company's financing activities provided net cash of $2,086,235 and $2,199,944 during 2000 and 1999, respectively. The majority of these funds were used to finance the growth of the Company as accounts receivable and inventory increased over the prior year.

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

         Consolidated Financial Statements follow this page


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                    DIGITAL RECORDERS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                             PAGE(S)
                                                                                             -------
Independent Accountant's Report                                                                 13

Consolidated Balance Sheets - December 31, 2000 and 1999 ................................       14

Consolidated Statements of Operations - Years Ended December 31, 2000 and 1999                  15

Consolidated Statements of Stockholders' Equity -
     Years Ended December 31, 2000 and 1999 .............................................       16

Consolidated Statements of Cash Flows  - Years Ended December 31, 2000 and 1999              17-18

Notes to Consolidated Financial Statements. .............................................    19-30


                                  [LETTERHEAD]

                         Independent Accountant's Report




To the Board of Directors
Digital Recorders, Inc.
Durham, North Carolina

We have audited the accompanying consolidated balance sheets of Digital Recorders, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Recorders, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

As described in Note 1 to the consolidated financial statements, on January 1, 1999, the Company changed its method of accounting for costs of start-up activities to adopt Statement of Position 98-5, "Reporting on the Cost of Start-up Activities."

                                     McGladrey & Pullen, LLP


Raleigh, North Carolina
February 23, 2001

                    DIGITAL RECORDERS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                            December 31, 2000 AND 1999


ASSETS                                                                                    2000              1999
------                                                                                    ----              ----
Current Assets:
     Cash and cash equivalents                                                       $   123,862       $   242,820
     Trade accounts receivable, less allowance for doubtful accounts of $55,000
         and $77,250 at December 31, 2000 and 1999, respectively                       9,517,923         5,571,452
     Other receivables                                                                    50,652           212,182
     Inventories                                                                       5,463,003         4,322,391
     Prepaids and other current assets                                                   360,016           623,139
                                                                                     -----------       -----------
         Total current assets                                                         15,515,456        10,971,984
                                                                                     -----------       -----------
Property and equipment, less accumulated depreciation of
     $741,367 and $525,875 at December 31, 2000 and 1999, respectively                   586,410           555,567
Goodwill, less accumulated amortization of $686,389 and $700,205
     at December 31, 2000 and 1999, respectively                                       1,078,611         1,208,230
Intangible assets, less accumulated amortization of $123,462 and $290,771
     at December 31, 2000 and 1999, respectively                                          76,129            86,974
Deferred taxes                                                                           170,373           122,235
Other assets                                                                             393,246           239,583
                                                                                     -----------       -----------
         TOTAL ASSETS                                                                $17,820,225       $13,184,573
                                                                                     ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
     Line of credit                                                                  $ 5,555,078       $ 3,292,619
     Accounts payable                                                                  3,265,340         2,395,017
     Accounts payable, related party                                                   2,224,555           652,319
     Accrued expenses                                                                  1,128,498           650,733
     Preferred stock dividends payable                                                    44,250            44,250
                                                                                     -----------       -----------
         Total current liabilities                                                    12,217,721         7,034,938
                                                                                     -----------       -----------

Series AAA Redeemable, Convertible, Nonvoting Preferred Stock, $.10 par value,
     Liquidation Preference of $5,000 per share (mandatory redemption on
     December 31, 2003); 20,000 shares authorized; 354 shares issued
     and outstanding at December 31, 2000 and 1999                                     1,770,000         1,770,000
                                                                                     -----------       -----------

Stockholders' Equity:
     Common stock, $.10 par value, 10,000,000 shares authorized;
     3,274,475 and 3,274,075 shares issued and outstanding at
     December 31, 2000 and 1999, respectively                                            327,447           327,407
     Additional paid-in capital                                                       11,158,826        11,335,090
     Accumulated other comprehensive loss - foreign currency translation                (328,722)         (237,278)
     Accumulated deficit                                                              (7,325,047)       (7,045,584)
                                                                                     -----------       -----------
         Total stockholders' equity                                                    3,832,504         4,379,635
                                                                                     -----------       -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $17,820,225       $13,184,573
                                                                                     ===========       ===========

     See accompanying notes to consolidated financial statements

                    DIGITAL RECORDERS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999



                                                                                          2000               1999
                                                                                      ------------       ------------
Net sales                                                                             $ 29,886,168       $ 22,441,234
Cost of sales                                                                           18,980,569         14,555,134
                                                                                      ------------       ------------
      Gross profit                                                                      10,905,599          7,886,100
                                                                                      ------------       ------------
Operating expenses:
      Selling, general and administrative                                                8,378,225          6,303,189
      Engineering, research and development                                              2,294,620          1,865,940
                                                                                      ------------       ------------
          Total operating expenses                                                      10,672,845          8,169,129
                                                                                      ------------       ------------
      Operating income (loss)                                                              232,754           (283,029)
Other expense                                                                               (1,619)           (18,390)
Interest expense                                                                          (510,598)          (167,166)
                                                                                      ------------       ------------
          Total other expense and interest expense                                        (512,217)          (185,556)
                                                                                      ------------       ------------
      Loss before income taxes                                                            (279,463)          (468,585)
Income tax expense                                                                               -                  -
                                                                                      ------------       ------------
      Loss before change in accounting principle                                          (279,463)          (468,585)
Less:  Cumulative effect of change in accounting principle                                       -            135,887
                                                                                      ------------       ------------
      Net loss                                                                            (279,463)          (604,472)
Preferred stock dividend requirements                                                     (177,000)          (172,100)
                                                                                      ------------       ------------
      Net loss applicable to common shareholders                                      $   (456,463)      $   (776,572)
                                                                                      ============       ============
Earnings per share:
      Net loss before cumulative effect of change in accounting principle             $      (0.14)      $      (0.20)
      Cumulative effect of change in accounting principle                                        -              (0.04)
                                                                                      ------------       ------------
      Total basic and diluted net loss per share                                      $      (0.14)      $      (0.24)
                                                                                      ============       ============
      Weighted average number of common shares and common
      equivalent shares outstanding                                                      3,274,108          3,274,075
                                                                                      ============       ============

      See accompanying notes to consolidated financial statements.

                    DIGITAL RECORDERS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                         Common Stock
                                    -----------------------                             Accumulated
                                      Number                  Additional                    Other                          Total
                                     of shares     Par         Paid-in     Accumulated  Comprehensive  Comprehensive  Stockholders'
                                      issued      Value        Capital       Deficit    Income (loss)  Income (loss)      Equity
                                    ---------- ----------- ------------- -------------  -------------  -------------  -------------
Balance as of January 1, 1999       3,274,075  $  327,407  $ 11,507,190  $  (6,441,112) $   (48,839)                   $ 5,344,646
Comprehensive income (loss):
     Net loss                                                                 (604,472)                $   (604,472)      (604,472)
     Translation adjustment                                                                (188,439)       (188,439)      (188,439)
                                                                                                       ------------
        Total  comprehensive loss                                                                      $   (792,911)
                                                                                                       ============
Preferred stock dividends                                      (172,100)                                                  (172,100)
                                    ---------- ----------- ------------- -------------  -------------                 -------------
Balance as of December 31, 1999     3,274,075     327,407    11,335,090     (7,045,584)    (237,278)                     4,379,635

Comprehensive income (loss):
     Net loss                                                                 (279,463)                $   (279,463)      (279,463)
     Translation adjustment                                                                 (91,444)        (91,444)       (91,444)
                                                                                                       ------------
        Total comprehensive loss                                                                       $   (370,907)
                                                                                                       ============
Issuance of common stock                  400          40           736                                                        776
Preferred stock dividends                                      (177,000)                                                  (177,000)
                                    ---------- ----------- ------------- -------------  -------------                 -------------
Balance as of December 31, 2000     3,274,475  $  327,447  $ 11,158,826  $  (7,325,047)  $ (328,722)                   $ 3,832,504
                                    ========== =========== ============= =============  =============                 =============

See accompanying notes to consolidated financial statements.

                    DIGITAL RECORDERS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                                2000               1999
                                                                          --------------     ---------------
Cash flows from operating activities:
     Net loss                                                             $     (279,463)    $     (604,472)
     Adjustments to reconcile net loss  to net cash
     used in operating activities:
         Depreciation of property and equipment                                  215,492            171,696
         Amortization of goodwill and intangible assets                          178,925             71,740
         Cumulative effect of change in accounting principle                           -            135,887
Changes in operating assets and liabilities:
     (Increase) in trade accounts receivable                                  (3,946,471)        (2,200,087)
     Decrease (increase) in other receivables                                    161,530           (173,383)
     (Increase) in inventories                                                (1,140,612)          (274,561)
     Decrease (increase) in prepaids and other current assets                    263,123           (474,228)
     (Increase) in deferred taxes                                                (48,138)          (122,235)
     (Increase) in intangibles                                                   (38,461)           (54,136)
     (Increase) in other assets                                                 (153,663)           (22,922)
     Increase  in accounts payable                                             2,442,559          1,567,597
     Increase (decrease) in accrued expenses                                     477,765            (31,530)
     (Decrease) in income tax payable                                                  -            (49,977)
                                                                          --------------     ---------------
         Net cash used in operating activities                                (1,867,414)        (2,060,611)
                                                                          --------------     ---------------
Cash flows used in investing activities:
     Purchases of property and equipment                                        (246,335)          (411,713)
                                                                          --------------     ---------------
Cash flows from financing activities:
     Proceeds from issuance of common stock                                          776                  -
     Proceeds from short-term bank borrowings                                 25,671,950         11,973,171
     Principal payments on short-term bank borrowings                        (23,409,491)        (9,605,552)
     Payment of dividends on preferred stock                                    (177,000)          (167,675)
                                                                          --------------     ---------------
         Net cash provided by financing activities                             2,086,235          2,199,944
                                                                          --------------     ---------------
Effect of exchange rate changes                                                  (91,444)          (188,439)
                                                                          --------------     ---------------
Net decrease in cash and cash equivalents                                       (118,958)          (460,819)
Cash and cash equivalents at beginning of year                                   242,820            703,639
                                                                          --------------     ---------------
Cash and cash equivalents at end of year                                  $      123,862     $      242,820
                                                                          ==============     ===============
Supplemental Disclosure of Cash Flow Information:
     Cash paid during the year for interest                               $      490,294  $         186,189
                                                                          ==============     ===============
     Cash paid during the year for income taxes                           $            -  $          43,710
                                                                          ==============     ===============

See accompanying notes to consolidated financial statements.

                    DIGITAL RECORDERS, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2000 and 1999


Supplemental disclosures of non-cash investing and financing activities

           During 2000 and 1999, the Company declared dividends on Series AAA Preferred Stock in the amount of $177,000 and $172,100, respectively. During 2000 and 1999, the Company paid dividends to holders of Series AAA Preferred Stock in the amount $177,000 and $167,675, respectively.

                     DIGITAL RECORDERS, INC. AND SUBSIDARIES

                   Notes to Consolidated Financial Statements

(1)        ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           (a)  ORGANIZATION

           Digital Recorders, Inc. (the "Company") designs, manufactures or contracts for the manufacture of, and sells products to the mass transit market and the law enforcement market. Customers include municipalities, regional transportation districts, federal, state and local departments of transportation, turnpikes, bus manufacturers, and law enforcement agencies or organizations. The Company markets primarily to customers located in North America, Asia and Europe.

           (b)  PRINCIPLES OF CONSOLIDATION

           The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

           (c)  ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

           Effective January 1, 1999, the Company adopted the provisions of Statement of Position 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES, which requires start-up activities, including organization costs, to be expensed as incurred. The impact of this pronouncement in 1999 resulted in a one-time charge to operations, as a cumulative effect of a change in accounting principle, of $135,887 of organization costs to conform with this statement.

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

                    DIGITAL RECORDERS, INC. AND SUBSIDIARIES

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

           (k)  PER SHARE AMOUNTS

           The basic net income (loss) per common share has been computed based upon the weighted average of shares of common stock outstanding. Diluted net income (loss) per common share has been computed based upon the weighted average of shares of common stock outstanding and shares that would have been outstanding assuming the issuance of common stock for all dilutive potential common stock outstanding. The Company's convertible preferred stock and outstanding stock options and warrants represent the only dilutive potential common stock outstanding. The amounts of income (loss) used in the calculations of diluted and basic income (loss) per common share were the same for all the years presented. Diluted net income (loss) per common share is equal to the basic net income (loss) per common share for the years ended December 31, 2000 and 1999 as common equivalent shares from stock options and stock warrants would not have a dilutive effect because of the Company's loss from continuing operations.

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

           (m)  STOCK-BASED COMPENSATION

           Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board No. 25, "Accounting for Stock Issued To Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

                    DIGITAL RECORDERS, INC. AND SUBSIDIARIES

(1)        ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
           CONTINUED

           (n)  TRANSLATION OF FOREIGN CURRENCY

           Foreign currency assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the year. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U. S. dollars (net of deferred income tax benefits of $170,373 and $122,235 at December 31, 2000 and 1999, respectively) are accumulated as the cumulative translation adjustment included in accumulated comprehensive loss in stockholders' equity. Realized gains and losses on foreign currency transactions, if any, are included in operations for the year.

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

           (q)  CERTAIN RECLASSIFICATIONS

           Certain reclassifications have been made to the 1999 financial statement balances to conform to the 2000 financial statement classifications with no effect on the net loss or stockholders' equity.

(2)        PROPERTY AND EQUIPMENT

           Property and equipment consists of the following:


                                                                        December 31,
                                                                   2000              1999
                                                             ---------------    --------------
Leashold improvements                                        $        34,120    $       19,726
Automobiles                                                            4,000             4,000
Computer and telecommunications equipment                            614,110           489,563
Test equipment                                                       170,329           152,384
Furniture and  fixtures                                              505,218           415,769
                                                             ---------------    --------------
                                                                   1,327,777         1,081,442
Less accumulated depreciation and amortization                       741,367           525,875
                                                             ---------------    --------------
                                                             $       586,410    $      555,567
                                                             ===============    ==============

                    DIGITAL RECORDERS, INC. AND SUBSIDIARIES

(3)     LEASES

           The Company leases its premises and certain office equipment under various operating leases which expire at various times through 2009. Rent and lease expense under these operating leases was $532,327 and $362,028 for the years ended December 31, 2000 and 1999, respectively.

           At December 31, 2000, future minimum lease payments under the non-cancelable operating leases are as follows:

                Year ending December 31,
                        2001                                $      530,091
                        2002                                       377,001
                        2003                                       254,456
                        2004                                       201,996
                        2005                                       188,210
                        Thereafter                                 443,507
                                                            --------------
                        Total minimum lease payments        $    1,995,261
                                                            ==============

(4)        DEBT

           On August 23, 1999, DRI and its subsidiaries signed a four year Revolving and Term Lines of Credit Agreement ("Credit Agreement") with Fremont Financial Corporation, a subsidiary of Finova Group Inc. The Credit Agreement provides up to $11.25 million for borrowing by DRI to be used for acquisitions, working capital and general corporate purposes. The amount available to borrow under the revolving portion of the Credit Agreement is determined based on a formula of eligible trade accounts receivable and inventory. The trade accounts receivable basis is eighty-five percent (85%) of eligible domestic U.S. trade accounts plus the lessor of fifty percent (50%) or $750,000 of eligible trade accounts of Transit-Media GmbH, the German subsidiary. The inventory basis is a weighted average formula on the ratio of domestic U.S. inventory to the total confirmed sales orders with advances of thirty-five percent (35%) of primary components with a limit of $1,000,000 and eight percent (8%) of general inventory with no specific limit. The term portion of the Credit Agreement will be primarily used to fund the machinery and equipment and real estate assets of acquisitions. The interest rate on the revolving credit portion of the agreement is the published prime lending rate plus one and three-quarters percent. Credit extended for acquisitions bears an interest rate of prime plus two percent. The outstanding debt under this agreement at December 31, 2000 was $5,555,078 with additional borrowing availability of $568,153. The outstanding debt under this agreement is substantially secured by all the assets of the Company and its subsidiaries.

           As amended, the Credit Agreement includes other customary covenants and conditions relating to the conduct and operation of DRI's business. Specifically, as amended, the Credit Agreement limits the payment of dividends on any class of stock to $177,000 and subjects DRI to a 1:1 Earnings Before Interest Taxes Depreciation and Amortization to interest coverage ratio to be calculated on a quarterly basis. In addition, the acquisition of any companies requires approval from the lender. The Company was in compliance with these covenants at December 31, 2000. Interest expense was $510,598 and $167,166 for 2000 and 1999, respectively.

                    DIGITAL RECORDERS, INC. AND SUBSIDIARIES

(5)        PREFERRED STOCK

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

           On April 6, 1998, the holders of the Series AAA Preferred Stock approved an amendment to the Company's Articles of Incorporation to
           (i) extend the mandatory redemption date of the Series AAA Preferred Stock (the "Preferred Shares") to December 31, 2003, (ii) permit the earlier redemption of the Preferred Shares at the Company's option at any time upon 30 days' written notice, (iii) increase the amount of the quarterly dividend payable with respect to each Preferred Share from $112.50 to $125.00 beginning in 1999, and (iv) increase the number of shares of Common Stock of the Company issuable upon conversion of each Preferred Share from 500 shares of Common Stock to 625 shares of Common Stock. Such amendment was presented to a vote of the holders of Common Stock during the Company's annual stockholders meeting and was adopted

           On December 13, 1999, the Board of Directors authorized the creation of 10,000 shares of a class of preferred stock designated as "Series D Junior Participating Preferred Stock" having a par value of $ .10. See Stockholders' Rights - Note 13.

(6)        COMMON STOCK WARRANTS

           Each warrant granted in connection with the public offering allows the holder to purchase one share of Common Stock at a price of $7.50 per share. These warrants were to expire in August 1998 but were extended until June 29, 2001. No other terms of these warrants were changed. At December 31, 2000 and 1999, 1,265,000 warrants were outstanding, and no warrants had been exercised.

           During 1997, 75,000 warrants were granted which allow the holder to purchase one share of Common stock for each warrant granted. 37,500 of these warrants are to purchase Common Stock at a price of $3.00 per share, 18,750 are to purchase Common Stock at a price of $5.00 per share and the remaining 18,750 are to purchase Common Stock at a price of $7.50 per share. At December 31, 2000, 100% of each group of these warrants had vested and all 75,000 of these warrants were outstanding. These warrants expire in June 2002.

                    DIGITAL RECORDERS, INC. AND SUBSIDIDARIES

(7)        COMMON STOCK OPTIONS

           (a)  INCENTIVE STOCK OPTION PLAN

           The Company has an incentive stock option plan for employees whereby options to purchase Common Stock are granted at no less than the stock's estimated fair market value at the date of the grant and may be exercised during specified future periods.


                                                                      2000                            1999
                                                              ----------------------         -----------------------
                                                                          Weighted-                      Weighted-
                                                                           Average                        Average
                                                                           Exercise                       Exercise
                                                               Shares       Price             Shares       Price
                                                              ---------   ----------         ---------   -----------
           Outstanding at beginning of year                    478,200    $     2.53          381,412    $   2.75
           Granted                                             131,500          1.96          104,688        1.94
           Exercised                                              (400)         1.94                -           -
           Canceled                                            (21,500)         2.28           (7,900)       2.51
                                                              ---------   ----------         ---------   -----------
           Outstanding at end of year                          587,800    $     2.42          478,200    $   2.53
                                                              =========   ==========         =========   ===========
           Weighted-average fair value of
           options granted during the year                                $     1.19                     $   3.33


                                           Options Outstanding                                  Options Exercisable
                        -------------------------------------------------------         ---------------------------------
                         Number        Weighted-Average                                     Number
      Range of          Outstanding          Remaing          Weighted-Average          Exercisable    Weighted-Average
      Exercise Prices   at 12/31/00    Contractual Life         Exercise Price           at 12/31/00      Exercise Price
     $1.65 - 2.03           274,712           7.15 years            $2.93                   273,046           $2.94
      2.31 - 3.00           313,088           8.51 years             1.96                   270,754            1.96
                        -----------                                                     ------------
                            587,800                                                         543,800
                        ===========                                                     ============


           (b)  NON-QUALIFIED STOCK OPTIONS

           The Company has issued options to purchase Common Stock primarily to non-employee members of the Board of Directors or committees of the Board of Directors which are exercisable at times and in increments as specified by the individual agreements.

           The following is a summary of nonqualified stock options:


                                                                      2000                            1999
                                                              ----------------------         -----------------------
                                                                          Weighted-                       Weighted-
                                                                           Average                         Average
                                                                          Exercise                        Exercise
                                                               Shares       Price             Shares        Price
                                                              ---------   ----------         ---------   -----------
                    Outstanding at beginning of year          137,987     $    2.23           83,987     $  2.64
                    Granted                                    80,000          2.13           68,000        1.87
                    Exercised                                       -             -                -           -
                    Canceled                                   (2,000)         1.94          (14,000)       2.91
                                                              ---------   ----------         ---------   -----------
                    Outstanding at end of year                215,987     $    2.20          137,987     $  2.23
                                                              ---------   ----------         ---------   -----------
                    Weighted-average fair value of
                    options granted during the year                       $    1.18                      $  3.35


                                           Options Outstanding                                  Options Exercisable
                        -------------------------------------------------------         ---------------------------------
                         Number        Weighted-Average                                     Number
      Range of          Outstanding          Remaing          Weighted-Average          Exercisable    Weighted-Average
      Exercise Prices   at 12/31/00    Contractual Life         Exercise Price           at 12/31/00      Exercise Price
        $1.63 - 2.00       79,987          7.08 years             $2.64                     79,987           $2.64
         2.38 - 3.00      136,000          8.92 years              1.93                    136,000            1.93
                        ------------                                                    ------------
                          215,987                                                          215,987
                        ============                                                    ============

                    DIGITAL RECORDERS, INC. AND SUBSID1ARIES

           (c)  STOCK-BASED COMPENSATION

           As described in Note 1, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and, accordingly, no compensation cost has been recognized for stock options issued under the Company's stock option plans. Had compensation cost for the Company's stock option plans been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's pro forma basic and diluted net loss per common share would have been as follows:


                                                               2000                    1999
                                                               ----                    ----
            Net loss applicable to
                 common stockholders                      $  (456,463)               $  (776,572)
            Pro forma net loss applicable
                 to common stockholders                   $  (613,548)               $(1,125,268)
            Basic and diluted net loss
                 per common share                         $     (0.14)               $     (0.24)
                 per common share                         $     (0.19)               $     (0.34)

           In the pro forma calculations shown above, the Company used the Black-Scholes option pricing model to calculate the fair value of the stock options and stock warrants granted during 2000 and 1999. Significant assumptions used by the Company for these pro forma calculations are as follows:


                                                                  2000                       1999
                                                                  ----                       ----
                Risk-free interest rate                           6.50%                      6.80%
                Expected life                                    10 years                   10 years
                Expected volatility                              66.33%                     63.93%
                Expected dividends                                None                       None

(8)        INCOME TAXES

           (a) The components of the net deferred tax assets as of December 31, 2000 and 1999 are as follows:


                                                                                      2000                      1999
                                                                              --------------             --------------
                Deferred tax assets:
                    Net operating loss carryforwards                          $      752,713             $     833,954
                    Tax credits                                                       87,908                    87,908
                    Foreign translation benefits                                     170,373                   122,235
                    Inventory  reserve                                                17,349                    17,453
                    Inventory capitalization                                          46,189                    39,535
                    Organization and start-up costs                                  207,328                   208,570
                    Other accruals and reserves                                       14,326                    26,183
                                                                              --------------             --------------
                                  Total gross deferred tax assets                  1,296,186                 1,335,838
                    Less valuation allowance                                      (1,126,013)               (1,213,603)
                                                                              --------------             --------------
                                  Net deferred tax assets                     $      170,173             $     122,235
                                                                              ==============             =============

                The Company has determined that the need for a valuation allowance arises due to the Company's history of operating losses.

                    DIGITAL RECORDERS, INC. AND SUBSIDIARIES

      (b) The reasons for the difference between actual income tax expense (benefit) for the years ended December 31, 2000 and 1999 are computed by applying the statutory federal income tax rate to pretax earnings
           (loss) from continuing operations are as follows:


                                                                         2000                                   1999
                                                              -----------------------------    ---------------------------------
                                                               Amount         % of Pretax                Amount      % of Pretax
                                                                             Earnings (loss)                         Earnings (loss)
                                                              -----------------------------    ---------------------------------
                Income tax (benefit) at statutory rate        $   (97,812)       (35.0)%      $      (211,565)         (35.0)%
                    Foreign subsidiary losses                     263,781         94.4                279,401           46.2
                    Change in valuation allowance                 (87,590)       (31.3)              (113,808)         (18.8)
                    Other                                         (78,379)       (28.1)                45,972            7.6
                                                              --------------------------      ---------------------------------
                       Income tax expense (benefit)           $       -            -   %      $           -                - %
                                                              ==========================      =================================

      (c) At December 31, 2000, the Company has net operating loss carryforwards for federal income tax purposes of $2,032,689, which are available to offset future federal taxable income, if any, through 2006 to 2012. In addition, two of the Company's subsidiaries have net economic loss carryforwards for state income tax purposes of $879,986, which are available to offset future state taxable income, if any, through 2003 and 2005.

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

           The Company also has research and development tax credits for federal income tax purposes of $87,908 at December 31, 2000 which expire in various years from 2009 through 2013.

(9)        OTHER COMPREHENSIVE INCOME

           The following is a summary of the tax effects of the components of other comprehensive income, consisting solely of foreign currency translation adjustments, reported in the statements of stockholders' equity for the years ended December 31, 2000 and 1999:


                                                                       Pre-tax             Tax        Net-of-tax
                                                                        Amount           Benefit        Amount
                                                                    -----------        ----------    -----------
           Year end December 31, 2000:
           Foreign currency translation adjustments                 $( 141,584)        $   50,140     $(  91,444)
                                                                    ===========        ==========     ===========
           Year end December 31,1999:
           Foreign currency translation adjustments                 $ (310,674)        $  122,235     $(188,439)
                                                                    ===========        ==========     ===========

                    DIGITAL RECORDERS, INC. AND SUBSIDIARIES

  (10)     MAJOR CUSTOMERS

 Net sales for the years ended December 31, 2000 and 1999, include sales in the Transportation Products Segment to the following major customers:


                                                 Amount of Net Sales
                                               Year Ended December 31,
                                           ----------------------------------
     Customer                                   2000                 1999
     ----------                            --------------       -------------
     Customer A                            $  4,588,449         $     *
     Customer B                               4,565,738            4,531,968
     Customer C                               3,545,922               *
     Customer D                               3,315,953               *
                                           --------------       -------------
                                           $ 16,016,062         $  4,531,968
                                           ==============       =============


                                                   Trade Receivable
                                               Balance as of December 31,
                                           ----------------------------------
                                               2000                  1999
                                           --------------       -------------
     Customer A                            $  1,388,770         $     *
     Customer B                                 394,872              756,800
     Customer C                               2,227,570               *
     Customer D                                 812,911               *
                                           --------------       -------------
                                           $  4,824,123         $    756,800
                                           ==============       =============

           * The net sales to Customers A, C and D were not significant for the year ended December 31, 1999.

(11)       RELATED PARTY TRANSACTIONS

           Effective April 1997, the Company entered into a lease agreement for an office building with a stockholder. The Company paid $53,118 in rental fees during both 2000 and 1999 to the stockholder. Commitments under this lease are $57,840 and $60,156 for the years 2001 and 2002, respectively.

           The Company purchases electronic components supporting the transportation products segment from a major stockholder, Lite Vision Corporation ("Lite Vision"), a public Taiwan company. Lite Vision holds 12.2% of the outstanding shares of common stock. The components consist primarily of light emitting diodes (LED) printed circuit boards and power supplies. The Company purchased approximately $6.7 million and $5.3 million during 2000 and 1999, respectively.

           The accounts payable balance due to Lite Vision was $2,224,555 and $652,319 at December 31, 2000 and 1999, respectively.

           John D. Higgins, a director of the Company, is a member of the Corporate Finance Group of Investec Ernst & Co., an international investment and merchant-banking firm that was engaged in December 2000 to provide a fairness opinion with respect to certain aspects of the proposed Mobitec Acquisition. See Note 15 - "Subsequent Events." If the proposed Mobitec Acquisition is completed, Investec Ernst & Co. will receive a fee of $45,000, plus reasonable actual expenses, for furnishing the fairness opinion.

           In addition, also as part of the proposed Mobitec Acquisition, Investec Ernst & Co. will receive a fee upon successful completion of certain convertible debenture financing which would contribute to the Company's consideration to be paid to the sellers in the proposed Mobitec Acquisition. If such financing is completed, Investec Ernst & Co. will receive a fee up to $17,500 based upon a percentage of the amount of financing.

           The Company believes that these transactions with Investec Ernst & Co. were arranged at terms at least as favorable to the Company as those generally available from unaffiliated third parties.

                    DIGITAL RECORDERS, INC. AND SUBSIDIARIES

 (12)      SEGMENT INFORMATION

           The Company has two principal business segments which are based upon differences in products and technology: (1) transportation products segment and (2) law enforcement and surveillance segment. The transportation products segment produces automated announcement and passenger information systems and electronic destination sign products for municipalities, transportation districts, departments of transportation and bus manufacturers. The law enforcement and surveillance segment produces digital signal processing products for law enforcement agencies and organizations.

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


                                                                       2000                1999
                                                                ----------------    -----------------
            Net sales
                  Transportation products                       $    28,986,453     $     20,665,129
                  Law enforcement and surveillance                      899,715            1,776,106
                                                                ----------------    -----------------
                                                                $    29,886,168     $     22,441,234
                                                                ================    =================
            Income (loss) from operations
                  Transportation products                       $     3,936,346     $      1,451,198
                  Law enforcement and surveillance                     (578,413)             427,287
                  Corporate office and administration                (3,637,396)          (2,347,070)
                                                                ----------------    -----------------
                                                                $      (279,463)    $       (468,585)
                                                                ================    =================
            Identifiable assets
                  Transportation products                       $    15,386,409     $     10,308,837
                  Law enforcement and surveillance                    1,647,497            1,911,158
                  Corporate office and administration                   786,318              964,578
                                                                ----------------    -----------------
                                                                $    17,820,225     $     13,184,573
                                                                ================    =================
            Long-lived assets
                  Transportation products                       $       522,151     $        425,024
                  Law enforcement and surveillance                    1,127,340            1,251,013
                  Corporate office and administration                   484,905              414,318
                                                                ----------------    -----------------
                                                                $     2,134,396     $      2,090,355
                                                                ================    =================
            Capital expenditures
                  Transportation products                       $       161,059     $        127,905
                  Law enforcement and surveillance                       24,667               30,248
                  Corporate office and administration                    60,609              253,560
                                                                ----------------    -----------------
                                                                $       246,335     $        411,713
                                                                ================    =================
            Depreciation and amortization
                  Transportation products                       $       130,768     $        108,452
                  Law enforcement and surveillance                      159,788              184,315
                  Corporate office and administration                   103,861               86,556
                                                                ----------------    -----------------
                                                                $       394,417     $        379,323
                                                                ================    =================
            Geographic information - net sales
                  Domestic                                      $    21,856,677     $     16,450,978
                  Canada                                              5,605,399            2,027,321
                  Germany                                             1,229,724            1,501,972
                  France                                                 84,368            1,224,070
                  Other                                               1,110,000            1,236,893
                                                                ----------------    -----------------
                                                                $    29,886,168     $     22,441,234
                                                                ================    =================

                    DIGITAL RECORDERS, INC. AND SUBSIDIARIES

(13)       STOCKHOLDER RIGHTS

           Effective December 13, 1999, the Board of Directors adopted a stockholder rights agreement designed to prevent any potential acquirer from gaining control of the Company without fairly compensating the stockholders and to protect the Company from any unfair or coercive takeover attempts. The plan was not adopted in response to any specific effort to acquire the Company.

           The Board of Directors approved the declaration of a dividend of one right for each outstanding share of the Company's common stock on the record date of December 27, 1999. Each of the rights, which are not currently exercisable, entitles the holder to purchase 1/1000th of a share of the Company's newly designated Series D Junior Participating Preferred Stock at an exercise price of $20.00. Until exercisable, the rights are represented by and traded with the Company's common stock and no separate certificates for the rights will be issued.

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

 (14)      LEGAL PROCEEDINGS

           On February 24, 1999, Mark IV Industries, Ltd. ("Mark IV") filed a lawsuit, MARK IV INDUSTRIES, LTD. V. DIGITAL RECORDERS, INC., in the United States District Court for the Northern District of Texas, alleging the Company was infringing two U.S. patents held by Mark IV and seeking unspecified monetary damages, treble damages, and injunctive relief. The allegations related to the display elements used in the TwinVision destination sign systems manufactured and marketed by the TwinVision of North America, Inc. subsidiary of the Company under an exclusive license for the patented display technology from Lite Vision Corporation ("Lite Vision") of Taiwan. The Company denied all the plaintiff's allegations and asserted counterclaims against Mark IV, including alleged violations of the antitrust laws.

           In a separate action filed July 26, 1999, also in the United States District Court for the Northern District of Texas, Mark IV further alleged the Company was infringing a continuation patent related to one of the two patents that is the subject of the lawsuit filed in February 1999 described above. In this second action, Mark IV asserted similar claims and saught similar relief.

           On February 15, 2000, TVna filed a legal action, TWINVISION V. LUMINATOR, in the United States District Court for the Eastern District of Texas, against the Luminator Holding LP subsidiary of Mark IV Industries, Inc., the ultimate parent of Mark IV Industries, Ltd. This action alleged infringement of the Lite Vision patents including the recently issued continuation patent, under which TVna holds an exclusive license, seeks damages, and injunctive relief.

           On or about October 27, 2000, the Company and TVna reached a settlement with Mark IV Industries, Ltd. and its parent corporation, as well as related business entities of that parent ("MARK IV"), of all the litigation pending between them as described above. The parties agreed to dismiss all litigation, with prejudice, which bars future litigation of the same claims.

                    DIGITAL RECORDERS, INC. AND SUBSIDIARIES

           While exact terms of the settlement are confidential, no funds were paid by either party in the settlement and all business activities of each party remain as prior to initiation of the litigation. The settlement includes Lite Vision.

           The Company is not a party to any other litigation and is not aware of any other threatened or pending legal action, which would have a material adverse effect on the Company's business, operations or financial condition.

(15)       SUBSEQUENT EVENTS

           In July 2000, DRI entered into a non-binding letter of intent with Mobitec Holding AB, a Swedish company ("Mobitec") and its shareholders to acquire all the outstanding shares of Mobitec. Mobitec makes and supplies information systems for public transport vehicles for the global market particularly in the Nordic market consisting of Iceland, Greenland, Sweden, Norway, Denmark and Finland. In December 2000, DRI and its newly formed wholly-owned subsidiary, DRI-Europa AB ("DRI-Europa"), entered into an Option Agreement, which was amended in February 2001, granting DRI and DRI-Europa the option to purchase all the shares of Mobitec. The proposed acquisition of Mobitec is expected to involve consideration to the sellers, including cash of approximately $4.2 million, issuing promissory notes of approximately $2.0 million, issuing certain restricted shares of DRI and granting to one of the sellers certain warrants to purchase DRI common stock. The issuance of certain shares of the Company's common stock and warrants as part of the proposed Mobitec acquisition will require shareholder approval. If the required shareholder approval is given for those aspects of the acquisition requiring approval, the Mobitec acquisition is expected to close in June 2001.

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

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)   EXHIBITS

                The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated herein by this reference:


EXHIBIT NO.                    DOCUMENT
-----------                    --------
++    2.1      Stock Acquisition Agreement, dated March 20, 1996, between the
               Company and Transit-Media GmbH.

+++   2.3      Agreement and Plan of Reorganization among Robinson Turney
               International, Inc., the Company, Digital
               Recorders, Inc., a wholly owned subsidiary of the Company, and the shareholders of Robinson Turney International, Inc.

+++   2.4      Registration Rights Agreement among the Company,  David L.
               Turney and Claude G. Robinson.

*     3.1.1    Articles of Incorporation of the Company as filed on March 2,
               1983, with the Secretary of State of the State of North Carolina.

*     3.1.10   Form of Amended and Restated Articles of Incorporation to be
               filed with the Secretary of State of the State of North Carolina.

*     3.1.11   Form of Amendment to Articles of Incorporation to be filed with the Secretary of State of the State of North Carolina.

*     3.2.1    Form of Amended and Restated By-Laws of the Company.

*     4.1      Form of specimen certificate for Common Stock of the Company.



EXHIBIT NO.                    DOCUMENT
-----------                    --------
*     4.2      Form of specimen certificate for Warrants of the Company.

*     4.3      Form of Underwriter's Warrants to be issued by the Company to the
               Underwriter.

*     4.4      Warrant Agreement between the Company and Continental Stock
               Transfer & Trust Company.

*     10.2     Incentive Stock Option Plan, adopted April 27, 1993, authorizing
               200,000 shares of Common Stock for issuance pursuant to the Plan.

+     10.20    Asset Purchase and Sale Agreement, dated February 28, 1995, by and between Digital Audio Corporation and the Company.

**    10.26    Common Stock Warrant Agreement by and between Robinson Turney
               International, Inc. and the Company

++++  10.27    Share Purchase Agreement between Lite Vision Corporation and the
               Company.

++++  10.28    Option Agreement between Lite Vision Corporation and the Company.

      11       Not Applicable

      13       Not Applicable

      16       Not Applicable

      18       Not Applicable

**    21       Listing of Subsidiaries of the Company

      22       Not Applicable

*     23.4     Consent of Island Appraisals

      27       Not Applicable

      28       Not Applicable

      99       Not Applicable

------------
* Incorporated by reference from the Company's Registration on Form SB-2 (S. E. C. File No. 33-82870-A)

**    Incorporated by reference from the Company's Form 10-KSB dated March 31,
      1997.

+ Incorporated by reference from the Company's current Report on Form 8-K dated on or about March 15, 1995.

++    Incorporated by reference from the Company's Form 8-K dated May 15, 1996.

+++   Incorporated by reference from the Company's Form 8-K dated August 5,
      1998.

++++  Incorporated by reference from the Company's Form 8-K dated August 5,
      1998.

------------
      (b)  REPORTS ON FORM 8-K

           The Company filed a Report on Form 8-K on December 21, 2000 related to a press release of December 19, 2000, announcing that the Company's Board of Directors had approved the extension of the term of Redeemable Warrants sold in the Company's public offering through June 29, 2001.

                                   SIGNATURES

           In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               DIGITAL RECORDERS, INC.

Date:  March 15, 2001          By:   /s/ DAVID L. TURNEY
                                   ---------------------------------------------
                                    David L. Turney, Chairman of the Board and
                                    Chief Executive Officer

           In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                  SIGNATURE                                 TITLE                                  DATE
-------------------------------                 ----------------------------                 --------------
  /s/ David L. Turney                           Chairman of the Board, Chief                 March 15, 2001
-----------------------                         Executive Officer (Principal
      David L. Turney                           Executive Officer)

  /s/ Lawrence A. Taylor                        Chief Financial Officer and                  March 15, 2001
-------------------------                       Secretary (Principal Financial
      Lawrence A. Taylor                        and Accounting Officer)

  /s/ John D. Higgins                           Director                                     March 15, 2001
-----------------------
      John D. Higgins

  /s/ C. James Meese, Jr.                       Director                                     March 15, 2001
---------------------------
      C. James Meese, Jr.

  /s/ J. Phillips L. Johnston                   Director                                     March 15, 2001
-------------------------------
      J. Phillips L. Johnston

  /s/ John K. Pirotte                           Director                                     March 15, 2001
-----------------------
      John K. Pirotte

  /s/ John M. Reeves, II                        Director                                     March 15, 2001
---------------------------
      John M. Reeves, II

  /s/ Joseph Tang                               Director                                     March 15, 2001
-------------------
      Joseph Tang

  /s/ Juliann Tenney                            Director                                     March 15, 2001
----------------------
      Juliann Tenney