Form 10QSB
period 2001-03-31
DIGITAL RECORDERS INC
filed 2001-05-15
CIK 853695

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each of the issuer's classes of common equity
                   Common stock: 3,274,475 shares outstanding
                               as of May 11, 2001

Transitional Small Business Disclosure Format (check one);    Yes       No  X
                                                                  ---      ---

                               PART 1 FINANCIAL INFORMATION





ITEM 1.   FINANCIAL  STATEMENTS


                         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                       PAGE
Financial Statements:



        Consolidated Balance Sheets...........................................................           3
        Consolidated Statements of Operations.................................................           4
        Consolidated Statements of Cash Flows.................................................           5
        Notes to Consolidated Financial Statements............................................          6-9




ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS  OR
          PLAN OF OPERATIONS                                                                           10-13


                                      PART II OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                                              14

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                                                      14

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                                                14

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                            14

ITEM 5.   OTHER INFORMATION                                                                              14

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                               15


                    DIGITAL RECORDERS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                             March 31, 2001      December 31, 2000
ASSETS                                                                                        (Unaudited)              (Note)
                                                                                           -------------------   ------------------
Current Assets:
    Cash and cash equivalents                                                              $           81,024    $         123,862
    Trade accounts receivable, less allowance for doubtful accounts of $55,000
        at March 31, 2001 and December 31, 2000, respectively                                       7,066,758            9,517,923
    Other receivables                                                                                  46,217               50,652
    Inventories                                                                                     5,557,241            5,463,003
    Prepaids and other current assets                                                                 438,045              360,016
                                                                                           -------------------   ------------------
        Total current assets                                                                       13,189,285           15,515,456
                                                                                           -------------------   ------------------

Property and equipment, less accumulated depreciation of
    $808,502 and $741,367 at March 31, 2001 and December 31, 2000, respectively                       601,889              586,410
Goodwill, less accumulated amortization of $715,806 and $686,389
    at March 31, 2001 and December 31, 2000, respectively                                           1,049,194            1,078,611
Intangible assets, less accumulated amortization of $124,109 and $123,462
    at March 31, 2001 and December 31, 2000, respectively                                              76,116               76,129
Deferred taxes                                                                                        170,373              170,373
Other assets                                                                                          521,776              393,246
                                                                                           -------------------   ------------------
        TOTAL ASSETS                                                                       $       15,608,633    $      17,820,225
                                                                                           ===================   ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Line of credit                                                                         $        4,162,722    $       5,555,078
    Accounts payable                                                                                2,346,987            3,265,340
    Accounts payable, related party                                                                 2,684,578            2,224,555
    Accrued expenses                                                                                  938,497            1,128,498
    Preferred stock dividends payable                                                                  44,250               44,250
                                                                                           -------------------   ------------------
        Total current liabilities                                                                  10,177,034           12,217,721
                                                                                           -------------------   ------------------

Series AAA Redeemable, Convertible, Nonvoting Preferred Stock, $.10 par value,
    Liquidation Preference of $5,000 per share (mandatory redemption on
    December 31, 2003); 20,000 shares authorized; 354 shares issued
    and outstanding at March 31, 2001 and December 31, 2000                                         1,770,000            1,770,000
                                                                                           -------------------   ------------------

Stockholders' Equity:
    Common stock, $.10 par value, 10,000,000 shares authorized;
    3,274,475 shares issued and outstanding at
    March 31, 2001 and December 31, 2000                                                              327,447              327,447
    Additional paid-in capital                                                                     11,114,576           11,158,826
    Accumulated other comprehensive loss - foreign currency translation                              (406,543)            (328,722)
    Accumulated deficit                                                                            (7,373,881)          (7,325,047)
                                                                                           -------------------   ------------------
        Total stockholders' equity                                                                  3,661,599            3,832,504
                                                                                           -------------------   ------------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $       15,608,633    $      17,820,225
                                                                                           ===================   ==================


Note: The balance sheet at 12/31/2000 has been derived from the audited financial statements at that date.

See accompanying notes to the consolidated financial statements.

                    DIGITAL RECORDERS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                     2001             2000
                                                                 ------------     ------------
Net sales                                                        $  6,980,974     $  5,006,357
Cost of sales                                                       4,419,560        3,078,945
                                                                 ------------     ------------
     Gross profit                                                   2,561,414        1,927,412
                                                                 ------------     ------------

Operating expenses:
     Selling, general and administrative                            1,936,159        1,843,540
     Engineering, research and development                            535,402          598,220
                                                                 ------------     ------------
         Total operating expenses                                   2,471,561        2,441,760
                                                                 ------------     ------------

     Operating income (loss)                                           89,853         (514,348)
                                                                 ------------     ------------

Other expense                                                          (1,467)            (157)
Interest expense, net                                                (137,220)         (81,980)
                                                                 ------------     ------------
         Total other expense and interest expense                    (138,687)         (82,137)
                                                                 ------------     ------------

     Loss before income taxes                                         (48,834)        (596,485)

Income tax expense                                                          -                -
                                                                 ------------     ------------

     Net loss                                                         (48,834)        (596,485)

Preferred stock dividend requirements                                 (44,250)         (44,250)
                                                                 ------------     ------------

     Net loss applicable to common shareholders                  $    (93,084)    $   (640,735)
                                                                 ============     ============

Net loss per share, basic and diluted                            $      (0.03)    $      (0.19)
                                                                 ============     ============

     Weighted average number of common shares outstanding           3,274,475        3,274,075
                                                                 ============     ============


     See accompanying notes to consolidated financial statements.

                                      DIGITAL RECORDERS, INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     (Unaudited)

                                      THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                                                                      THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                     2001             2000
                                                                                 --------------   -------------
Cash flows from operating activities:
     Net loss                                                                   $      (48,834)  $    (596,485)
     Adjustments to reconcile net loss to net cash provided by operating activities:
        Depreciation of property and equipment                                          67,135          48,365
        Amortization of goodwill and intangible assets                                  29,417          58,029
Changes in operating assets and liabilities:
     Decrease in trade accounts receivable                                           2,451,165         101,288
     Decrease in other receivables                                                       4,435         173,249
     (Increase) in inventories                                                         (94,238)     (1,329,629)
     (Increase) decrease in prepaids and other current assets                          (78,029)         50,109
     (Increase) in intangibles                                                            (439)        (43,784)
     (Increase) in other assets                                                       (128,530)         (8,469)
     (Decrease) increase in accounts payable                                          (458,330)      1,615,153
     (Decrease) in accrued expenses                                                   (190,001)        (40,180)
                                                                                 --------------   -------------
        Net cash provided by operating activities                                    1,553,751          27,646
                                                                                 --------------   -------------

Cash flows used in investing activities:
     Purchases of property and equipment                                               (82,614)        (55,231)
                                                                                 --------------   -------------

Cash flows from financing activities:
     Proceeds from short-term bank borrowings                                        7,596,245       4,439,235
     Principal payments on short-term bank borrowings                               (8,988,601)     (4,198,231)
     Payment of dividends on preferred stock                                           (44,250)              -
                                                                                 --------------   -------------
        Net cash provided by (used in) financing activities                         (1,436,606)        241,004
                                                                                 --------------   -------------

Effect of exchange rate changes                                                        (77,821)        (11,216)
                                                                                 --------------   -------------

Net increase (decrease) in cash and cash equivalents                                   (42,838)        202,203

Cash and cash equivalents at beginning of period                                       123,862         242,820
                                                                                 --------------   -------------

Cash and cash equivalents at end of period                                     $        81,024  $      445,023
                                                                                 ==============   =============

Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for interest                                  $       152,378  $       79,129
                                                                                 ==============   =============
     Cash paid during the period for income taxes                              $             -  $            -
                                                                                 ==============   =============


See accompanying notes to consolidated financial statements.

                    DIGITAL RECORDERS, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements - (Unaudited)

                             March 31, 2001 and 2000


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

         The accompanying condensed financial statements and related notes should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full calendar year.

(2)      PER SHARE AMOUNTS

         The basic net income (loss) per common share has been computed based upon the weighted average number of shares of common stock outstanding. Diluted net income (loss) per common share has been computed based upon the weighted average number of shares of common stock outstanding and shares that would have been outstanding assuming the issuance of common stock for all dilutive potential common stock outstanding. The Company's convertible preferred stock and outstanding stock options and warrants represent the only dilutive potential common stock outstanding. The amounts of income (loss) used in the calculations of diluted and basic income (loss) per common share were the same for all the periods presented. Diluted net income (loss) per common share is equal to the basic net income (loss) per common share for the three month periods ended March 31, 2001 and 2000, respectively, as common equivalent shares from stock options and stock warrants would not have a dilutive effect because of the Company's loss from continuing operations.

(3)      TRANSLATION OF FOREIGN CURRENCY

         Foreign currency assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars (net of deferred income tax benefits of $170,373 and $122,235 at March 31, 2001 and 2000,
   respectively) are accumulated as the cumulative translation adjustment included in accumulated comprehensive loss in stockholders' equity. Realized gains and losses on foreign currency transactions, if any, are included in operations for the period.

                    DIGITAL RECORDERS, INC. AND SUBSIDIARIES

       Notes to Consolidated Financial Statements - Continued (Unaudited)

                             March 31, 2001 and 2000

(4)      DEBT

         On August 23, 1999, DRI and its subsidiaries signed a four year Revolving and Term Lines of Credit Agreement ("Credit Agreement") with Fremont Financial Corporation, a subsidiary of Finova Group Inc. On January 31, 2001, the Finova Group, Inc. sold certain loan profolio assets to Guaranty Business Credit ("GBC"), the asset based financial services subsidary of Guaranty Bank, a wholly ownded subsidiary of Temple-Inland, Inc., which included the agreement and loan with DRI. The Company was informed by the GBCorganization the DRI loan was acquired because it was one of the better performing accounts and represented the type of asset GBC desired. The terms of the orignal agreement and amendments thereto remain the same. The Credit Agreement provides up to $11.25 million for borrowing by DRI to be used for acquisitions, working capital and general corporate purposes. The amount available to borrow under the revolving portion of the Credit Agreement is determined based on a formula of eligible trade accounts receivable and inventory. The trade accounts receivable basis is eighty-five percent (85%) of eligible domestic U.S. trade accounts plus the lesser of fifty percent (50%) or $750,000 of eligible trade accounts of Transit-Media GmbH, the German subsidiary. The inventory basis is a weighted average formula on the ratio of domestic U.S. inventory to the total confirmed sales orders with advances of thirty-five percent (35%) of primary components with a limit of $1,000,000 and eight percent (8%) of general inventory with no specific limit. The term portion of the Credit Agreement will be primarily used to fund the machinery and equipment and real estate assets of acquisitions. The interest rate on the revolving credit portion of the agreement is the published prime lending rate plus one and three-quarters percent. Credit extended for acquisitions bears an interest rate of prime plus two percent. The outstanding debt under this agreement at March 31, 2001 was $4,162,722. The period ending available collateral based on the value of eligible trade accounts receivable and inventories was $4,678,900, resulting in additional borrowing availability to the company of $516,178. The outstanding debt under this agreement is substantially secured by all the assets of the Company and its subsidiaries.

         As amended, the Credit Agreement includes other customary covenants and conditions relating to the conduct and operation of DRI's business. Specifically, as amended, the Credit Agreement limits the payment of dividends on any class of stock to $177,000 and subjects DRI to a 1:1 Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITA") to interest coverage ratio to be calculated on a quarterly basis. In addition, any acquisition requires approval from the lender. The Company was in compliance with these covenants at March 31, 2001 and December 31, 2000. Interest expense was $139,684 and $81,980 for the three months ended March 31, 2001 and 2000, respectively.


 (5)     SEGMENT INFORMATION

         The Company has two principal business segments, which are based upon differences in products and technology: (1) transportation products segment and (2) law enforcement and surveillance segment. The transportation products segment produces automated announcement and passenger information systems and electronic destination sign products for municipalities, transportation districts, departments of transportation and bus manufacturers. The law enforcement and surveillance segment produces digital signal processing products for law enforcement agencies and organizations.

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

                    DIGITAL RECORDERS, INC. AND SUBSIDIARIES

       Notes to Consolidated Financial Statements - Continued (Unaudited)

                             March 31, 2001 and 2000

 (5)     SEGMENT INFORMATION, CONTINUED

         Sales, operating income (loss), identifiable assets, capital expenditures, long-lived assets, depreciation and amortization, and geographic information for the Company's two operating segments are as follows:

                                                        Three Months Ended March 31,
                                                          2001                   2000
                                                     ---------------       ---------------

       Net sales
           Transportation products                 $      6,627,384      $      4,837,807
           Law enforcement and surveillance                 353,590               168,550
                                                     ---------------       ---------------
                                                   $      6,980,974      $      5,006,357
                                                     ===============       ===============
       Income (loss) from operations
           Transportation products                 $        676,802      $        360,487
           Law enforcement and surveillance                    (954)             (140,157)
           Corporate office and administration             (585,995)             (734,678)
                                                     ---------------       ---------------
                                                   $         89,853      $       (514,348)
                                                     ===============       ===============
       Depreciation and amortization
           Transportation products                 $         35,833      $         37,159
           Law enforcement and surveillance                  35,615                44,727
           Corporate office and administration               25,104                24,509
                                                     ---------------       ---------------
                                                   $         96,552      $        106,394
                                                     ===============       ===============
       Capital expenditures
           Transportation products                 $         58,417      $         43,317
           Law enforcement and surveillance                   4,375                 8,761
           Corporate office and administration               19,822                 3,152
                                                     ---------------       ---------------
                                                   $         82,614      $         55,231
                                                     ===============       ===============
       Identifiable assets
           Transportation products                 $     12,070,999      $     11,592,466
           Law enforcement and surveillance               1,790,122             1,803,013
           Corporate office and administration            1,747,512               997,370
                                                     ---------------       ---------------
                                                   $     15,608,633      $     14,392,849
                                                     ===============       ===============
       Long-lived assets
           Transportation products                 $        522,151      $        282,624
           Law enforcement and surveillance               1,127,340             1,291,465
           Corporate office and administration              769,857               271,937
                                                     ---------------       ---------------
                                                   $      2,419,348      $      1,846,026
                                                     ===============       ===============
       Geographic information - net sales
           Domestic                                $      4,780,467      $      4,110,354
           Canada                                         1,570,627               588,740
           Germany                                          287,149               175,851
           France                                            12,349                23,210
           Other                                            330,383               108,202
                                                     ---------------       ---------------
                                                   $      6,980,974      $      5,006,357
                                                     ===============       ===============

                    DIGITAL RECORDERS, INC. AND SUBSIDIARIES

       Notes to Consolidated Financial Statements - Continued (Unaudited)

                             March 31, 2001 and 2000


(6) COMPREHENSIVE INCOME

         Comprehensive income (loss) was ($170,905) and ($651,951) for the periods ended March 31, 2001 and 200, respectively.


(7) SUBSEQUENT EVENTS

        In July 2000, DRI entered into a non-binding letter of intent with Mobitec Holding AB, a Swedish company ("Mobitec") and its shareholders to acquire all the outstanding shares of Mobitec. Mobitec makes and supplies information systems for public transport vehicles for the global market particularly in the Nordic market consisting of Iceland, Greenland, Sweden, Norway, Denmark and Finland. In December 2000, DRI and its newly formed wholly-owned subsidiary, DRI-Europa AB ("DRI-Europa"), entered into an Option Agreement, which was amended in February 2001, granting DRI and DRI-Europa the option to purchase all the shares of Mobitec. The proposed acquisition of Mobitec is expected to involve consideration to the sellers, including cash of approximately $4.2 million, issuing promissory notes of approximately $2.0 million, issuing certain restricted shares of DRI and granting to one of the sellers certain warrants to purchase DRI common stock. The issuance of certain shares of the Company's common stock and warrants as part of the proposed Mobitec acquisition will require shareholder approval. If the required shareholder approval is given for those aspects of the acquisition requiring approval, the Mobitec acquisition is expected to close in June 2001. The acquisition, if not completed by June 16, 2001 could result in the termination of the agreement.

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

         The Digital Recorders ("DR") business unit division supplies the transit and transportation vehicle equipment market with Automatic Voice Announcement Systems ("AVAS") and related services. The DR500C+ Talking Bus(R) AVAS product (typically called the "Talking Bus") includes four core components: a vehicle logic unit (the DR500C+), an Operator Control Unit, an internal light-emitting diode sign, and a Global Positioning Satellite navigation positioning system. The Talking Bus system automatically provides voice announcements about passenger information including next stop, transfer points, route and destination identification, and public service messages. This system enhances service and improves mobility for all passengers, complies with the Federal Americans with Disabilities Act, and also assists the vehicle operator and fleet management personnel with vehicle management and monitoring. The DR500C+ product integrates with other Intelligent Transportation Systems technologies. Customers include operating agencies, which use transit and transportation vehicles, commercial transportation vehicle operators, and manufacturers of those vehicles.

         Transit-Media GmbH ("TM"), located in Ettlingen, Germany became a wholly owned subsidiary of DRI upon being acquired by the Company in May 1996. Shortly thereafter, DRI formed TwinVision of North America, Inc. ("TVna") located in Research Triangle Park, North Carolina, as another wholly owned subsidiary. TM's new and market leading electronic destination sign technology was then transferred to TVna. Both of these subsidiaries, either though their own internal capability, or through contractors, design, manufacture, sell and service a new generation of electronic destination sign IT systems used worldwide on transit and transportation vehicles. These products are sold under the name "TwinVision." TM serves the European and Far Eastern markets while TVna serves the North American Free Trade Agreement market. Customers include operating agencies, which use transit and transportation vehicles, commercial transportation vehicle operators, and manufacturers of those vehicles.

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

RESULTS OF OPERATIONS

         The following table sets forth the percentage of revenues represented by certain items included in the Company's Statements of Operations:



                                                                                                      THREE MONTHS ENDED
                                                                                                          MARCH  31
                                                                                             -----------------------------------
                                                                                                  2001                2000
                                                                                             ---------------    ----------------
         Net sales...................................................................                 100.0 %             100.0 %
         Cost of sales...............................................................                  63.3                61.5
                                                                                             ---------------    ----------------
               Gross profit..........................................................                  36.7                38.5
                                                                                             ---------------    ----------------
         Operating expenses:
               Selling, general and administrative...................................                  27.7                36.8
               Engineering, research and development.................................                   7.7                11.9
                                                                                             ---------------    ----------------
                    Total operating expenses.........................................                  35.5                48.8
                                                                                             ---------------    ----------------
               Operating income (loss)...............................................                   1.3               (10.3)
         Other expense and interest expense..........................................                  (2.0)               (1.6)
                                                                                             ---------------    ----------------
               Loss before income taxes..............................................                  (0.7)              (11.9)
         Income tax expense .........................................................                     -                   -
                                                                                             ---------------    ----------------
         Net loss....................................................................                  (0.7)%             (11.9)%
                                                                                             ===============    ================

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 AND 2000

        Net sales for the three months ended March 31, 2001 were $6,980,974, an increase of $1,974,617 or 39.4%, as compared to $5,006,357 for the comparable three months in 2000. Higher sales to both existing and new customers in both business segments as detailed below were the most significant factors for the increase.

        During the three months ended March 31, 2001, TPS sales increased $1,789,577 or 37% from the corresponding three months in the prior year. TPS sales increased from $4,837,807 in 2000 to $6,627,384 in 2001. The increase reflects higher sales to existing TPS customers over the prior year. TPS business is subject to delivery schedules of customers causing period-to-period fluctuations in revenues.

        During the three months ended March 31, 2001, DAC sales increased $185,040, or 109.8%, from the corresponding three months in the prior year. DAC sales increased from $168,550 in 2000 to $353,590 in 2001 due to an improved opening backlog over the previous year resulting from greater and more intensive sales and marketing effort to the local and federal government organizations

        Gross profit for the three months ended March 31, 2001 was $2,561,414, an increase of $634,002 or 32.9%, over gross profit of $1,927,412 for the three months ended March 31, 2000. As a percentage of sales, gross profit during the three months ended March 31, 2001 was 36.7% of net sales, as compared to 38.5% during the corresponding three months in 2000. The decrease in gross profit percentage was caused primarily by a lower percentage of sales of voice annunciation systems that historically have higher gross margins than the other business units.

        Selling, general and administrative expenses during the three months ended March 31, 2001 were $1,936,159, an increase of $92,619 or 5.0% as compared to expenses of $1,843,540 during the three months ended March 31, 2000. This increase was attributed primarily to higher payroll and related fringe benefits offset by lower legal expenses.

        Engineering, research and development expenses for the three months ended March 31, 2001 were $535,402, a decrease of $62,818, or 10.5%, as compared to expenses of $598,220 during the three months ended March 31, 2000. This decrease related primarily to lower outside engineering expense for software and hardware development. Beginning in the latter half of 2000, management began to emphasize utilizing more cost effective in-house engineering capabilities to support sustained product engineering and new product development.

         Operating results improved by $604,201 from a $514,348 loss for the three months ended March 31, 2000 to a $89,853 profit for the three months ended March 31, 2001 primarily due to the factors set forth above.

         Total other expense for the three months ended March 31, 2001 was a net expense of $138,687, an increase of $56,550 as compared to a net expense for the three months ended March 31, 2000 of $82,137. This increase is primarily the result of higher interest expense due to higher average borrowings in the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

          On August 23, 1999, DRI and its subsidiaries signed a four year Revolving and Term Lines of Credit Agreement ("Credit Agreement") with Fremont Financial Corporation, a subsidiary of Finova Group Inc. On January 31, 2001, the Finova Group, Inc. sold certain loan profolio assets to Guaranty Business Credit, the asset based financial services subsidary of Guaranty Bank, a wholly ownded subsidiary of Temple-Inland, Inc., which included the agreement and loan with DRI. The terms of the orignal agreement and amendments thereto remain the same. The Credit Agreement provides up to $11.25 million for borrowing by DRI to be used for acquisitions, working capital and general corporate purposes. The amount available to borrow under the revolving portion of the Credit Agreement is determined based on a formula of eligible trade accounts receivable and inventory. The trade accounts receivable basis is eighty-five percent (85%) of eligible domestic U.S. trade accounts plus the lesser of fifty percent (50%) or $750,000 of eligible trade accounts of Transit-Media GmbH, the German subsidiary. The inventory basis is a weighted average formula on the ratio of domestic U.S. inventory to the total confirmed sales orders with advances of thirty-five percent (35%) of primary components with a limit of $1,000,000 and eight percent (8%) of general inventory with no specific limit. The term portion of the Credit Agreement will be primarily used to fund the machinery and equipment and real estate assets of acquisitions. The interest rate on the revolving credit portion of the agreement is the published prime lending rate plus one and three-quarters percent. Credit extended for acquisitions bears an interest rate of prime plus two percent. The outstanding debt under this agreement at March 31, 2001 was $4,162,722. The period ending available collateral based on the value of eligible trade accounts receivable and inventories was $4,678,900, resulting in additional borrowing availability to the company of $516,178. The outstanding debt under this agreement is substantially secured by all the assets of the Company and its subsidiaries.

         As amended, the Credit Agreement includes other customary covenants and conditions relating to the conduct and operation of DRI's business. Specifically, as amended, the Credit Agreement limits the payment of dividends on any class of stock to $177,000 and subjects DRI to a 1:1 Earnings Before Interest Taxes Depreciation and Amortization to interest coverage ratio to be calculated on a quarterly basis. In addition, the acquisition of any companies requires approval from the lender. The Company was in compliance with these covenants at March 31, 2001 and December 31, 2000. Interest expense was $139,684 and $81,980 for the three months ended March 31, 2001 and 2000, respectively.

         As of March 31, 2001 the Company's principal sources of liquidity included cash and cash equivalents of $81,024, trade accounts receivable of $7,066,758, inventory of $5,557,241, short-term bank borrowings of $4,162,722 and trade accounts payable of $5,031,565 providing the Company with net working capital of $3,012,251.

         The Company's operating activities provided cash of $1,553,751 and $27,646 during the three months ended March 31, 2001 and 2000, respectively. For the three months ended March 31, 2001, the decrease in accounts receivable of $2,451,165 was offset by the decrease in accounts payable of $458,330. For the three months ended March 31, 2000, the net operating loss, the increases in inventories accounted for the majority of the net cash used. Working capital requirements will increase with growth in the Company's sales, primarily due to the span between the time the Company must pay its suppliers and the time the Company receives payment from its customers, particularly its governmental customers and bus manufactures in Europe.

         The Company's investing activities used cash of $82,614 and $55,231 in the three months ended March 31,2001 and 2000, respectively. During both periods, the use of cash was primarily for computer systems to support the growth in the business.

         The Company's financing activities used net cash of $1,436,606 and provided $241,004 during the three month periods ended March 31, 2001 and 2000, respectively and related to the net change in short term bank borrowings.

         The Company's cash requirements, other than for normal operating expenses, will relate to the development of new products and enhancement of existing products, financing anticipated growth, and the possible acquisition of products or technologies complementary to the Company's business. The Company believes a combination of its net working capital and the borrowing capacity available under its credit facility provide the liquidity and capital resources necessary to satisfy the Company's currently anticipated cash requirements for 2001 except for possible acquisitions including Mobitec.

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

                            PART II OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

         On February 24, 1999, Mark IV Industries, Ltd. ("Mark IV") filed a lawsuit, MARK IV INDUSTRIES, LTD. V. DIGITAL RECORDERS, INC., in the United States District Court for the Northern District of Texas, alleging the Company is infringing two U.S. patents held by Mark IV and seeking unspecified monetary damages, treble damages, and injunctive relief. The allegations related to the display elements used in the TwinVision destination sign systems manufactured and marketed by the TwinVision of North America, Inc. subsidiary of the Company under an exclusive license for the display patented technology from Lite Vision Corporation ("Lite Vision") of Taiwan. The Company denied all the plaintiff's allegations and asserted counterclaims against Mark IV, including alleged violations of antitrust laws.

         In a separate action filed July 26, 1999, also in the United States District Court for the Northern District of Texas, Mark IV further alleged the Company is infringing a continuation patent related to one of the two patents that is the subject of the lawsuit filed in February 1999 described above. In this second action, Mark IV asserts similar claims and seeks similar relief.

         On February 15, 2000, the TwinVision of North America, Inc. ("TVna") subsidiary of the Company filed a legal action, TWINVISION V. LUMINATOR, in the United States District Court for the Eastern District of Texas, against the Luminator Holding LP subsidiary of Mark IV Industries, Inc., the ultimate parent of Mark IV Industries, Ltd. This action alleges infringement of the Lite Vision patents including the recently issued continuation patent, under which TVna holds an exclusive license, seeks damages, and injunctive relief.

         On or about October 27, 2000, the Company and TVna reached a settlement with Mark IV Industries, Ltd. and its parent corporation, as well as related business entities of that parent ("MARK IV"), of all the litigation pending between them described above. The parties agreed to dismiss all litigation, with prejudice, which bars future litigation of the same claims. While exact terms of the settlement are confidential, either party in the settlement paid no funds and all business activities of each party remain as prior to initiation of the litigation. The settlement includes Lite Vision.

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

       None.

   (b) Reports on Form 8-K

       None.





                                   SIGNATURES


        In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  DIGITAL RECORDERS, INC.


Dated: May 15, 2001               By:  /s/ DAVID L. TURNEY
                                      --------------------
                                   David L. Turney, Chairman of the Board and
                                   Chief Executive Officer


Dated: May 15, 2001               By:  /s/ LAWRENCE A. TAYLOR
                                      -----------------------
                                   Lawrence A. Taylor, Chief Financial Officer