Form 10KSB/A
period 2000-12-31
DIGITAL RECORDERS INC
filed 2001-05-21
CIK 853695

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-KSB/A


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

Transitional Small Business Disclosure Format:  Yes      No  X
                                                    ----    ---

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     Digital Recorders, Inc. (the "Company" and "DRI") was incorporated in 1983 and became a public company through an initial public offering in November 1994. DRI itself, or through contractors, designs, manufactures, sells, and services information technology and audio surveillance technology products through two major business segments. These two business segments are
1) the transportation products segment; and 2) the law enforcement and surveillance segment.



     The transportation products segment consists of the Digital Recorders business unit division and two wholly owned subsidiaries, Transit-Media GmbH of Germany and TwinVision of North America, Inc. located in North Carolina. Transportation segment products are sold worldwide in the passenger information communication industry and market. Sales are to transportation vehicle equipment customers including municipalities, regional transportation districts, federal, state, and local departments of transportation, transit agencies, vehicle manufacturers, and public, private, or commercial operators of those vehicles.



     The law enforcement and surveillance segment consists of Digital Audio Corporation ("DAC") located in North Carolina. DAC serves customers in the United States federal, state, and local law enforcement agencies or organizations as well as their counterparts abroad.



     The Digital Recorders ("DR") business unit division supplies the transit and transportation vehicle equipment market with Automatic Voice Announcement Systems ("AVAS") and related services. The DR500C+ Talking Bus(R) AVAS product (typically called the "Talking Bus" ) includes four core components: a vehicle logic unit (the DR500C+), an Operator Control Unit, an internal light-emitting diode sign, and a global positioning satellite navigation "positioning" system. The Talking Bus system automatically provides voice announcements about passenger information including next stop, transfer points, route and destination identification, and public service messages. This system enhances service and improves mobility for all passengers, complies with the Federal Americans with Disabilities Act, and also assists the vehicle operator and fleet management personnel with vehicle management and monitoring. The DR500C+ product integrates with other "Intelligent Transportation Systems" technologies. Customers include operating agencies, which use transit and transportation vehicles, commercial transportation vehicle operators, and manufacturers of those vehicles.



     Transit-Media GmbH ("Transit Media"), located in Ettlingen, Germany became a wholly owned subsidiary of DRI upon being acquired by the Company in May 1996. Shortly thereafter, DRI formed TwinVision of North America, Inc. ("Twin Vision") located in Research Triangle Park, North Carolina, as another wholly owned subsidiary. Transit Media's new and market leading electronic destination sign technology was then transferred to Twin Vision. Both of these subsidiaries, either though their own internal capability, or through contractors, design, manufacture, sell and service a new generation of electronic destination sign systems used worldwide on transit and transportation vehicles. These products are sold under the name "Twin Vision." Transit Media serves the European and Far Eastern markets while TwinVision serves the North American Free Trade Agreement ("NAFTA") market. Customers include operating agencies, which use transit and transportation vehicles, commercial transportation vehicle operators, and manufacturers of those vehicles.


     DAC, a wholly owned subsidiary of DRI, was acquired in 1995. It produces a line of digital audio filter systems and tape transcribers used to improve the quality and intelligibility of both live and recorded voices. Products are marketed, both domestically and internationally, to law enforcement entities and other customers in government organizations.

INDUSTRY AND MARKET OVERVIEW

     The passenger information communication industry and market served by the transportation products segment developed as a result of several forces. More recently that involved the Americans with Disabilities Act ("ADA"), the Clean Air Act, the Intermodal Surface Transportation Efficiency Act, and Intelligent Transportation Systems initiatives. However, a more fundamental and longer term impetus for developing this market was the need to provide improved passenger information and customer services to operators and riders of transit and transportation vehicles. The ADA initially served to accelerate the trend toward such systems by requiring that fixed route transit systems announce major stops and transfer points to assist visually-challenged passengers. On the public transit side of this market, operating authorities typically draw about 80% of funding for equipment purchases from the Federal Transit Administration

("FTA") with the remainder of product acquisition funding being provided by state and local sources. Typical private operator and privately funded users of TPS products include rental car shuttle vehicles and tour vehicle operators.

     TEA-21, the follow-on legislation to the Intermodal Surface Transportation Efficiency Act ("ISTEA"), is the primary program funding the USA transit market at the federal level. TEA-21 is a $41 billion six-year federal funding initiative. It promotes development of modern and expanded public transit systems in the United States and designates a wide range of devices, services and programs intended to increase the capacity of the nation's mobility systems. While major capital acquisitions can be federally funded even up to the 80-90% range in most instances, overall federal funding in the transportation products segment market accounts for roughly 20% of all funding; the balance comes from a combination of state, local, and fare-box sources.



     The Automatic Voice Announcement Systems market, as served by the DR business unit division of DRI, emerged primarily because of ADA legislation. DR pioneered development of automatic voice announcement technology. DR Talking Bus met favorable acceptance of concept, design, and technology, in an ADA compliance context. That regulatory driven acceptance has now grown into a basic customer service type of image as the Automatic Voice Announcement Systems market is maturing. The Company believes 20-25% of all new bus vehicles, and 30-35% of larger versions of those vehicles contained automatic voice announcement systems in 2000. This percentage is expected to increase over the next several years as automatic voice announcement systems reduce in cost, reduce in maintenance expense and complexity, integrate to deliver other features and services, and become perceived more as a form of customer service. DR has had minimal international sales but DRI believes acquisitions, working through Transit Media, as well as pilot projects started in 1999, may enable the Company to develop and accelerate growth in the international market in the future. DR believes that it has majority market share in automatic voice announcement systems in the USA with one significant competitor.



     The electronic destination sign industry and market of the transportation products segment served by Transit Media and Twin Vision is highly competitive and mature with growth closely tied to overall market size growth, increased market share capture, or growth precipitated by technological advances. Virtually all transit buses manufactured worldwide have some form of destination sign system and the percentage of those systems that are electronic is approximately 95% in US and 70% in major international markets. There are several electronic destination sign competitors worldwide, typically including different organizations country to country; however, a single competitor holds a slim majority market share. DRI estimates that Twin Vision holds number two market share position in the USA and Transit Media has minor share in Europe and Asia.



     The DAC industry and market of the law enforcement and surveillance segment consists of government organizations at the local, state, and federal level. DAC also markets its products in North America and approximately fifteen foreign countries both direct and through a network of dealers. Typically, about 30% of DAC sales are to international customers although that percentage varies widely period to period. DAC's digital filter and tape transcriber technology reduces background noises that might otherwise make recorded voice signals unintelligible. Additionally, DAC products are used in vibration, acoustic, and communications disciplines in commercial markets.



     The markets in which the Company participates are highly competitive and are subject to technological advances as well as evolving industry standards. The Company believes the principal competitive factors in all markets it serves include ease of use, service and support, price, the ability to integrate these products with other technologies, and maintaining leading edge technology.



     In the transportation products segment, DRI views Luminator
Holding L. P., an operating unit of Mark IV Industries, Inc., as its principal competitor. Clever Devices Ltd. and Meister Electronics, LC., are significant competitors in the domestic automatic voice announcement systems market. Other competitors exist, particularly in the international market, but they are not such as to be typically significant to current operations of the company.



     In the law enforcement and surveillance segment, the Company believes DAC is the dominant market force among the small number of participants in the industry. Filtering products produced for the commercial sound industry by companies such as AKG Acoustics GmbH are not specifically designed for voice filtering and are not considered significant competition. The Company recognizes Adaptive Digital Systems, Inc. as a competitor producing similar technology products but in a narrower product application range.


PRODUCTS AND PRODUCT DESIGN

TRANSPORTATION PRODUCTS SEGMENT


     DRI's current transportation products include the DR500C+ Talking Bus(R) of DR and both TwinVision(R) light-emitting diode illuminated flip-dot and all-LED electronic destination signs of Transit Media and Twin Vision. The transportation products segment accounted for approximately 97% of DRI sales in 2000 and 92% in 1999.



     DR "Talking Bus(R)" Automatic Voice Announcement Product Line: The Talking Bus(R) product is an automated next stop announcement and passenger information system which is designed for use in transit buses, light rail vehicles, trains or subway cars, people movers, monorails, airport vehicles, tour buses, as well as other private and commercial vehicles. Talking Bus complies with the ADA and industry-recognized standards. It uses an open architecture computer-based microprocessor electronics system design that accommodates addition of new features and capabilities including interoperability with third-party equipment. Talking Bus' open architecture design permits expansion to the size required by the customer and integration with other electronic systems. Talking Bus offers easy downloading or transfer of software using an industry standard personal computer memory card international association ("PCMCIA") format; additionally, wireless download is available. Talking Bus is designed to meet the severe operating demands of temperature, humidity, shock, vibration and other environmental conditions found in its typical applications and is manufactured in an ISO 9002 compliant facility.



     When activated by a vehicle operator, or by an automatic trigger such as a global positioning satellite signal, Talking Bus provides a high quality digital audio "next stop" announcement properly timed to the route location. Messages can be in any language. Audio messages are stored in flash memory not requiring battery backup.

     Transit Media and Twin Vision Electronic Destination Sign Product Line:
The Company's electronic destination sign products, generally known as "TwinVision(R)" Destination Sign Systems, represent leading state of the art technology pioneered by the Transit Media subsidiary. The product line includes various models covering essentially all popular applications. These products adhere to ADA requirements and function under industry-recognized standards. They possess an open architecture, microprocessor-based system incorporating a new generation display device that utilizes a unique Patented light-emitting diode configuration to individually illuminate an improved electro-magnetic flip-dot device. This new generation display device, under license to the Company, improves the distance of readability while reducing end user maintenance expense. In year 2000, in addition to the TwinVision product, Twin Vision and Transit Media introduced still a newer technology called "all-LED." As the name implies, this is a display based on light emitting diodes and eliminates mechanical moving ("flip-dot") parts, delivering a further enhancement to distance of readability and lowered maintenance expense. Message programming for all these products is accomplished via proprietary ELYSE(R) software developed by Transit Media and refined by Twin Vision. Programming is accomplished through PMCCIA memory card download; additionally, wireless download is available. The product is manufactured under various contracts typically in ISO certified facilities.


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


     The Company generates a significant portion of its sales from a relatively few key customers, the identity of which may vary from year to year. The major customers of DRI for the year 2000 are all OEM transit bus manufacturers. In 2000, four major customers accounted for 53.6% of the total net sales. One major customer accounted for 20.0% of the total net sales in 1999. Revenue from these customers consists primarily of electronic destination sign and automatic voice announcement systems.

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


     Technological enhancement of the Talking Bus(R) automatic voice announcement systems and TwinVision electronic destination sign products will continue in the future to increase the Company's ability to integrate these products with other technologies, reduce unit cost of production, and advance the state of the art in the Company's ongoing program to improve profit margins as well as increase market share and market penetration. In addition, the Company plans to integrate technology developed by the University of Washington into the Talking Bus(R) product which will allow access to passenger information over the Internet. Beyond enhancement of existing product, totally new generations of product are under various stages of development.



     The Twin Vision and Transit Media subsidiaries of DRI introduced a new generation display element through its TwinVision LeDot(R) electronic destination signs in 1996 (Transit Media - Europe) and 1997 (Twin Vision -
USA). This new generation display combined known and proven benefits of light emitting diodes with improved electromagnetic "flip-dot" elements to enhance product performance. These enhancements improved distance of readability and reduced maintenance expense. This development, under a product display technology licensed to Twin Vision and Transit Media, virtually changed the entire electronic destination sign industry and quickly became the industry standard. In 1999 and 2000, Transit Media and Twin Vision again led an industry technology change with a new generation of low-energy high-brightness all-LED display element eliminating the mechanical moving-part flip-dot as typically used in prior generations of electronic destination signs.


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

ACQUISITIONS AND REORGANIZATION


     As previously reported, DRI acquired DAC in 1995, acquired Transit Media in 1996 and merged Robinson Turney International ("RTI") into DRI in 1998. The DAC acquisition increased DRI's revenue and profit as well as provided DRI with a leading product line and technology development platform. Acquisition of Transit Media provided an important European market foothold as well as the origins of the TwinVision electronic destination sign technology. The RTI merger delivered the essence of TwinVision business development and market capability, as well as access a license held by RTI.



     In July 2000, DRI entered into a non-binding letter of intent with Mobitec Holding AB, a Swedish company ("Mobitec"), and its shareholders to acquire all the outstanding shares of Mobitec. Mobitec makes and supplies information systems for public transport vehicles for the global market particularly in the Nordic market consisting of Iceland, Greenland, Sweden, Norway, Denmark and Finland. In December 2000, DRI and its newly formed wholly-owned subsidiary, DRI-Europa AB ("DRI-Europa"), entered into an Option Agreement, which was amended in February 2001, granting DRI and DRI-Europa the option to purchase all the shares of Mobitec. The proposed acquisition of Mobitec is expected to involve consideration to the sellers, including cash of approximately $4.2 million, issuing promissory notes of approximately $2.0 million, issuing certain restricted shares of DRI and granting to one of the sellers certain warrants to purchase DRI common stock. The issuance of certain shares of the Company's common stock as part of the proposed Mobitec acquisition will require shareholder approval and will be fully described in the Company's Proxy Statement for its Annual Meeting of Shareholders. If the required shareholder approval is given for those aspects of the acquisition requiring approval, the Mobitec acquisition is expected to close in June 2001.

MANUFACTURING

     The principal supplier for the Company's DR business unit division, Xetel Corporation, is a contract manufacturing firm producing DR designed equipment. Trimble Navigation Ltd. supplies the GPS equipment for this DR product.


     The Twin Vision and Transit Media subsidiaries of the Company purchase display components and assemblies for electronic destination signs systems from Lite Vision Corporation and Meccanica UGO Amelie of Italy. Lite Vision Corporation is a major stockholder in the company holding approximately 12.2% of the outstanding common stock. The Company has contracts with electronic manufacturing or contract assembly firms to assemble these components and assemblies both domestically and overseas. Domestic production is compliant with all "Buy America" regulations.


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

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company leases 18,484 square feet of office and operational space in an office and light manufacturing complex in Durham, North Carolina. The lease agreement provides for monthly rental payments ranging from $13,486 to $17,083 and expires in May 2009. The Company leases approximately 2,200 square feet of corporate administration office space in Dallas, Texas and provides for monthly rental payments of approximately $4,350. The Company also leases approximately 4,700 square feet of office and operational space in Raleigh, North Carolina. This lease agreement contains rental rates ranging from $4,241 to $5,013 per month and runs through December 2002. The German subsidiary, Transit Media, leases office and engineering space in Ettlingen, Germany with monthly rental payments of $2,551 and running through May 2002.


     Management believes, if necessary, additional office and manufacturing space will be available in or near its existing facilities at a cost approximately equivalent to or slightly higher than that now paid by the Company for its existing facilities.

ITEM 3.  LEGAL PROCEEDINGS

     On February 24, 1999, Mark IV Industries, Ltd. ("Mark IV") filed a lawsuit, MARK IV INDUSTRIES, LTD. V. DIGITAL RECORDERS, INC., in the United States District Court for the Northern District of Texas, alleging the Company was infringing two U.S. patents held by Mark IV and seeking unspecified monetary damages, treble damages, and injunctive relief. The allegations related to the display elements used in the TwinVision destination sign systems manufactured and marketed by the Twin Vision of North America, Inc. subsidiary of the Company under an exclusive license for the patented display technology from Lite Vision Corporation ("Lite Vision") of Taiwan. The Company denied all the plaintiff's allegations and asserted counterclaims against Mark IV, including alleged violations of the antitrust laws.


     In a separate action filed July 26, 1999, also in the United States District Court for the Northern District of Texas, Mark IV further alleged the Company was infringing a continuation patent related to one of the two patents that is the subject of the lawsuit filed in February 1999 described above. In this second action, Mark IV asserted similar claims and saught similar relief.


     On February 15, 2000, Twin Vision filed a legal action, TWINVISION V. LUMINATOR, in the United States District Court for the Eastern District of Texas, against the Luminator Holding LP subsidiary of Mark IV Industries, Inc., the ultimate parent of Mark IV Industries, Ltd. This action alleged infringement of the Lite Vision patents including the recently issued continuation patent, under which Twin Vision holds an exclusive license, seeks damages, and injunctive relief.



     On or about October 27, 2000, the Company and Twin Vision reached a settlement with Mark IV Industries, Ltd. and its parent corporation, as well as related business entities of that parent ("MARK IV"), of all the litigation pending between them described above. The parties agreed to dismiss all litigation, with prejudice, which bars future litigation of the same claims. While exact terms of the settlement are confidential, no funds were paid by either party in the settlement and all business activities of each party remain as prior to initiation of the litigation. The settlement includes Lite Vision.


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



1999                                            HIGH                 LOW
                                                ----                 ---
   First Quarter ....................        $   2.38             $   1.38
   Second Quarter ...................            2.19                 1.75
   Third Quarter ....................            2.09                 1.63
   Fourth Quarter ...................            4.81                 1.50

2000

   First Quarter ....................        $   4.38             $   2.28
   Second Quarter ...................            2.63                 1.63
   Third Quarter ....................            2.69                 1.91
   Fourth Quarter ...................            2.63                 1.31




The Company had not declared any dividends on common stock during 2000 and 1999.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL


     DRI itself, or through contractors, designs, manufactures, sells, and services information technology and audio surveillance technology products through two major business segments. These two business segments are 1) the transportation products segment; and 2) the law enforcement and surveillance segment.



     The transportation products segment consists of the Digital Recorders business unit division and two wholly owned subsidiaries, Transit Media, located in Germany and Twin Vision, located in North Carolina. Transportation products are sold worldwide in the passenger information communication industry and market. Sales are to transportation vehicle equipment customers including municipalities, regional transportation districts, federal, state, and local departments of transportation, transit agencies, vehicle manufacturers, and public, private, or commercial operators of those vehicles.



     The law enforcement and surveillance segment consists of DAC located in North Carolina. DAC serves customers in federal, state, and local law enforcement agencies or organizations in the United States, as well as their counterparts abroad.


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


     The Company recognizes revenue upon shipment of products to customers. Because the Company's operations are characterized by significant research and development expenses preceding product introduction, net sales and related expenses may not be recorded in the same period, thereby producing fluctuations in operating results. The Company's dependence on large contracts and orders, as well as on a small number of relatively large customers or projects, will increase the magnitude of fluctuations in operating results particularly on a period to period, or period over period, comparison basis.

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

RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenues represented by certain items included in the Company's Statements of Operations:


                                                                           YEAR ENDED
                                                                           DECEMBER 31,
                                                                   --------------------------
                                                                      2000            1999
                                                                   -----------      ---------
Net sales....................................................         100.0 %        100.0 %
Cost of sales................................................          63.5           64.9
                                                                   -----------      ---------
       Gross profit..........................................          36.5           35.1
                                                                   -----------      ---------
Operating expenses:                                                     -              -
       Selling, general and administrative...................          28.0           28.1
       Engineering, research and development.................           7.7            8.3
                                                                   -----------      ---------
            Total operating expenses.........................          35.7           36.4
                                                                   -----------      ---------
       Operating income (loss)...............................           0.8           (1.3)
Other expense and interest expense...........................          (1.7)          (0.8)
                                                                   -----------      ---------
       Loss before income taxes..............................          (0.9)          (2.1)
Income tax expense...........................................           -              -
                                                                   -----------      ---------
       Loss before change in accounting principle............          (0.9)          (2.1)
Less:  Cumulative effect of change in accounting principle...           -             (0.6)
                                                                   -----------      ---------
Net loss.....................................................          (0.9) %        (2.7) %
                                                                   ===========      =========



COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND 1999


     Net sales for the year ended December 31, 2000 were $29,886,168, an increase of $7,444,934 or 33.2%, as compared to $22,441,234 for the year ended December 31, 1999. Increased sales in the transportation products segment, which were offset slightly by a decline in the law enforcement and surveillance sales, was the most significant factor contributing to the increase.



     For the year 2000, the transportation products segment sales increased $8,321,324 or 40.3% from $20,665,129 in 1999 to $28,986,453 in 2000. The increase reflects both higher sales levels to existing customers and orders from new customers. These sales were primarily from existing products in existing geographical markets. Management believes better product technology, competitive pricing, as well as an underlying growth in the transportation sector, have contributed to the significantly improved TPS sales results. However, continued sales growth in the transportation products segment, at these high levels will be dependent on the expansion of new products and technology, as well as the expansion into new geographic areas. Overall, product prices have remained steady in 2000. As noted above, the Company's customers frequently have a long lead-time between when an interest in the Company's products is expressed and the actual order, manufacture and shipment of the product. The efforts expended in any given year to acquire new customers and sell the Company's products may not translate into additional sales until future periods.



     DAC sales decreased $876,391 in fiscal 2000, or 49.3% from $1,776,106 in 1999 to $899,715 in 2000. The sales decline of this limited niche market was primarily the result of government orders not materializing during 2000 as compared to the prior years. Management believes that new leadership in this segment, along with a greater and more intensive marketing effort to local and federal government organizations, should improve sales results in the law enforcement and surveillance segment.



     Gross profit for 2000 was $10,905,599, an increase of $3,019,499, or 38.3%, as compared to gross profit of $7,886,100 in 1999. As a percentage of sales, gross profit was 36.5% of net sales in 2000 as compared to 35.1% during 1999. The slight improvement in gross profit during 2000 was due to lower material costs for major components which were obtained from suppliers as a result of purchase volume discounts. Management believes continued improvements in the gross profit percentage are dependent upon overall economic conditions in the transportation sector.



     Selling, general and administrative expenses during 2000 were $8,378,225, an increase of $2,075,036 or 32.9% as compared to $6,303,189 for such expenses during 1999. This increase was attributed primarily to higher payroll and related fringe benefits necessary to support the Company's continued growth. The number of total employees increased from 63 at December 31, 1999 to 72 at December 31, 2000. Of this increase, four were sales marketing and other administrative employees. As a percentage of sales, these expenses remained relatively constant, decreasing from 28.1% in 1999 to 28.0% in 2000. Management believes these expenses will continue to decrease slightly as a percentage of sales.



     Engineering and research and development expenses for 2000 were $2,294,620, an increase of $428,680, or 23%, as compared to engineering, research and development expenses of $1,865,940 in 1999. As a percentage of net sales, these expenses remained relatively constant, decreasing to 7.7% in 2000 from 8.3% in 1999. The increase in total dollars was primarily related to additional engineering personnel and outside engineering expense for software and hardware development, sustaining product engineering and new product development. The number of employees in this category increased from 16 to 21 in 2000. Management believes these expenses must remain in the 7% to 9% range, as a percentage of sales, to support the Company's continued expected growth.

     The net change in operating loss was a decrease of $515,783 from a loss of $283,029 in 1999 to a profit of $232,754 in 2000. This improvement was due primarily to the factors set forth above.



     Total other income (expense) for 2000 was ($512,217), an increase of $326,661 as compared to ($185,556) for 1999. This increase was primarily the result of higher interest expense due to both increased borrowings and higher interest rates for the year.



LIQUIDITY AND CAPITAL RESOURCES


     On August 23, 1999, DRI and its subsidiaries signed a four year
Revolving and Term Lines of Credit Agreement ("Credit Agreement") with
Fremont Financial Corporation, a subsidiary of Finova Group Inc. On January 31, 2001, the Finova Group Inc. sold certain loan portfolio assets to Guaranty Business Credit, the asset based financial services subsidiary of Guaranty Bank, a wholly owned subsidiary of Temple-Inland, Inc., which included the loan and agreement with DRI. The Credit Agreement provides up to $11.25 million for borrowing by DRI to be used for acquisitions, working capital and general corporate purposes. The amount available to borrow under the revolving portion of the Credit Agreement is determined based on a formula of eligible trade accounts receivable and inventory. The trade accounts receivable basis is eighty-five percent (85%) of eligible domestic U.S. trade accounts plus the lessor of fifty percent (50%) or $750,000 of eligible trade accounts of Transit Media, the German subsidiary. The inventory basis is a weighted average formula on the ratio of domestic U.S. inventory to the total confirmed sales orders with advances of thirty-five percent (35%) of primary components with a limit of $1,000,000 and eight percent (8%) of general inventory with no specific limit. The term portion of the Credit Agreement will be primarily used to fund the machinery and equipment and real estate assets of acquisitions. The interest rate on the revolving credit portion of the agreement is the published prime lending rate plus one and three-quarters percent. Credit extended for acquisitions bears an interest rate of prime plus two percent. The outstanding debt under this agreement at December 31, 2000 was $5,555,078 with additional borrowing availability of $568,153. The outstanding debt under this agreement is substantially secured by all the assets of the Company and its subsidiaries.



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


     The Company's investing activities used cash of $246,335 and $411,713 for 2000 and 1999, respectively. During both years, the use of cash was primarily for computer systems related expenditures and office furniture and fixtures for additional personnel. Management does not believe the level of expenditures for such investing will change in 2001 significantly from the current year level.



     The Company's financing activities provided net cash of $2,086,235 and $2,199,944 during 2000 and 1999, respectively. Significantly all of these funds were used to finance the growth of the Company as accounts receivable and inventory levels increased during both years.



     The Company's cash requirements, other than for normal operating expenses, will relate to the development of new products and enhancement of existing products, financing anticipated growth, and the possible acquisition of products or technologies complementary to the Company's business. The Company believes a combination of its net working capital and the borrowing capacity available under its credit facility provide the liquidity and capital resources necessary to satisfy the Company's currently anticipated cash requirements for 2001, except for possible acquisitions including the acquisition of Mobitec.


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

         Consolidated Financial Statements follow this page


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                    DIGITAL RECORDERS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                             PAGE(S)
                                                                                             -------
Independent Accountant's Report                                                                 13

Consolidated Balance Sheets - December 31, 2000 and 1999 ................................       14

Consolidated Statements of Operations - Years Ended December 31, 2000 and 1999...........       15

Consolidated Statements of Stockholders' Equity -
     Years Ended December 31, 2000 and 1999 .............................................       16

Consolidated Statements of Cash Flows  - Years Ended December 31, 2000 and 1999..........     17-18

Notes to Consolidated Financial Statements. .............................................    19-30


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

                                     McGladrey & Pullen, LLP


Raleigh, North Carolina
February 23, 2001

                              DIGITAL RECORDERS, INC. AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS

                                    December 31, 2000 AND 1999




ASSETS                                                                                         2000                1999
-----------------                                                                         --------------     ---------------
Current Assets:
  Cash and cash equivalents                                                            $        123,862    $        242,820
  Trade accounts receivable, less allowance for doubtful accounts of $55,000
    and $77,250 at December 31, 2000 and 1999, respectively                                   9,517,923           5,571,452
  Other receivables                                                                              50,652             212,182
  Inventories                                                                                 5,463,003           4,322,391
  Prepaids and other current assets                                                             360,016             623,139
                                                                                          --------------     ---------------
     Total current assets                                                                    15,515,456          10,971,984
                                                                                          --------------     ---------------

Property and equipment, less accumulated depreciation of
  $741,367 and $525,875 at December 31, 2000 and 1999, respectively                             586,410             555,567
Goodwill, less accumulated amortization of $686,389 and $700,205
  at December 31, 2000 and 1999, respectively                                                 1,078,611           1,208,230
Intangible assets, less accumulated amortization of $123,462 and $290,771
  at December 31, 2000 and 1999, respectively                                                    76,129              86,974
Deferred taxes                                                                                  170,373             122,235
Other assets                                                                                    393,246             239,583
                                                                                          --------------     ---------------
     TOTAL ASSETS                                                                      $     17,820,225    $     13,184,573
                                                                                          ==============     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Line of credit                                                                       $      5,555,078    $      3,292,619
  Accounts payable                                                                            3,265,340           2,395,017
  Accounts payable, related party                                                             2,224,555             652,319
  Accrued expenses                                                                            1,128,498             650,733
  Preferred stock dividends payable                                                              44,250              44,250
                                                                                          --------------     ---------------
     Total current liabilities                                                               12,217,721           7,034,938
                                                                                          --------------     ---------------

Series AAA Redeemable, Convertible, Nonvoting Preferred Stock, $.10 par value,
  Liquidation Preference of $5,000 per share (mandatory redemption on
  December 31, 2003); 20,000 shares authorized; 354 shares issued
  and outstanding at December 31, 2000 and 1999                                               1,770,000           1,770,000
                                                                                          --------------     ---------------

Stockholders' Equity:
  Common stock, $.10 par value, 10,000,000 shares authorized;
  3,274,475 and 3,274,075 shares issued and outstanding at
  December 31, 2000 and 1999, respectively                                                      327,447             327,407
  Additional paid-in capital                                                                 11,158,826          11,335,090
  Accumulated other comprehensive loss - foreign currency translation                          (328,722)           (237,278)
  Accumulated deficit                                                                        (7,325,047)         (7,045,584)
                                                                                          --------------     ---------------
     Total stockholders' equity                                                               3,832,504           4,379,635
                                                                                          --------------     ---------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $      17,820,225   $     13,184,573
                                                                                          ==============     ===============



See accompanying notes to consolidated financial statements.

                            DIGITAL RECORDERS, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                             YEARS ENDED DECEMBER 31, 2000 AND 1999



                                                                                     2000              1999
                                                                                --------------   ----------------
Net sales                                                                     $    29,886,168  $      22,441,234
Cost of sales                                                                      18,980,569         14,555,134
                                                                                --------------   ----------------
     Gross profit                                                                  10,905,599          7,886,100
                                                                                --------------   ----------------

Operating expenses:
     Selling, general and administrative                                            8,378,225          6,303,189
     Engineering, research and development                                          2,294,620          1,865,940
                                                                                --------------   ----------------
         Total operating expenses                                                  10,672,845          8,169,129
                                                                                --------------   ----------------

     Operating income (loss)                                                          232,754           (283,029)

Other expense                                                                          (1,619)           (18,390)
Interest expense                                                                     (510,598)          (167,166)
                                                                                --------------   ----------------
         Total other expense and interest expense                                    (512,217)          (185,556)
                                                                                --------------   ----------------

     Loss before income taxes                                                        (279,463)          (468,585)

Income tax expense                                                                          -                  -
                                                                                --------------   ----------------

     Loss before change in accounting principle                                      (279,463)          (468,585)

Less:  Cumulative effect of change in accounting principle                                  -            135,887
                                                                                --------------   ----------------

     Net loss                                                                        (279,463)          (604,472)

Preferred stock dividend requirements                                                (177,000)          (172,100)
                                                                                --------------   ----------------

     Net loss applicable to common shareholders                               $      (456,463) $        (776,572)
                                                                                ==============   ================

Earnings per share:
     Net loss before cumulative effect of change in accounting principle      $         (0.14) $           (0.20)
     Cumulative effect of change in accounting principle                                    -              (0.04)
                                                                                --------------   ----------------
     Total basic and diluted net loss per share                               $         (0.14) $           (0.24)
                                                                                ==============   ================

     Weighted average number of common shares and common
     equivalent shares outstanding                                                  3,274,108          3,274,075
                                                                                ==============   ================



     See accompanying notes to consolidated financial statements.

                           DIGITAL RECORDERS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                            YEARS ENDED DECEMBER 31, 2000 AND 1999



                                     Common Stock
                                 ---------------------------                          Accumulated
                                    Number                Additional                     Other                         Total
                                  of shares     Par        Paid-in     Accumulated    Comprehensive  Comprehensive   Stockholders'
                                    issued     Value       Capital       Deficit      Income (loss)  Income (loss)     Equity
                                 ---------------------  ------------- --------------  -------------- -------------   -------------
Balance as of January 1, 1999     3,274,075 $  327,407  $ 11,507,190  $  (6,441,112)  $     (48,839)                 $  5,344,646

Comprehensive income (loss):
  Net loss                                                                 (604,472)                 $    (604,472)      (604,472)
  Translation adjustment                                                                   (188,439)      (188,439)      (188,439)
                                                                                                     -------------
    Total comprehensive loss                                                                         $    (792,911)
                                                                                                     =============
Preferred stock dividends                                   (172,100)                                                    (172,100)
                                 ----------  ---------  ------------  --------------  --------------                 -------------
Balance as of December 31, 1999   3,274,075    327,407    11,335,090     (7,045,584)       (237,278)                    4,379,635

Comprehensive income (loss):
  Net loss                                                                 (279,463)                 $    (279,463)      (279,463)
  Translation adjustment                                                                    (91,444)       (91,444)       (91,444)
                                                                                                     -------------
    Total comprehensive loss                                                                         $    (370,907)
                                                                                                     =============
Issuance of common stock                400         40           736                                                          776
Preferred stock dividends                                   (177,000)                                                    (177,000)
                                 ----------  ---------  ------------  --------------  --------------                 -------------
Balance as of December 31, 2000   3,274,475  $ 327,447  $ 11,158,826  $  (7,325,047)  $    (328,722)                 $  3,832,504
                                 ==========  =========  ============  ==============  ==============                 =============



See accompanying notes to consolidated financial statements.

                          DIGITAL RECORDERS, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                          YEARS  ENDED DECEMBER 31, 2000 AND 1999



                                                                                     2000             1999
                                                                                 --------------   -------------
Cash flows from operating activities:
     Net loss                                                                  $      (279,463) $     (604,472)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
        Depreciation of property and equipment                                         215,492         171,696
        Amortization of goodwill and intangible assets                                 178,925          71,740
        Cumulative effect of change in accounting principle                                  -         135,887
Changes in operating assets and liabilities:
     (Increase) in trade accounts receivable                                        (3,946,471)     (2,200,087)
     Decrease (increase) in other receivables                                          161,530        (173,383)
     (Increase) in inventories                                                      (1,140,612)       (274,561)
     Decrease (increase) in prepaids and other current assets                          263,123        (474,228)
     (Increase) in deferred taxes                                                      (48,138)       (122,235)
     (Increase) in intangibles                                                         (38,461)        (54,136)
     (Increase) in other assets                                                       (153,663)        (22,922)
     Increase in accounts payable                                                    2,442,559       1,567,597
     Increase (decrease) in accrued expenses                                           477,765         (31,530)
     (Decrease) in income tax payable                                                        -         (49,977)
                                                                                 --------------   -------------
        Net cash used in operating activities                                       (1,867,414)     (2,060,611)
                                                                                 --------------   -------------
Cash flows used in investing activities:
     Purchases of property and equipment                                              (246,335)       (411,713)
                                                                                 --------------   -------------
Cash flows from financing activities:
     Proceeds from issuance of common stock                                                776               -
     Proceeds from short-term bank borrowings                                       25,671,950      11,973,171
     Principal payments on short-term bank borrowings                              (23,409,491)     (9,605,552)
     Payment of dividends on preferred stock                                          (177,000)       (167,675)
                                                                                 --------------   -------------
        Net cash provided by financing activities                                    2,086,235       2,199,944
                                                                                 --------------   -------------
Effect of exchange rate changes                                                        (91,444)       (188,439)
                                                                                 --------------   -------------
Net decrease in cash and cash equivalents                                             (118,958)       (460,819)

Cash and cash equivalents at beginning of year                                         242,820         703,639
                                                                                 --------------   -------------
Cash and cash equivalents at end of year                                       $       123,862  $      242,820
                                                                                 ==============   =============
Supplemental Disclosure of Cash Flow Information:
     Cash paid during the year for interest                                    $       490,294  $      186,189
                                                                                 ==============   =============
     Cash paid during the year for income taxes                                $             -  $       43,710
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

                     DIGITAL RECORDERS, INC. AND SUBSIDIARIES

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

           (g)  PROPERTY AND EQUIPMENT


           Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets (which range from three to ten years).The Company periodically evaluates the recoverability of its property and equipment. If facts and circumstances suggest that the property and equipment will not be recoverable, as determined based on the undiscounted cash flows over the remaining depreciable period, the Company's carrying value of property and equipment will be reduced to its fair value using prices for similar assets. To date, management has determined that no impairment of property and equipment exists.

                    DIGITAL RECORDERS, INC. AND SUBSIDIARIES

(1)        ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
           CONTINUED

           (h)  GOODWILL


           Goodwill was recorded as part of the acquisitions of Transit-Media GmbH ("Transit-Media") and Digital Audio Corporation ("Digital Audio"). Goodwill is amortized using a straight-line method over 4 to 15 years. The Company periodically evaluates the recoverability of its goodwill. If facts and circumstances suggest that the excess of cost over net assets acquired will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the excess cost over net assets acquired will be reduced to its fair value (estimated discounted future cash flows). To date, management has determined that no impairment of goodwill exists.


           (i)  INTANGIBLE ASSETS


           Intangible assets consist of certain deferred costs recorded as part of the acquisitions of Transit-Media and Digital Audio, tooling and related costs, and costs incurred to apply for and obtain patents on internally developed technology. Intangible assets are amortized using a straight-line method over 3-17 years. The Company periodically evaluates the recoverability of its intangible assets. If facts and circumstances suggest that the intangible assets will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired and the patented products over the remaining amortization period, the Company's carrying value of the intangible assets will be reduced to its fair value (estimated discounted future cash flows). To date, management has determined that no impairment of intangible assets exists.



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

(2)        PROPERTY AND EQUIPMENT

           Property and equipment consists of the following:


                                                                 December 31,
                                                             2000             1999
                                                        -------------   --------------
Leasehold improvements                                $        34,120  $       19,726
Automobiles                                                     4,000           4,000
Computer and telecommunications equipment                     614,110         489,563
Test equipment                                                170,329         152,384
Furniture and  fixtures                                       505,218         415,769
                                                         -------------   -------------
                                                            1,327,777       1,081,442
Less accumulated depreciation and amortization                741,367         525,875
                                                         -------------   -------------
                                                      $       586,410  $      555,567
                                                         =============   =============

                    DIGITAL RECORDERS, INC. AND SUBSIDIARIES

(3)     LEASES

           The Company leases its premises and certain office equipment under various operating leases which expire at various times through 2009. Rent and lease expense under these operating leases was $532,327 and $362,028 for the years ended December 31, 2000 and 1999, respectively.

           At December 31, 2000, future minimum lease payments under the non-cancelable operating leases are as follows:



            Year ending December 31,
                  2001                                $     530,091
                  2002                                      377,001
                  2003                                      254,456
                  2004                                      201,996
                  2005                                      188,210
                   Thereafter                               443,507
                                                        ------------
                   Total minimum lease payments       $   1,995,261
                                                        ============


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

                    DIGITAL RECORDERS, INC. AND SUBSIDIARIES

(7)        COMMON STOCK OPTIONS

           (a)  INCENTIVE STOCK OPTION PLAN

           The Company has an incentive stock option plan for employees whereby options to purchase Common Stock are granted at no less than the stock's estimated fair market value at the date of the grant and may be exercised during specified future periods.


                                                                      2000                        1999
                                                            -----------------------     -----------------------
                                                                         Weighted-                   Weighted-
                                                                          Average                     Average
                                                                         Exercise                     Exercise
                                                              Shares       Price         Shares        Price
                                                            -----------  ----------    -----------    ---------
              Outstanding at beginning of year                 478,200  $      2.53       381,412  $    2.75
              Granted                                          131,500         1.96       104,688       1.94
              Exercised                                           (400)        1.94             -          -
              Canceled                                         (21,500)        2.28        (7,900)      2.51
                                                            -----------  -----------   -----------    ---------
              Outstanding at end of year                       587,800  $      2.42       478,200  $    2.53
                                                            ===========  ===========   ===========    =========
              Weighted-average fair value of
              options granted during the year                           $      1.19                $    3.33

                                            Options Outstanding                                Options Exercisable
                          -------------------------------------------------------       --------------------------------
                            Number         Weighted-Average                               Number
         Range of         Outstanding         Remaining          Weighted-Average       Exercisable     Weighted-Average
     Exercise Prices      at 12/31/00      Contractual Life       Exercise Price        at 12/31/00      Exercise Price
     ---------------      -----------      ----------------     -----------------       -----------    -----------------
        $1.65 - 2.03         274,712          7.15 years               $2.93               273,046            $2.94
         2.31 - 3.00         313,088          8.51 years                1.96               270,754             1.96
                          -----------                                                   -----------
                             587,800                                                       543,800
                          ===========                                                   ===========


           (b)  NON-QUALIFIED STOCK OPTIONS

           The Company has issued options to purchase Common Stock primarily to non-employee members of the Board of Directors or committees of the Board of Directors which are exercisable at times and in increments as specified by the individual agreements.

           The following is a summary of nonqualified stock options:


                                                                      2000                        1999
                                                            -----------------------     -----------------------
                                                                         Weighted-                    Weighted-
                                                                          Average                      Average
                                                                         Exercise                      Exercise
                                                              Shares       Price          Shares        Price
                                                            -----------  ----------     -----------    --------
              Outstanding at beginning of year                 137,987  $     2.23          83,987  $     2.64
              Granted                                           80,000        2.13          68,000        1.87
              Exercised                                              -           -               -           -
              Canceled                                          (2,000)       1.94         (14,000)       2.91
                                                            -----------  ----------     -----------    --------
              Outstanding at end of year                       215,987  $     2.20         137,987  $     2.23
                                                            ===========  ==========     ===========    ========

              Weighted-average fair value of
              options granted during the year                           $     1.18                  $     3.35

                                            Options Outstanding                                Options Exercisable
                          -------------------------------------------------------       --------------------------------
                            Number         Weighted-Average                               Number
         Range of         Outstanding        Remaining           Weighted-Average       Exercisable     Weighted-Average
     Exercise Prices      at 12/31/00      Contractual Life       Exercise Price        at 12/31/00      Exercise Price
     ---------------      -----------      ----------------     -----------------       -----------    -----------------
        $1.63 - 2.00          79,987          7.08 years              $2.64                  79,987          $2.64
         2.38 - 3.00         136,000          8.92 years               1.93                 136,000           1.93
                          -----------                                                   -----------
                             215,987                                                        215,987
                          ===========                                                   ===========

                    DIGITAL RECORDERS, INC. AND SUBSIDIARIES

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

           In the pro forma calculations shown above, the Company used the Black-Scholes option pricing model to calculate the fair value of the stock options and stock warrants granted during 2000 and 1999. Significant assumptions used by the Company for these pro forma calculations are as follows:


                                                                  2000                       1999
                                                                  ----                       ----
                Risk-free interest rate                           6.50%                      6.80%
                Expected life                                    10 years                   10 years
                Expected volatility                              66.33%                     63.93%
                Expected dividends                                None                       None

(8)        INCOME TAXES

           (a) The components of the net deferred tax assets as of December 31, 2000 and 1999 are as follows:


                                                             2000                     1999
                                                         -------------            --------------
Deferred tax assets:
     Net operating loss carryforwards                  $      752,713           $       833,954
     Tax credits                                               87,908                    87,908
     Foreign translation benefits                             170,373                   122,235
     Inventory  reserve                                        17,349                    17,453
     Inventory capitalization                                  46,189                    39,535
     Organization and start-up costs                          207,328                   208,570
     Other accruals and reserves                               14,326                    26,183
                                                         -------------            --------------
                 Total gross deferred tax assets            1,296,186                 1,335,838
     Less valuation allowance                              (1,126,013)               (1,213,603)
                                                         -------------            --------------
                 Net deferred tax assets               $      170,173           $       122,235
                                                         =============            ==============


                The Company has determined that the need for a valuation allowance arises due to the Company's history of operating losses.

                    DIGITAL RECORDERS, INC. AND SUBSIDIARIES

 (8)       INCOME TAXES, CONTINUED

      (b) The reasons for the difference between actual income tax expense (benefit) for the years ended December 31, 2000 and 1999 are computed by applying the statutory federal income tax rate to pretax earnings
           (loss) from continuing operations are as follows:


                                                     2000                         1999
                                           -------------------------   -------------------------
                                             Amount    % of Pretax       Amount    % of Pretax
                                                     Earnings (loss)             Earnings (loss)
                                           -----------------------------------------------------
Income tax (benefit) at statutory rate   $     (97,812)    (35.0)%   $     (211,565)      (35.0)%
     Foreign subsidiary losses                 263,781      94.4            279,401        46.2
     Change in valuation allowance             (87,590)    (31.3)          (113,808)      (18.8)
     Other                                     (78,379)    (28.1)            45,972         7.6
                                           ----------------------      -------------------------
        Income tax expense (benefit)     $           -         - %   $            -           - %
                                           ======================      =========================



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
                                                                    ===========        ==========     ===========

                    DIGITAL RECORDERS, INC. AND SUBSIDIARIES

  (10)     MAJOR CUSTOMERS

 Net sales for the years ended December 31, 2000 and 1999, include sales in the Transportation Products Segment to the following major customers:


                                             Amount of Net Sales
                                           Year Ended December 31,
                                    --------------------------------------
Customer                                  2000                 1999
--------------------------------    ------------------    ----------------
Customer A                                $ 4,588,449      $       *
Customer B                                  4,565,738           4,531,968
Customer C                                  3,545,922              *
Customer D                                  3,315,953              *
                                    ------------------    ----------------
                                         $ 16,016,062         $ 4,531,968
                                    ==================    ================
                                               Trade Receivable
                                          Balance as of December 31,
                                    --------------------------------------
                                          2000                 1999
                                    ------------------    ----------------
Customer A                                $ 1,388,770      $       *
Customer B                                    394,872             756,800
Customer C                                  2,227,570              *
Customer D                                    812,911              *
                                    ------------------    ----------------
                                          $ 4,824,123           $ 756,800
                                    ==================    ================



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


           John D. Higgins, a director of the Company, is an employee of Investec Ernst & Co., a securities and investment banking firm that was engaged in December 2000 to provide a fairness opinion from a financial point of view with respect to the proposed Mobitec Acquisition. See Note 15 - "Subsequent Events." If the proposed Mobitec Acquisition is completed, Investec Ernst & Co. will receive a fee of $120,000, plus reasonable actual expenses, for furnishing the fairness opinion.



           In addition, also as part of the proposed Mobitec Acquisition, Mr. Higgins will receive a fee upon successful completion of certain convertible debenture financing which would contribute to the Company's consideration to be paid to the sellers in the proposed Mobitec Acquisition. If such financing is completed, Mr. Higgins will receive a fee up to $17,500 based upon a percentage of the amount of financing.

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


                                                                    2000                    1999
                                                             ------------------     -------------------
Net sales
      Transportation products                              $        28,986,453    $         20,665,129
      Law enforcement and surveillance                                 899,715               1,776,106
                                                             ------------------     -------------------
                                                           $        29,886,168    $         22,441,234
                                                             ==================     ===================

Income (loss) from operations
      Transportation products                              $         3,936,346    $          1,451,198
      Law enforcement and surveillance                                (578,413)                427,287
      Corporate office and administration                           (3,637,396)             (2,347,070)
                                                             ------------------     -------------------
                                                           $          (279,463)   $           (468,585)
                                                             ==================     ===================

Identifiable assets
      Transportation products                              $        15,386,409    $         10,308,837
      Law enforcement and surveillance                               1,647,497               1,911,158
      Corporate office and administration                              786,318                 964,578
                                                             ------------------     -------------------
                                                           $        17,820,225    $         13,184,573
                                                             ==================     ===================

Long-lived assets
      Transportation products                              $           522,151    $            425,024
      Law enforcement and surveillance                               1,127,340               1,251,013
      Corporate office and administration                              484,905                 414,318
                                                             ------------------     -------------------
                                                           $         2,134,396    $          2,090,355
                                                             ==================     ===================

Capital expenditures
      Transportation products                              $           161,059    $            127,905
      Law enforcement and surveillance                                  24,667                  30,248
      Corporate office and administration                               60,609                 253,560
                                                             ------------------     -------------------
                                                           $           246,335    $            411,713
                                                             ==================     ===================

Depreciation and amortization
      Transportation products                              $           130,768    $            108,452
      Law enforcement and surveillance                                 159,788                 184,315
      Corporate office and administration                              103,861                  86,556
                                                             ------------------     -------------------
                                                           $           394,417    $            379,323
                                                             ==================     ===================

Geographic information - net sales
      Domestic                                             $        21,856,677    $         16,450,978
      Canada                                                         5,605,399               2,027,321
      Germany                                                        1,229,724               1,501,972
      France                                                            84,368               1,224,070
      Other                                                          1,110,000               1,236,893
                                                             ------------------     -------------------
                                                           $        29,886,168    $         22,441,234
                                                             ==================     ===================

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

(15)       SUBSEQUENT EVENTS

           In July 2000, DRI entered into a non-binding letter of intent with Mobitec Holding AB, a Swedish company ("Mobitec") and its shareholders to acquire all the outstanding shares of Mobitec. Mobitec makes and supplies information systems for public transport vehicles for the global market particularly in the Nordic market consisting of Iceland, Greenland, Sweden, Norway, Denmark and Finland. In December 2000, DRI and its newly formed wholly-owned subsidiary, DRI-Europa AB ("DRI-Europa"), entered into an Option Agreement, which was amended in February 2001, granting DRI and DRI-Europa the option to purchase all the shares of Mobitec. The proposed acquisition of Mobitec is expected to involve consideration to the sellers, including cash of approximately $4.2 million, issuing promissory notes of approximately $2.0 million, issuing certain restricted shares of DRI and granting to one of the sellers certain warrants to purchase DRI common stock. The issuance of certain shares of the Company's common stock as part of the proposed Mobitec acquisition will require shareholder approval. If the required shareholder approval is given for those aspects of the acquisition requiring approval, the Mobitec acquisition is expected to close in June 2001.

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

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)   EXHIBITS

                The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated herein by this reference:


EXHIBIT NO.                    DOCUMENT
-----------                    --------
++    2.1      Stock Acquisition Agreement, dated March 20, 1996, between the
               Company and Transit-Media GmbH.

+++   2.3      Agreement and Plan of Reorganization among Robinson Turney
               International, Inc., the Company, Digital
               Recorders, Inc., a wholly owned subsidiary of the Company, and the shareholders of Robinson Turney International, Inc.

+++   2.4      Registration Rights Agreement among the Company,  David L.
               Turney and Claude G. Robinson.

***   2.5      Form of Stock Purchase Agreement between the Company,
               DRI-Europa AB, and Bengt Bodin, et al.

***   2.6      Amended Option Agreement, dated March 13, 2001, between the
               Company, DRI-Europa AB and Bengt Bodin, et al.

*     3.1.1    Articles of Incorporation of the Company as filed on March 2,
               1983, with the Secretary of State of the State of North Carolina.

*     3.1.10   Form of Amended and Restated Articles of Incorporation to be
               filed with the Secretary of State of the State of North Carolina.

*     3.1.11   Form of Amendment to Articles of Incorporation to be filed with the Secretary of State of the State of North Carolina.

*     3.2.1    Form of Amended and Restated By-Laws of the Company.

***   3.31     Form of Articles of Amendment to the Articles of Incorporation of
               the Company.

***   3.32     Form of Amendment to Bylaws of the Company.

*     4.1      Form of specimen certificate for Common Stock of the Company.



EXHIBIT NO.                    DOCUMENT
-----------                    --------
*     4.2      Form of specimen certificate for Warrants of the Company.

*     4.3      Form of Underwriter's Warrants to be issued by the Company to the
               Underwriter.

*     4.4      Warrant Agreement between the Company and Continental Stock
               Transfer & Trust Company.

*     10.2     Incentive Stock Option Plan, adopted April 27, 1993, authorizing
               200,000 shares of Common Stock for issuance pursuant to the Plan.

+     10.20    Asset Purchase and Sale Agreement, dated February 28, 1995, by and between Digital Audio Corporation and the Company.

**    10.26    Common Stock Warrant Agreement by and between Robinson Turney
               International, Inc. and the Company

++++  10.27    Share Purchase Agreement between Lite Vision Corporation and the
               Company.

++++  10.28    Option Agreement between Lite Vision Corporation and the Company.

***   10.31    Form of Bodin Warrant Agreement between the Company and Bengt
               Bodin.

***   10.32    Form of Registration Rights Agreement between the Company and
               Bengt Bodin et al.

***   10.33    Form of Promissory Note from DRI-Europa AB.

***   10.34    Preliminary Outline of Terms, dated November 28, 2000, from
               Renaissance Capital Group, Inc. to the Company, with First
               Amendment dated May 15, 2001.

***   10.35    Form of Consulting Agreement between the Company and Bengt Bodin

****  10.36    Letter of Engagement from Investec Ernst & Company dated May 1,
               2001.

**    10.4     Services Agreement, dated April 19, 1996, by and between the
               Company and Robinson Turney International, Inc.

**    10.41    Amendment to April 19, 1996, Services Agreement, dated July 29,
               1996, by and between the Company and Robinson Turney
               International, Inc.

**    10.42    Exclusive Distribution and Sublicense Agreement, dated June 1,
               1996, by and between Robinson Turney International, Inc. and
               TwinVision Corp. of North America, Inc.

***   10.5     Employment Agreement, dated April 20, 1998, between the Company and David Turney.

***   10.51    Executive Employment Agreement, dated January 1, 1999 between the Company and Larry Hagemann.

***   10.52    Executive Employment Agreement, dated January 1, 1999 between the Company and Larry Taylor.

****  10.6     Office Lease, between the Company and Sterling Plaza Limited
               Partnership.

****  10.61    Lease Agreement, between the Company and The Prudential Savings
               Bank, F.S.B., dated December 18, 1998.

****  10.7     Technology License Agreement, between the Company and The
               University of Washington.

****  10.8     Dominick & Dominick, LLC Warrant Agreement dated September 21,
               2000.

      11       Not Applicable

      13       Not Applicable

      16       Not Applicable

      18       Not Applicable

**    21       Listing of Subsidiaries of the Company

      22       Not Applicable

*     23.4     Consent of Island Appraisals

****  27       Financial Data Schedule

      28       Not Applicable

      99       Not Applicable

------------
* Incorporated by reference from the Company's Registration on Form SB-2 (S. E. C. File No. 33-82870-A)

**    Incorporated by reference from the Company's Form 10-KSB dated March 31,
      1997.

*** Incorporated by reference from the Company's Proxy Statement for its annual meeting for fiscal 2000, to be filed in May 2001.

****  Filed herewith.

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