Form 10QSB
period 2001-06-30
DIGITAL RECORDERS INC
filed 2001-08-15
CIK 853695

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

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

                                                             Yes  X   No
                                                                  --      --


                      APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of common equity
                   Common stock: 3,704,475 shares outstanding
                              as of August 14, 2001

Transitional Small Business Disclosure Format (check one);  Yes     No X
                                                               ---    ---

                          PART I FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
Financial Statements:


            Consolidated Balance Sheets...................................    3
            Consolidated Statements of Operations.........................    4
            Consolidated Statements of Cash Flows.........................    5
            Notes to Consolidated Financial Statements.................... 6-10



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
           PLAN OF OPERATIONS                                             10-15


                                    PART II   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                    15

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                            15

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                      15

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  16

ITEM 5. OTHER INFORMATION                                                    17

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                  17-19

                    DIGITAL RECORDERS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                        June 30, 2001      December 31, 2000
ASSETS                                                                                   (Unaudited)            (Note)
-------------                                                                          -----------------   ------------------
Current Assets:

    Cash and cash equivalents                                                          $      1,197,874    $         123,862
    Trade accounts receivable, less allowance for doubtful accounts of $90,000
        and $55,000 at June 30, 2001 and December 31, 2000, respectively                      9,885,790            9,517,923
    Other receivables                                                                           390,323               50,652
    Inventories                                                                               6,860,040            5,463,003
    Prepaids and other current assets                                                           471,953              360,016
                                                                                       -----------------   ------------------
        Total current assets                                                                 18,805,980           15,515,456

Property and equipment, less accumulated depreciation of
    $1,295,497 and $741,367 at June 30, 2001 and December 31, 2000, respectively                850,118              586,410
Goodwill, less accumulated amortization of $752,556 and $686,389
    at June 30, 2001 and December 31, 2000, respectively                                      3,863,379            1,078,611
Intangible assets, less accumulated amortization of $128,864 and $123,462
    at June 30, 2001 and December 31, 2000, respectively                                      4,564,599               76,129
Deferred taxes                                                                                  170,373              170,373
Other assets                                                                                    123,455              393,246
                                                                                       -----------------   ------------------
        TOTAL ASSETS                                                                   $      28,377,904   $      17,820,225
                                                                                       =================   ==================

LIABILITIES  AND  STOCKHOLDERS'  EQUITY
---------------------------------------
Current Liabilities:

    Lines of credit                                                                    $      5,957,950    $       5,555,078
    Current maturities of long-term debt                                                        404,126                    -
    Accounts payable                                                                          4,237,998            3,265,340
    Accounts payable, related party                                                           2,142,096            2,224,555
    Accrued expenses                                                                          2,182,623            1,128,498
    Preferred stock dividends payable                                                            44,250               44,250
                                                                                       -----------------   ------------------
        Total current liabilities                                                            14,969,043           12,217,721
                                                                                       -----------------   ------------------

Long-term debt, less current maturities                                                       6,485,828                    -
                                                                                       -----------------   ------------------

Series AAA Redeemable, Convertible, Nonvoting Preferred Stock, $.10 par value,
    Liquidation Preference of $5,000 per share (mandatory redemption on
    December 31, 2003); 20,000 shares authorized; 354 shares issued and
    outstanding at June 30, 2001 and December 31, 2000                                        1,770,000            1,770,000
                                                                                       -----------------   ------------------

Minority interest in consolidated subsidiary                                                    199,947                    -
                                                                                       -----------------   ------------------

Stockholders' Equity:

    Common stock, $.10 par value, 10,000,000 shares authorized; 3,704,475 and
    3,274,475 shares issued and outstanding at June 30, 2001 and December 31, 2000,
    respectively                                                                                370,447              327,447
    Additional paid-in capital                                                               12,183,346           11,158,826
    Accumulated other comprehensive loss - foreign currency translation                        (429,020)            (328,722)
    Accumulated deficit                                                                      (7,171,687)          (7,325,047)
                                                                                       -----------------   ------------------
        Total stockholders' equity                                                            4,953,086            3,832,504
                                                                                       -----------------   ------------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $     28,377,904    $      17,820,225
                                                                                       =================   ==================

Note: The balance sheet as of December 31, 2000 has been derived from the audited financial statements at that date.

See accompanying notes to consolidated financial statements.

                             DIGITAL RECORDERS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                                                  THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                        JUNE 30,                            JUNE 30,
                                                                2001              2000               2001             2000
                                                            --------------   ---------------    ---------------   --------------
Net sales                                                   $   8,469,339    $    7,976,432     $   15,450,313    $  12,982,789
Cost of sales                                                   5,238,541         4,984,598          9,658,102        8,063,543
                                                            --------------   ---------------    ---------------   --------------
     Gross profit                                               3,230,798         2,991,834          5,792,211        4,919,246
                                                            --------------   ---------------    ---------------   --------------
Operating expenses:
     Selling, general and administrative                        2,244,082         2,210,104          4,180,241        4,053,643
     Research and development                                     602,733           569,899          1,138,135        1,168,119
                                                            --------------   ---------------    ---------------   --------------
         Total operating expenses                               2,846,815         2,780,003          5,318,376        5,221,762
                                                            --------------   ---------------    ---------------   --------------

     Operating income (loss)                                      383,983           211,831            473,835         (302,516)
                                                            --------------   ---------------    ---------------   --------------

Other income (expense)                                            (16,758)             (647)           (18,225)            (804)
Interest expense, net                                            (106,569)         (129,451)          (243,789)        (211,430)
                                                            --------------   ---------------    ---------------   --------------
         Total other expense and interest expense                (123,327)         (130,098)          (262,014)        (212,234)
                                                            --------------   ---------------    ---------------   --------------

     Income (loss) before income taxes                            260,656            81,733            211,821         (514,750)

Income tax expense                                                (54,156)                -            (54,156)               -
                                                            --------------   ---------------    ---------------   --------------
     Income (loss) before minority interest in
         consolidated subsidiary                                  206,500            81,733            157,665         (514,750)

Minority interest in consolidated subsidiary                       (4,305)                -             (4,305)               -
                                                            --------------   ---------------    ---------------   --------------

     Net income (loss)                                            202,195            81,733            153,360         (514,750)

Preferred stock dividend requirements                             (44,250)          (44,250)           (88,500)         (88,500)
                                                            --------------   ---------------    ---------------   --------------

     Net income (loss) applicable to common shareholders    $     157,945    $       37,483     $       64,860    $    (603,250)
                                                            ==============   ===============    ===============   ==============

Earnings per share:
     Net income (loss) per share, basic and diluted         $        0.05    $         0.01     $         0.02    $       (0.18)
                                                            ==============   ===============    ===============   ==============

     Weighted average number of common shares and common
     equivalent shares outstanding                              3,293,376         3,274,075          3,283,978        3,274,075
                                                            ==============   ===============    ===============   ==============

See accompanying notes to consolidated financial statements.

                             DIGITAL RECORDERS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                                                     THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                          June 30,                            June 30,
                                                                   2001              2000              2001              2000
                                                              ----------------  ----------------  ----------------  ----------------
Cash flows from operating activities:
      Net income (loss)                                       $       202,195   $        81,733   $       153,360 $        (514,750)
      Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
            Depreciation of property and equipment                     70,439            60,415           137,574           108,780
            Amortization of goodwill and intangible assets             49,087            56,203            78,504           114,232
      Changes in working capital components, net of effects of
      purchased companies:
      (Increase) decrease in:
        Trade accounts receivable                                    (322,610)       (1,479,635)        2,136,635        (1,378,347)
        Other receivables                                              19,190            (3,599)           23,625           169,650
        Inventories                                                   117,606          (217,107)           23,368        (1,546,736)
        Prepaids and other current assets                              29,611           (27,342)          (48,418)           22,767
        Deferred taxes                                                      -                 -              (439)                -
        Intangibles                                                         -            (4,180)                -           (47,966)
        Other assets                                                  418,393             3,940           289,863            (4,529)
      Increase (decrease) in:
        Accounts payable                                              364,772           122,067          (101,187)        1,737,220
        Accrued expenses                                              (73,620)          225,793          (263,621)          185,613
                                                              ----------------  ----------------  ----------------  ----------------
            Net cash provided by (used in) operating
              activities                                              875,063        (1,181,712)        2,429,264        (1,154,066)
                                                              ----------------  ----------------  ----------------  ----------------

Cash flow's used in investing activities:
      Purchases of property and equipment                             (50,919)          (87,271)         (133,531)         (142,502)
      Purchase of companies, net of cash and cash
            equivalents acquired                                   (5,368,958)                -        (5,368,958)                -
                                                              ----------------  ----------------  ----------------  ----------------
            Net cash used in investing  activities                 (5,419,877)          (87,271)       (5,502,489)         (142,502)
                                                              ----------------  ----------------  ----------------  ----------------

Cash flows from financing activities:
      Proceeds from short-term bank borrowings                      7,196,798         6,908,067        14,793,043        11,347,301
      Principal payments on short-term bank borrowings             (6,489,037)       (5,779,546)      (15,477,638)       (9,977,776)
      Proceeds from long term debt                                  5,020,629                 -         5,020,629                 -
      Payment of dividends on preferred stock                         (44,250)          (44,250)          (88,500)          (44,250)
                                                              ----------------  ----------------  ----------------  ----------------
            Net cash provided by financing activities               5,684,140         1,084,271         4,247,534         1,325,275
                                                              ----------------  ----------------  ----------------  ----------------

Effect of exchange rate changes                                       (22,476)          (31,000)         (100,297)          (42,216)
                                                              ----------------  ----------------  ----------------  ----------------

Net increase (decrease) in cash and cash equivalents                1,116,850          (215,712)        1,074,012           (13,509)

Cash and cash equivalents at beginning of period                       81,024           445,023           123,862           242,820
                                                              ----------------  ----------------  ----------------  ----------------

Cash and cash equivalents at end of period                    $     1,197,874   $       229,311   $     1,197,874   $       229,311
                                                              ================  ================  ================  ================

Supplemental Disclosure of Cash Flow Information:
      Cash paid during the period for interest                $       119,078   $       112,834   $       271,456   $       191,964
                                                              ================  ================  ================  ================
      Cash paid during the period for income taxes            $             -   $             -   $             -   $             -
                                                              ================  ================  ================  ================

See accompanying notes to consolidated financial statements.

                    DIGITAL RECORDERS, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements - (Unaudited)

                             June 30, 2001 and 2000

(1)  BASIS OF PRESENTATION AND DISCLOSURE

          The unaudited interim condensed financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) considered necessary to present fairly the results for the interim periods presented.

          The accompanying condensed financial statements and related notes should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-KSB and 10-KSB/A for the year ended December 31, 2000. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full calendar year.

(2)  BUSINESS COMBINATION

          On June 28, 2001, the Company and its wholly owned subsidiary, DRI Europa AB ("DRI Europa"), acquired all of the outstanding stock of Mobitec Holding AB ("Mobitec"), a Swedish manufacturer. The acquisition of the Mobitec shares was made pursuant to an Amended Option Agreement, dated March 13, 2001, and a Stock Purchase Agreement, dated June 27, 2001. Both agreements were between the Company and DRI Europa, as the purchasers, and the individual Mobitec shareholders, as the sellers.

          The purchase price for the Mobitec shares consisted of a combination of cash, notes, stock and warrants to purchase stock, subject to certain possible adjustments, which adjustments are more fully described in the Company's Form 8-K filed on July 13, 2001. The total purchase price, including acquisition costs was $8,396,183, consisting of (i) $5,368,958 in cash, (ii) promissory notes issued by DRI Europa to the sellers aggregating $2,111,325, (iii) 430,000 restricted shares of the Company's common stock (valued at $915,900 or $2.13 per share) issued to two of the sellers, and (iv) warrants to purchase in the aggregate of 100,000 shares of the Company's common stock at an exercise price of $4.00 per share for a period of five years (valued at a total of $62,000) issued to one of the sellers. The excess of the total acquisition cost over the fair value of the net assets acquired of $6,980,294 will be amortized over 15 years by the straight-line method.

          The acquisition has been accounted for as a purchase and the results of operations of Mobitec since the date of acquisition are included in the consolidated financial statements for the three months and six months ended June 30, 2001.

(3)  PER SHARE AMOUNTS

          The basic net income (loss) per common share has been computed based upon the weighted average number of shares of common stock outstanding. Diluted net income (loss) per common share has been computed based upon the weighted average number of shares of common stock outstanding and shares that would have been outstanding assuming the issuance of common stock for all dilutive potential common stock outstanding. The Company's convertible debentures, convertible preferred stock, outstanding stock options and warrants represent the only dilutive potential common stock outstanding. The amounts of income (loss) used in the calculations of diluted and basic income (loss) per common share were the same for all the periods presented. Diluted net income (loss) per common share is equal to the basic net income
     (loss) per common share for the three and six month periods ended June 30, 2001 and 2000, respectively, as potential common shares would not have a dilutive effect.

                    DIGITAL RECORDERS, INC. AND SUBSIDIARIES

       Notes to Consolidated Financial Statements - Continued (Unaudited)

                             June 30, 2001 and 2000

(4)  TRANSLATION OF FOREIGN CURRENCY

          Foreign currency assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U. S. dollars (net of deferred income tax benefits of $170,373 at June 30, 2001 and December 31, 2000, respectively) are accumulated as the cumulative translation adjustment included in accumulated comprehensive loss in stockholders' equity. Realized gains and losses on foreign currency transactions, if any, are included in operations for the period.

(5)  LINES OF CREDIT AND LONG-TERM DEBT

     (a)  LINES OF CREDIT

     (a) On August 23, 1999, DRI and its subsidiaries signed a four year Revolving and Term Lines of Credit Agreement ("Credit Agreement") with Fremont Financial Corporation, a subsidiary of Finova Group Inc. On
     January 31, 2001, the Finova Group, Inc. sold certain loan portfolio assets to Guaranty Business Credit ("GBC"), the asset based financial services subsidiary of Guaranty Bank, a wholly owned subsidiary of Temple-Inland, Inc., which included the agreement and loan with DRI.
     The terms of the original agreement and amendments thereto remain the same. The Credit Agreement provides up to $11.25 million for borrowing by DRI to be used for acquisitions, working capital and general corporate purposes. The interest rate on the revolving credit portion of the agreement is the published prime lending rate plus one and three-quarters percent. Credit extended for acquisitions bears an interest rate of prime plus two percent. The outstanding debt under this agreement at June 30, 2001 was $4,881,247. The period ending available collateral based on the value of eligible trade accounts receivable and inventories was $5,387,685, resulting in additional borrowing availability to the company of $506,438. The outstanding debt under this agreement is substantially secured by all the U.S. based assets of the Company and its subsidiaries.

          As amended, the Credit Agreement includes other customary covenants and conditions relating to the conduct and operation of DRI's business. Specifically, as amended, the Credit Agreement limits the payment of dividends on any class of stock to $177,000 and subjects DRI to a 1:1 Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITA") to interest coverage ratio to be calculated on a quarterly basis. In addition, any acquisition requires approval from the lender. The Company was in compliance with these covenants at June 30, 2001 and December 31, 2000. Net interest expense was $106,569 and $129,451 for the three months ended June 30, 2001 and 2000, respectively.

          Mobitec has an agreement with a bank in Sweden, SEB Bank, from which the Company may currently borrow up to a maximum of 7,500,000 krona
     (SEK) or $689,000. At June 30, 2001, $659,973 was outstanding. Advances under the agreement are subject to a borrowing base of 75% of eligible accounts receivable. The line of credit bears interest at 5.1% and is collateralized by accounts receivable. This line of credit agreement expired on July 31, 2001 and was renewed until August 31, 2001.

          Mobitec also has an agreement with SEB Bank, from which it may borrow up to 6,000,000 krona (SEK) or $551,000 of which $416,730 was outstanding at June 30, 2001. The terms of this agreement require the payment of an unused credit line fee equal to 0.5% of the unused portion and interest at 5% of the outstanding balance. This agreement is secured by substantially all assets of Mobitec AB. This agreement expired July 31, 2001 and was extended to August 31, 2001.

                    DIGITAL RECORDERS, INC. AND SUBSIDIARIES

       Notes to Consolidated Financial Statements - Continued (Unaudited)

                             June 30, 2001 and 2000

(5)  LINES OF CREDIT AND LONG-TERM DEBT--CONTINUED

     (b)  PLEDGED ASSETS AND LONG-TERM DEBT
          Long-term debt at June 30,2001 and 2000 and the collateral pledged thereon consists of the following:

                                                                                          2001             2000
                                                                                      -----------       --------
       Unsecured note to individual, dated June 28, 2001, payable
       in full June 28, 2004, with interest at 9%.                                    $ 2,049,325 *     $      -

       Note payable to Svenska Handelsbanken AB, dated June 28, 2001, payable in
       20 quarterly installments of $101,031including interest at 5.35%. Note collateralized by stock of Swedish
       holding company and consolidated subsidiary.                                     2,020,629              -

       Convertible debentures to Renaissance Capital investment funds, dated
       June 22, 2001, payable in full June 22, 2008, with interest
       at 8.00%.                                                                        2,820,000 *            -
                                                                                      -----------       --------

              Total long-term debt                                                      6,889,954              -
              Less current maturities                                                     404,126              -
                                                                                      -----------       --------
                                                                                      $ 6,485,828        $     -
                                                                                      ===========       ========

         * Amounts are net of the value of warrants issued to the individual of $62,000 and to Renaissance Capital investment funds of $180,000.

(6)  SEGMENT INFORMATION

          The Company has two principal business segments, which are based upon differences in products and technology: (1) transportation products segment and (2) law enforcement and surveillance segment. The transportation products segment produces automated announcement, passenger information systems and electronic destination sign products for municipalities, transportation districts, and departments of transportation and bus manufacturers. The law enforcement and surveillance segment produces digital signal processing products for law enforcement agencies and organizations.

          Operating income (loss) for each segment is total sales less operating expenses applicable to the segment. Certain overhead expenses including corporate office salaries and benefits, public company administrative expenses, legal and audit fees, and interest expense are not included in segment operating income (loss). Segment identifiable assets include total assets.

                    DIGITAL RECORDERS, INC. AND SUBSIDIARIES

       Notes to Consolidated Financial Statements - Continued (Unaudited)

                             June 30, 2001 and 2000

(6)  SEGMENT INFORMATION--CONTINUED

         Sales, operating income (loss), identifiable assets, capital expenditures, long-lived assets, depreciation and amortization, and geographic information for the Company's two operating segments are as follows:

                                                     Three Months Ended June 30,                  Six Months Ended June 30,
                                                    2001                    2000                   2001              2000
                                              -----------------       -----------------        --------------    --------------
Net sales
    Transportation products                   $      8,148,969        $      7,734,598         $  14,776,353     $  12,572,456
    Law enforcement and surveillance                   320,370                 241,834               673,960           410,333
                                              -----------------       -----------------        --------------    --------------
                                              $      8,469,339        $      7,976,432         $  15,450,313     $  12,982,789
                                              =================       =================        ==============    ==============

Income (loss) from operations
    Transportation products                   $      1,198,404        $      1,176,491         $   1,875,207     $   1,536,979
    Law enforcement and surveillance                   (49,078)               (129,929)              (50,031)         (270,086)
    Corporate office and administration               (765,343)               (834,731)           (1,351,341)       (1,569,409)
                                              -----------------       -----------------        --------------    --------------
                                              $        383,983        $        211,831         $     473,835     $    (302,516)
                                              =================       =================        ==============    ==============

Depreciation and amortization
    Transportation products                   $         57,600        $         39,581         $      93,433     $      76,740
    Law enforcement and surveillance                    36,421                  45,944                72,036            90,670
    Corporate office and administration                 25,506                  31,093                50,609            55,602
                                              -----------------       -----------------        --------------    --------------
                                              $        119,527        $        116,618         $     216,078     $     223,012
                                              =================       =================        ==============    ==============

Capital expenditures
    Transportation products                   $         34,830        $         54,732         $      93,246     $      98,045
    Law enforcement and surveillance                     3,284                   4,077                 7,659            12,838
    Corporate office and administration                 12,805                  28,462                32,626            31,619
                                              -----------------       -----------------        --------------    --------------
                                              $         50,919        $         87,271         $     133,531     $     142,502
                                              =================       =================        ==============    ==============

Geographic information - net sales
    NAFTA                                     $      7,425,134        $      7,444,459         $  13,776,227     $  12,143,553
    Continental Europe                                 392,683                 401,326               692,181           600,386
    Nordic                                             360,731                       -               360,731                 -
    Australia                                           94,384                       -                94,384                 -
    Other                                              196,407                 130,647               526,790           238,850
                                              -----------------       -----------------        --------------    --------------
                                              $      8,469,339        $      7,976,432         $  15,450,313     $  12,982,789
                                              =================       =================        ==============    ==============

                                               June 30, 2001          December 31, 2000
                                              -----------------       -----------------
Identifiable assets
    Transportation products                   $     24,521,757        $     15,386,409
    Law enforcement and surveillance                 1,779,312               1,647,497
    Corporate office and administration              2,076,835                 786,319
                                              -----------------       -----------------
                                              $     28,377,904        $     17,820,225
                                              =================       =================

Long-lived assets
    Transportation products                   $      6,677,831        $        522,151
    Law enforcement and surveillance                 1,062,962               1,127,340
    Corporate office and administration              1,660,758                 484,905
                                              -----------------       -----------------
                                              $      9,401,551        $      2,134,396
                                              =================       =================

                    DIGITAL RECORDERS, INC. AND SUBSIDIARIES

       Notes to Consolidated Financial Statements - Continued (Unaudited)

                             June 30, 2001 and 2000

(7)  OTHER COMPREHENSIVE INCOME

          Comprehensive income was $179,717 and $50,735 for the three-month periods ended June 30, 2001 and 2000, respectively. Comprehensive income
     (loss) was $53,062 and ($556,966) for the six month periods ended June 30, 2001 and 2000, respectively.


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

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

          The transportation products segment consists of the Digital Recorders business unit division and three wholly owned subsidiaries, DRI Europa AB of Sweden, Transit-Media GmbH of Germany and TwinVision of North America, Inc. located in North Carolina. Transportation segment products are sold worldwide in the passenger information communication industry and market. Sales are to transportation vehicle equipment customers including municipalities, regional transportation districts, federal, state, and local departments of transportation, transit agencies, vehicle manufacturers, and public, private, or commercial operators of those vehicles.

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

          Transit-Media GmbH ("Transit Media"), located in Ettlingen, Germany, became a wholly owned subsidiary of DRI upon being acquired by the Company in May 1996. Shortly thereafter, DRI formed TwinVision of North America, Inc. ("Twin Vision") located in Research Triangle Park, North Carolina, as another wholly owned subsidiary. Transit Media's new and market leading electronic destination sign technology was then transferred to Twin Vision. Both of these subsidiaries, either through their own internal capability, or through contractors, design, manufacture, sell and service a new generation of electronic destination sign systems used worldwide on transit and transportation vehicles. These products are sold under the name "Twin Vision." Transit Media serves the European and Far Eastern markets while TwinVision serves the North American Free Trade Agreement ("NAFTA") market. Customers include operating agencies, which use transit and transportation vehicles, commercial transportation vehicle operators, and manufacturers of those vehicles.

          DAC, a wholly owned subsidiary of DRI, was acquired in 1995. It produces a line of digital audio filter systems and tape transcribers used to improve the quality and intelligibility of both live and recorded voices. Products are marketed, both domestically and internationally, to law enforcement entities and other customers in government organizations.

          On June 27, 2001, DRI Europa AB, the Swedish subsidiary corporation of DRI, and DRI acquired all the outstanding capital stock of the consolidated Mobitec AB ("Mobitec") group of companies. Mobitec consists of a Swedish corporation, two wholly owned subsidiaries in Australia and Germany and a 50:50 joint venture in Brazil. Mobitec AB operates primarily in the Nordic markets consisting of Greenland, Sweden, Norway, Denmark, Finland and Iceland. The subsidiaries sell and market products to South and Latin America, Australia and continental Europe. The principal customers of Mobitec are transit bus, light rail manufacturers and municipal transit authorities. Its technology is compatible with TwinVision although it has opted to not migrate fully to the TwinVision light emitting diode/flip-dot hybrid type technology. Mobitec uses traditional flip-dot displays indirectly illuminated by strips of high-intensity light emitting diodes mounted in a similar location as are the fluorescent tubes of older illumination technology systems.

          Mobitec was founded in 1987 and employs 55 people. Its primary operations are in Herrljunga, Sweden. Electronic sign components including the flip-dot strips, light emitting diode strips, housings, controller circuit boards and cable assemblies are purchased in the open market through European manufacturers and assembled into completed sign systems in Herrljunga. The Swedish facility also provides the assembled electronic signs, components and parts for its foreign subsidiaries.

          The following discussion provides an analysis of the Company's results of operations, liquidity and capital resources. This should be read in conjunction with the consolidated financial statements of the Company and notes thereto. The operating results of the periods presented were not significantly affected by inflation.

RESULTS OF OPERATIONS

          The following table sets forth the percentage of revenues represented by certain items included in the Company's Statements of Operations:


                                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                        JUNE 30,                         JUNE 30,
                                                              ---------------------------       ---------------------------
                                                                  2001           2000               2001           2000
                                                              ------------   ------------       ------------   ------------
Net sales............................................               100.0  %       100.0  %           100.0  %       100.0    %
Cost of sales........................................                61.9           62.5               62.5           62.1
                                                              ------------   ------------       ------------   ------------
      Gross profit...................................                38.1           37.5               37.5           37.9
                                                              ------------   ------------       ------------   ------------
Operating expenses:
      Selling, general and administrative............                26.5           27.7               27.1           31.1
      Engineering, research and development..........                 7.1            7.1                7.3            9.1
                                                              ------------    ------------     ------------    ------------
            Total operating expenses.................                33.6           34.8               34.4           40.2
                                                              ------------   ------------       ------------   ------------
      Operating income (loss)........................                 4.5            2.7                3.1           (2.3)
Other expense and interest...........................                (1.4)          (1.7)              (1.7)          (1.7)
                                                              ------------   ------------       ------------   ------------
      Income (loss) before income taxes..............                 3.1            1.0                1.4           (4.0)
Income tax expense ..................................                (0.7)             -               (0.4)             -
                                                              ------------   ------------       ------------   ------------
      Income (loss) before minority interest.........                 2.4            1.0                1.0           (4.0)
Minority interest in consolidated subsidiary.........                   -              -                  -              -
                                                              ------------   ------------       ------------   ------------
Net income (loss)....................................                 2.4  %         1.0  %             1.0  %        (4.0)   %
                                                              ============   ============       ============   ============

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2001 AND 2000

         Net sales for the three months ended June 30, 2001 were $8,469,339, an increase of $492,907 or 6.2%, as compared to $7,976,432 for the comparable three months in 2000.

         For the three months ended June 30, 2001, the transportation products segment sales increased $414,371 or 5.4% from the corresponding three months in the prior year or from $7,734,598 in 2000 to $8,148,969 in 2001. The net increase is due primarily to sales of $531,637 related to the acquired Mobitec business. This overall sales increase was offset by a slight decline in domestic sales of the core business units due to rescheduling of orders by customers from the second quarter to future periods. However, continued sales growth in the transportation product segment will be dependent on the expansion of new products and technology, as well as the expansion into new geographic areas. Overall, product prices have declined slightly in 2001. The Company's customers frequently have a long lead-time between the time an interest in the Company's products is expressed and the time of the actual order, manufacture and shipment of the product. The efforts expended in any given quarter to acquire new customers and to sell the Company's products may not translate into additional sales until future periods.

         During the three months ended June 30, 2001, DAC sales increased $78,536, or 32.4%, from the corresponding three months in the prior year or from $241,834 in 2000 to $320,370 in 2001. Management believes that new leadership in this segment, along with a greater and more intensive marketing effort to local and federal government organizations, has resulted in the significantly improved sales of the law enforcement and surveillance segment over the comparable period last year.

         Gross profit for the three months ended June 30, 2001 was $3,230,798, an increase of $238,964, or 8.0%, as compared to gross profit of $2,991,834 for the three months ended June 30, 2000. As a percentage of sales, gross profit during the three months ended June 30, 2001 was 38.1% of net sales, as compared to 37.5% during the corresponding three months in 2000. The slight improvement in gross profit was due to lower material costs for major components that were obtained from suppliers as a result of purchase volume increases. Management believes that continued improvements in the gross profit percentage are dependent upon overall economic conditions in the transportation sector.

         Selling, general and administrative expenses during the three months ended June 30, 2001 were $2,244,082, an increase of $33,978 or 1.5% as compared to $2,210,104 for such expenses during the three months ended June 30, 2000. This slight increase was attributed primarily to higher payroll and related fringe benefits necessary to support the Company's continued growth. However, as a percentage of sales, these expenses decreased from 27.7% in 2000 to 26.5% in 2001. Management believes these expenses will continue to decrease slightly as a percentage of sales.

         Engineering, research and development expenses for the three months ended June 30, 2001 were $602,733, an increase of $32,834, or 5.8%, as compared to engineering, research and development expenses of $569,899 for the three months ended June 30, 2000. As a percent of net sales, these expenses were identical at 7.1% for both periods. The slight increase in total dollars was primarily related to additional engineering expenses associated with the Mobitec operations. Management believes these expenses must remain in the 7% to 9% range, as a percentage of sales, to support the Company's continued expected growth through new product development and new technology introduction.

         Operating income for the three months ended June 30, 2001 was $383,983 compared to $211,831 for the three months ended June 30, 2000, an increase of $172,152 over the prior period. This improvement was due primarily to the factors set forth above.

         Total other expense and interest expense for the three months ended June 30, 2001 was $123,327, a decrease of $6,771 as compared to $130,098 for the three months ended June 30, 2000. This decrease was primarily the result of lower interest expense due to decreased average borrowings during the period.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2001 AND 2000

         Net sales for the six months ended June 30, 2001 were $15,450,313, an increase of $2,467,524 or 19.0%, as compared to $12,982,789 for the comparable six months in 2000.

         For the six months ended June 30, 2001, the transportation product segment sales increased $2,203,897 or 17.5% from the corresponding six months in the prior year or from $12,572,456 in 2000 to $14,776,353 in 2001. The increase reflects both higher sales levels to existing customers and orders from new customers. Other than the sales of $531,637 generated from the Mobitec operations, the increase in sales was generated primarily from existing products and their derivatives in existing geographical markets. Management believes better product technology, competitive pricing, as well as an underlying growth in the transportation sector, have contributed to the significantly improved sales results in this segment. However, continued sales growth in the transportation products segment at these high levels will be dependent on the introduction of new products and technology, as well as expansion into new geographic areas. Overall, product prices have declined slightly in 2001. As noted previously, the Company's customers usually have a long lead-time between the time when an interest in the Company's products is expressed and the time of the actual order, manufacture and shipment of the product. The efforts expended in any given period ended to acquire new customers and sell the Company's products may not translate into additional sales until future periods.

         During the six months ended June 30, 2001, DAC sales increased $263,627, or 64.2%, from the corresponding six months in the prior year or from $410,333 in 2000 to $673,960 in 2001. Management believes that new leadership in this segment, along with a greater and more intensive marketing effort to local and federal government organizations, has resulted in the improved sales of the law enforcement and surveillance segment over the comparable six month period last year.

         Gross profit for the six months ended June 30, 2001 was $5,792,211, an increase of $872,965, or 17.7%, as compared to gross profit of $4,919,246 for the six months ended June 30, 2000. As a percentage of sales, gross profit during the six months ended June 30, 2001 was 37.5% of net sales, compared to 37.9% during the corresponding six months in 2000. Management believes that future changes in the gross profit percentage are dependent upon overall economic conditions in the transportation sector.

         Selling, general and administrative expenses during the six months ended June 30, 2001 were $4,180,241, an increase of $126,568 or 3.1% as compared to $4,053,643 for such expenses during the six months ended June 30, 2000. This increase was attributed primarily to higher payroll and related fringe benefits necessary to support the Company's continued growth offset by lower legal expense. As a percentage of sales, these expenses were significantly lower, decreasing from 31.1% in 2000 to 27.1% in 2001. Management believes these expenses will continue to decrease as a percentage of sales.

         Engineering, research and development expenses for the six months ended June 30, 2001 were $1,138,135, a decrease of $29,984, or 2.6%, as compared to engineering, research and development expenses of $1,168,119 for the six months ended June 30, 2000. As a percent of net sales, these expenses were lower, decreasing from 9.1% in 2000 to 7.3% in 2001. The slight decrease in total dollars was primarily related to lower outside engineering expense for software and hardware development which offset additional engineering expenses associated with Mobitec. Management believes these expenses must remain in the 7% to 9% range, as a percentage of sales, to support the Company's continued expected growth.

         Operating income for the six months ended June 30, 2001 was $473,835 compared to a loss of $302,516 for the six months ended June 30, 2000, an increase of $776,351. This improvement was due primarily to the factors set forth above.

         Total other expense and interest expense for the six months ended June 30, 2001 was $262,014, an increase of $49,780 as compared to $212,234 for the six months ended June 30, 2000. This increase was primarily the result of higher interest expense due to increased borrowings for the six months ended June 30,2001.

LIQUIDITY AND CAPITAL RESOURCES

          On August 23, 1999, DRI and its subsidiaries signed a four year Revolving and Term Lines of Credit Agreement ("Credit Agreement") with Fremont Financial Corporation, a subsidiary of Finova Group Inc. On January 31, 2001, the Finova Group, Inc. sold certain loan portfolio assets to Guaranty Business Credit ("GBC"), the asset based financial services subsidiary of Guaranty Bank, a wholly owned subsidiary of Temple-Inland, Inc., which included the agreement and loan with DRI. The terms of the original agreement and amendments thereto remain the same. The Credit Agreement provides up to $11.25 million for borrowing by DRI to be used for acquisitions, working capital and general corporate purposes. The interest rate on the revolving credit portion of the agreement is the published prime lending rate plus one and three-quarters percent. Credit extended for acquisitions bears an interest rate of prime plus two percent. The outstanding debt under this agreement at June 30, 2001 was $4,881,247. The period ending available collateral based on the value of eligible trade accounts receivable and inventories was $5,387,685, resulting in additional borrowing availability to the company of $506,438. The outstanding debt under this agreement is substantially secured by all the U.S. based assets of the Company and its subsidiaries.

         As amended, the Credit Agreement includes other customary covenants and conditions relating to the conduct and operation of DRI's business. Specifically, as amended, the Credit Agreement limits the payment of dividends on any class of stock to $177,000 and subjects DRI to a 1:1 Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITA") to interest coverage ratio to be calculated on a quarterly basis. In addition, any acquisition requires approval from the lender. The Company was in compliance with these covenants at June 30, 2001 and December 31, 2000. Net Interest expense was $112,089 and $129,451 for the three months ended June 30, 2001 and 2000, respectively.

          Mobitec AB has an agreement with a bank in Sweden, SEB Bank, from which the Company may currently borrow up to a maximum of 7,500,000 krona
(SEK) or $689,000. At June 30, 2001, $659,973 was outstanding. Advances under the agreement are subject to a borrowing base of 75% of eligible accounts receivable. The line of credit bears interest at 5.1% and is collateralized by accounts receivable. This line of credit agreement expired on July 31, 2001 and was renewed until August 31, 2001.

          Mobitec AB also has an agreement with SEB Bank, from which it may borrow up to 6,000,000 krona (SEK) or $551,000 of which $416,730 was outstanding at June 30, 2001. The terms of this agreement require the payment of an unused credit line fee equal to 0.5% of the unused portion and interest at 5% of the outstanding balance. This agreement is secured by substantially all assets of Mobitec AB. This agreement expired July 31, 2001 and was extended to August 31, 2001.

         As of June 30, 2001 the Company's principal sources of liquidity included cash and cash equivalents of $1,197,874, trade accounts receivable of $9,885,790, inventory of $6,860,040, short-term bank borrowings of $5,957,950 and trade accounts payable of $6,380,094 providing the Company with net working capital of $3,836,937.

         The Company's operating activities provided cash of $875,063 and used cash of $1,181,712 during the three months ended June 30, 2001 and 2000, respectively. For the three months ended June 30, 2001, the increase in accounts receivable of $322,610 was offset by the increase in accounts payable of $364,772 and a decrease in other assets of $418,393. For the three months ended June 30, 2000, the increase in inventories accounted for the majority of the net cash used. Working capital requirements will increase with growth in the Company's sales, primarily due to the span between the time the Company must pay its suppliers and the time the Company receives payment from its customers, particularly its governmental customers and bus manufacturers in Europe.

         The Company's investing activities used cash of $5,419,877 and $87,271 in the three months ended June 30,2001 and 2000, respectively. The primary use of cash in 2001 was for the acquisition of Mobitec.

         The Company's financing activities generated net cash of $5,684,140 and $1,084,271 during the three month periods ended June 30, 2001 and 2000, respectively. The primary sources were borrowings related to the Mobitec acquisition.

              The Company's cash requirements, other than for normal operating expenses, will relate to the development of new products and enhancement of existing products, financing anticipated growth, and the possible acquisition of products or technologies complementary to the Company's business. The Company believes a combination of its net working capital and the borrowing capacity available under its credit facility provide the liquidity and capital resources necessary to satisfy the Company's currently anticipated cash requirements for 2001 except for possible acquisitions.

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

                            PART II OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company, in the normal course of operations, is involved in several legal actions, which are vigorously being contested. In management's opinion, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 27, 2001, 430,000 shares of restricted common stock were issued as a portion of the consideration in the Mobitec acquisition.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (A)  The annual meeting of shareholders was held June 25, 2001.

          (B) To approve the issuance of 430,000 shares of the Company's restricted common stock, par value of $.10 per share, to be transferred to certain of the Sellers as part of the purchase price of the Stock Purchase Agreement pursuant to which Agreement DRI Europa AB, a wholly owned subsidiary of Digital Recorders, Inc., and the Company will acquire 100% of the outstanding stock of Mobitec Holding AB;

                                    For                       1,944,220
                                    Against                      35,291
                                    Abstain                         600
                                    Not voted                 1,294,364

          (C) To approve the issuance of 100,000 shares of the Company's common stock underlying warrants granted to Bengt Bodin, pursuant to the Bodin Warrant Agreement as part of the purchase price of the Stock Purchase Agreement for the acquisition of Mobitec Holding AB;

                                    For                       1,944,220
                                    Against                      35,291
                                    Abstain                         600
                                    Not voted                 1,294,364


          (D) To approve the authorization of convertible debentures in the aggregate amount of $3,000,000 that will be issued to certain investment funds in connection with their investment of up to $3,000,000 in the Company, which funds will be used in part to acquire Mobitec Holding AB;

                                    For                       1,941,898
                                    Against                      35,091
                                    Abstain                       3,122
                                    Not voted                 1,294,364


          (E) To approve the issuance of up to 1,500,000 shares of the Company's common stock underlying the convertible debentures;

                                    For                       1,941,698
                                    Against                      35,291
                                    Abstain                       3,122
                                    Not voted                 1,294,364

          (F) To improve the issuance of 200,000 shares of the Company's common stock underlying warrants granted to the convertible debenture holders;

                                    For                       1,941,698
                                    Against                      35,291
                                    Abstain                       3,122
                                    Not voted                 1,294,364

          (G) The following were elected directors to hold office for staggered terms of one to three years, and thereafter, three year terms, or until their successors are elected and qualified.

                                                                                 AGAINST OR
                                                             VOTES FOR            WITHHELD
                                                             ---------            --------
                  John D. Higgins                            1,945,630            34,481
                  J. Phillips L. Johnston, JD                1,945,630            34,581
                  C. James Meese, Jr.                        1,945,630            34,581
                  John K. Pirotte                            1,945,230            34,881
                  Joseph Tang                                1,943,730            36,381
                  Juliann Tenney                             1,943,630            36,481
                  Lawrence A. Taylor                         1,543,630           436,481
                  David L. Turney                            1,967,811            12,300

          (H) To ratify the appointment of McGladrey & Pullen, LLP as independent certified public accountants for the Company;

                                    For                       1,966,430
                                    Against                      13,681
                                    Abstain                           -
                                    Not voted                 1,294,364

          (I) To consider and act upon a proposal to approve an amendment to the Company's 1993 Incentive Stock Option Plan to permit the issuance of an additional 160,000 shares of Common Stock pursuant to the Plan.

                                    For                       1,951,271
                                    Against                      21,444
                                    Abstain                       7,396
                                    Not voted                 1,294,364


ITEM 5.  OTHER INFORMATION

None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     ++       2.1        Stock Acquisition Agreement, dated March 20, 1996, between the Company and Transit-Media GmbH.
     +++      2.3        Agreement and Plan of Reorganization among Robinson Turney
                           International, Inc., the Company, Digital Recorders, Inc., a
                           wholly owned subsidiary of the Company, and the shareholders of Robinson Turney International, Inc.
     +++      2.4        Registration Rights Agreement among the Company, David L. Turney and Claude G. Robinson.
     ***      2.5        Form of Stock Purchase Agreement between the Company, DRI-Europa AB, and Bengt Bodin, et al.
     ***      2.6        Amended Option Agreement, dated March 13, 2001, between the Company,
                           DRI-Europa AB and Bengt Bodin, et al.
     *        3.1.1      Articles of Incorporation of the Company as filed on March 2, 1983, with the Secretary of State of the State of North Carolina.
     *        3.1.10     Form of Amended and Restated Articles of Incorporation to be filed with the Secretary of State of the State of North Carolina.
     *        3.1.11     Form of Amendment to Articles of Incorporation to be filed with the
                           Secretary of State of the State of North Carolina.
     *        3.2.1      Form of Amended and Restated By-Laws of the Company.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K--CONTINUED

     ***      3.31       Form of Articles of Amendment to the Articles of Incorporation of the Company.
     *        4.2        Form of specimen certificate for Warrants of the Company.
     *        4.3        Form of Underwriter's Warrants to be issued by the Company to the Underwriter.
     *        4.4        Warrant Agreement between the Company and Continental Stock Transfer & Trust Company.
     *        10.2       Incentive Stock Option Plan, adopted April 27, 1993, authorizing 200,000 shares of
                           Common Stock for issuance pursuant to the Plan.
     +        10.20      Asset Purchase and Sale Agreement, dated February 28, 1995, by and between Digital
                           Audio Corporation and the Company.
     **       10.26      Common Stock Warrant Agreement by and between Robinson Turney International, Inc.
                           and the Company
     ++++     10.27      Share Purchase Agreement between Lite Vision Corporation and the Company.
     ++++     10.28      Option Agreement between Lite Vision Corporation and the Company.
     ***      10.31      Form of Bodin Warrant Agreement between the Company and Bengt Bodin.
     ***      10.32      Form of Registration Rights Agreement between the Company and Bengt Bodin et al.
     ***      10.33      Form of Promissory Note from DRI-Europa AB.
     ***      10.34      Preliminary Outline of Terms, dated November 28, 2000, from Renaissance Capital
                           Group, Inc. to the Company, with First Amendment dated May 15, 2001.
     ***      10.35      Form of Consulting Agreement between the Company and Bengt Bodin
     ****     10.36      Letter of Engagement from Investec Ernst & Company dated May 25, 2001.
     **       10.4       Services Agreement, dated April 19, 1996, by and between the Company and Robinson
                           Turney International, Inc.
     **       10.41      Amendment to April 19, 1996, Services Agreement, dated July 29, 1996, by and between the Company and Robinson Turney International, Inc.
     **       10.42      Exclusive Distribution and Sublicense Agreement, dated June 1, 1996, by and between
                           Robinson Turney International, Inc. and TwinVision Corp. of North America, Inc.
     ***      10.5       Employment Agreement, dated April 20, 1998, between the Company and David Turney.
     ***      10.51      Executive Employment Agreement, dated January 1, 1999 between the Company and
                           Larry Hagemann.
     ***      10.52      Executive Employment Agreement, dated January 1, 1999 between the Company and
                           Lawrence A. Taylor.
     ****     10.6       Commercial Lease, administrative offices at 5949 Sherry Lane, Dallas, Texas
     ****     10.61      Commercial Office Lease, warehouse and offices at 4018 Patriot Drive, North Carolina
     ****     10.7       University of Washington License and Warrant Agreement
     ****     10.8       Warrant Agreement with Dominick and Dominick
     **       21         Listing of Subsidiaries of the Company
     *        23.4       Consent of Island Appraisals

------------
     *                   Incorporated by reference from the Company's Registration on Form SB-2
                           (S.E.C. File No. 33-82870-A)
     **                  Incorporated by reference from the Company's Form 10-KSB dated March 31, 1997.
     ***                 Incorporated by reference from the Company's Proxy Statement for its annual meeting for fiscal 2000, to be filed in May 2001.
     ****                Incorporate by reference from the Company's Form 10-KSB/A dated May 21, 2001.
     +                   Incorporated by reference from the Company's current Report on Form 8-K dated on or about March 15, 1995.
     ++                  Incorporated by reference from the Company's Form 8-K dated May 15, 1996.
     +++                 Incorporated by reference from the Company's Form 8-K dated August 5, 1998.
     ++++                Incorporated by reference from the Company's Form 8-K dated August 5, 1998.

------------

(b)  Reports on Form 8-K for the quarter ended June 30, 2001

          (1) The Company filed a report on Form 8-K, dated June 25, 2001, regarding a civil action in the United States District Court of Texas filed by the Company against NextBus Information Systems, a California corporation located in Emeryville, California.

          (2) The Company filed a report on Form 8-K, dated June 26, 2001, regarding a press release issued announcing that the Company will not further extend its Redeemable Warrants to Purchase Common Stock. The warrants expired 5:00P.M. Eastern standard time on June 29, 2001.



                                   SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                            DIGITAL RECORDERS, INC.


Dated: August 15, 2001      By:  /s/ DAVID L. TURNEY
                                ---------------------------------------------
                                David L. Turney, Chairman of the Board and
                                Chief Executive Officer


Dated: August 15, 2001      By:  /s/ LAWRENCE A. TAYLOR
                                ---------------------------------------------
                                Lawrence A. Taylor, Chief Financial Officer