Form 10QSB
period 2001-09-30
DIGITAL RECORDERS INC
filed 2001-11-14
CIK 853695

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2001.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Yes ☒   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity

Common stock: 3,704,475 shares outstanding

as of  November 14, 2001

Transitional Small Business Disclosure Format (check one);       Yes ☐     No  ☒

PART I  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2001	December 31, 2000
ASSETS	(Unaudited)	(Note)
Current Assets:
Cash and cash equivalents	$326,996	$123,862
Trade accounts receivable, less allowance for doubtful accounts of $90,000 and $55,000 at September 30, 2001 and December 31, 2000, respectively	9,077,069	9,517,923
Other receivables	308,240	50,652
Inventories	8,730,135	5,463,003
Prepaids and other current assets	657,476	360,016
Total current assets	19,099,916	15,515,456

Property and equipment, less accumulated depreciation of $1,387,143 and $741,367 at September 30, 2001 and December 31, 2000, respectively	798,946	586,410
Goodwill, less accumulated amortization of $867,152 and $686,389 at September 30, 2001 and December 31, 2000, respectively	3,950,402	1,078,611
Intangible assets, less accumulated amortization of $149,485 and $123,462 at September 30, 2001 and December 31, 2000, respectively	4,717,083	76,129
Deferred taxes	170,373	170,373
Other assets	125,417	393,246
TOTAL ASSETS	$28,862,137	$17,820,225

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Lines of credit	$6,728,383	$5,555,078
Current maturities of long-term debt	459,515	-
Accounts payable	4,721,331	3,265,340
Accounts payable, related party	1,597,706	2,224,555
Accrued expenses	1,830,573	1,128,498
Preferred stock dividends payable	44,250	44,250
Total current liabilities	15,381,758	12,217,721

Long-term debt, less current maturities	6,628,086	-

Series AAA Redeemable, Convertible, Nonvoting Preferred Stock, $.10 par value,Liquidation Preference of $5,000 per share (mandatory redemption onDecember 31, 2003); 20,000 shares authorized; 354 shares issued and outstanding at September 30, 2001 and December 31, 2000	1,770,000	1,770,000

Minority interest in consolidated subsidiary	216,444	-

Stockholders' Equity:
Common stock, $.10 par value, 10,000,000 shares authorized; 3,704,475 and 3,274,475 shares issued and outstanding atSeptember 30, 2001 and December 31, 2000, respectively	370,447	327,447
Additional paid-in capital	12,139,096	11,158,826
Accumulated comprehensive loss - foreign currency translation	(517,820)	(328,722)
Accumulated deficit	(7,125,874)	(7,325,047)
Total stockholders' equity	4,865,849	3,832,504
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,862,137	$17,820,225

Note: The balance sheet as of December 31, 2000 has been derived from the audited financial statements at that date.

See accompanying notes to consolidated financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2001	2000	2001	2000

Net sales	$10,699,377	$7,404,376	$26,149,690	$20,387,165
Cost of sales	6,662,753	4,693,841	16,320,852	12,757,384
Gross profit	4,036,624	2,710,535	9,828,838	7,629,781

Operating expenses:
Selling, general and administrative	2,895,716	1,906,896	7,075,883	5,960,539
Research and development	795,278	567,164	1,933,443	1,735,283
Total operating expenses	3,690,994	2,474,060	9,009,326	7,695,822

Operating income (loss)	345,630	236,475	819,512	(66,041)

Other expense	(22,383)	(8,699)	(40,608)	(9,503)
Interest expense, net	(260,210)	(146,522)	(503,999)	(357,952)
Total other expense and interest expense	(282,593)	(155,221)	(544,607)	(367,455)

Income (loss) before income taxes	63,037	81,254	274,905	(433,496)

Income tax expense	(4,647)	-	(58,803)	-

Income (loss) before minority interest in consolidated subsidiary	58,390	81,254	216,102	(433,496)

Minority interest in consolidated subsidiary	(12,624)	-	(16,929)	-

Net income (loss)	45,766	81,254	199,173	(433,496)

Preferred stock dividend requirements	(44,250)	(44,250)	(132,750)	(132,750)

Net income (loss) applicable to common shareholders	$1,516	$37,004	$66,423	$(566,246)

Earnings per share:
Net income (loss) per share, basic and diluted	$0.00	$0.01	$0.02	$(0.17)

Weighted average number of common shares and common equivalent shares outstanding	3,704,475	3,274,075	3,425,684	3,274,075

See accompanying notes to consolidated financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

	NINE MONTHS ENDED
	September 30,
	2001	2000
Cash flows from operating activities:
Net income (loss)	$199,173	$(433,496)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment	224,835	158,888
Amortization of goodwill and intangible assets	214,013	151,511
Minority interest	16,497	-
Changes in working capital components, net of effects of purchased companies:
(Increase) decrease in:
Trade accounts receivable	2,945,356	(1,260,973)
Other receivables	105,708	160,098
Inventories	(1,846,728)	(1,496,057)
Prepaids and other current assets	(233,940)	56,623
Deferred taxes	(439)	-
Intangibles	(173,105)	(47,966)
Other assets	273,428	(5,029)
Increase (decrease) in:	-
Accounts payable	(162,244)	1,495,437
Accrued expenses	(615,671)	55,787
Net cash provided by (used in) operating activities	946,883	(1,165,177)

Cash flows used in investing activities:
Purchases of property and equipment	(169,620)	(196,353)
Purchase of companies, net of cash and cash equivalents acquired	(5,570,870)	-
Net cash used in investing activities	(5,740,490)	(196,353)

Cash flows from financing activities:
Proceeds from short-term bank borrowings	25,524,025	18,262,928
Principal payments on short-term bank borrowings	(25,438,188)	(16,835,774)
Proceeds from long term debt	5,218,277	-
Payment of dividends on preferred stock	(132,750)	(88,500)
Net cash provided by financing activities	5,171,364	1,338,654

Effect of exchange rate changes	(174,623)	(115,982)

Net increase (decrease) in cash and cash equivalents	203,134	(138,858)

Cash and cash equivalents at beginning of period	123,862	242,820

Cash and cash equivalents at end of period	$326,996	$103,962

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$469,731	$342,309
Cash paid during the period for income taxes	$-	$-

See accompanying notes to consolidated financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Unaudited)

September 30, 2001 and 2000

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

The accompanying condensed financial statements and related notes should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-KSB and 10-KSB/A for the year ended December 31, 2000.  The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full calendar year.

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

The purchase price for the Mobitec shares consisted of a combination of cash, notes, stock and warrants to purchase stock, subject to certain possible adjustments, which adjustments are more fully described in the Company’s Form 8-K filed on July 13, 2001. The total purchase price, including acquisition costs, was $8,660,048, consisting of (i) $5,570,823 in cash, (ii) promissory notes issued by DRI Europa to the sellers aggregating  $2,111,325 (iii) 430,000 restricted shares of the Company’s common stock (valued at $915,900 or $2.13 per share) issued to two of the sellers, and (iv) warrants to purchase the aggregate of 100,000 shares of the Company’s common stock at an exercise price of $4.00 per share for a period of five years (valued at a total of $62,000) issued to one of the sellers. The excess of the total acquisition cost over the fair value of the net assets acquired of $7,549,274 will be amortized over 15 years by the straight-line method until December 31, 2001.  At that time goodwill will no longer be amortized in accordance with the provisions of Statement of Financial Accounting Standards No. 142.

The minority interest in consolidated subsidiary represents the 50% equity ownership in the Brazilian subsidiary of Mobitec AB.

The acquisition has been accounted for as a purchase and the results of operations of Mobitec since the date of acquisition are included in the consolidated financial statements for the three months and nine months ended September 30, 2001.

(3)         Per Share Amounts

The basic net income (loss) per common share has been computed based upon the weighted average number of shares of common stock outstanding.  Diluted net income (loss) per common share has been computed based upon the weighted average number of shares of common stock outstanding and shares that would have been outstanding assuming the issuance of common stock for all dilutive potential common stock outstanding.  The Company’s convertible debentures, convertible preferred stock, outstanding stock options and warrants represent the only dilutive potential common stock outstanding.  The amounts of income (loss) used in the calculations of diluted and basic income (loss) per common share were the same for all the periods presented.  Diluted net income (loss) per common share is equal to the basic net income (loss) per common share for the three and nine month periods ended September 30, 2001 and 2000, respectively, as potential common shares would not have a dilutive effect.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Unaudited)

September 30, 2001 and 2000

(4)         Translation of Foreign Currency

Foreign currency assets and liabilities are translated using the exchange rates in effect at the balance sheet date.  Results of operations are translated using the average exchange rate prevailing throughout the period.  The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U. S. dollars (net of deferred income tax benefits of $170,373 at September 30, 2001 and December 31, 2000) are accumulated as the cumulative translation adjustment included in accumulated comprehensive loss in stockholders’ equity.  Realized gains and losses on foreign currency transactions, if any, are included in operations for the period.

(5)         Lines of Credit and Long-term Debt

(a)       Lines of Credit

On August 23, 1999, DRI and its subsidiaries signed a four year Revolving and Term Lines of Credit Agreement (“Credit Agreement”) with Fremont Financial Corporation, a subsidiary of Finova Group Inc. On January 31, 2001, the Finova Group, Inc. sold certain loan portfolio assets to Guaranty Business Credit (“GBC”), the asset based financial services subsidiary of Guaranty Bank, a wholly owned subsidiary of Temple-Inland, Inc., which included the agreement and loan with DRI.  The terms of the original agreement and amendments thereto remain the same. The Credit Agreement provides up to $11.25 million for borrowing by DRI to be used for acquisitions, working capital and general corporate purposes.   The interest rate on the revolving credit portion of the agreement is the published prime lending rate plus one and three-quarters percent.  Credit extended for acquisitions bears an interest rate of prime plus two percent.  The outstanding debt under this agreement at September 30, 2001 was $5,588,271.  The period ending available collateral based on the value of eligible trade accounts receivable and inventories was $5,862,883, resulting in additional borrowing availability to the company of $267,240.  The outstanding debt under this agreement is substantially secured by all the U.S. based assets of the Company and its subsidiaries.

As amended, the Credit Agreement includes other customary covenants and conditions relating to the conduct and operation of DRI’s business.  Specifically, as amended, the Credit Agreement limits the payment of dividends on any class of stock to $177,000 and subjects DRI to a 1:1 Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITA”) to interest coverage ratio to be calculated on a quarterly basis. In addition, any acquisition requires approval from the lender.  The Company was in compliance with these covenants at September 30, 2001.

Mobitec has an agreement with a bank in Sweden, Svenska Handelsbanken, from which the Company may currently borrow up to a maximum of 10,000,000 krona (SEK) or $936,680. At September 30, 2001, $886,385 was outstanding, resulting in additional borrowing availability to the company of $50,295. Advances under the agreement are subject to a borrowing base of 75% of eligible accounts receivable. The line of credit bears interest at 5.1% and is collateralized by accounts receivable. This line of credit agreement expires on December 31, 2001 and is renewable at that date for another year.

Mobitec also has an agreement with Svenska Handelsbanken, from which it may borrow up to 6,000,000 krona (SEK) or $562,008 of which $253,727 was outstanding at September 30, 2001, resulting in additional borrowing availability to the company of $308,281. The terms of this agreement require the payment of an unused credit line fee equal to 0.5% of the unused portion and interest at 5.0% of the outstanding balance. This agreement is secured by substantially all assets of Mobitec AB. This agreement expires on December 31, 2001 and is renewable at that date for another year.

Net interest expense was $260,210 and $146,522 for the three months ended September 30, 2001 and 2000, respectively.  Net interest expense was $503,999 and $357,952 for the nine months ended September 30, 2001 and 2000, respectively.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Unaudited)

September 30, 2001 and 2000

(b)    Pledged Assets and Long-Term Debt

Long-term debt at September 30, 2001 and 2000 and the collateral pledged thereon at September 30, 2001 consists of the following:

	2001	2000

Unsecured note to individual, dated June 28, 2001, payable in full June 28, 2004, with interest at 9%.	$2,158,700	$-

Note payable to Svenska Handelsbanken AB, dated June 28, 2001, payable in 20 quarterly installments of $103,035 commencing in October 2001 with interest at 5.35% and collateralized by stock of Swedish holding company and consolidated subsidiary.	2,102,472	-

Convertible debentures payable to Renaissance Capital investment funds, dated June 22, 2001, payable in full June 22, 2008, with annual interest at 8.00% payable monthly.	2,826,429 *	-

Total long-term debt	7,087,601	-
Less current maturities	459,515	-
	$6,628,086	$-

* Amounts are net of the value of warrants issued to Renaissance Capital investment funds of $173,571.

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

Operating income (loss) for each segment is total sales less operating expenses applicable to the segment.  Certain overhead expenses including corporate office salaries and benefits, public company administrative expenses, legal and audit fees, and interest expense are not included in segment operating income (loss).  All of the Company’s assets are included as segment identifiable assets.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Unaudited)

September 30, 2001 and 2000

Sales, operating income (loss), identifiable assets, capital expenditures, long-lived assets, depreciation and amortization, and geographic information for the Company’s two operating segments are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Net sales
Transportation products	$10,281,851	$7,079,446	$25,058,204	$19,651,901
Law enforcement and surveillance	417,526	324,930	1,091,486	735,264
	$10,699,377	$7,404,376	$26,149,690	$20,387,165

Income (loss) from operations
Transportation products	$1,087,392	$941,483	$2,962,644	$2,478,459
Law enforcement and surveillance	17,192	(83,828)	(32,839)	(353,915)
Corporate office and administration	(758,954)	(621,180)	(2,110,293)	(2,190,585)
	$345,630	$236,475	$819,512	$(66,041)

Depreciation and amortization
Transportation products	$165,335	$42,067	$258,477	$118,808
Law enforcement and surveillance	33,412	21,696	105,448	112,367
Corporate office and administration	24,025	23,622	74,923	79,224
	$222,772	$87,385	$438,848	$310,399

Capital expenditures
Transportation products	$19,793	$30,281	$115,460	$128,326
Law enforcement and surveillance	11,655	11,829	19,314	24,667
Corporate office and administration	2,220	11,741	34,846	43,360
	$33,668	$53,851	$169,620	$196,353

Geographic information - net sales
NAFTA	$7,576,011	$6,447,048	$21,352,238	$18,590,601
Continental Europe	1,985,463	718,300	3,038,375	1,318,687
Pacific and Other	1,137,903	239,028	1,759,077	477,877
	$10,699,377	$7,404,376	$26,149,690	$20,387,165

	September 30, 2001	December 31, 2000
Identifiable assets
Transportation products	$27,026,989	$15,386,409
Law enforcement and surveillance	1,962,575	1,647,497
Corporate office and administration	(127,427)	786,319
	$28,862,137	$17,820,225

Long-lived assets
Transportation products	$8,081,902	$522,151
Law enforcement and surveillance	1,132,561	1,127,340
Corporate office and administration	377,385	484,905
	$9,591,848	$2,134,396

(7)       Comprehensive Income

Comprehensive income (loss) is the sum of net income and foreign currency gain (loss). Comprehensive income (loss) was ($42,988) and $7,487 for the three-month periods ended September 30, 2001 and 2000, respectively. Comprehensive income (loss) was $10,074 and ($549,479) for the nine month periods ended September 30, 2001 and 2000, respectively.

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

The Digital Recorders ("DR") business unit division supplies the transit and transportation vehicle equipment market with Automatic Voice Announcement Systems ("AVAS") and related services. The DR500C+ Talking Bus® AVAS product (typically called the "Talking Bus" ) includes four core components: a vehicle logic unit (the DR500C+), an Operator Control Unit, an internal light-emitting diode sign, and a global positioning satellite navigation "positioning" system. The Talking Bus system automatically provides voice announcements about passenger information including next stop, transfer points, route and destination identification, and public service messages. This system enhances service and improves mobility for all passengers, complies with the Federal Americans with Disabilities Act, and also assists the vehicle operator and fleet management personnel with vehicle management and monitoring. The DR500C+ product integrates with other "Intelligent Transportation Systems" technologies. Customers include operating agencies, which use transit and transportation vehicles, commercial transportation vehicle operators, and manufacturers of those vehicles.

Transit-Media GmbH ("Transit Media"), located in Ettlingen, Germany, became a wholly owned subsidiary of DRI upon being acquired by the Company in May 1996. Shortly thereafter, DRI formed TwinVision of North America, Inc. ("Twin Vision") located in Research Triangle Park, North Carolina, as another wholly owned subsidiary. Transit Media’s new and market leading electronic destination sign technology was then transferred to Twin Vision. Both of these subsidiaries, either through their own internal capability, or through contractors, design, manufacture, sell and service a new generation of electronic destination sign systems used worldwide on transit and transportation vehicles. These products are sold under the name "Twin Vision." Transit Media serves the European and Far Eastern markets while TwinVision serves the North American Free Trade Agreement ("NAFTA") market. Customers include operating agencies, which use transit and transportation vehicles, commercial transportation vehicle operators, and manufacturers of those vehicles.

DAC, a wholly owned subsidiary of DRI, was acquired in 1995. It produces a line of digital audio filter systems and tape transcribers used to improve the quality and intelligibility of both live and recorded voices. Products are marketed, both domestically and internationally, to law enforcement entities and other customers in government organizations.

On June 28, 2001, DRI Europa AB, the Swedish subsidiary corporation of DRI formed in the first quarter 2001, and DRI acquired all the outstanding capital stock of the consolidated Mobitec AB (“Mobitec”) group of companies.  Mobitec consists of a Swedish corporation, two wholly owned subsidiaries in Australia and Germany and a 50:50 joint venture in Brazil.  Mobitec AB operates primarily in the Nordic markets consisting of Greenland, Sweden, Norway, Denmark, Finland and Iceland. The subsidiaries sell and market products to South and Latin America, Australia and continental Europe. The principal customers of Mobitec are transit bus, light rail manufacturers and municipal transit authorities. Its technology is compatible with TwinVision although it has opted at this time not to migrate fully to the TwinVision light emitting diode/flip-dot hybrid type technology. Mobitec uses traditional flip-dot displays indirectly illuminated by strips of high-intensity light emitting diodes mounted in a similar location as are the fluorescent tubes of older illumination technology systems.

Mobitec was founded in 1987 and has its primary operation in Herrljunga, Sweden. Electronic sign components including the flip-dot strips, light emitting diode strips, housings, controller circuit boards and cable assemblies are purchased in the open market through European manufacturers and assembled into completed sign systems in Herrljunga. The Swedish facility also provides the assembled electronic signs, components and parts for its foreign subsidiaries.

The following discussion provides an analysis of the Company’s results of operations, liquidity and capital resources.  This should be read in conjunction with the consolidated financial statements of the Company and notes thereto.  The operating results of the periods presented were not significantly affected by inflation.

Results of Operations

The following table sets forth the percentage of revenues represented by certain items included in the Company's Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.3	63.4	62.4	62.6
Gross profit	37.7	36.6	37.6	37.4
Operating expenses:
Selling, general and administrative	27.1	25.8	27.1	29.2
Research and development	7.4	7.7	7.4	8.5
Total operating expenses	34.5	33.5	34.5	37.7
Operating income (loss)	3.2	3.1	3.1	(0.3)
Other expense and interest	(2.6)	(2.1)	(2.1)	(1.8)
Income (loss) before income taxes	0.6	1.0	1.0	(2.1)
Income tax expense	(0.1)	-	(0.2)	-
Income (loss) before minority interest	0.5	1.0	0.8	(2.1)
Minority interest in consolidated subsidiary	-	-	-	-
Net income (loss)	0.5%	1.0%	0.8%	(2.1%)

Comparison of Three Months Ended September 30, 2001 and 2000

Net sales for the three months ended September 30, 2001 were $10,699,377, an increase of $3,295,001 or 44.5%, as compared to $7,404,376 for the comparable three months in 2000.

For the three months ended September 30, 2001, the transportation products segment sales increased $3,202,405 or 45.2% from the corresponding three months in the prior year or from $7,079,446 in 2000 to $10,281,851 in 2001. The net increase is due primarily due to sales of $2,581,465 related to the acquired Mobitec business. The balance of the sales increase is from continuing DRI operations and primarily attributed to the higher sales in the U.S. electronic destination sign and voice systems.  Continued sales growth in the transportation product segment will be dependent upon the expansion of new products and technology, as well as expansion into new geographic areas. Overall, product prices have declined in 2001.  The Company’s customers frequently have a long lead-time between the time an interest in the Company’s products is expressed and the time of the actual order, manufacture and shipment of the product. The efforts expended in any given quarter to acquire new customers and to sell the Company’s products may not translate into additional sales until future periods.

During the three months ended September 30, 2001, DAC sales increased $92,596, or 28.5%, from the corresponding three months in the prior year or from $324,930 in 2000 to $417,526 in 2001. Management believes that new leadership in this segment, along with a greater and more intensive marketing effort to local and federal government organizations, has resulted in the significantly improved sales of the law enforcement and surveillance segment over the comparable period last year.

Gross profit for the three months ended September 30, 2001 was $4,036,624, an increase of $1,326,089, or 48.9%, as compared to gross profit of $2,710,535 for the three months ended September 30, 2000.  The increase in gross profit is attributed to the increase in sales. As a percentage of sales, gross profit during the three months ended September 30, 2001 was 37.7% of net sales, as compared to 36.6% during the corresponding three months in 2000.  Management believes that future changes in gross profit percentages will continue to be dependent upon overall economic conditions in the transportation sector.

Selling, general and administrative expenses during the three months ended September 30, 2001 were $2,895,716, an increase of $988,820 or 51.9% as compared to $1,906,896 for such expenses during the three months ended September 30, 2000.   The increase includes Mobitec and higher payroll and related fringe benefits necessary to support the Company’s continued growth. As a percentage of sales, these expenses increased from 25.8% in 2000 to 27.1% in 2001.  Management believes these expenses will decrease slightly as a percentage of sales.

Research and development expenses for the three months ended September 30, 2001 were $795,278, an increase of $228,114, or 40.2%, as compared to research and development expenses of $567,164 for the three months ended September 30, 2000.   As a percentage of sales, these expenses decreased slightly from 7.7% in 2000 to 7.4% in 2001.  Management believes these expenses must remain in the 7% to 9% range, as a percentage of sales, to support the Company’s continued expected growth through new product development and new technology introduction.

Income tax expense of $4,647 for the three months ended September 30, 2001 represents the income tax expense for certain foreign subsidiaries.

Operating income for the three months ended September 30, 2001 was $345,630 compared to $236,475 for the three months ended September 30, 2000, an increase of $109,155 over the comparable prior period.  This improvement was due primarily to the factors set forth above.

Total other expense and interest expense for the three months ended September 30, 2001 was $282,593, an increase of $127,372 as compared to $155,221 for the three months ended September 30, 2000. This increase was primarily the result of additional interest expense attributed to the Mobitec acquisition.

Comparison of Nine Months Ended September 30, 2001 and 2000

Net sales for the nine months ended September 30, 2001 were $26,149,690, an increase of $5,762,525 or 28.3%, as compared to $20,387,165 for the comparable nine months in 2000.

For the nine months ended September 30, 2001, the transportation product segment sales increased $5,406,303 or 27.5% from the corresponding nine months in the prior year or from $19,651,901 in 2000 to $25,058,204 in 2001. Mobitec accounted for $3,113,102 of the net increase.  The remaining increase of $2,293,201 was generated primarily from higher sales levels to existing customers and orders from new customers serving existing geographical markers.  Management believes better product technology, competitive pricing, as well as an underlying growth in the transportation sector, have contributed to the significantly improved sales results in this segment. However, continued sales growth in the transportation products segment at these high levels will be dependent upon the introduction of new products and technology, as well as expansion into new geographic areas. Overall, product prices have declined in 2001. As noted previously, the Company’s customers usually have a long lead-time between the time when an interest in the Company’s products is expressed and the time of the actual order, manufacture and shipment of the product. The efforts expended in any given period to acquire new customers and sell the Company’s products may not translate into additional sales until future periods.

During the nine months ended September 30, 2001, DAC sales increased $356,222, or 48.4%, from the corresponding nine months in the prior year or from $735,264 in 2000 to $1,091,486 in 2001.  Management believes that new leadership in this segment, along with a greater and more intensive marketing effort to local and federal government organizations, has resulted in the improved sales of the law enforcement and surveillance segment over the comparable nine month period last year.

Gross profit for the nine months ended September 30, 2001 was $9,828,838, an increase of $2,199,057, or 28.8%, as compared to gross profit of $7,629,781 for the nine months ended September 30, 2000.  The increase in gross profit is attributed to the increase in sales. As a percentage of sales, gross profit during the nine months ended September 30, 2001 was 37.6% of net sales, compared to 37.4% during the corresponding nine months in 2000.  Management believes that future changes in the gross profit percentage are dependent upon overall economic conditions in the transportation sector.

Selling, general and administrative expenses during the nine months ended September 30, 2001 were $7,075,883, an increase of $1,115,344 or 18.7% as compared to $5,960,539 for such expenses during the nine months ended September 30, 2000.   The increase includes Mobitec expenses and higher payroll and related fringe benefits necessary to support the Company’s continued growth offset by lower legal expense.  As a percentage of sales, these expenses were significantly lower, decreasing from 29.2% in 2000 to 27.1% in 2001.  Management believes these expenses will continue to decrease as a percentage of sales.

Research and development expenses for the nine months ended September 30, 2001 were $1,933,443, an increase of $198,160, or 11.4%, as compared to research and development expenses of $1,735,283 for the nine months ended September 30, 2000. The increase in total dollars was primarily related to additional engineering expenses associated with Mobitec offset by lower outside engineering expense for software and hardware development.  As a percent of net sales, these expenses decreased from 8.5% in 2000 to 7.4% in 2001. Management believes these expenses must remain in the 7% to 9% range, as a percentage of sales, to support the Company’s continued expected growth.

Income tax expense of $58,803 for the nine months ended September 30, 2001 represents the income tax expense for certain foreign subsidiaries.

Operating income for the nine months ended September 30, 2001 was $819,512 compared to a loss of $66,041 for the nine months ended September 30, 2000, an increase of $885,553.  This improvement was due primarily to the factors set forth above.

Total other expense and interest expense for the nine months ended September 30, 2001 was $544,607, an increase of $177,152 as compared to $367,455 for the nine months ended September 30, 2000. This increase was primarily the result of additional interest expense attributed to the Mobitec acquisition.

Liquidity and Capital Resources

On August 23, 1999, DRI and its subsidiaries signed a four year Revolving and Term Lines of Credit Agreement with Fremont Financial Corporation, a subsidiary of Finova Group Inc. On January 31, 2001, the Finova Group, Inc. sold certain loan portfolio assets to Guaranty Business Credit (“GBC”), the asset based financial services subsidiary of Guaranty Bank, a wholly owned subsidiary of Temple-Inland, Inc., which included the agreement and loan with DRI.  The terms of the original agreement and amendments thereto remain the same. The Credit Agreement provides up to $11.25 million for borrowing by DRI to be used for acquisitions, working capital and general corporate purposes.   The interest rate on the revolving credit portion of the agreement is the published prime lending rate plus one and three-quarters percent.  Credit extended for acquisitions bears an interest rate of prime plus two percent.  The outstanding debt under this agreement at September 30, 2001 was $5,588,271.  The period ending available collateral based on the value of eligible trade accounts receivable and inventories was $5,862,883, resulting in additional borrowing availability to the company of $267,240.  The outstanding debt under this agreement is substantially secured by all the U.S. based assets of the Company and its subsidiaries.

As amended, the Credit Agreement includes other customary covenants and conditions relating to the conduct and operation of DRI’s business.  Specifically, as amended, the Credit Agreement limits the payment of dividends on any class of stock to $177,000 and subjects DRI to a 1:1 Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITA”) to interest coverage ratio to be calculated on a quarterly basis. In addition, any acquisition requires approval from the lender.  The Company was in compliance with these covenants at September 30, 2001 and December 31, 2000.

Mobitec has an agreement with a bank in Sweden, Svenska Handelsbanken, from which the Company may currently borrow up to a maximum of 10,000,000 krona (SEK) or $936,680. At September 30, 2001, $886,385 was outstanding, resulting in additional borrowing availability to the company of $50,295. Advances under the agreement are subject to a borrowing base of 75% of eligible accounts receivable. The line of credit bears interest at 5.1% and is collateralized by accounts receivable. This line of credit agreement expires on December 31, 2001 and is renewable at that date for another year.

Mobitec also has an agreement with Svenska Handelsbanken , from which it may borrow up to 6,000,000 krona (SEK) or $562,008 of which $253,727 was outstanding at September 30, 2001, resulting in additional borrowing availability to the company of $308,281. The terms of this agreement require the payment of an unused credit line fee equal to 0.5% of the unused portion and interest at 5.0% of the outstanding balance. This agreement is secured by substantially all assets of Mobitec AB. This agreement expires on December 31, 2001 and is renewable at that date for another year.

Net interest expense was $260,210 and $146,522 for the three months ended September 30, 2001 and 2000, respectively.  Net interest expense was $503,999 and $357,952 for the nine months ended September 30, 2001 and 2000, respectively.

As of September 30, 2001 the Company's principal sources of liquidity included cash and cash equivalents of $326,996, trade accounts receivable of $9,077,069, inventory of $8,730,135, short-term bank borrowings of $6,728,383 and trade accounts payable of $6,319,038 providing the Company with net working capital of $3,718,157.

The Company's operating activities generated cash of $946,883 and used cash of $1,165,177 during the nine months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001, the decrease in accounts receivable of $2,945,356 was offset by an increase in inventories of $1,846,728.  For the nine months ended September 30, 2000, the increase in accounts receivable of $1,260,973 and inventories of $1,496,057 was offset by the increase in accounts payable of $1,495,437. Working capital requirements will increase with growth in the Company's sales, primarily due to the span between the time the Company must pay its suppliers and the time the Company receives payment from its customers.

The Company’s investing activities used cash of $5,740,490 and $196,353 in the nine months ended September 30, 2001 and 2000, respectively.  The primary use of cash in 2001 was for the acquisition of Mobitec.

The Company’s financing activities generated net cash of $5,171,364 and $1,338,654 during the nine month periods ended September 30, 2001 and 2000, respectively.

The Company’s cash requirements, other than for normal operating expenses, will relate to the development of new products and enhancement of existing products, financing anticipated growth, and the possible acquisition of products or technologies complementary to the Company’s business.  The Company believes a combination of its net working capital and the borrowing capacity available under various  credit facilities provide the liquidity and capital resources necessary to satisfy the Company’s currently anticipated cash requirements for 2001 except for possible acquisitions.

Forward-Looking Statements

The statements contained herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company’s expectations, hopes, intentions or strategies regarding the future.  Forward-looking statements include expectations of trends to continue through the remainder of the current and the forthcoming fiscal year, including the development and introduction of new products.  Forward-looking statements involve a number of risks and uncertainties.  Among other factors that could cause actual results to differ materially are the following: business conditions and growth in the markets in which the Company participates and the general economy; competitive factors, such as the entry of new competitors into any of the markets in which the Company participates; price pressures and increased competition in those markets; inventory risks due to shifts in market demand and/or price erosion of purchased components; changes in product mix; timely collection of accounts receivable; inadequacy of the Company’s working capital and existing credit arrangement to fund its operations; and the risk factors listed from time to time in the Company’s SEC reports, including but not limited to the Company’s reports on Form 10-QSB, 8-K, 10-KSB, Annual Reports to Shareholders, and reports or other documents filed pursuant to the Securities Act of 1933 or the Securities Exchange Act of 1934.  All forward-looking statements included herein are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.  It is important to note that the Company’s actual results could differ materially from those in such forward-looking statements due to the factors cited above.  As a result of these factors, there can be no assurance the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which would materially and adversely affect the Company’s business, financial condition and results of operations.

PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company, in the normal course of operations, is involved in several legal actions, which are vigorously being contested. In management’s opinion, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company’s Credit Agreement with Fremont Financial Corporation limits the payment of dividends on any class of stock to $177,000.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
	++	2.1	Stock Acquisition Agreement, dated March 20, 1996, between the Company and Transit-Media GmbH.
	+++	2.3

Agreement and Plan of Reorganization among Robinson Turney International, Inc., the Company, Digital Recorders, Inc., a wholly owned subsidiary of the Company, and the shareholders of Robinson Turney International, Inc.

	+++	2.4	Registration Rights Agreement among the Company, David L. Turney and Claude G. Robinson.
	***	2.5	Form of Stock Purchase Agreement between the Company, DRI-Europa AB, and Bengt Bodin, et al.
	***	2.6	Amended Option Agreement, dated March 13, 2001, between the Company, DRI-Europa AB and Bengt Bodin, et al.
	*	3.1.1	Articles of Incorporation of the Company as filed on March 2, 1983, with the Secretary of State of the State of North Carolina.
	*	3.1.10	Form of Amended and Restated Articles of Incorporation to be filed with the Secretary of State of the State of North Carolina.
	*	3.1.11	Form of Amendment to Articles of Incorporation to be filed with the Secretary of State of the State of North Carolina.
	*	3.2.1	Form of Amended and Restated By-Laws of the Company.
	***	3.31	Form of Articles of Amendment to the Articles of Incorporation of the Company.
	*	4.2	Form of specimen certificate for Warrants of the Company.
	*	4.3	Form of Underwriter’s Warrants to be issued by the Company to the Underwriter.
	*	4.4	Warrant Agreement between the Company and Continental Stock Transfer & Trust Company.
	*	10.2	Incentive Stock Option Plan, adopted April 27, 1993, authorizing 200,000 shares of Common Stock for issuance pursuant to the Plan.
	+	10.20	Asset Purchase and Sale Agreement, dated February 28, 1995, by and between Digital Audio Corporation and the Company.
	**	10.26	Common Stock Warrant Agreement by and between Robinson Turney International, Inc. and the Company
	++++	10.27	Share Purchase Agreement between Lite Vision Corporation and the Company.
	++++	10.28	Option Agreement between Lite Vision Corporation and the Company.
	***	10.31	Form of Bodin Warrant Agreement between the Company and Bengt Bodin.
	***	10.32	Form of Registration Rights Agreement between the Company and Bengt Bodin et al.
	***	10.33	Form of Promissory Note from DRI-Europa AB.
	***	10.34	Preliminary Outline of Terms, dated November 28, 2000, from Renaissance Capital Group, Inc. to the Company, with First Amendment dated May 15, 2001.
	***	10.35	Form of Consulting Agreement between the Company and Bengt Bodin
	****	10.36	Letter of Engagement from Investec Ernst & Company dated May 25, 2001.
	**	10.4	Services Agreement, dated April 19, 1996, by and between the Company and Robinson Turney International, Inc.
	**	10.41	Amendment to April 19, 1996, Services Agreement, dated July 29, 1996, by and between the Company and Robinson Turney International, Inc.
	**	10.42	Exclusive Distribution and Sublicense Agreement, dated June 1, 1996, by and between Robinson Turney International, Inc. and TwinVision Corp. of North America, Inc.
	***	10.5	Employment Agreement, dated April 20, 1998, between the Company and David Turney.
	***	10.51	Executive Employment Agreement, dated January 1, 1999 between the Company and Larry Hagemann.
	***	10.52	Executive Employment Agreement, dated January 1, 1999 between the Company and Lawrence A. Taylor.
	****	10.6	Commercial Lease, administrative offices at 5949 Sherry Lane, Dallas, Texas
	****	10.61	Commercial Office Lease, warehouse and offices at 4018 Patriot Drive, North Carolina
	****	10.7	University of Washington License and Warrant Agreement
	****	10.8	Warrant Agreement with Dominick and Dominick
	**	21	Listing of Subsidiaries of the Company
	*	23.4	Consent of Island Appraisals

*	Incorporated by reference from the Company’s Registration on Form SB-2 (S. E. C. File No. 33-82870-A)
**	Incorporated by reference from the Company’s Form 10-KSB dated March 31, 1997.
***	Incorporated by reference from the Company’s Proxy Statement for its annual meeting for fiscal 2000, to be filed in May 2001.
****	Incorporate by reference from the Company’s Form 10-KSB/A dated May 21, 2001.
+	Incorporated by reference from the Company’s current Report on Form 8-K dated on or about March 15, 1995.
++	Incorporated by reference from the Company’s Form 8-K dated May 15, 1996.
+++	Incorporated by reference from the Company’s Form 8-K dated August 5, 1998.
++++	Incorporated by reference from the Company’s Form 8-K dated August 5, 1998.

        (b) Reports on Form 8-K for the quarter ended September 30, 2001

(1) The Company filed a report on Form 8-K/A, dated September 7, 2001, amending the Company’s report on Form 8-K filed July 13, 2001 regarding the acquisition of Mobitec Holding AB, a Swedish corporation.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this

Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL RECORDERS, INC.

Dated: November 14, 2001	By:	/s/ DAVID L. TURNEY
David L. Turney, Chairman of the Board and
Chief Executive Officer

Dated: November 14, 2001	By:	/s/ LAWRENCE A. TAYLOR
Lawrence A. Taylor, Chief Financial Officer