Form 10KSB40
period 2001-12-31
DIGITAL RECORDERS INC
filed 2002-03-27
CIK 853695

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For The Fiscal Year Ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For The Transition Period From To .

Commission File Number:  1-13408

DIGITAL RECORDERS, INC.

(Name of small business issuer in its charter)

North Carolina

56-1362926

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4018 Patriot Drive, Suite 100 Durham, North Carolina 27703
(Address of Principal Executive Offices)

(919) 361-2155
(Issuer’s Telephone Number)

Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Common Stock, $.10 Par Value Warrants to Purchase Common Stock	The NASDAQ SmallCap Market SM Boston Stock Exchange, Inc.
(Title of Each Class)	(Name of Each Exchange on Which Registered)

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:  NONE

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The issuer’s revenues for its most recent fiscal year were:  $37,215,352.

As of March 14, 2002, 3,704,475 shares of the issuer’s Common Stock were outstanding.  The aggregate market value of the 2,457,155 shares of Common Stock held by non-affiliates was $7,248,607 as of March 14, 2002.  The market value of the shares was calculated based on the closing bid price of such shares on The NASDAQ SmallCap Market® on such date.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of this annual report is incorporated by reference to the Registrant’s definitive proxy state if file with the Commission on or before April 30, 2002 or if such proxy statement is not filed, will be filed with the Commission as an amendment to this Form 10-KSB under the cover of Form 10-KSB/A not later than April 30,2002.

Transitional Small Business Disclosure Format:  Yes  ☐  No  ☒

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Our Business in General

Digital Recorders, Inc. was incorporated in 1983 and we became a public company through an initial public offering in November 1994.  We directly, or through our contractors, design, manufacture, sell, and service information technology and audio surveillance technology products through two major business segments.  These two business segments are:  (1) the transportation communications segment; and (2) the law enforcement and surveillance segment.

Transportation Communications Segment.  Our transportation communications segment produces products sold worldwide within the passenger information communication industry and market.  We transact our sales with transportation vehicle equipment customers, including: (1) municipalities; (2) regional transportation districts; (3) federal, state, and local departments of transportation; (4) transit agencies; (5) vehicle manufacturers; and (6) public, private, or commercial operators of those vehicles.  This segment consists of the following groups:

1.               Digital Recorders, our business unit established in September 1983 and based in Durham, N.C.;

2.               RTI, Inc., our wholly owned subsidiary in Dallas, Texas that we acquired in July 1998;

3.               Transit-Media GmbH, our wholly owned subsidiary in Ettlingen, Germany we acquired in May 1996;

4.               TwinVision of North America, Inc. in Durham, N.C. our wholly owned subsidiary we established in May 1996;

5.               Mobitec Holding AB in Herrljunga, Sweden, our wholly owned subsidiary acquired in June 2001; and

6.               DRI Europa AB, in Göteborg, Sweden, our wholly owned subsidiary we established in February 2001 to ensure the timely completion of our acquisition of Mobitec and establishing a framework for international operations to include Transit-Media.

We supply the transit and transportation vehicle equipment market with automatic voice announcement systems and related services.  Our 500C+ Talking Bus® automatic voice systems product includes four core components:  (1) a vehicle logic unit (the DR500C+), (2) an Operator Control Unit, (3) an internal light-emitting diode sign, and (4) a global positioning satellite (“GPS”) navigation system.  Our Talking Bus® system automatically provides voice announcements about passenger information including next stop, transfer points, route and destination identification, and public service messages.  The system enhances service and improves mobility for all passengers, complies with the U.S. Americans with Disabilities Act, and also assists the vehicle operator and fleet management personnel with vehicle management and monitoring.  The Talking Bus system integrates with other “intelligent transportation systems” technologies.  Our customers for the Talking Bus system include operating agencies, which use transit and transportation vehicles, commercial transportation vehicle operators and manufacturers of those vehicles.

RTI Inc., formerly known as Robinson Turney International, was established in August 1994.  We acquired RTI in 1998 and with it acquired the essence of TwinVision® business development and market capability, as well as an exclusive license to Lite Vision Corporation display technology.  Today, RTI is a marketing consultancy devoted to the public transit industry’s needs, primarily those of European-based businesses.

Soon after Transit-Media joined the Company, TwinVision was established.  At that time, Transit-Media’s new electronic destination sign technology was transferred to TwinVision.  Both of these subsidiaries either though their own internal capability or through contractors design, manufacture, sell and service new generations of electronic destination sign systems used worldwide on transit and transportation vehicles.  These products are sold under the TwinVision® brand name.  Transit-Media serves the European and Far Eastern markets while TwinVision serves the North American Free Trade Agreement markets.  Customers include operating agencies, which use transit and transportation vehicles, commercial transportation vehicle operators, and manufacturers of those vehicles.

Originally founded in 1987 and based in Göteborg, Sweden, our Mobitec subsidiary is known for its products, technology, service, and quality.  It is the largest supplier of electronic route destination sign systems in the Nordic markets, which consists of Iceland, Greenland, Sweden, Norway, Denmark and Finland.  Mobitec also has business units in Australia and Germany, as well as a joint venture in Brazil.  In July 2000, we entered into a non-binding letter of intent with Mobitec and its shareholders to acquire all the outstanding shares of Mobitec stock.  We and our then newly formed Swedish subsidiary, DRI Europa, entered into an Option Agreement in December 2000 that subsequently was amended in February 2001.  The Option Agreement granted us and DRI Europa the option to purchase all the shares of Mobitec.  As part of senior management’s plans to grow at an accelerated pace through internal and external means, the Company completed its acquisition of Mobitec in June 2001.  As a result, Mobitec is now part of DRI Europa, our new corporate framework for international operations that will also include Transit-Media.  Together, these subsidiaries will serve the European, Middle East, South American, Australian and Asian markets.  The acquisition, which significantly expanded our geographical reach and cross-selling opportunities, had a purchase price of approximately $8.0 million paid in a combination of cash, common stock, warrants, and seller financing.

Law Enforcement and Surveillance Segment.  Our law enforcement and surveillance segment consists of its wholly owned subsidiary, Digital Audio Corporation in Raleigh, North Carolina.  We acquired Digital Audio in 1995.  Digital Audio serves customers in the U.S. federal, state, and local law enforcement agencies or organizations, as well as some of their qualified and eligible counterparts abroad.  It produces a line of digital audio filter systems and tape transcribers used to improve the quality and intelligibility of both live and recorded voices.  We market Digital Audio products domestically and internationally to law enforcement entities and other customers in support of government organizations.

An Overview of Our Industry and Markets

The passenger information communications industry and market, served by our transportation communications segment, developed as a result of several forces.  More recently, that involved the ADA, the Clean Air Act, the Intermodal Surface Transportation Efficiency Act, and Intelligent Transportation Systems initiatives.  However, a more fundamental and longer-term impetus for development of this market was the need to provide improved passenger information and customer services to operators and riders of transit and transportation vehicles.  The ADA initially served to accelerate the trend toward such systems by requiring that fixed route transit systems announce major stops and transfer points to assist visually challenged passengers.  On the public transit side of this market, operating authorities can normally draw up to approximately 80 percent of funding for equipment purchases from the U.S.  Federal Transit Administration (“FTA”) with the remainder of product acquisition funding being provided by state and local sources.  Typical private operator and privately funded users of our public transit communications sector products include rental car shuttle vehicles and tour vehicle operators.

TEA-21, the follow-up legislation to the Intermodal Surface Transportation Efficiency Act, is the primary program funding the U.S. transit market at the federal level.  TEA-21 is a $41 billion, six-year federal funding initiative.  It promotes the development of modern, expanded, Intermodal public transit systems nationwide and designates a wide range of tools, services and programs intended to increase the capacity of the nation’s mobility systems.  While major capital acquisitions can be federally funded as high as the 80 percent range in most instances, overall federal funding in the transportation communications segment market accounts for roughly 20 percent of all funding; the balance comes from a combination of state, local, and fare-box sources.

The automatic voice systems market, served by the Digital Recorders business unit, emerged primarily because of ADA legislation.  Our Digital Recorders business unit pioneered development of automatic voice announcement technology.  Our Digital Recorders Talking Bus® system met favorable acceptance in terms of concept, design, and technology, as well as in an ADA compliance context.  That regulatory-driven acceptance has now grown into a basic customer service image as the automatic voice systems market matures.  We believe 20 to 25 percent of all new bus vehicles, and 30 to 35 percent of larger versions of those vehicles, contained automatic voice systems in 2001.  We expect this percentage to increase over the next several years as automatic voice systems reduces cost, decreases maintenance expense and complexity, integrates to deliver other features and services, and becomes perceived as a form of customer service.  Our Digital Recorders subsidiary has had minimal international sales, but we believe future acquisitions, cultivating new relationships through Transit-Media and Mobitec, as well as pilot projects established since 1999, may enable Digital Recorders to develop stand alone growth in the international market in the future.  The Company believes Digital Recorders has majority market share in automatic voice systems market in the U.S., with only one significant competitor.

The electronic destination sign industry and market, which is served by Transit-Media, TwinVision and Mobitec, is highly competitive with mature growth closely tied to overall market size, increased market share, or technological advances.  Virtually all transit buses manufactured worldwide have some form of destination sign system, and the percentage of those systems that are electronic is approximately 95 percent in U.S. and 70 percent in major international markets.  There are several electronic destination sign competitors worldwide, which vary from country to country.  The Company believes that TwinVision holds the second largest market share in the U.S., while Mobitec and Transit-Media hold significant market shares internationally.

Our Digital Audio subsidiary’s market within the law enforcement and surveillance segment consists of government organizations at the local, state, and federal level.  Digital Audio also markets its products in North America and approximately 15 foreign countries directly and through a network of dealers.  Typically, about 30 percent of Digital Audio sales are to international customers, although that percentage varies widely from period-to-period.  Digital Audio digital filter and tape transcriber technology reduces background noises that might otherwise make recorded voice signals unintelligible.  Additionally, customers use products in vibration, acoustic, and communications disciplines in commercial markets.

Our Key Competitors

Most of the markets in which we participate are highly competitive and are subject to technological advances, as well as evolving industry standards.  We believe the principal competitive factors in all markets we serve include ease of use, service and support, price, the ability to integrate these products with other technologies, and maintaining leading edge technology.

In the transportation communications segment, we view Luminator Holding L. P., an operating unit of Mark IV Industries, Inc., as our principal competitor.  Clever Devices Ltd. and Meister Electronics, LC, are two of our significant competitors in the domestic automatic voice systems market.  Numerous other competitors exist in the international market, tending to each serve discrete territories.  Of those international competitors, the more noteworthy, comprising the majority of competitive market share holders, are: Brose Infosystems, LLE, Hanover Displays, and Gorba.  All except Hanover Displays are based in Germany with sales primarily into the European Union market.  Hanover is based in the UK with dominant market share there as well as sales into selected regions of the continental European market.

Within the law enforcement and surveillance segment, we believe Digital Audio is the dominant market force among the small number of participants in the industry.  Filtering products produced for the commercial sound industry by companies such as AKG Acoustics GmbH are not specifically designed for voice filtering.  As a result we do not believe companies manufacturing those products pose significant competition.  We recognize Adaptive Digital Systems, Inc. as a competitor producing similar technology products but in a narrower product application range.

Our Products and Our Product Design

Transportation Communications Segment.  Ourcurrent transportation communications products include:

1.               DR500C+ Talking Bus®,

2.               TwinVision® light-emitting diode illuminated flip-dot route destination sign systems,

3.               TwinVision® all-LED route destination sign systems,

4.               TwinVision® Chromatic Series family of color electronic route destination sign systems, and

5.               ELYSE® software.

This segment accounted for approximately 96 percent of our sales in 2001 compared to 97 percent in 2000.

The Digital Recorders Talking Bus® system enables customers to voice-announce transit vehicle stops and other passenger information.  The system can be used in transit buses, light rail vehicles, trains, subway cars, people movers, monorails, airport vehicles, tour buses, as well as other private and commercial vehicles.  Compliant with ADA and industry-recognized standards, the system uses an open architecture, computer-based microprocessor electronics system design that accommodates additional new features and capabilities including interoperability with third-party equipment.  The open architecture design permits expansion to customer size requirements and integration with other electronic systems.  It offers easy software downloading or transfer using an industry standard personal computer memory card international association format.  Wireless download also is available.  This system is designed to meet the severe operating demands of temperature, humidity, shock, vibration and other environmental conditions found in its typical applications, and it is manufactured in an ISO 9002-compliant facility.

When activated by a vehicle operator or by an automatic trigger such as a GPS signal, the Talking Bus® system provides a high quality digital audio “next stop” announcement properly timed to the route location.  Messages can be in any language.  Audio messages are stored in flash memory not requiring battery backup.

Our electronic route destination sign products, which are generally known by the TwinVision® brand name, represent leading state-of-the-art technology licensed to or pioneered by Transit-Media and TwinVision.  The product line includes various models covering essentially all popular applications.  These products adhere to ADA requirements and function under industry-recognized standards.  They possess an open architecture, microprocessor-based system incorporating a new generation display device that utilizes a unique, patented LED configuration to individually illuminate improved electro-magnetic flip-dot display elements.

The LED-flip-dot product, which we license through our RTI subsidiary, improves distance readability while reducing end-user maintenance expenses.  In 2000, TwinVision and Transit-Media introduced an all-LED, solid-state product.  As the name implies, this product eliminates mechanical, moving flip-dots, delivering a further enhancement to distance readability and lowered maintenance expenses.

In 2001, TwinVision and Transit-Media introduced the TwinVision® Chromatic Series, TwinVision® Chroma I and TwinVision® Chroma IV, which offer our customers greater color flexibility and message display options for route and destination signage.  These products incorporate colorized route capabilities while retaining electronic sign system message display advantages for the color vision impaired.  Initial orders for these products, received and delivered in 2001, were for small, introductory quantities.

Message programming for all these products is accomplished via proprietary ELYSE® software developed by Transit-Media and refined by TwinVision.  Programming is accomplished through personal computer memory card international association  memory card download and wireless capabilities are available.

In January 2001, Digital Recorders entered into an exclusive license agreement with the University of Washington to use certain technology developed by the Intelligent Transportation Systems Research program at the University under the names, “BusView” and “MyBus.”  The technology, which we intend to integrate with the Digital Recorders Talking Bus® system, is expected to enable transit system users to access information via the Internet, such as schedule data about the vehicle they wish to board.  Integration of the licensed technology with our Digital Recorders Talking Bus® system is in the early development stage.

Law Enforcement and Surveillance Segment.  Our Digital Audio subsidiary designs, manufactures, markets and sells a line of digital signal processing instruments and digital-tape transcription machines that enhance tape recordings collected from a variety of sources to law enforcement agencies and organizations worldwide.  Such recordings often are obscured by humming sounds, room noises, acoustic resonance, muffling, background music, street traffic, and other noises.  Digital Audio products make the recordings understandable through a sequence of highly specialized adaptive audio filters.  Additionally, in a similar process, Digital Audio products can be used in live real-time applications.  Digital Audio products have major computational power with the typical digital filter employing multiple microprocessor devices.

In 2001, Digital Audio introduced four new products to law enforcement, intelligence, military and security markets.  Designed to expand our offerings in the areas of audio collection, forensic examination and technical countermeasures applications, the new products include:

1.               SSABR™, a state-of-the-art, covert solid state digital audio recorder;

2.               QuickEnhance QE-10, a new, simplified, digital tape enhancement system for real-time and laboratory use;

3.               UltraScope, an ultrasonic spectrum analyzer for audio countermeasures applications; and

4.               ProbeAmp, a multi-meter/high-gain amplifier for audio countermeasures applications.

Digital Audio products accounted for approximately 4 percent of our sales in 2001, compared to 3 percent in 2000.

Our Marketing and Sales Organization

All of our products are marketed on a direct basis by our sales and marketing personnel or through commissioned independent sales agents and dealers, as appropriate for each business unit and subsidiary.  Marketing and sales activities employ virtually all commonly used techniques, as well as highly refined relationship and contact selling.  Techniques include database marketing, highly selective advertising, direct contact selling, publication of customer newsletters, participation in trade shows and industry conventions and cooperative activities with system integrators.  Additionally, Digital Audio utilizes specialized continuing education programs to ensure end-users have multiple opportunities to learn about digital signal processing technology and fully comprehend Digital Audio product operation through hands-on instruction.

We regularly evaluate alternative modes of promoting and marketing our products and services.  Website and Internet-based marketing techniques currently serve to assist marketing and sales efforts although the custom-specification, request-for-quote nature of our served markets does not yet lend itself to full-scale, Internet-driven marketing and sales efforts.

We generate a significant portion of our sales from a relatively small number of key customers, the identity of which may vary from year to year.  Our major customers in 2001 and 2000 were transit bus original equipment manufacturers.  In 2001, three major customers accounted for 36.4 percent of our total net sales, compared to four major customers accounting for 53.6 percent in 2000.

Our Research and Development

We are committed to the continued enhancement of all of our products and to the development or acquisition of products having related applications, although continued development of any product is dependent upon  product acceptance in the market place.  Our objective is to develop products that are considered to be high quality, technically advanced, cost competitive, and capable of capturing a significant share of the applicable market.  Product development to state of advanced technology product offering stage is one of the primary means by which we differentiate our self from our competition.

We anticipate that technological enhancements to our Talking Bus® system and the TwinVision® electronic route destination sign products will continue in the future.  Such improvements should enhance our ability to integrate these products with other technologies, reduce unit cost of production, and advance the state-of-the-art in our ongoing program to improve profit margins, as well as increase market share and market penetration.  In addition, our plan to integrate certain of the technology developed by the University of Washington into the Talking Bus® system, will allow Internet access to passenger information.  In addition to enhancement of existing products, we currently have totally new generations of products under various stages of development.

In 1996 and 1997, Transit-Media and TwinVision respectively introduced a new generation display element through the TwinVision® LeDot® electronic route destination signs.  The new products combined known and proven benefits of LED with improved electromagnetic flip-dot elements to enhance product performance.  These enhancements improved distance readability and reduced maintenance expense.  This development, under a product display technology licensed to TwinVision and Transit-Media through RTI from Lite Vision Corporation, virtually changed the entire electronic route destination sign industry and quickly became the industry standard.

In 2000, Transit-Media and TwinVision again led an industry technology change with the introduction of a low-energy, high-brightness, all-LED display element that eliminated the mechanical, moving flip-dot typically used in prior generations of electronic route destination signs.

As previously noted, TwinVision and Transit-Media introduced the TwinVision® Chromatic Series, TwinVision® Chroma I and TwinVision® Chroma IV, in 2001.  These products offer customers greater color flexibility in message display options for route and destination signage.  They incorporate colorized route capabilities while retaining electronic sign system message display advantages for the color vision impaired.  Initial orders for these products, received and delivered in 2001, were for small, introductory quantities.

Our research and development costs increased in 2001 as development activities continued in all business segments.  Research and development expenses were $2,648,510, or 7.1 percent of sales, in 2001, compared to $2,294,620, or 7.7 percent of sales, in 2000.  We believe convergence of core technologies, combined with the need for capital improvements, efficiencies and customer service in the transit and transportation market, will entail similar levels of research and development in the foreseeable future.

A History of Our Acquisitions and Reorganization

As previously reported, we acquired Digital Audio in 1995.  We also acquired Transit-Media and established TwinVision in 1996 and we acquired RTI in 1998.  Our acquisition of Digital Audio increased our revenue and profit, as well as provided us with a leading product line and technology development platform.  Our acquisition of Transit-Media provided us an important European market foothold, as well as the origins of the TwinVision® electronic route destination sign technology.  Our acquisition of RTI brought us the TwinVision® business development and market capability, as well as access to a technology license held by RTI.

As previously discussed, DRI Europa, our newly formed, wholly owned Swedish subsidiary, entered into an Option Agreement in December 2000, which was subsequently amended in February 2001.  The Option Agreement granted us and DRI Europa the option to purchase all the shares of Mobitec.  As part of senior management’s plans to grow at an accelerated pace through internal and external means, we completed our acquisition of Mobitec in June 2001.  As a result, Mobitec is now part of DRI Europa, our new corporate framework for international operations that will also include Transit-Media.  Together, these subsidiaries will serve the European, Middle East, South American, Australian and Asian markets.  The acquisition, which significantly expanded our geographical reach and cross-selling opportunities, had a purchase price of approximately $8.0 million paid in a combination of cash, common stock, warrants, and seller financing.

Our Manufacturing

Our principal supplier for the Digital Recorders business unit, Xetel Corporation, is a contract-manufacturing firm that produces Digital Recorders-designed equipment.  Trimble Navigation Ltd. supplies the GPS equipment for Digital Recorder’s automatic voice systems product.

TwinVision and Transit-Media purchase display components and assemblies for electronic route destination sign systems from Lite Vision Corporation in Taiwan, the Republic of China, and Meccanica UGO Amelie in Impruneta, Italy.  Lite Vision is one of our major stockholders, holding approximately 10.8 percent of our outstanding common stock.  We have contracts with domestic and foreign electronic manufacturing and/or contract assembly firms to assemble these components and assemblies.  Domestic production is compliant with  “Buy-America” regulations known to us.

Digital Audio subsidiary manufactures or assembles its own products.  Printed circuit board components and enclosures are purchased from well-established vendors and small local hardware suppliers.  We typically work with ISO-certified suppliers.

Our Proprietary Rights

We currently rely on a combination of patents, copyrights, trade secrets, nondisclosure agreements, and licensing agreements to establish and protect our ownership of, and access to, proprietary and intellectual property rights.  Our attempt to keep the results of our research and development efforts proprietary may not be able to prevent others from using some or all of such information or technology by “designing around” our intellectual property rights.  We have license to certain intellectual property rights under which the TwinVision® products are produced.  We have registered our Talking Bus® and TwinVision® trademarks, logos, slogans, by-lines, and trade names with the U.S. Patent and Trademark Office.

We intend to pursue new patents and other intellectual property rights protection covering new technologies and developments on an on-going basis.  We intend to maintain the integrity of its service marks, trade names and trademarks and other proprietary names and protect some from unauthorized use, infringement and unfair competition.

Our Employees

As of March 15, 2002, we employed 137 people.  This compares to the 75 people we employed as of March 8, 2001.  Our 83 percent increase in employees can be primarily attributed to the Mobitec acquisition.  Our employees are not covered by any collective bargaining agreements and we believe that our employee relations are good.

ITEM 2.  DESCRIPTION OF PROPERTY

We have three lease agreements within the United States.  We lease approximately 18,484 square feet in office and operational space in an office and light-manufacturing complex in Durham, N.C. for Digital Recorders business unit and TwinVision subsidiary.  The lease agreement provides for monthly rental payments ranging from $13,486 to $17,083 and expires in May 2009. We also lease approximately 2,200 square feet in office space in Dallas, Texas, for corporate administration purposes.  The lease agreement provides for monthly rental payments of approximately $4,350 and expires March 31, 2004. In addition, we lease approximately 4,700 square feet in office and operational space in Raleigh, N.C. for our Digital Audio subsidiary.  This lease agreement contains rental rates ranging from $4,241 to $5,013 per month and expires in December 2002. The Company is in the process of negotiating a new lease agreement.

We have five real property lease agreements overseas.  Our Mobitec GmbH subsidiary, a Mobitec business unit, leases office and engineering space in Weinstadt, Germany, with monthly rental payments of $883 running through March 2004. As of March 2002, Mobitec GmbH, shares office space with Transit-Media, which also is based in Germany and we anticipate early termination or sub-let of the Mobitec GMBH lease.  The Transit-Media lease agreement provides for monthly rental payments of $2,551 and expires in May 2002. In addition to the lease for Mobitec’s German business unit, the Company has a lease agreement for Mobitec’s Australian business unit, Mobitec Australia PTY LTD, in Sydney, Australia, which provides for monthly rental payments of $1,855 and expires in November 2003. Mobitec Brazil LTDA, Mobitec’s Brazilian business leases office, engineering and assembly space in Caxias do Sul, Brazil, which provides for monthly rental payments of $1,039 and presently is an open-ended lease with no stated expiration date.  Further, we lease office and engineering space in Herrljunga, Sweden, for our Mobitec operation, the agreement for which provides for monthly rental payments of $7,583 and expires in March 2006.

We believe additional office and manufacturing space will be available in, or near, our existing facilities at a cost approximately equivalent to, or slightly higher than, rentals currently paid, if needed, for our existing facilities.

ITEM 3.  LEGAL PROCEEDINGS

We, in the normal course of our operations, are involved in several legal actions incidental to our business.  In our opinion, the ultimate resolution of these matters will not have a material adverse effect on our financial position.

On February 7, 2001, NextBus Information Systems, Inc, (“NextBus”) a California Corporation, filed suit in the United States District Court for the Northern District of California accusing us of infringing US Patent 6,006,159 (“the 159 patent”). NextBus based the case on a news release of ours and not on an allegedly infringing act.  NextBus dismissed that lawsuit without prejudice.  However, since we were unsure as to how to proceed in our business and technology development, we filed a complaint for declaratory relief on June 25, 2001, in the United States District Court, Northern District of Texas, Dallas Division, asking the court to interpret the scope of the 159 patent.  In reaction, NextBus again sued us in the United States District Court for the Northern District of California, alleging infringement of the 159 patent.  The actions of NextBus named both us and our CEO, David L. Turney as defendants.  Subsequently, the California court dismissed Turney from the action.

Our action in the United States District Court, Northern District of Texas, Dallas Division, and the NextBus action in the United States District Court for the Northern District of California, are pending.  In our opinion, the action of NextBus is without merit.  We believe we are not infringing and do not intend to infringe the 159 patent.  We intend to vigorously defend our rights to pursue commercial applications for our products.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders on June 25, 2001, the Shareholders approved the:

•                  issuance of 430,000 shares of our restricted common stock, par value of $.10 per share, to be transferred to the Sellers as part of the purchase price for the acquisition of Mobitec;

•                  issuance of 100,000 shares of our common stock underlying warrants granted to Bengt Bodin as part of the purchase price for the acquisition of Mobitec;

•                  authorization of convertible debentures in the aggregate amount of $3,000,000 issued to an investment funds company in connection with their investment of up to $3,000,000 in the Company, which funds were used in part in the acquisition of Mobitec;

•                  issuance of up to 1,500,000 shares of our common stock underlying the convertible debentures; and

•                  issuance of 200,000 shares of our common stock underlying warrants granted to the convertible debenture holders.

PART II

ITEM 5.                                                     MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is quoted on the NASDAQ Small Cap Market under the symbol “TBUS” and on the Boston Stock Exchange under the symbol “TBU.” As of April 18, 2001, we had approximately 1,000 stockholders of record.  The following table sets forth the range of high and low closing bid prices, as reported by the NASDAQ SmallCap Market, from January 1, 2000 through December 31, 2001. The prices set forth reflect inter-dealer quotations, without retail markups, markdowns or commissions, and do not necessarily represent actual transactions.

2000	High	Low
First Quarter	$4.38	$2.28
Second Quarter	2.63	1.63
Third Quarter	2.69	1.91
Fourth Quarter	2.63	1.31

2001
First Quarter	$2.38	$1.56
Second Quarter	2.60	1.61
Third Quarter	2.47	1.88
Fourth Quarter	2.75	2.01

We did not declare any dividends on common stock during 2001 and 2000. We are also restricted in the payment of dividends on any class of stock to $177,000 annually.

ITEM 6.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS GENERAL

We directly or through contractors, design, manufacture, sell, and service information technology and audio surveillance technology products through two major business segments.  These two business segments are: (1) the transportation communications segment; and (2) the law enforcement and surveillance segment.

Our transportation communications segment produces products sold worldwide within the passenger information communication industry and market.  Sales are transacted with transportation vehicle equipment customers, including: (1) municipalities; (2) regional transportation districts; (3) federal, state, and local departments of transportation; (4) transit agencies; (5) vehicle manufacturers; and (6) public, private, or commercial operators of those vehicles.  Our transportation communications segment consists of the following groups:

1.               Digital Recorders, established in September 1983 and based in Durham, N.C.;

2.               RTI, our wholly owned subsidiary in Dallas, Texas, that was acquired in July 1998;

3.               Transit-Media, our wholly owned subsidiary we acquired in May 1996 and based in Ettlingen, Germany;

4.               TwinVision in Durham, N.C., our wholly owned subsidiary which we established in May 1996;

5.               Mobitec of Herrljunga, Sweden, our wholly owned subsidiary which we acquired in June 2001;

6.               DRI Europa of Göteborg, Sweden, our wholly owned subsidiary which we established in February 2001 to ensure the timely completion of the Mobitec acquisition and establishing a framework for international operations, including Transit-Media.

Our law enforcement and surveillance segment consists of one wholly owned subsidiary, Digital Audio Corporation in North Carolina.  We acquired Digital Audio us 1995.  Our Digital Audio subsidiary serves customers in the U.S. federal, state, and local law enforcement agencies or organizations, as well as their counterparts abroad.  Digital Audio  produces a line of digital audio filter systems and tape transcribers used to improve the quality and intelligibility of both live and recorded voices.  We market Digital Audio products domestically and internationally to law enforcement entities and other customers in or support of government organizations.

Sales to our customers are characterized by a lengthy sales cycle that generally extends for a period of two to 24 months.  In addition, purchases by a majority of our customers are dependent on federal, state and local funding that may vary from year to year and quarter to quarter.  We attribute our sales growth in this segment to strategic acquisitions, introduction of new products, increased market penetration, competitive prices, strong industry standard-setting customer service and growing markets for our products.

We recognize revenue upon shipment of products to customers.  Because our operations are characterized by significant research and development expenses preceding product introduction, net sales and certain related expenses may not be recorded in the same period, thereby producing fluctuations in operating results.  Our dependence on large contracts and orders, as well as on a small number of relatively large customers or projects, increases the magnitude of fluctuations in operating results particularly on a period to period, or period over period, comparison basis.

The following discussion provides an analysis of our results of operations and liquidity and capital resources.  This following should be read in conjunction with our consolidated financial statements and related notes thereto.  The operating results of the years presented were not significantly affected by inflation.

Results of Operations

The following table sets forth the percentage of our revenues represented by certain items included in our Statements of Operations:

	Year Ended December 31,
	2001	2000

Net sales	100.0%	100.0%
Cost of sales	62.9	63.5
Gross profit	37.1	36.5
Operating expenses:
Selling, general and administrative	28.9	28.0
Research and development	7.1	7.7
Total operating expenses	36.0	35.7
Operating income	1.1	0.8
Other expense and interest	(2.2)	(1.7)
(Loss) before income tax benefit	(1.1)	(0.9)
Income tax benefit	1.4	—
Income (loss) before minority interest in income of consolidated subsidiary	0.3	(0.9)
Minority interest in income of consolidated subsidiary	—	—
Net income (loss)	0.3%	(0.9)%

Comparison of Our Results for the Years Ended December 31, 2001 and 2000

Our net sales for the year ended December 31, 2001 were $37,215,352 as compared to $29,886,168 for the year ended December 31, 2000. Our acquisition of Mobitec in 2001 increased sales in the transportation communications segment and an increase in the law enforcement and surveillance segment sales  contributed to the overall increase in net sales.

For the year ended December 31, 2001, sales for our transportation communications segment increased $6,560,036, or 22.6 percent, from $28,986,453 in 2000 to $35,546,489 in 2001.  Of this increase, $5,865,936 reflects sales from Mobitec and the remaining increase of $694,100 represents higher sales levels to existing customers and orders from new customers.  We believe better product technology and competitive pricing, and an underlying growth in the transportation sector; have contributed to improved transportation communications segment sales results.  However, continued sales growth in the transportation communications segment will be dependent upon the expansion of new products and technology, as well as our expansion into new geographic areas.  Overall, our product prices have moderately declined in 2001 as a result of competition.  As noted above, our customers frequently have a long lead-time between when they express an interest in our products and an actual order, manufacture and shipment of the product.  The efforts we expend in any given year to acquire new customers and sell our products may not translate into additional sales until future periods.

Our gross profit for 2001 was $13,825,786, an increase of $2,920,187, or 26.8 percent, as compared to our gross profit of $10,905,599 in 2000. As a percentage of sales, our gross profit was 37.1 percent of our net sales in 2001 as compared to 36.5 percent during 2000.  Of the dollar increase in our gross profit during 2001, $2,258,465 was attributed to the acquisition of Mobitec.  The remaining increase represents higher sales volumes at higher margins in our Digital Audio subsidiary.  We believe continued improvement in our gross profit percentage is dependent upon overall economic conditions in the transportation sector.

Our selling, general and administrative expenses during 2001 were $10,758,433, an increase of $2,380,208 or 28.4 percent as compared to $8,378,225 for such expenses during 2000. We attribute this increase to our acquisition of Mobitec and higher payroll and related fringe benefits necessary to support our continued growth.  As a percentage of our sales, these expenses increased from 28.0 percent in 2000 to 28.9 percent in 2001. We believe, however, these expenses will decrease slightly as a percentage of our sales in future years as approximately the same level of personnel in 2001 will be able to meet the demands of higher sales revenues.

Our research and development expenses for 2001 were $2,648,510, an increase of $353,890, or 15.4 percent, as compared to such expenses of $2,294,620 in 2000. As a percentage of net sales, these expenses decreased to 7.1 percent in 2001 from 7.7 percent in 2000. The increase in total dollars was primarily related to our acquisition of Mobitec.  This category of expenses includes internal engineering personnel and outside engineering expense for software and hardware development, sustaining product engineering and new product development.  We believe these expenses must remain in the 7 percent to 9 percent range as a percentage of our sales to support our continued growth.

The net change in our operating income was an increase of $186,089 from income of $232,754 in 2000 to income of $418,843 in 2001. This increase was due primarily to the factors set forth above.

Our total other expense for 2001 was $810,661, a net increase in expense of $298,444 as compared to $512,217 for 2000. This increase was primarily the result of higher interest expense due to an increase in long-term debt resulting from our acquisition of Mobitec and increased short-term borrowings.

Our income tax benefit for 2001 of $533,135 was primarily attributed to a reduction in the valuation allowance for deferred tax assets which are more likely than not to be realized based upon future projected taxable income in the appropriate jurisdictions.

Our Liquidity and Capital Resources

On August 23, 1999, we and our subsidiaries signed a four year Revolving and Term Lines of Credit Agreement with Fremont Financial Corporation, a subsidiary of Finova Group, Inc.  On January 31, 2001, Finova Group, Inc. sold certain loan portfolio assets to Guaranty Business Credit Corporation, the asset-based financial services subsidiary of Guaranty Bank, a wholly owned subsidiary of Temple-Inland, Inc., which included our loan and Credit Agreement.  Our Credit Agreement provides us up to $11.25 million in borrowing to be used for acquisitions, working capital and general corporate purposes.  The interest rate on the revolving credit portion of the agreement is the published prime lending rate plus 1.75 percent.  Credit extended for acquisitions bears an interest rate of prime plus 2 percent.  Our outstanding debt under this agreement at December 31, 2001 was $4,882,842.  The period ending available collateral based on the value of eligible trade accounts receivable and inventories was $5,957,377, resulting in additional borrowing availability to us of $1,074,535.  Our outstanding debt under this agreement is substantially secured by all of our U.S. based assets including the assets of our subsidiaries.

As amended, the Credit Agreement includes customary covenants and conditions relating to the conduct and operation of our business.  Specifically, as amended, the Credit Agreement limits the payment of dividends on any class of stock to $177,000 annually and subjects us to a 1:1 Earnings Before Interest, Taxes, Depreciation and Amortization to interest coverage ratio to be calculated on a quarterly basis.  In addition, any acquisition requires approval from the lender.  We were in compliance with these covenants at December 31, 2001 and December 31, 2000.

Mobitec has an agreement with a bank in Sweden from which we may currently borrow up to a maximum of 10,000,000 krona (SEK) or $945,984. At December 31, 2001, $760,092 was outstanding, resulting in additional borrowing availability to us of $185,892. 3,000,000 krona (SEK) of the 10,000,000 krona (SEK) maximum borrowing is secured by cash on deposit with the bank.  The terms of this agreement require our payment of an unused credit line fee equal to 0.5 percent of the unused portion and interest at 5 percent of the outstanding balance.  This agreement is secured by substantially all assets of Mobitec AB.  Our line of credit agreement expires on December 31, 2002 and is renewable at that date for another year.

Mobitec also has an agreement with a bank in Sweden from which we may borrow up to 6,000,000 krona (SEK); or $567,591. Based on the availability formula under this agreement, the limit was $552,986 of which $151,602 was outstanding at December 31, 2001, resulting in additional borrowing availability to us of $401,384. The line of credit bears interest at 5.1 percent and is collateralized by our accounts receivable.  Our agreement expires on December 31, 2002 and is renewable at that date for another year.

Long-term debt consists primarily of three notes, the proceeds of which were used to finance our Mobitec acquisition.  Unsecured obligations in the amount of $2,516,235 are to a shareholder payable in full June 28, 2004 with annual interest at 9% on $2,111,235 of the total debt.  A term loan from a Swedish bank dated June 28,2001 having a balance of $1,977,176 at December 31, 2001 is payable in eighteen remaining quarterly payments of $103,035 at an annual interest rate of 5.35% and is secured by stock of our Swedish holding company and our consolidated subsidiary.  A convertible debenture dated June 22, 2001 with an investment fund company is payable in full on June 28, 2008 if not sooner redeemed or converted with annual interest at 8% payable monthly.  See Note 5.

Our net interest expense for all our debt and obligations was $814,207 and $510,598 for the years ended December 31, 2001 and 2000, respectively.

As of December 31, 2001 our principal sources of liquidity included cash and cash equivalents of $510,719, trade accounts receivable of $7,979,713, inventories of $8,923,705, short-term bank borrowings of $911,694, and trade accounts payable of $6,895,612, providing the Company with net working capital of $7,751,898.

Our operating activities generated cash of $2,121,576 and used cash of $1,867,414 during the years ended December 31, 2001 and 2000, respectively.  For the year ended December 31, 2001, the decrease in accounts receivable of $3,192,746 was offset by an increase in inventories of $1,591,369.  For the year ended December 31, 2000, the increase in accounts receivable of $3,946,471 and inventories of $1,140,612 was offset by the increase in accounts payable of $2,442,559. Working capital requirements will increase with growth in our sales, primarily due to the time span between when we must pay our suppliers and the time we receive payment from our customers.

Our investing activities used cash of $5,537,492 and $246,335 in the years 2001 and 2000, respectively.  The primary use of cash in 2001 was for our acquisition of Mobitec.

Our financing activities generated net cash of $3,887,840 and $2,086,235 during 2001 and 2000, respectively.  The increase in cash from financing activities was primarily attributed to new asset based lending credit facilities at our Mobitec AB subsidiary.

We intend to improve liquidity by decreasing our consolidated inventory by December 31, 2002, decreasing the average days sales outstanding in trade accounts receivable, securing higher borrowing base availability in trade receivables and inventory availability from our asset based lenders in Europe and USA and pursuing other methods of financing.

New Accounting Pronouncement

In July, 2001, the Financial Accounting Standards Board issued two statements – Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which will impact our accounting for its reported goodwill and other intangible assets.

Statement 141:

•                                          Eliminates the pooling method for accounting for business combinations.

•                                          Requires that intangible assets that meet certain criteria be reported separately from goodwill.

Statement 142:

•                                          Eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life.

•                                          Requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

Upon adoption of these Statements, the Company is required to:

•                                          Re-evaluate goodwill and other intangible assets that arose from business combinations entered into before July    1, 2001.  If the recorded other intangibles assets do not meet the criteria for recognition, they should be reclassified to goodwill.  Similarly, if there are other intangible assets that meet the criteria for recognition but were not separately recorded from goodwill, they should be reclassified from goodwill.

•                                          Reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly.

The standards generally are required to be implemented by the Company in its 2002 financial statements.  The Company’s financial statements will be impacted as follows:

•                                          Goodwill amortization related to the Digital Audio acquisition ($117,667 for the full year of 2001) and the Mobitec acquisition ($274,771 for the period from the date of acquisition through December 31, 2001) will no longer be recorded.

Forward-Looking Statements

The statements contained in this Report on Form 10-KSB herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, beliefs, goals, objectives, intentions or strategies regarding the future.  Forward-looking statements include statements regarding: (1) our expectations that the percentage of buses with automatic voice systems will increase over the next few years, our belief that future acquisitions, new relationships and pilot projects may enable us to accelerate growth, our expectation that we will be able to integrate certain licensed technologies into our products, our commitment to continued enhancement of all of our products, our expectation that certain products will continued to be enhanced and that such enhancements should increase our ability to integrate those products with other technologies, and our belief that a convergence of core technologies , combined with other factors, will justify high levels of research and development costs, all under Item 1 hereof; and (2) our belief that continued high sales growth depends upon expansion of new products, technology and geographic territories, our expectations that the term portion of our Credit Facility will be used for certain purposes, our belief that investing expenditures will not change significantly in 2002, our belief that a combination of borrowing under our Credit Facility will provide necessary liquidity and capital to satisfy our needs in other than acquisitions, all under Item 6 hereof.  All forward-looking statements included in this document are based on information available on the date hereof and we assume no obligation to update any such forward-looking statements.  It is important to note our actual results could differ materially from those in such forward-looking statements.  You should consult the risk factors listed from time to, time in the Company’s Reports in Forms 10-Q and 8-K and the Company’s Annual Report to Stockholders.

ITEM 7.                                                     CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements follow this page.

ITEM 8.                                                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SECTION	PAGE
16
Independent Auditor’s Report
17
Consolidated Balance Sheets – December 31, 2001 and 2000
18
Consolidated Statements of Operations – Years Ended December 31, 2001 and 2000
19
Consolidated Statements of Stockholders’ Equity – Years Ended December 31, 2001 and 2000
20
Consolidated Statements of Cash Flows – Years Ended December 31, 2001 and 2000
21
Notes to Consolidated Financial Statements

Independent Auditor’s Report

To the Board of Directors

Digital Recorders, Inc.

Durham, North Carolina

We have audited the accompanying consolidated balance sheets of Digital Recorders, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Recorders, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                                                                                   MCGLADREY & PULLEN, LLP

Raleigh, North Carolina

February 15, 2002

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2001 AND 2000

ASSETS	2001	2000
Current Assets
Cash and cash equivalents (Note 5)	$510,719	$123,862
Trade accounts receivable, less allowance for doubtful accounts of $115,158 and $55,000 at December 31, 2001 and 2000, respectively (Notes 5 and 11)	7,979,713	9,517,923
Other receivables	225,355	50,652
Inventories (Note 5)	8,923,705	5,463,003
Prepaids and other current assets	361,263	360,016
Total current assets	18,000,755	15,515,456

Property and equipment, less accumulated depreciation of $1,015,925 and $741,367 at December 31, 2001 and 2000, respectively (Note 3)	1,012,677	586,410
Goodwill, less accumulated amortization of $1,044,400 and $686,389 at December 31, 2001 and 2000, respectively (Note 2)	7,556,655	1,078,611
Intangible assets, less accumulated amortization of $188,656 and $123,462 at December 31, 2001 and 2000, respectively (Note 2)	1,258,567	76,129
Deferred tax assets (Note 9)	847,149	170,373
Other assets	134,346	393,246
TOTAL ASSETS	$28,810,149	$17,820,225

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Lines of credit (Note 5)	$911,694	$5,555,078
Current maturities of long-term debt (Note 5)	541,233	—
Accounts payable	5,366,826	3,265,340
Accounts payable, related party (Note 12)	1,528,786	2,224,555
Accrued expenses	1,824,227	1,128,498
Deferred tax liabilities (Note 9)	31,841	—
Preferred stock dividends payable	44,250	44,250
Total current liabilities	10,248,857	12,217,721

Long-term debt, less current maturities (Note 5)	11,601,020	—

Series AAA Redeemable, Convertible, Nonvoting Preferred Stock, $.10 par value, Liquidation Preference of $5,000 per share (mandatory redemption on December 31, 2003); 20,000 shares authorized; 354 shares issued and outstanding at December 31, 2001 and 2000, respectively (Note 6)	1,770,000	1,770,000

Minority interest in consolidated subsidiary	208,659	—

Commitments and contingencies (Notes 4, 5 and 15)

Stockholders’ Equity (Note 2)
Common stock, $.10 par value, 10,000,000 shares authorized; 3,704,475 and 3,274,475 shares issued and outstanding at December 31, 2001 and 2000, respectively	370,447	327,447
Additional paid-in capital	12,236,726	11,158,826
Accumulated other comprehensive loss – foreign currency translation	(415,778)	(328,722)
Accumulated deficit	(7,209,782)	(7,325,047)
Total stockholders’ equity	4,981,613	3,832,504
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,810,149	$17,820,225

See accompanying notes to consolidated financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2001 AND 2000

	2001	2000
Net sales (Note 11)	$37,215,352	$29,886,168
Cost of sales (Note 12)	23,389,566	18,980,569
Gross profit	13,825,786	10,905,599

Operating expenses:
Selling, general and administrative	10,758,433	8,378,225
Research and development	2,648,510	2,294,620
Total operating expenses	13,406,943	10,672,845

Operating income	418,843	232,754

Other income (expense)	3,546	(1,619)
Interest expense, net	(814,207)	(510,598)
Total other expense and interest expense	(810,661)	(512,217)

Loss before income tax benefit	(391,818)	(279,463)

Income tax benefit, net (Note 9)	533,135	—

Income (loss) before minority interest in income of consolidated subsidiary	141,317	(279,463)

Minority interest in income of consolidated subsidiary	(26,052)	—

Net income (loss)	115,265	(279,463)

Preferred stock dividend requirements (Note 6)	(177,000)	(177,000)

Net loss applicable to common shareholders	$(61,735)	$(456,463)

Earnings per share:
Net loss per share, basic and diluted	$(0.02)	$(0.14)

Weighted average number of common shares and common equivalent shares outstanding	3,495,954	3,274,108

See accompanying notes to consolidated financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2001 AND 2000

	Common Stock				Accumulated
	Number of shares issued	Par Value	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (loss)	Comprehensive Income (loss)	Total Stockholder Equity
Balance as of January 1, 2000	3,274,075	$327,407	$11,335,090	$(7,045,584)	$(237,278)		$4,379,635

Comprehensive income (loss):
Net loss				(279,463)		$(279,463)	(279,463)
Translation adjustment					(91,444)	(91,444)	(91,444)
Total comprehensive loss						$(370,907)
Issuance of common stock	400	40	736				776
Preferrred stock dividends			(177,000)				(177,000)
Balance as of December 31, 2000	3,274,475	327,447	11,158,826	(7,325,047)	(328,722)		3,832,504

Comprehensive income (loss):
Net income				115,265		$115,265	115,265
Translation adjustment					(87,056)	(87,056)	(87,056)
Total comprehensive income						$28,209
Issuance of common stock	430,000	43,000	872,900				915,900
Issuance of warrants			382,000				382,000
Preferrred stock dividends			(177,000)				(177,000)
Balance as of December 31, 2001	3,704,475	$370,447	$12,236,726	$(7,209,782)	$(415,778)		$4,981,613

See accompanying notes to consolidated financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2001 AND 2000

	2001	2000
Cash flows from operating activities:
Net income (loss)	$115,265	$(279,463)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	(622,276)	—
Depreciation of property and equipment	269,921	215,492
Amortization of goodwill and intangible assets	430,393	178,925
Bad debt expense	54,736	—
Other non-cash expenses	53,000	—
Minority interest	26,052	—
Changes in operating assets and liabilities:
Decrease (increase) in trade accounts receivable	3,192,746	(3,946,471)
Decrease in other receivables	396,450	161,530
(Increase) in inventories	(1,591,369)	(1,140,612)
Decrease in prepaids and other current assets	57,519	263,123
(Increase) in intangibles	(45,071)	(38,461)
Decrease (increase) in other assets	258,972	(153,663)
Increase in accounts payable	594,247	870,323
Increase (decrease) in accounts payable, related party	(695,769)	1,572,236
Increase (decrease) in accrued expenses	(373,240)	429,627
Net cash provided by (used in) operating activities	2,121,576	(1,867,414)

Cash flows from investing activities:
Purchases of property and equipment	(432,704)	(246,335)
Purchase of Mobitec, net of cash and cash equivalents acquired	(5,104,788)	—
Net cash used in investing activities	(5,537,492)	(246,335)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	776
Proceeds from short-term bank borrowings	—	25,671,950
Principal payments on short-term bank borrowings	(837,336)	(23,409,491)
Proceeds from long-term debt and obligations	5,183,246	—
Payments on long-term debt and obligations	(281,070)	—
Payment of dividends on preferred stock	(177,000)	(177,000)
Net cash provided by financing activities	3,887,840	2,086,235

Effect of exchange rate changes on cash and cash equivalents	(85,067)	(91,444)

Net increase (decrease) in cash and cash equivalents	386,857	(118,958)

Cash and cash equivalents at beginning of year	123,862	242,820

Cash and cash equivalents at end of year	$510,719	$123,862

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$776,510	$490,294
Cash paid during the year for income taxes	$31,690	$—

Supplemental disclosures of non-cash investing and financing activities:
Acquisition of Mobitec (Note 2):
Cash purchase price	$5,104,788	$—

Working capital acquired, net of cash and cash equivalents acquired of $347,477	$1,065,485	—
Fair value of other tangible assets acquired, principally property and equipment	263,556	—
Cost in excess of net assets acquired	6,836,055	—
Customer lists acquired	1,165,917	—
Minority interest assumed	(113,627)	—
Promissory note and obligation issued to seller	(2,591,235)	—
Fair value of warrants issued to seller	(95,000)	—
Fair value of stock issued to seller	(915,900)	—
Acquisition costs included in liabilities	(510,463)	—
	$5,104,788	$—

Fair value of warrants issued to investment funds company as part of acquisition financing	$252,000	$—

See accompanying notes to consolidated financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)           ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)           Organization

Digital Recorders, Inc. (the “Company”) was incorporated in 1983 and became a public company through an initial public offering in November 1994.  The Company itself, or through contractors, designs, manufactures, sells, and services information technology and audio surveillance technology products through the transportation communications segment and the law enforcement and surveillance segment.  Customers include municipalities, regional transportation districts, federal, state and local departments of transportation, turnpikes, bus manufacturers, and law enforcement agencies and organizations.  The Company markets primarily to customers located in North and South America, Middle East, Asia, Australia and Europe.

(b)           Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

(c)           Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At times the Company places temporary cash investments with high credit quality financial institutions in amounts that may be in excess of FDIC insurance limits.

(d)           Revenue Recognition and Trade Accounts Receivable

The Company recognizes operating revenues upon shipment of goods to customers.  The Company establishes an allowance for doubtful accounts equal to the estimated collection losses to be incurred.  The estimated losses are based on actual collection experience and management’s opinion of the current status of existing receivables.

(e)           Inventories

Inventories, consisting principally of component parts, are valued at the lower of cost or market, with cost determined by the first-in, first-out method.

(f)            Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets ranging from three to ten years.  The Company periodically evaluates the recoverability of its property and equipment.  If facts and circumstances suggest that the property and equipment will not be recoverable, as determined based on the undiscounted cash flows over the remaining depreciable period, the carrying value of property and equipment will be reduced to its fair value using prices for similar assets.  To date, management has determined that no impairment of property and equipment exists.

(g)           Goodwill

Goodwill was recorded as part of the acquisitions of Digital Audio 1995, Transit-Media in 1996, and Mobitec in 2001. Goodwill is amortized using a straight-line method over 4 to 15 years.  The Company periodically evaluates the recoverability of its goodwill.  If facts and circumstances suggest that the excess of cost over net assets acquired will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the carrying value of the excess cost over net assets acquired will be reduced to its fair value (estimated discounted future cash flows). To date, management has determined that no impairment of goodwill exists.

(h)           Intangible Assets

Intangible assets recorded as part of the acquisitions of Transit-Media and Digital Audio consist of certain deferred costs, tooling and related costs, and costs incurred to apply for and obtain patents on internally developed technology.  Intangible assets also consist of customer list relationships recorded as part of the acquisition of Mobitec.  Intangible assets are amortized using a straight-line method over 3-15 years.  The Company periodically evaluates the recoverability of its intangible assets.  If facts and circumstances suggest that the intangible assets will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired and the patented products over the remaining amortization period, the carrying value of the intangible assets will be reduced to its fair value (estimated discounted future cash flows). To date, management has determined that no impairment of intangible assets exists.

(i)            Research and Development Costs

Research and development costs are charged to operations as incurred.

(j)            Shipping and Handling Fees and Costs

In September 2000, the Emerging Issues Task Force issued EITF 00-10, Accounting for Shipping and Handling Fees and Costs.  EITF 00-10 requires shipping and handling fees billed to customers to be classified as revenue, and shipping and handling costs to either be classified as cost of sales or disclosed in the notes to the consolidated financial statements.  The Company includes shipping and handling fees billed to customers in net sales.  Shipping and handling costs associated with inbound and outbound freight are included in cost of sales and totaled $1,023,862 and $734,640 in 2001 and 2000, respectively.

(k)           Per Share Amounts

The basic net income (loss) per common share has been computed based upon the weighted average of shares of common stock outstanding.  Diluted net income (loss) per common share has been computed based upon the weighted average of shares of common stock outstanding and shares that would have been outstanding assuming the issuance of common stock for all dilutive potential common stock outstanding.  The Company’s convertible preferred stock and debt and outstanding stock options and warrants represent the only dilutive potential common stock outstanding.  The amounts of income (loss) used in the calculations of diluted and basic income (loss) per common share were the same for all the years presented.  Diluted net income (loss) per common share is equal to the basic net income (loss) per common share for the years ended December 31, 2001 and 2000 as common equivalent shares from stock options and stock warrants would not have a dilutive effect because of the loss from continuing operations.  Approximately 2,400,000 shares were excluded from the diluted earnings per share calculation in 2001 because the effect was anti-dilutive.

(1)           Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

(m)          Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value.  The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board No. 25, Accounting for Stock Issued To Employees, and related interpretations.  Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of our stock at the date of grant over the amount an employee must pay to acquire the stock.

(n)           Translation of Foreign Currency

The local currency of each of the countries of the foreign subsidiaries is considered to be the functional currency.  Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet date.  Results of operations are translated using the average exchange rate prevailing throughout the year.  The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars (net of deferred income tax benefits of $215,593 and $170,373 at December 31, 2001 and 2000, respectively) are accumulated as the cumulative translation adjustment included in accumulated comprehensive loss in stockholders’ equity.  Realized gains and losses on foreign currency transactions, if any, are included in operations for the year.

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

(p)           Fair Value of Financial Instruments

The following summarizes the major methods and assumptions used in estimating the fair values of financial instruments:

•                  Cash and Cash Equivalents – The carrying amount approximates fair value due to the relatively short- term period to maturity of these instruments.

•                  Short- and Long-Term Borrowings – The carrying amount approximates the estimated fair value for debt with similar terms, interest rates and remaining maturities currently available to companies with similar credit ratings.

(2)           BUSINESS COMBINATION

On June 28, 2001, the Company and its wholly owned subsidiary, DRI Europa AB, acquired all of the outstanding stock of Mobitec, a Swedish manufacturer.  The acquisition of the Mobitec shares was made pursuant to an Amended Option Agreement, dated March 13, 2001, and a Stock Purchase Agreement, dated June 27, 2001. Both agreements were between the Company and DRI Europa AB as the purchasers and the individual Mobitec shareholders as the sellers.

The purchase price for the Mobitec shares consisted of a combination of cash, notes, stock and warrants to purchase stock.  The total purchase price was $7,962,331 consisting of (i) $4,360,196 in cash, (ii) promissory notes and obligation issued by DRI Europa to the sellers aggregating $2,591,235 (iii) 430,000 restricted shares of the Company's common stock (valued at $915,900 or $2.13 per share) issued to two of the sellers, and (iv) warrants to purchase the aggregate of 100,000 shares of common stock at an exercise price of $4.00 per share for a period of five years (valued at a total of $95,000) issued to one of the sellers.  Capitalized acquisition costs were $1,602,532 of which $510,463 were accrued as liabilities.  The purchase price has been allocated as follows: $263,556 to property and equipment, $1,412,961 to working capital, $113,627 to minority interest, $6,836,055 to goodwill and $1,165,917 to intangible assets.  Goodwill and intangible assets will be amortized over 15 years by the straight-line method from the date of acquisition until December 31, 2001. At that time, goodwill will no longer be amortized in accordance with provisions of Statement of Financial Accounting Standards No. 142 (see Note 16).

The acquisition has been accounted for as a purchase and the results of the Mobitec operations since the date of acquisition are included in the consolidated financial statements.

Unaudited pro forma consolidated results of operations for the years ended December 31, 2001 and 2000 as though Mobitec had been acquired as of January 1, 2000 follow:

	2001	2000
Sales	$45,317,783	$42,324,168
Net loss applicable to common shareholders	$(166,600)	$(1,401,418)
Loss per common share	$(0.05)	$(0.42)

The above amounts reflect adjustments for amortization of goodwill and intangible assets, as well as imputed interest on borrowed funds.  The proforma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each fiscal year presented, nor are they necessarily indicative of future consolidated results.

(3)                                 PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2001	2000
Leashold improvements	$58,461	$34,120
Automobiles	2,541	4,000
Computer and telecommunications equipment	947,315	614,110
Test equipment	180,561	170,329
Furniture and fixtures	839,724	505,218
	2,028,602	1,327,777
Less accumulated depreciation and amortization	1,015,925	741,367
	$1,012,677	$586,410

(4)                                 LEASES

The Company leases its premises and certain office equipment under various operating leases that expire at various times through 2008.  Rent and lease expense under these operating leases was $629,229 and $532,327 for the years ended December 31, 2001 and 2000, respectively.

At December 31, 2001, future minimum lease payments under the non-cancelable operating leases are as follows:

Year ending December 31,
2002	$636,279
2003	474,096
2004	354,125
2005	297,700
2006	237,980
Thereafter	250,277
Total minimum lease payments	$2,250,457

(5)                                 DEBT

On August 23, 1999, the Company signed a four year Revolving and Term Lines of Credit Agreement with Fremont Financial Corporation, a subsidiary of Finova Group, Inc.  On January 31, 2001, Finova Group, Inc. sold certain loan portfolio assets to Guaranty Business Credit Corporation, the asset-based financial services subsidiary of Guaranty Bank, a wholly owned subsidiary of Temple-Inland, Inc., which included the Company's loan and Credit Agreement.  The Credit Agreement provides up to $11.25 million in borrowing to be used for acquisitions, working capital and general corporate purposes.  The interest rate on the revolving credit portion of the agreement is the published prime lending rate plus 1.75 percent.  Credit extended for acquisitions bears an interest rate of prime plus 2 percent.  The outstanding debt under this agreement at December 31, 2001 was $4,882,842.  The period ending available collateral based on the value of eligible trade accounts receivable and inventories was $5,957,377, resulting in additional borrowing availability of $1,074,535.  The outstanding debt under this agreement is substantially secured by all of the U.S. based assets including the assets of the subsidiaries.

As amended, the Credit Agreement includes customary covenants and conditions relating to the conduct and operation of the Company's business.  Specifically, as amended, the Credit Agreement limits the payment of dividends on any class of stock to $177,000 annually and subjects the Company to a 1:1 Earnings Before Interest, Taxes, Depreciation and Amortization to interest coverage ratio to be calculated on a quarterly basis.  In addition, any acquisition requires approval from the lender.  The Company was in compliance with these covenants at December 31, 2001 and December 31, 2000.

Mobitec has an agreement with a bank in Sweden from which the Company may currently borrow up to a maximum of 10,000,000 krona (SEK) or $945,984. At December 31, 2001, $760,092 was outstanding, resulting in additional borrowing availability of $185,892. 3,000,000 krona (SEK) of the 10,000,000 krona (SEK) maximum borrowing is secured by cash on deposit with the bank.  The terms of this agreement require payment of an unused credit line fee equal to 0.5 percent of the unused portion and interest at 5 percent of the outstanding balance.  This agreement is secured by substantially all assets of Mobitec AB.  The line of credit agreement expires on December 31, 2002 and is renewable at that date for another year.

Mobitec also has an agreement with a bank in Sweden from which the Company may borrow up to 6,000,000 krona (SEK); or $567,591. Based on the availability formula under this agreement, the limit was $552,986 of which $151,602 was outstanding at December 31, 2001, resulting in additional borrowing availability of $401,384. The line of credit bears interest at 5.1 percent and is collateralized by accounts receivable.  The agreement expires on December 31, 2002 and is renewable at that date for another year.

Net interest expense was $814,207 and $510,598 for the years  ended December 31, 2001 and 2000, respectively.

Long-Term Debt and Pledged Assets

Long-term debt at December 31, 2001 and the collateral pledged thereon at December 31, 2001 consists of the following:

	2001
Credit line with asset based lender dated August 23, 1999, payable in full August 23, 2004. Credit line secured by accounts receivable, inventory and all other assets of the U.S. based domestic entities of the Company.	$4,882,842	**

Unsecured note and obligation to shareholder, dated June 28, 2001, payable in full June 28, 2004, with interest payable quarterly at 9%.	2,516,235

Note payable to a Swedish bank, dated June 28, 2001, payable in 20 quarterly installments of $103,035 commencing September 30, 2001, including interest at 5.35% Note collateralized by stock of Swedish holding company and consolidated subsidiary.	1,977,176

Convertible debentures to investment funds company, dated June 22, 2001, payable in full on June 22, 2008, if not sooner redeemed or converted, with interest at 8%, also providing for monthly principal redemption installments commencing June 27, 2004, each of such installments to be in the dollar amount of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount. Debentures are convertible at an initial conversion price equal to $2.00 per share.	2,766,000	*

Total long-term debt	12,142,253
Less current maturities	541,233
	$11,601,020

*   Amount is net of the unamortized value of warrants issued to investment funds company of $234,000.

** At December 31, 2001 the credit line with the asset based lender was reclassified from its prior year presentation as a current liability to a long term debt classification based upon the August 23, 2004 due date.No portion of this debt at December 31, 2001 has been reflected as a current maturity as management believes no repayments will be reasonably expected to be required during 2002 due to a decline in the borrowing base.

The repayment amounts of long-term debt are due as follows:

Year ending December 31,
2002	$541,233
2003	596,233
2004	7,510,310
2005	416,233
2006	312,244
Thereafter	2,766,000
$12,142,253

(6)           PREFERRED STOCK

The Company has the authority to issue 1,000,000 shares of preferred stock of which 700,000 shares have been designated Series A Convertible Preferred Stock and 10,000, 7,500, 10,020 and 20,000 shares have been designated Series B, Series C, Series AA and Series AAA Redeemable Nonvoting Preferred Stock, respectively.  In addition, 252,480 shares of undesignated preferred stock are authorized and unissued, of which 354 are issued and outstanding.

Series AAA Preferred shares are cumulative, nonvoting, fully participating, convertible and redeemable at our discretion with the redemption price equal to the liquidation preference.  The liquidation preference equals $5,000 per share, plus all accrued and unpaid dividends.

On April 6, 1998, the holders of the Series AAA Preferred Stock approved an amendment to the Articles of Incorporation to: (i) extend the mandatory redemption date of the Series AAA Preferred Stock (the “Preferred Shares”) to December 31, 2003, (ii) permit the earlier redemption of the Preferred Shares at the Company's option at any time upon 30 days’ written notice, (iii) increase the amount of the quarterly dividend payable with respect to each Preferred Share from $112.50 to $125.00 beginning in 1999, and (iv) increase the number of shares of Common Stock of the Company issuable upon conversion of each Preferred Share from 500 shares of Common Stock to 625 shares of Common Stock.  Such amendment was presented to a vote of the holders of Common Stock during the annual stockholders meeting and was adopted.

On December 13, 1999, the Board of Directors authorized the creation of 10,000 shares of a class of preferred stock designated as “Series D Junior Participating Preferred Stock” having a par value of $0.10.  See Stockholders’ Rights - Note 14.

(7)                                 COMMON STOCK WARRANTS

In 2001, the Company granted 350,000 warrants that allow the holder to purchase one share of Common Stock.  Of these warrants, 300,000 were granted as part of the Mobitec acquisition and financing.  Of that amount, 100,000 warrants are exercisable at $4 per share, valued at approximately $95,000.  200,000  are exercisable at $2.05 per share, valued at approximately $252,000. These amounts were capitalized as part of the acquisition financing.  The remaining 50,000 warrants were issued to an individual and exercisable at $2.15 per share.  The value of such warrants was approximately $35,000 and was charged to selling, general and administrative expenses.  These warrants have five-year terms and expire in 2006.

During 2000, the Company issued 121,000 warrants that allow the holder to purchase one share of Common Stock.  Of that amount, 111,000 are exercisable at $3.75 per share, and 10,000 are exercisable at $3 per share.  These warrants have five-year terms and expire in 2005.

During 1997, 75,000 five-year warrants were granted that allow the holder to purchase one share of Common Stock.  Of these warrants, 37,500 are exercisable at $3.00 per share; 18,750 are exercisable at $5.00 per share and 18,750 are exercisable at $7.50 per share.  At December 31, 2000 these warrants had vested and all were outstanding.  These warrants expire in June 2002.

During 1994, in connection with the Company's initial public offering, 1,265,000 warrants were granted that allowed the holder to purchase one share of Common Stock at a price of $7.50 per share.  These warrants were to expire in August 1998, but were extended until June 29, 2001, at which time they expired.

(8)                                 COMMON STOCK OPTIONS

(a)           Incentive Stock Option Plan

The Company has an incentive stock option plan for employees whereby options to purchase Common Stock are granted at no less than the stock’s estimated fair market value at the date of the grant and may be exercised during specified future periods.

	2001		2000
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	587,800	$2.42	478,200	$2.53
Granted	88,000	2.48	131,500	1.96
Exercised	—	—	(400)	1.94
Canceled	(1,500)	2.15	(21,500)	2.28
Outstanding at end of year	674,300	$2.42	587,800	$2.42

Weighted-average fair value of options granted during the year		$1.72		$1.19

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at 12/31/01	Weighted-Average Remaing Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/31/01	Weighted-Average Exercise Price
$1.65 – 2.03	316,888	7.61 years	$1.96	271,723	$1.96
2.31 –3.00	357,412	7.08 years	2.83	300,411	2.90
	674,300			572,134

(b)           Non-Qualified Stock Options

The Company has issued options to purchase Common Stock primarily to non-employee members of the Board of Directors or committees of the Board of Directors which are exercisable at times and in increments as specified by the individual agreements.

The following is a summary of nonqualified stock options:

	2001		2000
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	215,987	$2.20	137,987	$2.23
Granted	44,000	2.50	80,000	2.13
Exercised	—	—	—	—
Canceled	—	—	(2,000)	1.94
Outstanding at end of year	259,987	$2.25	215,987	$2.20
Weighted-average fair value of options granted during the year		$1.72		$1.18

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at 12/31/01	Weighted-Average Remaing Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/31/01	Weighted-Average Exercise Price
$1.63 – 2.00	136,000	7.91 years	$1.93	136,000	1.93
2.38 – 3.00	123,987	7.28 years	2.59	123,987	2.59
	259,987			259,987

(c)           Stock-Based Compensation

As described in Note 1, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations and, accordingly, no compensation cost has been recognized for stock options issued under our stock option plans.  Had compensation cost for the stock option plans been determined consistent with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the pro forma basic and diluted net loss per common share would have been as follows:

	2001	2000
Net loss applicable to common shareholders	$(61,735)	$(456,463)
Pro forma net loss applicable to common shareholders	$(289,125)	$(613,548)
Basic and diluted net loss
per common share	$(0.02)	$(0.14)
per common share	$(0.08)	$(0.21)

In the pro forma calculations shown above, the Company used the Black-Scholes option-pricing model to calculate the fair value of the stock options and stock warrants granted during 2001 and 2000.  Significant assumptions used by the Company for these pro forma calculations are as follows:

	2001	2000
Risk-free interest rate	5.0%	6.50%
Expected life	10 years	10 years
Expected volatility	57.50%	66.33%
Expected dividends	None	None

(9)                                 INCOME TAXES

The pretax income (loss) for the years ended December 31, 2001 and 2000 was taxed by the following jurisdictions:

	2001	2000
Domestic	$733,338	$474,198
Foreign	(1,125,156)	(753,661)
	$(391,818)	$(279,463)

The income tax provision charged (benefit credited) for the years ended December 31, 2001 and 2000 were as follows:

	2001	2000
Current:
U.S. federal	$—	$—
State	18,353	—
Foreign	70,788	—
	89,141	—

Deferred:
U.S. federal	(605,119)	—
State	(39,642)	—
Foreign	22,485	—
	(622,276)	—
	$(533,135)	$—

The income tax benefit differs from the expected amount of income tax benefit determined by applying the U.S. federal income tax rates to the pretax income (loss) for the years ended December 31, 2001 and 2000 due to the following:

	2001		2000
	Amount	% of Pretax Earnings (loss)	Amount	% of Pretax Earnings (loss)
Computed “expected” tax benefit	$(137,137)	(35.0)%	$(97,812)	(35.0)%
Increase (decrease) in income taxes resulting from:
Nondeductible expenses	318,066	81.2	—	—
State taxes, net of federal benefit	8,740	2.2	—	—
Nontaxable income	(64,345)	(16.4)	—	—
Lower rates on earnings of foreign operations	(10,350)	(2.6)	—	—
Foreign subsidiary losses	193,992	49.5	263,781	94.4
Realization of loss carryforwards and other changes in valuation allowance	(842,101)	(214.9)	(165,969)	(59.4)
	$(533,135)	(136.0)%	$—	—%

Net deferred tax assets consist of the following components as of December 31, 2001 and 2000:

	2001	2000
Deferred tax assets:
Federal and state loss carryforwards	$344,366	$752,713
Federal tax credits	87,908	87,908
Foreign loss carryforwards	861,795	670,000
Foreign translation benefits	215,593	170,373
Inventory reserve and capitalization	90,634	63,538
Other accruals and reserves	146,853	221,654

Total gross deferred tax assets	1,747,149	1,966,186
Less valuation allowance	(900,000)	(1,795,813)
	847,149	170,373
Deferred tax liabilities:
Untaxed foreign reserves	(31,841)	—
Net deferred tax assets	$815,308	$170,373

At December 31, 2000, the Company had reduced deferred tax assets by a valuation allowance of $1,795,813 because, based upon the available evidence at that time, it was more likely than not that a significant portion of the deferred tax assets would not be realized.  However, at December 31, 2001, based upon levels of current and future projected taxable income in the tax jurisdictions where the deferred tax assets arose, the Company has determined that is more likely than not that a significant portion of the deferred tax assets will be realized.  As a result of this determination, the deferred tax assets at December 31, 2001 were reduced by a valuation allowance of $900,000. The remaining valuation allowance is primarily attributable to foreign loss carryforwards at one of the Company’s foreign subsidiaries.

The components giving rise to the net deferred tax assets described above have been included in the accompanying consolidated balance sheets as of December 31, 2001 and 2000 as follows:

	2001	2000
Noncurrent assets	$847,149	$170,373
Current (liabilities)	(31,841)	—
	$815,308	$170,373

At December 31, 2001, the Company has net operating loss carryforwards for federal income tax purposes of $990,860, which are available to offset future federal taxable income, if any, through 2006 to 2010. In addition, one of the Company's domestic subsidiaries has net economic loss carrryforwards for state income tax purposes of $108,000, which are available to offset future state taxable income, if any, through 2014 and 2015. Further, two of the Company’s foreign subsidiaries also have loss carrryforwards for German and Swedish tax purposes of $2,866,596 and $220,684, respectively, which are available to offset future foreign taxable income.

The Tax Reform Act of 1986 contains provisions that limit the ability to utilize net operating loss carrryforwards in the case of certain events including significant changes in ownership interests.  If the net operating loss carryforwards are limited, and the Company has taxable income which exceeds the permissible yearly net operating loss, the Company would incur a federal income tax liability even though net operating losses would be available in future years.

The Company also has research and development tax credits for federal income tax purposes of $87,908 at December 31, 2001 that expire in various years from 2007 through 2010.

(10)         OTHER COMPREHENSIVE INCOME

The following is a summary of the tax effects of the components of other comprehensive loss, consisting solely of foreign currency translation adjustments, reported in the statements of stockholders’ equity for the years ended December 31, 2001 and 2000:

	Pre-tax Amount	Tax Benefit	Net of tax Amount
Year ended December 31, 2001:
Foreign currency translation adjustment	$(133,307)	$46,251	$(87,056)

Year ended December 31, 2000:
Foreign currency translation adjustment	$(141,584)	$50,140	$(91,444)

(11)         MAJOR CUSTOMERS

Net sales for the years ended December 31, 2001 and 2000, include sales in the transportation communications segment to the following major customers:

	Amount of Net Sales Year Ended December 31,
Customer	2001	2000
Customer A	$4,797,440	$3,545,922
Customer B	4,611,774	3,315,953
Customer C	4,125,710	4,565,738
Customer D	*	4,588,449
	$13,534,924	$16,016,062

	Trade Receivable Balance as of December 31,
	2001	2000
Customer A	$1,351,162	$2,227,570
Customer B	1,137,496	812,911
Customer C	327,049	394,872
Customer D	*	1,388,770
	$2,815,707	$4,824,123

Because of the nature of the Company’s business, the major customers may vary between years.

* The net sales to Customer D were not significant for the year ended December 31, 2001.

(12)         RELATED PARTY TRANSACTIONS

Effective April 1997, the Company entered into a lease agreement for an office building with a stockholder.  The Company paid $57,840 and $53,118 in rental fees during 2001 and 2000 to the stockholder.  Commitments under this lease are $60,156 for 2002.

The Company purchases electronic components supporting the transportation communications segment from a major stockholder, Lite Vision Corporation (“Lite Vision”), a Taiwan-based company.  Lite Vision holds 10.8 percent of the outstanding shares of common stock.  The components consist primarily of light emitting diodes (LED) printed circuit boards and power supplies.  The Company, a holder of an exclusive license from Lite Vision, purchased from Lite Vision approximately $4.4 million and $6.7 million during 2001 and 2000, respectively.

The accounts payable balance due to Lite Vision was $1,528,786 and $2,224,555 at December 31, 2001 and 2000, respectively.

John D. Higgins, a director of the Company, was an employee of Investec Ernst & Co., a securities and investment banking firm that was engaged in December 2000 to provide a fairness opinion from a financial point of view with respect to the Mobitec acquisition.  Investec Ernst & Co. received a fee of $120,000, plus reasonable actual expenses, for furnishing the fairness opinion.  In addition, also as part of the Mobitec acquisition, Mr. Higgins received a fee of $17,500 for the successful completion of certain convertible debenture financing.

(13)         SEGMENT INFORMATION

The Company has two principal business segments, which are based upon differences in products and technology: (1) transportation communications segment and (2) law enforcement and surveillance segment.  The transportation communications segment produces automated announcement and passenger information systems and electronic destination sign products for municipalities, regional transportation districts, and departments of transportation and bus vehicle manufacturers.  The law enforcement and surveillance segment produces digital signal processing products for law enforcement agencies and organizations.

Operating income (loss) for each segment is total sales less operating expenses applicable to the segment.  Certain corporate overhead expenses including executive salaries and benefits, public company administrative expenses, legal and audit fees, and interest expense are not included in segment operating income (loss). Segment identifiable assets include accounts receivable, inventories, net property and equipment, net intangible assets and net goodwill.  Sales, operating income (loss), identifiable assets, capital expenditures, long-lived assets, depreciation and amortization, and geographic information for the two operating segments are as follows.

	2001	2000
Net sales
Transportation communications	$35,546,489	$28,986,453
Law enforcement and surveillance	1,668,863	899,715
	$37,215,352	$29,886,168
Income (loss) from operations
Transportation communications	$3,974,677	$3,936,346
Law enforcement and surveillance	(99,471)	(578,413)
Parent entities	(4,267,024)	(3,637,396)
	$(391,818)	$(279,463)
Depreciation and amortization
Transportation communications	$185,805	$130,768
Law enforcement and surveillance	140,822	159,788
Parent entities	373,687	103,861
	$700,314	$394,417
Capital expenditures
Transportation communications	$379,916	$161,059
Law enforcement and surveillance	16,649	24,667
Parent entities	36,139	60,609
	$432,704	$246,335
Geographic information - net sales
NAFTA	$28,974,134	$27,462,076
Europe	6,152,232	2,332,812
Pacific and Other	2,088,986	91,280
	$37,215,352	$29,886,168
Identifiable assets
Transportation communications	$16,237,004	$15,386,409
Law enforcement and surveillance	1,763,182	1,647,497
Parent entities	10,809,963	786,319
	$28,810,149	$17,820,225
Long-lived assets
Transportation communications	$971,048	$522,151
Law enforcement and surveillance	1,003,167	1,127,340
Parent entities	7,988,030	484,905
	$9,962,245	$2,134,396

(14)         STOCKHOLDER RIGHTS

Effective December 13, 1999, the Board of Directors adopted a stockholder rights agreement designed to prevent any potential acquirer from gaining control of the Company without fairly compensating the stockholders and to protect the Company from any unfair or coercive takeover attempts.  The plan was not adopted in response to any specific effort to acquire the Company.

The Board of Directors approved the declaration of a dividend of one right for each outstanding share of the Company's common stock on the record date of December 27, 1999. Each of the rights, which are not currently exercisable, entitles the holder to purchase 1/1000th of a share of our newly designated Series D Junior Participating Preferred Stock at an exercise price of $20.00. Until exercisable, the rights are represented by and traded with the Company's common stock and no separate certificates for the rights will be issued.

In general, the rights will become exercisable only if any person or group of affiliated persons makes a public announcement that it has acquired 15 percent or more of our stock or that it intends to make or makes a tender offer or exchange offer for 15 percent or more of our stock.  Under certain circumstances, each holder of a right (other than the person or group who acquired 15 percent or more of our stock) is entitled to purchase shares of the Company's common stock having a market value equal to two times the exercise price.  If, after a person has acquired 15 percent or more of the Company's common stock, the Company is acquired in a merger or other business combination transaction or there is a sales or transfer of a majority of our assets or earning power, each holder of a right is entitled to purchase shares of the acquiring company’s common stock having a fair market value equal to two times the exercise price.

The Company may redeem the rights for $.001 per right prior to the acquisition or ownership of 15 percent or more of the Company's common stock and the rights will expire in ten years.  The rights distribution is not taxable to the shareholders.

(15)         LEGAL PROCEEDINGS

The Company, in the normal course of its operations, is involved in several legal actions incidental to the business.  In management’s opinion, the ultimate resolution of these matters will not have a material adverse effect on the financial position.

On February 7, 2001, NextBus Information Systems, Inc, (“NextBus”) a California Corporation, filed suit in the United States District Court for the Northern District of California accusing the Company of infringing U.S. Patent 6,006,159 (“the 159 patent”). The case was based by NextBus on a news release of the Company and not on an allegedly infringing act.  NextBus dismissed that lawsuit without prejudice.  However, since it was left unsure as to how to proceed in its business and technology development, the Company filed a complaint for declaratory relief on June 25, 2001, in the United States District Court, Northern District of Texas, Dallas Division, asking the court to interpret the scope of the 159 patent.  In reaction, NextBus again sued the Company in the United States District Court for the Northern District of California, alleging infringement of the 159 Patent.  The actions of NextBus named both the company and its CEO, David L. Turney as defendants.  Subsequently, the California court dismissed Turney from the action.

The Company’s action in the United States District Court, Northern District of Texas, Dallas Division, and the NextBus action in the United States District Court for the Northern District of California, are pending.  In management’s opinion, the action of NextBus is without merit.  Management believes the Company is not infringing and does not intend to infringe the 159 patent.  The Company intends to vigorously defend its rights to pursue commercial applications for its products.

(16)         PRONOUNCEMENTS ISSUED NOT YET ADOPTED

In July, 2001, the Financial Accounting Standards Board issued two statements – Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which will impact the Company's accounting for its reported goodwill and other intangible assets.

Statement 141:

•                                          Eliminates the pooling method for accounting for business combinations.

•                                          Requires that intangible assets that meet certain criteria be reported separately from goodwill.

Statement 142:

•                                          Eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life.

•                                          Requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

Upon adoption of these Statements, the Company is required to:

•                                          Re-evaluate goodwill and other intangible assets that arose from business combinations entered into before July 1, 2001.  If the recorded other intangibles assets do not meet the criteria for recognition, they should be reclassified to goodwill.  Similarly, if there are other intangible assets that meet the criteria for recognition but were not separately recorded from goodwill, they should be reclassified from goodwill.

•                                          Reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly.

The standards generally are required to be implemented by the Company in its 2002 financial statements.  The Company’s financial statements will be impacted as follows:

•                                          Goodwill amortization related to the Digital Audio acquisition ($117,667 for the full year of 2001) and the Mobitec acquisition ($274,771 for the period from the date of acquisition through December 31, 2001) will no longer be recorded.

(17)         SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of 2001, the Company completed its final allocation of the Mobitec purchase price to the specific assets acquired.  As a result of the final allocation and other adjustments, an additional amount of $75,751 was charged to selling, general and administrative expenses.

PART III

Certain information required by Part III is omitted from this Report in that the Registrant will file a definitive proxy statement pursuant to Regulation 14A (the “Proxy Statement) not later than 120 days after the end of the fiscal year covered by this report and certain information included therein is incorporated herein by reference.  Only those sections of the Proxy Statement that specifically addresses the items set forth herein are incorporated by reference.

ITEM 9.                                                     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this Item is incorporated by reference to our Proxy Statement.

ITEM 10.                                              EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Proxy Statement.

ITEM 11.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to our Proxy Statement.

ITEM 12.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to our Proxy Statement.

PART IV

ITEM 13.                                            EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated herein by this reference:

Exhibit No.		Document

*	3.1	Articles of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC (SEC File No. 33-

***	3.32

Bylaws of the Company, as amended through December 31, 2001 (incorporated by reference to Appendix XIII to the Company’s Definitive Proxy Statement for the year 2000 filed with the Securities and Exchange Commission (“SEC”) on June 6, 2001)

*	4.1	Form of specimen certificate for Common Stock of the Company (incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC (SEC File No. 33-82870-A)

*	4.2	Form of specimen certificate for Warrants of the Company (incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC (SEC File No. 33-82870-A)

*	4.3

Form of Underwriter’s Warrants to be issued by the Company to the Underwriter (incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC (SEC File No. 33-82870-A)

*	4.4

Warrant Agreement between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC (SEC File No. 33-82870-A)

*	10.1	Incentive Stock Option Plan, adopted April 27, 1993 as amended (incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC (SEC File No. 33-82870-A)

**	10.2

Common Stock Warrant Agreement by and between Robinson Turney International, Inc. and the Company (incorporated by reference to Exhibit 10.26 to the Company’s 10- KSB for the fiscal year ended March 31, 1997 filed with the SEC)

***	10.3

Form of Bodin Warrant Agreement between the Company and Bengt Bodin (incorporated by reference to Appendix III to the Company’s Definitive Proxy Statement for the year 2000 filed with the SEC on June 6, 2001)

***	10.4

Form of Registration Rights Agreement between the Company and Bengt Bodin et al. (incorporated by reference to Appendix IV to the Company’s Definitive Proxy Statement for the year 2000 filed with the SEC on June 6, 2001)

***	10.5	Form of Promissory Note from DRI Europa AB (incorporated by reference to Appendix VI to the Company’s Definitive Proxy Statement for the year 2000 filed with the SEC on June 6, 2001)

***	10.6

Form of Consulting Agreement between the Company and Bengt Bodin (incorporated by reference to Appendix VIII to the Company’s Definitive Proxy Statement for the year 2000 filed with the SEC on June 6, 2001)

**	10.7

Services Agreement, dated April 19, 1996, by and between the Company and Robinson Turney International, Inc. (incorporated by reference to Exhibit 10.22 to the Company’s 10-KSB for the fiscal year ended March 31, 1997 filed with the SEC)

**	10.8

Amendment to April 19, 1996, Services Agreement, dated July 29, 1996, by and between the Company and Robinson Turney International, Inc. (incorporated by reference to Exhibit 10.22.1 to the Company’s 10-KSB for the fiscal year ended March 31, 1997 filed with the SEC)

**	10.9

Exclusive Distribution and Sublicense Agreement, dated June 1, 1996, by and between Robinson Turney International, Inc. and TwinVision Corp. of North America, Inc. (incorporated by reference to Exhibit 10.23 to the Company’s 10-KSB for the fiscal year ended March 31, 1997 filed with the SEC)

**	10.10

Form of Amendment & Supplement to Exclusive Distribution and Sublicense Agreement dated June 1, 1996, by and between Robison Turney International, Inc. and TwinVision Corp. of North America, Inc. (incorporated by reference to Exhibit 10.23.1 to the Company’s 10-KSB for the fiscal year ended March 31, 1997 filed with the SEC)

**	10.11

Form of Amendment to 01 June 1996 Exclusive Distribution and Sublicense Agreement, dated June 1, 1996, by and between Robinson Turney International, Inc and TwinVision Corp. of North America, Inc. (incorporated by reference to Exhibit 10.23.2 to the Company’s 10-KSB for the fiscal year ended March 31, 1997 filed with

***	10.12

Employment Agreement, dated April 20, 1998, between the Company and David Turney (incorporated by reference to Appendix XIV to the Company’s Definitive Proxy Statement for the year 2000 filed with the SEC on June 6, 2001)

***	10.13

Executive Employment Agreement dated January 1, 1999 between the Company and Larry Hagemann (incorporated by reference to Appendix XV to the Company’s Definitive Proxy Statement for the year 2000 filed with the SEC on June 6, 2001)

***	10.14

Executive Employment Agreement dated January 1, 1999 between the Company and Larry Taylor (incorporated by reference to Appendix XVI to the Company’s Definitive Proxy Statement for the year 2000 filed with the SEC on June 6, 2001)

****	10.15

Form of Office Lease, between the Company and Sterling Plaza Limited Partnership (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10- KSB/A filed with the SEC on May 21, 2001 for the period ended December 31, 2000)

****	10.16

Lease Agreement, between the Company and The Prudential Savings Bank, F.S.B., dated December 18, 1998 (incorporated by reference to Exhibit 10.6.1 to the Company’s Annual Report on Form 10-KSB/A filed with the SEC on May 21, 2001 for the period ended December 31, 2000)

****	10.17

Technology License Agreement, between the Company and The University of Washington (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-KSB/A filed with the SEC on May 21, 2001 for the period ended December 31, 2000)

****	10.18

Dominick & Dominick, LLC Warrant Agreement dated September 21, 2000 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10- KSB/A filed with the SEC on May 21, 2001 for the period ended December 31, 2000)

+	10.19	Secured Revolving Credit Agreement and Credit Facility between the Company, TwinVision, Digital Audio and Fremont Financial Corporation, dated August 23, 1999

	10.53	Extended Employment Agreement, dated December 17, 2001, between the Company and David Turney (filed herewith)

	21	Listing of Subsidiaries of the Company (filed herewith)

*	23.1	Consent of Island Appraisals (incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC (SEC File No. 33-82870-A)

Legend

	*	Incorporated by reference from Exhibit to our Registration on Form SB-2 (SEC File No. 33-82870-A)

	**	Incorporated by reference from our Form 10-KSB dated March 31, 1997.
	***	Incorporated by reference from our Proxy Statement for its annual meeting for fiscal 2000, filed on June 6, 2001.

	****	Incorporated by reference from the Company’s Form 10-KSB/A filed on June 6, 2001.

	+	Incorporated by reference to the Company’s Form 8-K, filed on September 8, 1999

(b)           Reports on Form 8-K

(1)               The Company filed a report on Form 8-K on June 26 2001 related to a press release announcing that it will not further extend the Redeemable Warrants sold tin the Company’s public offering in November 1994.

(2)               The Company filed a report on Form 8-K on July 5, 2001 announcing that on June 25, 2001 the Company commenced a civil action in the United States District Court for the Northern District of Texas against NextBus Information Systems, a California corporation located o Emeryville, California.

(3)               The Company filed a report on Form 8-K on July 13, 2001 and filed a Report on Form 8-K/A on September 7, 2001, each announcing that on June 28, 2001, the Company and its wholly-owned subsidiary, DRI Europa AB, acquired all of the outstanding stock of Mobitec Holding AB, a corporation organized under the laws of Sweden.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL RECORDERS, INC.

Signature:	/S/ DAVID L. TURNEY
By:	David L. Turney
Title:	Chairman of the Board, Chief Executive Officer and President
Date:	March 27, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:	/S/ DAVID L. TURNEY
By:	David L. Turney
Title:	Chairman of the Board, Chief Executive Officer, President and Principal Executive Officer
Date:	March 27, 2002

Signature:	/S/ LAWRENCE A. TAYLOR
By:	Lawrence A. Taylor
Title:	Chief Financial Officer, Secretary, and Principal Financial and Accounting Officer
Date:	March 27, 2002

Signature:	/S/ RUSSELL CLEVELAND
By:	Russell Cleveland
Title:	Director
Date:	March 27, 2002

Signature:	/S/ JOHN D. HIGGINS
By:	John D. Higgins
Title:	Director
Date:	March 27, 2002

Signature:	/S/ C. JAMES MEESE JR.
By:	C. James Meese Jr.
Title:	Director
Date:	March 27, 2002

Signature:	/S/ J. PHILLIPS L. JOHNSTON
By:	J. Phillips L. Johnston
Title:	Director
Date:	March 27, 2002

Signature:	/S/ STEPHANIE L. PINSON
By:	Stephanie L. Pinson
Title:	Director
Date:	March 27, 2002

Signature:	/S/ JOHN K. PIROTTE
By:	John K. Pirotte
Title:	Director
Date:	March 27, 2002

Signature:	/S/ JOSEPH TANG
By:	Joseph Tang
Title:	Director
Date:	March 27, 2002

Signature:	/S/ JULIANN TENNEY
By:	Juliann Tenney
Title:	Director
Date:	March 27, 2002