Form 10-Q
period 2002-03-31
DIGITAL RECORDERS INC
filed 2002-05-15
CIK 853695

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From To .

Commission File Number:  1-13408

DIGITAL RECORDERS, INC.

(Name of business issuer in its charter)

North Carolina

56-1362926

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4018 Patriot Drive, Suite 100 Durham, North Carolina 27703
(Address of Principal Executive Offices)

(919) 361-2155
(Issuer’s Telephone Number)

Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Common Stock, $.10 Par Value	The NASDAQ SmallCap Market SM Boston Stock Exchange, Inc.
(Title of Each Class)	(Name of Each Exchange on Which Registered)

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:  NONE

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity

Common stock:  3,704,475 shares outstanding as of May 13, 2002

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

CONSOLIDATED  BALANCE  SHEETS

	March 31,2002 (Unaudited)	December 31,2001 (Note)
ASSETS
Current Assets
Cash and cash equivalents	$416,677	$510,719
Trade accounts receivable, less allowance for doubtful accounts of $115,320 and $115,158 at March 31, 2002 and December 31, 2001	7,912,918	7,979,713
Other receivables	221,559	225,355
Inventories (Note 3)	8,686,139	8,923,705
Prepaids and other current assets	528,949	361,263
Total current assets	17,766,242	18,000,755

Property and equipment, less accumulated depreciation of $1,096,680 and $1,015,925 at March 31, 2002 and December 31, 2001	1,092,211	1,012,677
Goodwill, less accumulated amortization of $1,048,532 and $1,044,400 at March 31, 2002 and December 31, 2001 (Note 2)	7,687,719	7,556,655
Intangible assets, less accumulated amortization of $195,750 and $188,656 at March 31, 2002 and December 31, 2001	1,271,853	1,258,567
Deferred tax assets (Note 5)	848,325	847,149
Other assets	98,723	134,346
TOTAL ASSETS	$28,765,073	$28,810,149

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Lines of credit (Note 6)	$1,110,923	$911,694
Current maturities of long-term debt (Note 6)	541,233	541,233
Accounts payable	5,842,848	5,366,826
Accounts payable, related party	1,243,716	1,528,786
Accrued expenses	1,758,456	1,824,227
Deferred tax liabilities	32,447	31,841
Preferred stock dividends payable	88,500	44,250
Total current liabilities	10,618,123	10,248,857

Long-term debt, less current maturities (Note 6)	11,737,098	11,601,020

Series AAA Redeemable, Convertible, Nonvoting Preferred Stock, $.10 par value, Liquidation Preference of $5,000 per share (mandatory redemption on December 31, 2003); 20,000 shares authorized; 354 shares issued and outstanding at March 31, 2002 and December 31, 2001	1,770,000	1,770,000

Minority interest in consolidated subsidiary	208,490	208,659
Commitments and contingencies

Stockholders' Equity
Common stock, $.10 par value, 10,000,000 shares authorized; 3,704,475 shares issued and outstanding at March 31, 2002 and December 31, 2001	370,447	370,447
Additional paid-in capital	12,192,476	12,236,726
Accumulated other comprehensive loss - foreign currency translation	(195,794)	(415,778)
Accumulated deficit	(7,935,767)	(7,209,782)
Total stockholders' equity	4,431,362	4,981,613
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,765,073	$28,810,149

Note:  The balance sheet at 12/31/2001 has been derived from the audited financial statements at that date.

See accompanying notes to consolidated financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

	THREE MONTHS ENDED MARCH 31,
	2002	2001

Net sales	$8,623,648	$6,980,974
Cost of sales	5,534,417	4,419,560
Gross profit	3,089,231	2,561,414
Operating expenses:
Selling, general and administrative	2,826,822	1,936,159
Research and development	686,496	535,402
Total operating expenses	3,513,318	2,471,561

Operating income (loss)	(424,087)	89,853

Other expense	(10,682)	(1,467)
Interest expense, net (Note 6)	(275,680)	(137,220)
Total other expense and interest expense	(286,362)	(138,687)

Loss before income taxes	(710,449)	(48,834)

Income tax expense	(15,705)	—

Loss before minority interest in loss of consolidated subsidiary	(726,154)	(48,834)

Minority interest in loss of consolidated subsidiary	169	—

Net loss	(725,985)	(48,834)

Preferred stock dividend requirements	(44,250)	(44,250)

Net loss applicable to common shareholders	$(770,235)	$(93,084)

Earnings per share:
Net loss per share, basic and diluted	$(0.21)	$(0.03)

Weighted average number of common shares and common equivalent shares outstanding	3,704,475	3,274,475

See accompanying notes to consolidated financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THREE MONTHS ENDED MARCH 31, 2002 AND 2001

	THREE MONTHS ENDED MARCH 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(725,985)	$(48,834)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	84,384	67,135
Amortization of goodwill and intangible assets	10,103	29,417
Minority interest	169	—
Changes in operating assets and liabilities:
Decrease in trade accounts receivable	93,262	2,451,165
Decrease in other receivables	17,990	4,435
Decrease (increase) in inventories	258,545	(94,238)
(Increase) in prepaids and other current assets	(165,810)	(78,029)
Decrease (increase) in intangibles	101	(439)
Decrease (increase) in other assets	36,227	(128,530)
Increase (decrease) in accounts payable	488,097	(918,353)
Increase (decrease) in accounts payable, related party	(285,070)	460,023
Decrease in accrued expenses	(19,914)	(190,001)
Net cash provided by (used in) operating activities	(207,902)	1,553,751

Cash flows from investing activities:
Purchases of property and equipment	(160,289)	(82,614)

Cash flows from financing activities:
Proceeds from short-term bank borrowings	1,543,181	7,596,245
Principal payments on short-term bank borrowings	(1,361,300)	(8,988,601)
Proceeds from long-term debt and obligations	301,761	—
Payments on long-term debt and obligations	(212,080)	—
Payment of dividends on preferred stock	—	(44,250)
Net cash provided by (used in) financing activities	271,562	(1,436,606)

Effect of exchange rate changes on cash and cash equivalents	2,586	(77,369)

Net decrease in cash and cash equivalents	(94,043)	(42,838)

Cash and cash equivalents at beginning of period	510,719	123,862

Cash and cash equivalents at end of period	$416,676	$81,024

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$231,054	$152,378
Cash paid during the period for income taxes	$107,887	$—

See accompanying notes to consolidated financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Unaudited)

(1)                                  Basis of Presentation and Disclosure

The unaudited interim condensed financial statements and related notes of Digital Recorders, Inc. (the “Company” or “DRI”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  However, in the opinion of management, the accompanying unaudited financial statements contain all adjustments and information (consisting only of normal recurring accruals) considered necessary to present fairly the results for the interim periods presented.

The accompanying condensed financial statements and related notes should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2001.  The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full calendar year.

(2)                                  New Accounting Pronouncement

In July, 2001, the Financial Accounting Standards Board issued two statements — Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which have impacted the Company’s  accounting for its reported goodwill and other intangible assets.

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

The Company has adopted these pronouncements at January 1, 2002.  As a result, the Company is required to perform the following by June 30, 2002:

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

The Company’s financial statements have been impacted as follows:

•                    Goodwill amortization will no longer be recorded for any acquisition.  Goodwill amortization related to the Digital Audio acquisition was $29,417 for the three months ended March 31, 2001.

At March 31, 2002, the Company had not completed the impairment evaluation test required under Statement 142 for its recorded goodwill.  However, at this time, management does not anticipate that this impairment evaluation will have a significant impact.

(3)                                  Inventories

Inventories, consisting principally of component parts, are valued at the lower of cost or market, with cost determined by the first-in, first-out method.

(4)           Per Share Amounts

The basic net income (loss) per common share has been computed based upon the weighted average of shares of common stock outstanding.  Diluted net income (loss) per common share has been computed based upon the weighted average of shares of common stock outstanding and shares that would have been outstanding assuming the issuance of common stock for all dilutive potential common stock outstanding. The Company’s convertible preferred stock and debt, and outstanding stock options, and warrants represent the only dilutive potential common stock outstanding. The amounts of income (loss) used in the calculation of diluted and basic income (loss) per common share were the same for all the periods presented. Diluted net income (loss) per common share is equal to the basic net income (loss) per common share for the periods ended March 31, 2002 and 2001 as common equivalent shares from stock options and stock warrants would not have a dilutive effect because of the loss from continuing operations. Approximately 3,035,000 shares were excluded from the diluted earnings per share calculation in 2002 because the effect was anti-dilutive.

(5)                                  Translation of Foreign Currency

The local currency of each of the countries of the foreign subsidiaries is considered to be the functional currency. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars (net of deferred income tax benefits of $848,325 and $847,149 at March 31, 2002 and December 31, 2001, respectively) are accumulated as the cumulative translation adjustment included in accumulated comprehensive loss in stockholders’ equity. Realized gains and losses on foreign currency transactions, if any, are included in operations for the period.

(6)                                  Debt

On August 23, 1999, the Company signed a four year Revolving and Term Lines of Credit Agreement with Fremont Financial Corporation, a subsidiary of Finova Group, Inc. On January 31, 2001, Finova Group, Inc. sold certain loan portfolio assets to Guaranty Business Credit Corporation, the asset-based financial services subsidiary of Guaranty Bank, a wholly owned subsidiary of Temple-Inland, Inc., which included the loan and Credit Agreement. The Credit Agreement provides up to $11.25 million in borrowing to be used for acquisitions, working capital and general corporate purposes.   The interest rate on the revolving credit portion of the agreement is the published prime lending rate plus 1.75 percent.  Credit extended for acquisitions bears an interest rate of prime plus 2 percent.  Outstanding debt under this agreement at March 31, 2002 was $5,184,603.  The period ending available collateral based on the value of eligible trade accounts receivable and inventories was $6,069,063, resulting in additional borrowing availability of $884,460.  The outstanding debt under this agreement is substantially secured by all  U.S. based assets including the assets of the Company’s subsidiaries.

As amended, the Credit Agreement includes customary covenants and conditions relating to the conduct and operation of the Company’s business.  Specifically, as amended, the Credit Agreement limits the payment of dividends on any class of stock to $177,000 annually and subjects the Company to a 1:1 Earnings Before Interest, Taxes, Depreciation and Amortization to interest coverage ratio to be calculated on a quarterly basis. In addition, any acquisition requires approval from the lender. The Company was not in compliance with the interest coverage ratio for the quarter ended March 31, 2002 but received a waiver from Guaranty Business Credit Corporation for this covenant violation. Management believes that the Company will be in compliance with the required interest coverage ratio under this agreement for the second quarter of 2002.

Mobitec has an agreement with a bank in Sweden from which they may currently borrow up to a maximum of 10,000,000 krona (SEK) or $963,900. At March 31, 2002, $728,085 was outstanding, resulting in additional borrowing availability of $235,815. 3,000,000 krona (SEK) of the 10,000,000 krona (SEK) maximum borrowing is secured by cash on deposit with the bank.  The terms of this agreement require payment of an unused credit line fee equal to 0.5 percent of the unused portion and interest at 5 percent of the outstanding balance. This agreement is secured by substantially all assets of Mobitec AB.  The agreement expires on December 31, 2002. Upon expiration, the Company expects to renew or replace this credit agreement with an agreement substantially similar in terms and conditions.

Mobitec also has an agreement with a bank in Sweden from which they may borrow up to 6,000,000 krona (SEK); or $578,340. Based on the availability formula under this agreement,  $382,838 was outstanding at March 31, 2002, resulting in additional borrowing availability of $195,502. The line of credit bears interest at 5.1 percent and is collateralized by accounts receivable. The agreement expires on December 31, 2002. Upon expiration, the Company expects to renew or replace this credit agreement with an agreement substantially similar in terms and conditions.

Long-term debt consists primarily of three notes, the proceeds of which were used to finance the Mobitec acquisition.  An unsecured note and obligation in the amount of $2,516,235 are to a shareholder. The unsecured note in the amount of $2,111,235 is payable in full June 28, 2004 with an annual interest of 9% paid quarterly.  The obligation is due in twelve non-interest bearing variable quarterly installments having commenced September 30, 2001.  A term loan from a Swedish bank dated June 28, 2001 having a balance of $1,802,493 at March 31, 2002 is payable in eighteen remaining quarterly payments of 1,100,000 krona (SEK) at an annual interest rate of 5.35% and is secured by stock of the Swedish holding company and the consolidated subsidiary.  A convertible debenture in the amount of $3,000,000 dated June 22, 2001 with an investment funds company is payable in full on June 28, 2008, if not sooner redeemed or converted, with annual interest at 8%, also providing for monthly principal redemption installments commencing June 27, 2004, each of such installments to be in the dollar amount of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount.  The Company was not in compliance with the interest coverage ratio for the quarter ended March 31, 2002 but also received a waiver from the investment funds company for this covenant violation. Management believes that the Company will be in compliance with the required interest coverage ratio under this agreement for the second quarter of 2002.

The Company’s net interest expense for all debt and obligations was $275,680 and $137,220 for the three months ended March 31, 2002 and 2001, respectively.

(7)                                  Other Comprehensive Income

Comprehensive income (loss) was ($550,251) and ($170,905) for the periods ended March 31, 2002 and 2001, respectively.

(8)                                  Segment Information

The Company has two principal business segments, based upon differences in products and technology: (1) transportation communications segment and (2) law enforcement and surveillance segment. The transportation communications segment produces automated announcement and passenger information systems and electronic destination sign products for bus vehicles operated by municipalities, regional transportation districts, and departments of transportation and bus vehicle manufacturers. The law enforcement and surveillance segment produces digital signal processing products for law enforcement agencies and organizations.

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

	Three Months Ended March 31,
	2002	2001
Net sales
Transportation communications	$8,232,656	$6,627,384
Law enforcement and surveillance	390,992	353,590
	$8,623,648	$6,980,974
Income (loss) from operations
Transportation communications	$324,106	$676,802
Law enforcement and surveillance	(23,450)	(954)
Parent entities	(724,743)	(585,995)
	$(424,087)	$89,853
Depreciation and amortization
Transportation communications	$64,636	$35,833
Law enforcement and surveillance	6,249	35,615
Parent entities	23,602	25,104
	$94,487	$96,552
Capital expenditures
Transportation communications	$142,900	$58,417
Law enforcement and surveillance	17,389	4,375
Parent entities	—	19,822
	$160,289	$82,614
Geographic information - net sales
NAFTA	$5,459,383	$6,474,471
Europe	2,369,958	401,455
Pacific and Other	794,307	105,048
	$8,623,648	$6,980,974
Identifiable assets
Transportation communications	$17,926,813	$12,070,999
Law enforcement and surveillance	1,951,600	1,790,122
Parent entities	8,886,660	1,747,512
	$28,765,073	$15,608,633
Long-lived assets
Transportation communications	$1,088,357	$522,151
Law enforcement and surveillance	1,014,506	1,127,340
Parent entities	8,047,643	599,484
	$10,150,506	$2,248,975

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATION

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

Our transportation communications segment produces products sold worldwide within the passenger information communication industry and market.  Sales are transacted with transportation vehicle equipment customers, including: (1) municipalities; (2) regional transportation districts; (3) federal, state, and local departments of transportation; (4) transit agencies; (5) vehicle manufacturers; and (6) public, private, or commercial operators of those vehicles.  Our transportation communications segment consists of the following groups:

1.     Digital Recorders, established in September 1983 and based in Durham, N.C.;

2.     TwinVision in Durham, N.C., our wholly owned subsidiary that we established in May 1996;

3.     DRI Europa of Göteborg, Sweden, our wholly owned subsidiary established in February 2001 consisting of its wholly owned subsidiary, Mobitec AB in Herrljunga, Sweden acquired in June 2001 and its subsidiaries in Australia, Germany and a 50/50 joint venture in Brazil; and Transit-Media GmbH, our wholly owned subsidiary which we acquired in May 1996 and based in Ettlingen, Germany;

4.     RTI, our wholly owned subsidiary in Dallas, Texas that was acquired in July 1998.

Our law enforcement and surveillance segment consists of one wholly owned subsidiary, Digital Audio Corporation in North Carolina.  We acquired Digital Audio in 1995.  Our Digital Audio subsidiary serves customers in the U.S. federal, state, and local law enforcement agencies or organizations, as well as their counterparts abroad.  Digital Audio produces a line of digital audio filter systems and tape transcribers used to improve the quality and intelligibility of both live and recorded voices.  We market Digital Audio products domestically and internationally to law enforcement entities and other customers in or support of government organizations.

Sales to our customers are characterized by a lengthy sales cycle that generally extends for a period of two to 24 months.  In addition, purchases by a majority of our customers are dependent on federal, state and local funding that may vary from year to year and quarter to quarter.  We attribute our sales growth in this segment to strategic acquisitions, introduction of new products, increased market penetration, competitive prices, strong customer service and growing markets for our products.

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

Results of Operations

The following table sets forth the percentage of our revenues represented by certain items included in our Statements of Operations:

	Three Months Ended March 31,
	2002	2001

Net sales	100.0%	100.0%
Cost of sales	64.2	63.3
Gross profit	35.8	36.7
Operating expenses:
Selling, general and administrative	32.7	27.7
Research and development	8.0	7.7
Total operating expenses	40.7	35.4
Operating income (loss)	(4.9)	1.3
Other expense and interest	(3.3)	(2.0)
Loss before income tax expense	(8.2)	(0.7)
Income tax expense	(0.2)	—
Loss before minority interest in loss of consolidated subsidiary	(8.4)	(0.7)
Minority interest in loss of consolidated subsidiary	—	—
Net loss	(8.4)%	(0.7)%

Comparison of Three Months Ended March 31, 2002 and 2001

Our net sales for the quarter ended March 31, 2002 increased $1,642,674, or 23.5%, from $6,980,974 in 2001 to $8,623,648 in 2002. The increase was the result of 2002 DRI Europa (which was acquired June 27, 2001) sales for the current quarter which were offset by lower domestic sales in the transportation communications segment.

For the quarter ended March 31, 2002, sales for our transportation communications segment increased $1,605,272, or 24.2 percent, from $6,627,384 in 2001 to $8,232,656 in 2002.  Of this increase, $2,810,209 was generated from DRI Europa in 2002.  These incremental sales were offset by a reduction in domestic sales during the quarter of $1,204,937 that primarily reflects order and shipment delays from some of our larger customers.  Sales growth in the transportation communications segment will continue to be dependent upon the expansion of new products and technology, as well as our expansion into new geographic areas.  Overall, our product prices have moderately declined in the first quarter of 2002 as compared to the same period last year due to competition.  As noted above, we frequently have a long lead-time between when our customers express an interest in our products and an actual order, manufacture and shipment of the product.  The efforts we expend in any given year to acquire new customers and sell our products may not translate into additional sales until future periods.

Our gross profit for the quarter ended March 31, 2002 was $3,089,231, an increase of $527,817, or 20.6 percent, as compared to our gross profit of $2,561,414 in 2001. As a percentage of sales, our gross profit was 35.8 percent of our net sales in 2002 as compared to 36.7 percent during 2001.  DRI Europa contributed $1,216,446 of gross profit for the 2002 quarter.  This was offset by a decrease of $688,629 due to lower margins of the domestic transportation communications segment.  We believe improvement in our gross profit percentage is dependent upon overall economic conditions in the transportation sector, introduction of new technology products, and on-going cost reduction programs.

Our selling, general and administrative expenses during the quarter ended March 31, 2002 were $2,826,822, an increase of $890,663 or 46.0 percent as compared to $1,936,159 for such expenses during 2001. We attribute this increase to DRI Europa and higher payroll and related fringe benefits necessary to support our continued growth.  As a percentage of our sales, these expenses increased from 27.7 percent in 2001 to 32.7 percent in 2002.  Despite this increase for the quarter, management continues to believe that these expenses will decrease slightly as a percentage of our sales in future quarters as the same level of personnel currently present will be able to meet the demands of higher sales revenues.

Our research and development expenses for the quarter ended March 31, 2002 were $686,496, an increase of $151,094, or 28.2 percent, as compared to such expenses of $535,402 in 2001. As a percentage of net sales, these expenses increased from 7.7 percent in 2001 to 8.0 percent in 2002. The increase in total dollars was primarily related to DRI Europa.  This category of expenses includes internal engineering personnel and outside engineering expense for software and hardware development, sustaining product engineering and new product development.  We believe these expenses must remain in the 7 percent to 9 percent range as a percentage of our sales to support our continued product development.

The net change in our operating results for the quarter ended March 31, 2002 was a decrease of $513,940 from income of $89,853 in 2001 to a loss of ($424,087) in 2002. This decrease was due primarily to the factors set forth above.

Our total other expense for the quarter ended March 31, 2002 was $286,362, a net increase in expense of $147,675 as compared to $138,687 for 2001. This increase was primarily the result of higher interest expense due to an increase in long-term debt resulting from our acquisition of Mobitec and increased short-term borrowings.

Our net income tax expense of $15,705 for the quarter ended March 31, 2002 was the result of income tax expense in certain foreign jurisdictions that was offset by income tax benefits in certain domestic jurisdictions.

Liquidity and Capital Resources

As of March 31, 2002 our principal sources of liquidity included cash and cash equivalents of $416,677, trade accounts receivable of $7,912,918, inventories of $8,686,139, short-term bank borrowings of $1,110,923, and trade accounts payable of $7,086,564, providing the Company with net working capital of $7,148,119. Substantially all of the assets are pledged as security for various elements of the long term debt described below.

Our operating activities used cash of $207,902 and provided cash of $1,553,751 during the quarters ended March 31, 2002 and 2001, respectively. For the quarter ended March 31, 2002, the operating loss of $725,985 and increase in prepaid assets of $165,810 was offset by a decrease in inventories of $258,545 and increase in accounts payable of $203,027.  For the quarter ended March 31, 2001, the decrease in accounts receivable of $2,451,165 was offset by the decrease in accounts payable of $458,330 and accrued expenses of $190,001. Working capital requirements will increase with growth in our sales, primarily due to the time span between when we must pay our suppliers and the time we receive payment from our customers.

Our investing activities used cash of $160,289 and $82,614 for the quarters ended March 31, 2002 and 2001, respectively.  The primary use of cash for both periods related to the purchase of property and equipment.

Our financing activities generated net cash of $271,562 and used net cash of $1,436,606 during the quarters ended March 31, 2002 and 2001, respectively.

On August 23, 1999, we and our subsidiaries signed a four year Revolving and Term Lines of Credit Agreement with Fremont Financial Corporation, a subsidiary of Finova Group, Inc. On January 31, 2001, Finova Group, Inc. sold certain loan portfolio assets to Guaranty Business Credit Corporation, the asset-based financial services subsidiary of Guaranty Bank, a wholly owned subsidiary of Temple-Inland, Inc., which included our loan and Credit Agreement. Our Credit Agreement provides us up to $11.25 million in borrowing to be used for acquisitions, working capital and general corporate purposes.   The interest rate on the revolving credit portion of the agreement is the published prime lending rate plus 1.75 percent.  Credit extended for acquisitions bears an interest rate of prime plus 2 percent.  Our outstanding debt under this agreement at March 31, 2002 was $5,184,603.  The period ending available collateral based on the value of eligible trade accounts receivable and inventories was $6,069,063, resulting in additional borrowing availability to us of $884,460.  Our outstanding debt under this agreement is substantially secured by all of our U.S. based assets including the assets of our subsidiaries.

As amended, the Credit Agreement includes customary covenants and conditions relating to the conduct and operation of our business. Specifically, as amended, the Credit Agreement limits the payment of dividends on any class of stock to $177,000 annually and subjects us to a 1:1 Earnings Before Interest, Taxes, Depreciation and Amortization to interest coverage ratio to be calculated on a quarterly basis. In addition, any acquisition requires approval from the lender. The Company was not in compliance with the interest coverage ratio for the quarter ended March 31, 2002 but received a waiver from Guaranty Business Credit Corporation for this covenant violation. Management believes that the Company will be in compliance with the required interest coverage ratio under this agreement for the second quarter of 2002.

Mobitec has an agreement with a bank in Sweden from which we may currently borrow up to a maximum of 10,000,000 krona (SEK) or $963,900. At March 31, 2002, $728,085 was outstanding, resulting in additional borrowing availability to us of $235,815. 3,000,000 krona (SEK) of the 10,000,000 krona (SEK) maximum borrowing is secured by cash on deposit with the bank.  The terms of this agreement require our payment of an unused credit line fee equal to 0.5 percent of the unused portion and interest at 5 percent of the outstanding balance. This agreement is secured by substantially all assets of Mobitec AB.  Our agreement expires on December 31, 2002. Upon expiration, we expect to renew or replace this credit agreement with an agreement substantially similar in terms and conditions.

Mobitec also has an agreement with a bank in Sweden from which we may borrow up to 6,000,000 krona (SEK); or $578,340. Based on the availability formula under this agreement,  $382,838 was outstanding at March 31, 2002, resulting in additional borrowing availability to us of $195,502. The line of credit bears interest at 5.1 percent and is collateralized by our accounts receivable. Our agreement expires on December 31, 2002. Upon expiration, we expect to renew or replace this credit agreement with an agreement substantially similar in terms and conditions.

Long-term debt consists primarily of three notes, the proceeds of which were used to finance our Mobitec acquisition.  An unsecured note and obligation in the amount of $2,516,235 are to a shareholder payable in full.  The unsecured note in the amount of $2,111,235 is payable in full June 28, 2004 with an annual interest of 9% paid quarterly.  The obligation is due in twelve non-interest bearing variable quarterly installments having commenced September 30, 2001. A term loan from a Swedish bank dated June 28, 2001 having a balance of $1,802,493 at March 31, 2002 is payable in eighteen remaining quarterly payments of 1,100,000 krona (SEK) at an annual interest rate of 5.35% and is secured by stock of our Swedish holding company and our consolidated subsidiary.  A convertible debenture in the amount of $3,000,000 dated June 22, 2001 with an investment funds company is payable in full on June 28, 2008, if not sooner redeemed or converted, with annual interest at 8%, also providing for monthly principal redemption installments commencing June 27, 2004, each of such installments to be in the dollar amount of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount.  We were not in compliance with the interest coverage ratio for the quarter ended March 31, 2002 but also received a waiver from the investment fund company for this covenant violation. Management believes that the Company will be in compliance with the required interest coverage ratio under this agreement for the second quarter of 2002.

Our net interest expense for all our debt and obligations was $275,680 and $137,220 for the three months ended March 31, 2002 and 2001, respectively.

We intend to improve liquidity by decreasing our consolidated inventory by December 31, 2002, decreasing the average days sales outstanding in trade accounts receivable, securing higher borrowing base availability in trade receivables and inventory availability from our asset based lenders in Europe and USA and pursuing other methods of financing

Forward-Looking Statements

The statements contained herein in this Report on Form 10-Q and other SEC Filings and public disclosures of the Company that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, beliefs, goals, objectives, intentions or strategies regarding the future.  Forward-looking statements include statements regarding: (1) our expectations that the percentage of buses with automatic voice systems will increase over the next few years, our belief that future acquisitions, new relationships and pilot projects may enable us to accelerate growth, our expectation that we will be able to integrate certain licensed technologies into our products, our commitment to continued enhancement of all of our products, our expectation that certain products will continued to be enhanced and that such enhancements should increase our ability to integrate those products with other technologies, and our belief that a convergence of core technologies , combined with other factors, will justify high levels of research and development costs, all under Item 1 hereof; and (2) our belief that continued high sales growth depends upon expansion of new products, technology and geographic territories, our expectations that the term portion of our Credit Facility will be used for certain purposes, our belief that investing expenditures will not change significantly in 2002, our belief that a combination of borrowing under our Credit Facility will provide necessary liquidity and capital to satisfy our needs in other than acquisitions, all under Item 6 hereof.  All forward-looking statements included in this document are based on information available on the date hereof and we assume no obligation to update any such forward-looking statements.  It is important to note our actual results could differ materially from those in such forward-looking statements.  You should consult the risk factors listed from time to time in the Company’s Reports in Forms 10-Q and 8-K and the Company’s Annual Report to Stockholders.

PART II.

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

Our action in the United States District Court, Northern District of Texas, Dallas Division, was dismissed by the court, without predudice on May 6, 2002 finding that it had lack of jurisdiction over the matter.  The NextBus action in the United States District Court for the Northern District of California is pending.  In our opinion, the action of NextBus is without merit.  We believe we are not infringing and do not intend to infringe the 159 patent.  We intend to vigorously defend our rights to pursue commercial applications for our products.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.  OTHER INFORMATION

NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated herein by this reference:

Exhibit No.		Document
*	3.1	Articles of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC (SEC File No. 33-8270-A
***	3.32

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

Common Stock Warrant Agreement by and between Robinson Turney International, Inc. and the Company (incorporated by reference to Exhibit 10.26 to the Company’s 10— KSB for the fiscal year ended March 31, 1997 filed with the SEC)

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

Form of Office Lease, between the Company and Sterling Plaza Limited Partnership (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10— KSB/A filed with the SEC on May 21, 2001 for the period ended December 31, 2000)

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

Dominick & Dominick, LLC Warrant Agreement dated September 21, 2000 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10— KSB/A filed with the SEC on May 21, 2001 for the period ended December 31, 2000)

+	10.19	Secured Revolving Credit Agreement and Credit Facility between the Company, TwinVision, Digital Audio and Fremont Financial Corporation, dated August 23, 1999
++	10.53	Extended Employment Agreement, dated December 17, 2001, between the Company and David Turney
	21	Listing of Subsidiaries of the Company
*	23.1	Consent of Island Appraisals (incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC (SEC File No. 33-82870-A)

Legend

	*	Incorporated by reference from Exhibit to our Registration on Form SB-2 (SEC File No. 33-82870-A)

	**	Incorporated by reference from our Form 10-KSB dated March 31, 1997.
	***	Incorporated by reference from our Proxy Statement for its annual meeting for fiscal 2000, filed on June 6, 2001.

	****	Incorporated by reference from the Company’s Form 10-KSB/A filed on June 6, 2001.

	+	Incorporated by reference to the Company’s Form 8-K, filed on September 8, 1999.

	++	Incorporated by reference from the Company’s Form 10-KSB filed on March 27, 2002.

Reports on Form 8-K

NONE

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL RECORDERS, INC.

Signature:	/s/ DAVID L. TURNEY
By:	David L. Turney
Title:	Chairman of the Board, Chief Executive Officer and President
Date:	May 15, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:	/s/ DAVID L. TURNEY
By:	David L. Turney
Title:	Chairman of the Board, Chief Executive Officer, President and Principal Executive Officer
Date:	May 15, 2002

Signature:	/s/ LAWRENCE A. TAYLOR
By:	Lawrence A. Taylor
Title:	Chief Financial Officer, Secretary, Principal Financial and Accounting Officer, Director
Date:	May 15, 2002

Signature:	/s/ RUSSELL CLEVELAND
By:	Russell Cleveland
Title:	Director
Date:	May 15, 2002

Signature:	/s/ JOHN D. HIGGINS
By:	John D. Higgins
Title:	Director
Date:	May 15, 2002

Signature:	/s/ C. JAMES MEESE JR.
By:	C. James Meese Jr.
Title:	Director
Date:	May 15, 2002

Signature:	/s/ J. PHILLIPS L. JOHNSTON
By:	J. Phillips L. Johnston
Title:	Director
Date:	May 15, 2002

Signature:	/s/ STEPHANIE L. PINSON
By:	Stephanie L. Pinson
Title:	Director
Date:	May 15, 2002

Signature:	/s/ JOHN K. PIROTTE
By:	John K. Pirotte
Title:	Director
Date:	May 15, 2002

Signature:	/s/ JOSEPH TANG
By:	Joseph Tang
Title:	Director
Date:	May 15, 2002

Signature:	/s/ JULIANN TENNEY
By:	Juliann Tenney
Title:	Director
Date:	May 15, 2002