Form 10-Q
period 2002-07-30
DIGITAL RECORDERS INC
filed 2002-08-13
CIK 853695

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

| X |	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Quarter Ended June 30, 2002

OR

| _ |	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Transition Period From To .

Commission File Number: 1-13408

DIGITAL RECORDERS, INC. (Name of business issuer in its charter)

North Carolina	56-1362926
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

4018 Patriot Drive, Suite 100
Durham, North Carolina 27703
(Address of Principal Executive Offices)

(919) 361-2155
(Issuer’s Telephone Number)

Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Common Stock, $.10 Par Value	The NASDAQ SmallCap MarketSM
Boston Stock Exchange, Inc.
(Title of Each Class)	(Name of Each Exchange on Which Registered)

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT: NONE

Check whether the issuer:     (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes | X |    No | _ |

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity
Common stock: 3,704,475 shares outstanding as of August 12, 2002

Index to Consolidated Financial Statements

PART I FINANCIAL INFORMATION

DIGITAL RECORDERS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	June 30, 2002 (Unaudited)	December 31, 2001 (Note)
ASSETS
Current Assets
Cash and cash equivalents	$ 261,164	$ 510,719
Trade accounts receivable, less allowance for doubtful accounts of $106,618
and $115,158 at June 30, 2002 and December 31, 2001	9,745,883	7,979,713
Other receivables	255,824	225,355
Inventories (Note 3)	8,427,503	8,923,705
Prepaids and other current assets	567,711	361,263

Total current assets	19,258,085	18,000,755

Property and equipment, less accumulated depreciation of
$1,247,903 and $1,015,925 at June 30, 2002 and December 31, 2001	1,097,766	1,012,677
Goodwill, less accumulated amortization of $1,085,717 and $1,044,400
at June 30, 2002 and December 31, 2001 (Note 2 and 5)	8,576,031	7,556,655
Intangible assets, less accumulated amortization of $271,556 and $188,656
at June 30, 2002 and December 31, 2001	1,430,446	1,258,567
Deferred tax assets (Note 5)	715,963	847,149
Other assets	100,919	134,346

TOTAL ASSETS	$ 31,179,210	$ 28,810,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Lines of credit (Note 6)	$ 1,139,499	$ 911,694
Current maturities of long-term debt (Note 6)	604,600	541,233
Accounts payable	6,162,737	5,366,826
Accounts payable, related party	1,286,135	1,528,786
Accrued expenses	1,842,324	1,824,227
Deferred tax liabilities	201,041	31,841
Preferred stock dividends payable	88,500	44,250

Total current liabilities	11,324,836	10,248,857

Long-term debt, less current maturities (Note 6)	12,516,004	11,601,020

Series AAA Redeemable, Convertible, Nonvoting Preferred Stock, $.10 par
value, Liquidation Preference of $5,000 per share (mandatory redemption on December 31, 2003); 20,000 shares authorized; 354 shares issued
and outstanding at June 30, 2002 and December 31, 2001	1,770,000	1,770,000

Minority interest in consolidated subsidiary	224,943	208,659

Commitments and contingencies
Stockholders’ Equity
Common stock, $.10 par value, 10,000,000 shares authorized;
3,704,475 shares issued and outstanding at June 30, 2002 and December 31,
2001	370,447	370,447
Additional paid-in capital	12,148,226	12,236,726
Accumulated other comprehensive income (loss) - foreign currency translation	319,414	(415,778)
Accumulated deficit	(7,494,660)	(7,209,782)

Total stockholders’ equity	5,343,427	4,981,613

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 31,179,210	$ 28,810,149

Note: The balance sheet at 12/31/2001 has been derived from the audited financial statements at that date. See accompanying notes to consolidated financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2002	2001	2002	2001
Net sales	$ 12,434,455	$ 8,469,339	$ 21,058,103	$ 15,450,313
Cost of sales	7,773,354	5,238,541	13,307,772	9,658,102

Gross profit	4,661,101	3,230,798	7,750,331	5,792,211

Operating expenses:
Selling, general and administrative	3,241,127	2,244,082	6,067,949	4,180,24
Research and development	713,560	602,733	1,400,055	1,138,135

Total operating expenses	3,954,687	2,846,815	7,468,004	5,318,376

Operating income	706,414	383,983	282,327	473,835

Other expense	(26,757)	(16,758)	(37,439)	(18,225)
Interest expense, net (Note 6)	(275,940)	(106,569)	(551,620)	(243,789)

Total other expense and interest expense	(302,697)	(123,327)	(589,059)	(262,014)

Income (loss) before income tax benefit (expense)	403,717	260,656	(306,732)	211,821

Income tax benefit (expense)	53,843	(54,156)	38,138	(54,156)

Income (loss) before minority interest in income of
consolidated subsidiary	457,560	206,500	(268,594)	157,665

Minority interest in income of consolidated subsidiary	(16,453)	(4,305)	(16,284)	(4,305)

Net income (loss)	441,107	202,195	(284,878)	153,360

Preferred stock dividend requirements	(44,250)	(44,250)	(88,500)	(88,500)

Net income (loss) applicable to common shareholders	$ 396,857	$ 157,945	$ (373,378)	$ 64,860

Earnings per share:
Net income (loss) per share:
Basic	$ 0.11	$ 0.05	$ (0.10)	$ 0.02

Diluted	$ 0.08	$ 0.05	$ (0.10)	$ 0.02

Weighted average number of common shares and
common equivalent shares outstanding:
Basic	3,704,475	3,293,376	3,704,475	3,283,978

Diluted	5,473,740	3,293,376	3,704,475	3,283,978

See accompanying notes to consolidated financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2002	2001	2002	2001
Cash flows from operating activities:
Net income (loss)	$ 441,107	$ 202,195	$ (284,878)	$ 153,360
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation of property and equipment	65,513	70,439	149,897	137,574
Amortization of intangible assets	56,702	19,670	66,805	19,670
Amortization of goodwill	—	29,417	—	58,834
Minority interest	16,115	—	16,284	—
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	(1,362,715)	(322,610)	(1,269,453)	2,136,635
(Increase) decrease in other receivables	(31,172)	19,190	(13,182)	23,625
Decrease in inventories	558,499	117,606	817,044	23,368
(Increase) decrease in prepaids and other current assets	12,800	29,611	(153,010)	(48,418)
(Increase) in intangibles	(59,676)	—	(59,575)	(439)
Decrease in other assets	6,934	418,393	43,161	289,863
Increase (decrease) in accounts payable	153,158	907,254	641,255	(18,728)
Increase (decrease) in accounts payable, related party	42,419	(542,482)	(242,651)	(82,459)
Increase (decrease) in accrued expenses	132,496	(73,620)	112,582	(263,621)

Net cash provided by (used in) operating
activities	32,180	875,063	(175,721)	2,429,264

Cash flows from investing activities:
Purchases of property and equipment	(31,207)	(50,919)	(191,503)	(133,531)
Purchase of Mobitec, net of cash and cash equivalents acquired	—	(5,368,958)	—	(5,368,958)

Net cash used in investing activities	(31,207)	(5,419,877)	(191,503)	(5,502,489)

Cash flows from financing activities:
Proceeds from short-term bank borrowings	497,958	7,196,798	2,041,139	14,793,043
Principal payments on short-term bank borrowings	(978,997)	(6,489,037)	(2,340,297)	(15,477,638)
Proceeds from long-term debt and obligations	7,909,139	5,020,629	8,210,900	5,020,629
Payments on long-term debt and obligations	(7,254,961)	—	(7,467,041)	—
Payment of dividends on preferred stock	(88,500)	(44,250)	(88,500)	(88,500)

Net cash provided by financing activities	84,639	5,684,140	356,201	4,247,534

Effect of exchange rate changes on cash and cash equivalents	(241,118)	(22,476)	(238,532)	(100,297)

Net increase (decrease) in cash and cash equivalents	(155,506)	1,116,850	(249,555)	1,074,012

Cash and cash equivalents at beginningof period	416,670	81,024	510,719	123,862

Cash and cash equivalents at end of period	$ 261,164	$ 1,197,874	$ 261,164	$ 1,197,874

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$ 242,078	$ 119,078	$ 473,132	$ 271,456

Cash paid during the period for income taxes	$ 34,071	$ —	$ 34,071	$ —

See accompanying notes to consolidated financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements — (Unaudited)

(1)	Basis of Presentation and Disclosure

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

The accompanying condensed financial statements and related notes should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2001. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full calendar year.

(2)	New Accounting Pronouncements

On January 1, 2002, the Company adopted SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001, and also specifies the criteria for recognition of intangible assets separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

While amortization of indefinite life intangible assets and goodwill will no longer be reflected as a charge in the Company’s financial statements, amortization related to certain of these intangibles will continue to be deductible for income tax purposes. Amortization expense related to the Company’s goodwill was $29,417 and $58,834 for the three and six months ended June 30, 2001, respectively. The Company does not have any indefinite life intangible assets.

In connection with the adoption of SFAS No. 142, the Company was required to carry out a transitional goodwill impairment evaluation, which required an assessment of whether there was an indication that goodwill was impaired at the date of adoption. The Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities (including goodwill) to those reporting units as of the date of adoption. All existing goodwill at the date of adoption was assigned to one or more reporting units in a reasonable and supportable manner as prescribed in the standard. The Company assessed the fair value of each reporting unit and compared it to the unit’s carrying value.

The Company has completed its goodwill impairment evaluation in connection with the adoption of the new standard and determined that there is no impairment of goodwill as of the date of adoption. Under the new standard, goodwill will be required, at a minimum, to be evaluated annually for impairment.

(3)	Inventories

Inventories, consisting principally of component parts, are valued at the lower of cost or market, with cost determined by the first-in, first-out method.

(4)	Per Share Amounts

The basic net income (loss) per common share has been computed based upon the weighted average of shares of common stock outstanding. Diluted net income (loss) per common share has been computed based upon the weighted average of shares of common stock outstanding and shares that would have been outstanding assuming the issuance of common stock for all dilutive potential common stock outstanding. The Company’s convertible preferred stock and debt, and outstanding stock options, and warrants represent the only dilutive potential common stock outstanding. The amounts of income (loss) used in the calculation of diluted and basic income (loss) per common share were the same for the six months ended June 30, 2002 and 2001 and for the three months ended June 30, 2001. Diluted net income (loss) per common share is equal to the basic net income (loss) per common share for these periods as common equivalent shares from stock options and warrants would not have a dilutive effect because of the loss from continuing operations. The amount of income used in the calculation of diluted income per common share for the three months ended June 30, 2002 was $432,857 including an add-back for interest on convertible debt of $36,000. The number of common equivalent shares used in the diluted calculation for the three months ended June 30, 2002 was 5,473,740.

(5)	Translation of Foreign Currency

The local currency of each of the countries of the foreign subsidiaries is considered to be the functional currency. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars net of deferred income tax benefits (liabilities) of ($163,141) and $215,593 at June 30, 2002 and December 31, 2001, respectively are accumulated as the cumulative translation adjustment included in accumulated comprehensive loss in stockholders’ equity. Realized gains and losses on foreign currency transactions, if any, are included in operations for the period. The most significant foreign currency fluctuation in the balance sheet between December 31, 2001 and June 30, 2002 is attributed to goodwill in the amount of $1,019,376.

(6)	Debt

The Company has an asset-based lending agreement (the “Credit Agreement”) with Guarantee Business Credit Corporation that expires August 22, 2003. At June 30, 2002, the Credit Agreement provided up to $11.25 million in borrowing to be used for acquisitions, working capital and general corporate purposes. The working capital (accounts receivable and inventory) borrowing portion of the agreement was limited at June 30, 2002 to a combined maximum limit of $6.25 million. On July 10, 2002, the Credit Agreement was amended to provide up to $11.75 million in borrowing with the working capital portion increasing to $6.75 million. The interest rate on the revolving credit portion of the agreement is the published prime lending rate plus 1.75 percent. Credit extended for acquisitions bears an interest rate of prime plus 2 percent. Outstanding debt under this agreement at June 30, 2002 was $5,900,315. The period ending available collateral based on the value of eligible trade accounts receivable and inventories was $6,378,377, resulting in additional borrowing availability of $478,062. The outstanding debt under this agreement is substantially secured by all U.S.-based assets including the assets of the Company’s subsidiaries.

As amended, the Credit Agreement includes customary covenants and conditions relating to the conduct and operation of the Company’s business. Specifically, as amended, the Credit Agreement limits the payment of dividends on any class of stock to $177,000 annually and subjects the Company to a 1:1 Earnings Before Interest, Taxes, Depreciation and Amortization to interest coverage ratio to be calculated on a quarterly basis. In addition, any acquisition requires approval from the lender. The Company was in compliance with the interest coverage ratio for the quarter ended June 30, 2002.

Mobitec has an agreement with its bank in Sweden from which it may currently borrow up to a maximum of 10,000,000 krona (SEK) or $1,089,147. At June 30, 2002, 8,895,998 krona (SEK), or $968,905, was outstanding, resulting in additional borrowing availability of 1,104,002 krona (SEK), or $120,242. 3,000,000 krona (SEK), ($326,744), of the 10,000,000 krona (SEK) maximum borrowing is secured by cash on deposit with the bank. The terms of this agreement require payment of an unused credit line fee equal to 0.5 percent of the unused portion and interest at 5 percent of the outstanding balance. This agreement is secured by substantially all assets of Mobitec AB. The agreement expires on December 31, 2002. Upon expiration, the Company expects to renew or replace this credit agreement with an agreement substantially similar in terms and conditions.

Mobitec also has an agreement with its bank in Sweden from which it may borrow up to 6,000,000 krona (SEK), or $653,488. Based on the availability formula under this agreement, 1,558,117 krona (SEK), or $169,702, was outstanding at June 30, 2002, resulting in additional borrowing availability of 4,441,883 krona (SEK), or $483,786. The line of credit bears interest at 5.1 percent and is collateralized by accounts receivable. The agreement expires on December 31, 2002. Upon expiration, the Company expects to renew or replace this credit agreement with an agreement substantially similar in terms and conditions.

Long-term debt consists primarily of three notes, the proceeds of which were used to finance the Mobitec acquisition. An unsecured note and obligation in the amount of $2,516,235 are to a shareholder. The unsecured note in the amount of $2,111,235 is payable in full June 28, 2004 with an annual interest of 9% paid quarterly. The obligation balance of $405,000 at June 30, 2002 is due in eight remaining non-interest bearing variable quarterly installments. A term loan from the Company’s Swedish bank dated June 28, 2001 having a balance of 17,600,000 krona (SEK), or $1,916,898, at June 30, 2002 is payable in 17 remaining quarterly payments of 1,100,000 krona (SEK), or $119,806, at an annual interest rate of 5.35% and is secured by stock of the Swedish holding company and the consolidated subsidiary. A convertible debenture in the amount of $3,000,000 dated June 22, 2001 with an investment funds company is payable in full on June 28, 2008, if not sooner redeemed or converted, with annual interest at 8%, also providing for monthly principal redemption installments commencing June 27, 2004, each of such installments to be in the dollar amount of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount. The Company was in compliance with the respective institutions interest coverage ratios for the quarter ended June 30, 2002.

The Company on July 31, 2002 consummated privately negotiated sales of a convertible subordinated debenture to Renaissance Capital Group, shares of its common stock to Lite Vision Corporation, and expects to consummate the sale of an additional convertible subordinated debenture to a private investor in the near future. The first completed transaction included a $1.15 million convertible subordinated debenture through Renaissance Capital Group payable in full on June 29, 2009, if not sooner redeemed, with annual interest at 8%. It also provides for monthly principal redemption installments commencing July 31, 2005, each of such installments to be in the dollar amount of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount. The second completed transaction is a $300,000 sale of 100,000 shares of restricted, unregistered common stock to Lite Vision Corporation. The pending transaction involves the sale of a $250,000 convertible subordinated debenture with a private investor that is subject to senior lender approval, which is expected to be completed in August 2002.

(7)	Other Comprehensive Income

Comprehensive income was $912,065 and $136,288 for the three months ended June 30, 2002 and 2001, respectively. Comprehensive income (loss) was $361,814 and ($35,438) for the six months ended June 30, 2002 and 2001, respectively.

(8)	Segment Information

The Company has two principal business segments, based upon differences in products and technology: (1) transportation communications segment, and (2) law enforcement and surveillance segment. The transportation communications segment produces automated announcement and passenger information systems and electronic destination sign products for bus vehicles operated by municipalities, regional transportation districts, and departments of transportation and bus vehicle manufacturers. The law enforcement and surveillance segment produces digital signal processing products for law enforcement agencies and organizations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net sales
Transportation products	$ 12,079,218	$ 8,148,969	$ 20,311,875	$ 14,776,353
Law enforcement and surveillance	355,237	320,370	746,228	673,960

	$ 12,434,455	$ 8,469,339	$ 21,058,103	$ 15,450,313

Income (loss) from operations
Transportation products	$ 1,618,553	$ 1,198,404	$ 1,942,660	$ 1,875,207
Law enforcement and surveillance	(60,301)	(49,078)	(83,751)	(50,031)
Corporate office and administration	(851,838)	(765,343)	(1,576,582)	(1,351,341)

	$ 706,414	$ 383,983	$ 282,327	$ 473,835

Depreciation and amortization
Transportation products	$ 57,143	$ 57,600	$ 121,780	$ 93,433
Law enforcement and surveillance	5,861	36,420	12,110	72,036
Corporate office and administration	59,211	25,506	82,812	50,609

	$ 122,215	$ 119,526	$ 216,702	$ 216,078

Capital expenditures
Transportation products	$ 27,069	$ 34,830	$ 169,976	$ 93,246
Law enforcement and surveillance	—	3,284	17,387	7,659
Corporate office and administration	4,138	12,805	4,140	32,626

	$ 31,207	$ 50,919	$ 191,503	$ 133,531

Geographic information - net sales
NAFTA	$ 8,711,599	$ 7,425,134	$ 14,170,983	$ 13,899,604
Continental Europe	2,795,659	899,822	5,165,616	1,301,277
Pacific and Other	927,197	144,383	1,721,504	249,432

	$ 12,434,455	$ 8,469,339	$ 21,058,103	$ 15,450,313

(8)	Segment Information - Continued

	June 30, 2002	December 31, 2001
Idenitifiable assets
Transportation products	$19,334,331	$ 16,237,004
Law enforcement and surveillance	1,883,990	1,763,182
Corporate office and administration	9,960,889	10,809,963

	$31,179,210	$ 28,810,149

Long-lived assets
Transportation products	$ 1,139,883	$ 971,048
Law enforcement and surveillance	1,008,645	1,003,167
Corporate office and administration	9,056,634	7,988,030

	$11,205,162	$ 9,962,245

(9)	Subsequent Events

The Company on July 31, 2002 has consummated privately negotiated sales of a convertible subordinated debenture to Renaissance Capital Group, 100,000 shares of its common stock to Lite Vision Corporation, and expects to consummate the sale of an additional convertible subordinated debenture to a private investor in the near future. The two completed transactions include a $1.15 million convertible subordinated debenture through Renaissance Capital Group and a $300,000 sale of restricted, unregistered common stock to Lite Vision Corporation. The pending transaction involves the sale of a $250,000 convertible subordinated debenture with a private investor that is subject to senior lender approval, which is expected to be completed in August.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

We directly or through contractors design, manufacture, sell, and service information technology and audio surveillance technology products through two major business segments. These two business segments are: (1) the transportation communications segment, and (2) the law enforcement and surveillance segment.

Our transportation communications segment produces products sold worldwide within the passenger information communication industry and market. Sales are transacted with transportation vehicle equipment customers, including: (1) municipalities; (2) regional transportation districts; (3) federal, state, and local departments of transportation; (4) transit agencies; (5) vehicle manufacturers; and (6) public, private, or commercial operators of those vehicles. Our transportation communications segment consists of the following groups:

1.	Digital Recorders, established in September 1983 and based in Durham, N.C.;
2.	TwinVision of North America, Inc. in Durham, N.C., a wholly owned subsidiary that we established in May 1996;
3.	DRI Europa of Goteborg, Sweden, our wholly owned subsidiary established in February 2001 consisting of its wholly owned subsidiary, Mobitec Holding AB in Herrljunga, Sweden acquired in June 2001 and its subsidiaries in Sweden, Australia, Germany and a 50/50 joint venture in Brazil; and Transit-Media GmbH, our wholly owned subsidiary which we acquired in May 1996 and based in Ettlingen, Germany; and
4.	RTI, our wholly owned subsidiary in Dallas, Texas that was acquired in July 1998.

Our law enforcement and surveillance segment consists of one wholly owned subsidiary, Digital Audio Corporation in Raleigh, N.C. We acquired Digital Audio Corporation in 1995. This subsidiary serves customers in the U.S. federal, state, and local law enforcement agencies or organizations, as well as their counterparts abroad. It produces a line of digital audio filter systems and tape transcribers used to improve the quality and intelligibility of both live and recorded voices. It also produces other covert surveillance, collection and analytical equipment. We market these products domestically and internationally to law enforcement entities and other customers in support of government organizations.

Sales to our customers are characterized by a lengthy sales cycle that generally extends for a period of two to 24 months. In addition, purchases by a majority of our customers are dependent on federal, state and local funding that may vary from year to year and quarter to quarter. These factors may contribute to significant period over period fluctuations in revenue. We attribute our sales growth in this segment to strategic acquisitions, introduction of new products, increased market penetration, competitive prices, strong customer service and growing markets for our products.

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

The following discussion provides an analysis of our results of operations and liquidity and capital resources. The following should be read in conjunction with our consolidated financial statements and related notes thereto. Operating results of the periods presented were not significantly affected by inflation.

Results of Operations

The following table sets forth the percentage of our revenues represented by certain items included in our Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.5	61.9	63.2	62.5

Gross profit	37.5	38.1	36.8	37.5

Operating expenses:
Selling, general and administrative	26.1	26.5	28.8	27.1
Research and development	5.7	7.1	6.7	7.3

Total operating expenses	31 .8	33.6	35.5	34.4

Operating income	5.7	4.5	1.3	3.1
Other expense and interest expense	(2.4)	(1.4)	(2.8)	(1.7)

Income (loss) before income tax benefit (expense)	3.3	3.1	(1 .5	1.4
Income tax benefit (expense)	0.4	(0.7)	0.2	(0.4)

Income (loss) before minority interest in income of
consolidated subsidiary	3.7	2.4	(1.3)	1.0
Minority interest in income (loss) of consolidated subsidiary	(0.1)	—	(0.1)	—

Net income (loss)	3.6%	2.4%	(1.4)%	1.0%

Comparison of Three Months Ended June 30, 2002 and 2001

Our net sales for the quarter ended June 30, 2002 increased $3,965,116, or 46.8%, from $8,469,339 in 2001 to $12,434,455 in 2002. The increase was the result of 2002 Mobitec (which was acquired June 27, 2001) sales for the current quarter and higher domestic sales in the transportation communications segment.

For the quarter ended June 30, 2002, sales for our transportation communications segment increased $3,930,249, or 48.2 percent, from $8,148,969 in 2001 to $12,079,218 in 2002. Of this increase, $2,781,398 was generated from higher 2002 sales of Mobitec over the prior year. The remaining sales increase of $1,148,851 reflects higher shipments in our domestic transportation communications segment. Sales growth in the transportation communications segment will continue to be dependent upon the expansion of new products and technology, as well as our expansion into new geographic areas. Certain product prices have declined moderately in the second quarter of 2002 as compared to the same period last year due to competition. As noted above, we frequently have a long lead-time between when our customers express an interest in our products and an actual order, manufacture and shipment of the product. The efforts we expend in any given period to acquire new customers and sell our products may not translate into additional sales until future periods.

Our gross profit for the quarter ended June 30, 2002 was $4,661,101, an increase of $1,430,303, or 44.3 percent, as compared to our gross profit of $3,230,798 in 2001. As a percentage of sales, our gross profit was 37.5 percent of our net sales in 2002 as compared to 38.1 percent during 2001. Mobitec contributed $1,267,894 of the increase in gross profit for the second quarter. The remaining domestic increase in gross profit was $162,409 despite lower margins of the domestic transportation communications segment. We believe improvement in our gross profit percentage is dependent upon overall economic and competitive conditions in the transportation sector, introduction of new technology products, and on-going cost reduction programs.

Our selling, general and administrative expenses during the quarter ended June 30, 2002 were $3,241,127, an increase of $997,045, or 44.4 percent, as compared to $2,244,082 for such expenses during 2001. Mobitec accounted for $1,022,637 of additional cost over the prior year quarter. As a percentage of our sales, these expenses decreased from 26.5 percent in 2001 to 26.1 percent in 2002. Management believes that these expenses will decrease slightly as a percentage of our sales in future quarters as the existing level of personnel will be able to meet the demands of higher sales revenues.

Our research and development expenses for the quarter ended June 30, 2002 were $713,560, an increase of $110,827, or 18.4 percent, as compared to such expenses of $602,733 in 2001. As a percentage of net sales, these expenses decreased from 7.1 percent in 2001 to 5.7 percent in 2002. The increase in total dollars was primarily related to the addition of Mobitec. This category of expenses includes internal engineering personnel and outside engineering expense for software and hardware development, sustaining product engineering and new product development. We intend to hold these expenses in the 7 percent to 9 percent range as a percentage of sales to support our continued product development.

The net change in our operating results for the quarter ended June 30, 2002 was an increase of $322,431 from income of $383,983 in 2001 to $706,414 in 2002. This increase was due primarily to the factors set forth above.

Our total other expense for the quarter ended June 30, 2002 was $302,697, a net increase in expense of $179,370 as compared to $123,327 for 2001. This increase was primarily the result of higher interest expense due to an increase in long-term debt resulting from our acquisition of Mobitec and increased short-term borrowings.

Our net income tax benefit was $53,843 for the quarter ended June 30, 2002, as compared with the income tax expense of $54,156 for the quarter ended June 30, 2001. In both periods income tax expense in certain foreign jurisdictions was offset by income tax benefits in certain domestic jurisdictions. The income tax benefit for the quarter ended June 30, 2002 also was favorably impacted by $75,000 for a reduction in the valuation allowance for certain deferred tax assets that were realized during the period.

Comparison of Six Months Ended June 30, 2002 and 2001

Our net sales for the six months ended June 30, 2002 increased $5,607,790, or 36.3%, from $15,450,313 in 2001 to $21,058,103 in 2002. The increase was the result of 2002 Mobitec (which was acquired June 27, 2001) sales for the current period and higher domestic sales in the transportation communications segment.

For the six months ended June 30, 2002, sales for our transportation communications segment increased $5,535,522, or 37.5 percent, from $14,776,353 in 2001 to $20,311,875 in 2002. Of this increase, $5,591,607 was generated from higher 2002 sales of Mobitec over the prior year. Sales growth in the transportation communications segment will continue to be dependent upon the expansion of new products and technology, as well as our expansion into new geographic areas. We believe our relatively high market share positions held by the company in most markets preclude significant sales growth from increased market share. Certain product prices have declined moderately in the first half of 2002 as compared to the same period last year due to competition. As noted above, we frequently have a long lead-time between when our customers express an interest in our products and an actual order, manufacture and shipment of the product. The efforts we expend in any given period to acquire new customers and sell our products may not translate into additional sales until future periods.

Our gross profit for the six months ended June 30, 2002 was $7,750,331, an increase of $1,958,120, or 33.8 percent, as compared to our gross profit of $5,792,211 in 2001. As a percentage of sales, our gross profit was 36.8 percent of our net sales in 2002 as compared to 37.5 percent during 2001. Mobitec contributed $2,484,339 of the increase in gross profit for 2002. This was offset by a decrease of $526,219 due to lower margins of the domestic transportation communications segment that occurred primarily in the first quarter of 2002. We believe improvement in our gross profit percentage is dependent upon overall economic and competitive conditions in the transportation sector, introduction of new technology products, and on-going cost reduction programs.

Our selling, general and administrative expenses during the six months ended June 30, 2002 were $6,067,949, an increase of $1,887,708, or 45.2 percent, as compared to $4,180,241 for such expenses during 2001. Mobitec contributed $1,890,580 of additional cost over the prior year quarter. As a percentage of our sales, these expenses increased from 27.1 percent in 2001 to 28.8 percent in 2002. Despite this increase for the six month period, management believes that these expenses will decrease slightly as a percentage of our sales in future quarters as the same level of personnel will be able to meet the demands of higher sales revenues.

Our research and development expenses for the six months ended June 30, 2002 were $1,400,055, an increase of $261,920, or 23 percent, as compared to such expenses of $1,138,135 in 2001. As a percentage of net sales, these expenses decreased from 7.3 percent in 2001 to 6.7 percent in 2002. The increase in total dollars was primarily related to Mobitec. This category of expenses includes internal engineering personnel and outside engineering expense for software and hardware development, sustaining product engineering and new product development. We intend to hold these expenses in the 7 percent to 9 percent range as a percentage of sales to support our continued product development.

The net change in our operating results for the six months ended June 30, 2002 was a decrease of $191,508 from income of $473,835 in 2001 to $282,327 in 2002. This decrease was due primarily to the factors set forth above.

Our total other expense for the six months ended June 30, 2002 was $589,059, a net increase in expense of $327,045 as compared to $262,014 for 2001. This increase was primarily the result of higher interest expense due to an increase in long-term debt resulting from our acquisition of Mobitec and increased short-term borrowings.

Our net income tax benefit was $38,138 for the six months ended June 30, 2002, as compared with income tax expense of $54,156 for the six months ended June 30, 2001. In both periods income tax expense in certain foreign jurisdictions was offset by income tax benefits in certain domestic jurisdictions. The income tax benefit for the six months ended June 30,2002 also was favorably impacted by $75,000 for a reduction in the valuation allowance for certain deferred tax assets that were realized during the period.

Liquidity and Capital Resources

As of June 30, 2002, our principal sources of liquidity included cash and cash equivalents of $261,162, trade accounts receivable of $9,745,883, inventories of $8,427,503, short-term bank borrowings of $1,139,499, and trade accounts payable of $7,448,872, providing the Company with net working capital of $8,096,390. Substantially all of the assets are pledged as security for various elements of the long-term debt described below.

Our operating activities provided cash of $32,180 and $875,063 during the quarters ended June 30, 2002 and 2001, respectively. For the quarter ended June 30, 2002, the operating income of $441,107 and decrease in inventories $558,499 was offset by an increase in accounts receivable of $1,362,715. For the quarter ended June 30, 2001, the increase in accounts receivable of $322,610 was offset by the operating profit of $202,195, the increase in accounts payable of $364,772 and decrease in other assets of $418,393. Working capital requirements will increase with growth in our sales, primarily due to the time span between when we must pay our suppliers and the time we receive payment from our customers.

Our investing activities used cash of $31,207 and $5,419,877 for the quarters ended June 30, 2002 and 2001, respectively. The primary use of cash for the prior year related to the purchase of Mobitec.

Our financing activities generated net cash of $84,639 and $5,684,140 during the quarters ended June 30, 2002 and 2001, respectively. The primary cash provided for the prior year related to the proceeds obtained for the acquisition of Mobitec.

The Company has an asset-based lending agreement (the “Credit Agreement”) with Guarantee Business Credit Corporation that expires August 22, 2003. At June 30, 2002, the Credit Agreement provided up to $11.25 million in borrowing to be used for acquisitions, working capital and general corporate purposes. The working capital (accounts receivable and inventory) borrowing portion of the agreement was limited at June 30, 2002 to a combined maximum limit of $6.25 million. On July 10, 2002, the Credit Agreement was amended to provide up to $11.75 million in borrowing with the working capital portion increasing to $6.75 million. The interest rate on the revolving credit portion of the agreement is the published prime lending rate plus 1.75 percent. Credit extended for acquisitions bears an interest rate of prime plus 2 percent. Outstanding debt under this agreement at June 30, 2002 was $5,900,315. The period ending available collateral based on the value of eligible trade accounts receivable and inventories was $6,378,377, resulting in additional borrowing availability of $478,062. The outstanding debt under this agreement is substantially secured by all U.S.-based assets including the assets of the Company’s subsidiaries.

As amended, the Credit Agreement includes customary covenants and conditions relating to the conduct and operation of the Company’s business. Specifically, as amended, the Credit Agreement limits the payment of dividends on any class of stock to $177,000 annually and subjects the Company to a 1:1 Earnings Before Interest, Taxes, Depreciation and Amortization to interest coverage ratio to be calculated on a quarterly basis. In addition, any acquisition requires approval from the lender. The Company was in compliance with the interest coverage ratio for the quarter ended June 30, 2002.

Mobitec has an agreement with its bank in Sweden from which it may currently borrow up to a maximum of 10,000,000 krona (SEK) or $1,089,147. At June 30, 2002, 8,895,998 krona (SEK) or $968,905 was outstanding, resulting in additional borrowing availability of 1,104,002 krona (SEK) or $120,242. 3,000,000 krona (SEK) ($326,744) of the 10,000,000 krona (SEK) maximum borrowing is secured by cash on deposit with the bank. The terms of this agreement require payment of an unused credit line fee equal to 0.5 percent of the unused portion and interest at 5 percent of the outstanding balance. This agreement is secured by substantially all assets of Mobitec AB. The agreement expires on December 31, 2002. Upon expiration, the Company expects to renew or replace this agreement with an agreement substantially similar in terms and conditions.

Mobitec also has an agreement with its bank in Sweden from which it may borrow up to 6,000,000 krona (SEK), or $653,488. Based on the availability formula under this agreement, 1,558,117 krona (SEK) or $169,702 was outstanding at June 30, 2002, resulting in additional borrowing availability of 4,441,883 krona (SEK) or $483,786. The line of credit bears interest at 5.1 percent and is collateralized by accounts receivable. The agreement expires on December 31, 2002. Upon expiration, the Company expects to renew or replace this agreement with an agreement substantially similar in terms and conditions.

Long-term debt consists primarily of three notes, the proceeds of which were used to finance the Mobitec acquisition. An unsecured note and obligation in the amount of $2,516,235 are to a shareholder. The unsecured note in the amount of $2,111,235 is payable in full June 28, 2004 with an annual interest of 9% paid quarterly. The obligation balance of $405,000 at June 30, 2002 is due in eight remaining non-interest bearing variable quarterly installments. A term loan from the Company’s Swedish bank dated June 28, 2001 having a balance of 17,600,000 krona (SEK), or $1,916,898, at June 30, 2002 is payable in seventeen remaining quarterly payments of 1,100,000 krona (SEK), or $119,806, at an annual interest rate of 5.35% and is secured by stock of the Swedish holding company and the consolidated subsidiary. A convertible debenture in the amount of $3,000,000 dated June 22, 2001 with an investment funds company is payable in full on June 28, 2008, if not sooner redeemed or converted, with annual interest at 8%. It also provides for monthly principal redemption installments commencing June 27, 2004, each of such installments to be in the dollar amount of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount. The Company was in compliance with the interest coverage ratio for the quarter ended June 30, 2002.

The Company on July 31, 2002 consummated privately negotiated sales of a convertible subordinated debenture to Renaissance Capital Group, shares of its common stock to Lite Vision Corporation, and expects to consummate the sale of an additional convertible subordinated debenture to a private investor in the near future. The first completed transaction included a $1.15 million convertible subordinated debenture through Renaissance Capital Group payable in full on June 29, 2009, if not sooner redeemed, with annual interest at 8%. It also provides for monthly principal redemption installments commencing July 31, 2005, each of such installments to be in the dollar amount of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount. The second completed transaction is a $300,000 sale of 100,000 shares of restricted, unregistered common stock to Lite Vision Corporation. The pending transaction involves a sale of $250,000 convertible subordinated debenture with a private investor that is subject to senior lender approval, which is expected to be completed in August 2002

We intend to improve liquidity by decreasing our consolidated inventory by December 31, 2002, decreasing the average days sales outstanding in trade accounts receivable, securing higher borrowing base availability in trade receivables and inventory availability from our asset based lenders in Europe and the U.S. and pursuing other methods of financing. Further the Company’s investment bankers are examining the Company’s non-core operations and related strategic alliance and divestiture opportunities.

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

We, in the normal course of operations, are involved in several legal actions incidental to our business. In our opinion, the ultimate resolution of these matters will not have a material adverse effect on our financial position.

On February 7, 2001, NextBus Information Systems, Inc, (“NextBus”) a California Corporation, filed suit in the United States District Court for the Northern District of California accusing us of infringing U.S. Patent 6,006,159 (“the 159 patent”). NextBus based the case on a news release of ours and not on an allegedly infringing act. NextBus dismissed that lawsuit without prejudice. However, since we were unsure as to how to proceed in our business and technology development, we filed a complaint for declaratory relief on June 25, 2001, in the United States District Court, Northern District of Texas, Dallas Division, asking the court to interpret the scope of the 159 patent. In reaction, NextBus again sued us in the United States District Court for the Northern District of California, alleging infringement of the 159 Patent and asserting essentially what it had previously said in the earlier dismissed suit. The actions of NextBus named both us and our CEO, David L. Turney, as defendants. Subsequently, the California court dismissed Mr. Turney from the action.

Our action in the United States District Court, Northern District of Texas, Dallas Division, was dismissed by the court, without prejudice on May 6, 2002 finding that it lacked jurisdiction over the matter.

The NextBus action in the United States District Court for the Northern District of California proceeded to hearing on Claims Construction on July 3, 2002. The findings of the Court were substantially consistent with the arguments of our Intellectual Property Counsel. Since we do not have a specific product on the market where, in our opinion, the NextBus patent would have relevance, this matter remains, as it has been since the inception of actions by NextBus, speculative in its entirety. As such, it is not, in our opinion, a matter worthy of litigation or the Court’s time. The Company has made clear that it has no intention of infringing the intellectual property rights of NextBus.

In response to the recent findings of the courts as noted above, we will now attempt to resolve and settle or dismiss the remaining action by NextBus in the United States District Court for the Northern District of California. We have approached legal counsel of NextBus accordingly and are now awaiting a response.

In our opinion, the action of NextBus is, has been, and remains totally without merit. We further believe we have not violated any rights granted to NextBus for the 159 Patent. Our policy is to adhere to all laws and regulations while vigorously defending our rights to pursue commercial applications for our products.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(A)	The annual meeting of shareholders was held May 22, 2002.

(B)	The following were elected directors to hold office for three years, and thereafter, or until their successors are elected and qualified.

	Votes For	Against or Withheld
Stephanie L. Pinson	3,015,373	689,102
Joseph Tang	3,010,635	693,840
Lawrence A. Taylor	3,027,635	676,840
Juliann Tenney	3,016,873	687,602

(C)	To ratify the appointment of McGladrey & Pullen, LLP as independent certified public accountants for the Company;

For	3,016,873
Against	200
Abstain	625
Not voted	686,777

ITEM 5.	OTHER INFORMATION

On August 2, 2002, Digital Recorders, Inc. issued a press release announcing that it has consummated privately negotiated sales of a convertible subordinated debenture to Renaissance Capital Group, shares of its common stock to Lite Vision Corporation, and that it expects to consummate the sale of an additional convertible subordinated debenture to a private investor in the near future. The two completed transactions include a $1.15 million convertible subordinated debenture through Renaissance Capital Group and a $300,000 sale of 100,000 shares of restricted, unregistered common stock to Lite Vision Corporation. The pending transaction involves the sale of a $250,000 convertible subordinated debenture with a private investor that is subject to senior lender approval, which is expected to be completed in August 2002. A copy of the press release is attached to our Form 8-K filing dated August 8, 2002 as Exhibit 99.1, and copies of the definitive agreement governing the consummated sales of securities are attached to our Form 8-K of the same date as Exhibits 99.2, 99.3, 99.4, 99.5 and 99.6.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated herein by this reference:

Exhibit No.	Document

*	3.1	Articles of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC (SEC File No. 33-8270-A
***	3.32	Bylaws of the Company, as amended through December 31, 2001 (incorporated by reference to Appendix XIII to the Company’s Definitive Proxy Statement for the year 2000 filed with the Securities and Exchange Commission (“SEC”) on June 6, 2001)
*	4.1	Form of specimen certificate for Common Stock of the Company (incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC (SEC File No. 33-82870-A)
*	4.2	Form of specimen certificate for Warrants of the Company (incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC (SEC File No. 33-82870-A)
*	4.3	Form of Underwriter’s Warrants to be issued by the Company to the Underwriter (incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC (SEC File No. 33-82870-A)
*	4.4	Warrant Agreement between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC (SEC File No. 33-82870-A)
*	10.1	Incentive Stock Option Plan, adopted April 27, 1993 as amended (incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC (SEC File No. 33-82870-A)
**	10.2	Common Stock Warrant Agreement by and between Robinson Turney International, Inc. and the Company (incorporated by reference to Exhibit 10.26 to the Company’s 10- KSB for the fiscal year ended March 31, 1997 filed with the SEC)
***	10.3	Form of Bodin Warrant Agreement between the Company and Bengt Bodin (incorporated by reference to Appendix III to the Company’s Definitive Proxy Statement for the year 2000 filed with the SEC on June 6, 2001)
***	10.4	Form of Registration Rights Agreement between the Company and Bengt Bodin et al. (incorporated by reference to Appendix IV to the Company’s Definitive Proxy Statement for the year 2000 filed with the SEC on June 6, 2001)
***	10.5	Form of Promissory Note from DRI Europa AB (incorporated by reference to Appendix VI to the Company’s Definitive Proxy Statement for the year 2000 filed with the SEC on June 6, 2001)
***	10.6	Form of Consulting Agreement between the Company and Bengt Bodin (incorporated by reference to Appendix VIII to the Company’s Definitive Proxy Statement for the year 2000 filed with the SEC on June 6, 2001)
**	10.7	Services Agreement, dated April 19, 1996, by and between the Company and Robinson Turney International, Inc. (incorporated by reference to Exhibit 10.22 to the Company’s 10-KSB for the fiscal year ended March 31, 1997 filed with the SEC)
**	10.8	Amendment to April 19, 1996, Services Agreement, dated July 29, 1996, by and between the Company and Robinson Turney International, Inc. (incorporated by reference to Exhibit 10.22.1 to the Company’s 10-KSB for the fiscal year ended March 31, 1997 filed with the SEC)
**	10.9	Exclusive Distribution and Sublicense Agreement, dated June 1, 1996, by and between Robinson Turney International, Inc. and TwinVision Corp. of North America, Inc. (incorporated by reference to Exhibit 10.23 to the Company’s 10-KSB for the fiscal year ended March 31, 1997 filed with the SEC)
**	10.10	Form of Amendment & Supplement to Exclusive Distribution and Sublicense Agreement dated June 1, 1996, by and between Robison Turney International, Inc. and TwinVision Corp. of North America, Inc. (incorporated by reference to Exhibit 10.23.1 to the Company’s 10-KSB for the fiscal year ended March 31, 1997 filed with the SEC)
19

**	10.11	Form of Amendment to 01 June 1996 Exclusive Distribution and Sublicense Agreement, dated June 1, 1996, by and between Robinson Turney International, Inc and TwinVision Corp. of North America, Inc. (incorporated by reference to Exhibit 10.23.2 to the Company’s 10-KSB for the fiscal year ended March 31, 1997 filed with the SEC)
***	10.12	Employment Agreement, dated April 20, 1998, between the Company and David Turney (incorporated by reference to Appendix XIV to the Company’s Definitive Proxy Statement for the year 2000 filed with the SEC on June 6, 2001)
***	10.13	Executive Employment Agreement dated January 1, 1999 between the Company and Larry Hagemann (incorporated by reference to Appendix XV to the Company’s Definitive Proxy Statement for the year 2000 filed with the SEC on June 6, 2001)
***	10.14	Executive Employment Agreement dated January 1, 1999 between the Company and Larry Taylor (incorporated by reference to Appendix XVI to the Company’s Definitive Proxy Statement for the year 2000 filed with the SEC on June 6, 2001)
****	10.15	Form of Office Lease, between the Company and Sterling Plaza Limited Partnership (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10- KSB/A filed with the SEC on May 21, 2001 for the period ended December 31, 2000)
****	10.16	Lease Agreement, between the Company and The Prudential Savings Bank, F.S.B., dated December 18, 1998 (incorporated by reference to Exhibit 10.6.1 to the Company’s Annual Report on Form 10-KSB/A filed with the SEC on May 21, 2001 for the period ended December 31, 2000)
****	10.17	Technology License Agreement, between the Company and The University of Washington (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-KSB/A filed with the SEC on May 21, 2001 for the period ended December 31, 2000)
****	10.18	Dominick & Dominick, LLC Warrant Agreement dated September 21, 2000 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10- KSB/A filed with the SEC on May 21, 2001 for the period ended December 31, 2000)
+	10.19	Secured Revolving Credit Agreement and Credit Facility between the Company, TwinVision, Digital Audio and Fremont Financial Corporation, dated August 23, 1999
+	10.20	Form of Amendment Five dated July 10, 2002 to Secured Revolving Credit Agreement and Credit Facility between the Company, TwinVision, Digital Audio and Guaranty Business Credit Corporation, dated August 23, 1999, attached herewith.
++	10.53	Extended Employment Agreement, dated December 17, 2001, between the Company and David Turney
21	Listing of Subsidiaries of the Company
*	23.1	Consent of Island Appraisals (incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC (SEC File No. 33-82870-A)
+++	99.1	Press Release dated August 2, 2002 announced the completion of two privately negotiated transactions and a third pending, totaling $1.7 million in new investments in the Company. The two completed transactions include a $1.15 million convertible subordinated debenture through Renaissance Capital Group and a $300,000 sale of restricted, unregistered common stock to Lite Vision Corporation. The pending transaction involves a $250,000 convertible subordinated debenture with a private investor that is subject to senior lender approval, which is expected to be complete in August, 2002.
+++	99.2	Convertible Loan Agreement dated as of June 22, 2001, by and among Digital Recorders, Inc., Renaissance US Growth & Income Trust PLC and BFSUS Special Opportunities Trust PLC, and the Renaissance Capital Group, Inc., as agents for the Lenders. (incorporated by reference from the Company’s 8-K, filed with the Securities and Exchange Commission on July 13, 2001
+++	99.3	Form of First Amendment to Convertible Loan Agreement dated as of June 22, 2001, by and among Digital Recorders, Inc., Renaissance US Growth & Income Trust PLC and BFSUS Special Opportunities Trust PLC, and Renaissance Capital Group, In., as agent for the Lenders.
+++	99.4	Form of Digital Recorders, Inc., 8% Convertible Debenture dates July 31, 2002, issued to Frost National Bank, Custodian FBO Renaissance US Growth & Income Trust PLC, Trust No. W00740100.
+++	99.5	Form of Share Purchase Agreement by and between Lite Vision Corporation and Digital Recorders, Inc.
20

+++	99.6	Form of Share Purchase Agreement by and between Lite Vision Corporation and Digital Recorders, Inc.

Legend
*	Incorporated by reference from Exhibit to our Registration on Form SB-2 (SEC File No. 33-82870-A)
**	Incorporated by reference from our Form 10-KSB dated March 31, 1997.
***	Incorporated by reference from our Proxy Statement for its annual meeting for fiscal 2000, filed on June 6, 2001.
****	Incorporated by reference from the Company’s Form 10-KSB/A filed on June 6, 2001.
+	Incorporated by reference to the Company’s Form 8-K, filed on September 8, 1999
++	Incorporated by reference to the Company’s Form 10-KSB filed on March 27, 2002
+++	Incorporated by reference to the Company’s Form 8-K filed on August 8, 2002

(b)	Reports on Form 8-K

(1)	The Company filed a report on Form 8-K on August 8, 2002 announcing that on July 31, 2002, the Company consummated privately negotiated sales of a convertible subordinated debenture to Renaissance Capital Group, shares of its common stock to Lite Vision Corporation, and expects to consummate the sale of an additional convertible subordinated debenture to a private investor in the near future.

21

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL RECORDERS, INC.
Signature:	/S/ DAVID L. TURNEY ——————————————
By:	David L. Turney
Title:	Chairman of the Board, Chief Executive Officer and President
Date:	August 14, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature:	/S/ DAVID L. TURNEY ——————————————
By:	David L. Turney
Title:	Chairman of the Board, Chief Executive Officer, President and Principal Executive Officer
Date:	August 14, 2002

Signature:	/S/ LAWRENCE A. TAYLOR ——————————————
By:	Lawrence A. Taylor
Title:	Chief Financial Officer, Secretary, Principal Financial and Accounting Officer and Director
Date:	August 14, 2002

Signature:	/S/ RUSSELL CLEVELAND ——————————————
By:	Russell Cleveland
Title:	Director
Date:	August 14, 2002

Signature:	/S/ JOHN D. HIGGINS ——————————————
By:	John D. Higgins
Title:	Director
Date:	August 14, 2002

Signature:	/S/ C. JAMES MEESE JR. ——————————————
By:	C. James Meese Jr.
Title:	Director
Date:	August 14, 2002

Signature:	/S/ J. PHILLIPS L. JOHNSTON ——————————————
By:	J. Phillips L. Johnston
Title:	Director
Date:	August 14, 2002

Signature:	/S/ STEPHANIE L. PINSON ——————————————
By:	Stephanie L. Pinson
Title:	Director
Date:	August 14, 2002

Signature:	/S/ JOHN K. PIROTTE ——————————————
By:	John K. Pirotte
Title:	Director
Date:	August 14, 2002

Signature:	/S/ JOSEPH TANG ——————————————
By:	Joseph Tang
Title:	Director
Date:	August 14, 2002

Signature:	/S/ JULIANN TENNEY ——————————————
By:	Juliann Tenney
Title:	Director
Date:	August 14, 2002

22