Form 10-Q/A
period 2002-06-30
DIGITAL RECORDERS INC
filed 2002-08-14
CIK 853695

FORM 10-Q/A

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

The Company has an asset-based lending agreement (the “Credit Agreement”) with Guaranty Business Credit Corporation that expires August 22, 2003. At June 30, 2002, the Credit Agreement provided up to $11.25 million in borrowing to be used for acquisitions, working capital and general corporate purposes. The working capital (accounts receivable and inventory) borrowing portion of the agreement was limited at June 30, 2002 to a combined maximum limit of $6.25 million. On July 10, 2002, the Credit Agreement was amended to provide up to $11.75 million in borrowing with the working capital portion increasing to $6.75 million. The interest rate on the revolving credit portion of the agreement is the published prime lending rate plus 1.75 percent. Credit extended for acquisitions bears an interest rate of prime plus 2 percent. Outstanding debt under this agreement at June 30, 2002 was $5,900,315. The period ending available collateral based on the value of eligible trade accounts receivable and inventories was $6,378,377, resulting in additional borrowing availability of $478,062. The outstanding debt under this agreement is substantially secured by all U.S.-based assets including the assets of the Company’s subsidiaries.

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

Results of Operations

The following table sets forth the percentage of our revenues represented by certain items included in our Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.5	61.9	63.2	62.5

Gross profit	37.5	38.1	36.8	37.5

Operating expenses:
Selling, general and administrative	26.1	26.5	28.8	27.1
Research and development	5.7	7.1	6.7	7.3

Total operating expenses	31 .8	33.6	35.5	34.4

Operating income	5.7	4.5	1.3	3.1
Other expense and interest expense	(2.4)	(1.4)	(2.8)	(1.7)

Income (loss) before income tax benefit (expense)	3.3	3.1	(1 .5	1.4
Income tax benefit (expense)	0.4	(0.7)	0.2	(0.4)

Income (loss) before minority interest in income of
consolidated subsidiary	3.7	2.4	(1.3)	1.0
Minority interest in income of consolidated subsidiary	(0.1)	—	(0.1)	—

Net income (loss)	3.6%	2.4%	(1.4)%	1.0%

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

The Company has an asset-based lending agreement (the “Credit Agreement”) with Guaranty Business Credit Corporation that expires August 22, 2003. At June 30, 2002, the Credit Agreement provided up to $11.25 million in borrowing to be used for acquisitions, working capital and general corporate purposes. The working capital (accounts receivable and inventory) borrowing portion of the agreement was limited at June 30, 2002 to a combined maximum limit of $6.25 million. On July 10, 2002, the Credit Agreement was amended to provide up to $11.75 million in borrowing with the working capital portion increasing to $6.75 million. The interest rate on the revolving credit portion of the agreement is the published prime lending rate plus 1.75 percent. Credit extended for acquisitions bears an interest rate of prime plus 2 percent. Outstanding debt under this agreement at June 30, 2002 was $5,900,315. The period ending available collateral based on the value of eligible trade accounts receivable and inventories was $6,378,377, resulting in additional borrowing availability of $478,062. The outstanding debt under this agreement is substantially secured by all U.S.-based assets including the assets of the Company’s subsidiaries.

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

The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated herein by this reference:

Exhibit No.	Document

*	3.1	Articles of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC (SEC File No. 33-8270-A
***	3.32	Bylaws of the Company, as amended through December 31, 2001 (incorporated by reference to Appendix XIII to the Company’s Definitive Proxy Statement for the year 2000 filed with the Securities and Exchange Commission (“SEC”) on June 6, 2001)
*	4.1	Form of specimen certificate for Common Stock of the Company (incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC (SEC File No. 33-82870-A)
*	4.2	Form of specimen certificate for Warrants of the Company (incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC (SEC File No. 33-82870-A)
*	4.3	Form of Underwriter’s Warrants to be issued by the Company to the Underwriter (incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC (SEC File No. 33-82870-A)
*	4.4	Warrant Agreement between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC (SEC File No. 33-82870-A)
*	10.1	Incentive Stock Option Plan, adopted April 27, 1993 as amended (incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC (SEC File No. 33-82870-A)
**	10.2	Common Stock Warrant Agreement by and between Robinson Turney International, Inc. and the Company (incorporated by reference to Exhibit 10.26 to the Company’s 10- KSB for the fiscal year ended March 31, 1997 filed with the SEC)
***	10.3	Form of Bodin Warrant Agreement between the Company and Bengt Bodin (incorporated by reference to Appendix III to the Company’s Definitive Proxy Statement for the year 2000 filed with the SEC on June 6, 2001)
***	10.4	Form of Registration Rights Agreement between the Company and Bengt Bodin et al. (incorporated by reference to Appendix IV to the Company’s Definitive Proxy Statement for the year 2000 filed with the SEC on June 6, 2001)
***	10.5	Form of Promissory Note from DRI Europa AB (incorporated by reference to Appendix VI to the Company’s Definitive Proxy Statement for the year 2000 filed with the SEC on June 6, 2001)
***	10.6	Form of Consulting Agreement between the Company and Bengt Bodin (incorporated by reference to Appendix VIII to the Company’s Definitive Proxy Statement for the year 2000 filed with the SEC on June 6, 2001)
**	10.7	Services Agreement, dated April 19, 1996, by and between the Company and Robinson Turney International, Inc. (incorporated by reference to Exhibit 10.22 to the Company’s 10-KSB for the fiscal year ended March 31, 1997 filed with the SEC)
**	10.8	Amendment to April 19, 1996, Services Agreement, dated July 29, 1996, by and between the Company and Robinson Turney International, Inc. (incorporated by reference to Exhibit 10.22.1 to the Company’s 10-KSB for the fiscal year ended March 31, 1997 filed with the SEC)
**	10.9	Exclusive Distribution and Sublicense Agreement, dated June 1, 1996, by and between Robinson Turney International, Inc. and TwinVision Corp. of North America, Inc. (incorporated by reference to Exhibit 10.23 to the Company’s 10-KSB for the fiscal year ended March 31, 1997 filed with the SEC)
**	10.10	Form of Amendment & Supplement to Exclusive Distribution and Sublicense Agreement dated June 1, 1996, by and between Robison Turney International, Inc. and TwinVision Corp. of North America, Inc. (incorporated by reference to Exhibit 10.23.1 to the Company’s 10-KSB for the fiscal year ended March 31, 1997 filed with the SEC)
19

**	10.11	Form of Amendment to 01 June 1996 Exclusive Distribution and Sublicense Agreement, dated June 1, 1996, by and between Robinson Turney International, Inc and TwinVision Corp. of North America, Inc. (incorporated by reference to Exhibit 10.23.2 to the Company’s 10-KSB for the fiscal year ended March 31, 1997 filed with the SEC)
***	10.12	Employment Agreement, dated April 20, 1998, between the Company and David Turney (incorporated by reference to Appendix XIV to the Company’s Definitive Proxy Statement for the year 2000 filed with the SEC on June 6, 2001)
***	10.13	Executive Employment Agreement dated January 1, 1999 between the Company and Larry Hagemann (incorporated by reference to Appendix XV to the Company’s Definitive Proxy Statement for the year 2000 filed with the SEC on June 6, 2001)
***	10.14	Executive Employment Agreement dated January 1, 1999 between the Company and Larry Taylor (incorporated by reference to Appendix XVI to the Company’s Definitive Proxy Statement for the year 2000 filed with the SEC on June 6, 2001)
****	10.15	Form of Office Lease, between the Company and Sterling Plaza Limited Partnership (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10- KSB/A filed with the SEC on May 21, 2001 for the period ended December 31, 2000)
****	10.16	Lease Agreement, between the Company and The Prudential Savings Bank, F.S.B., dated December 18, 1998 (incorporated by reference to Exhibit 10.6.1 to the Company’s Annual Report on Form 10-KSB/A filed with the SEC on May 21, 2001 for the period ended December 31, 2000)
****	10.17	Technology License Agreement, between the Company and The University of Washington (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-KSB/A filed with the SEC on May 21, 2001 for the period ended December 31, 2000)
****	10.18	Dominick & Dominick, LLC Warrant Agreement dated September 21, 2000 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10- KSB/A filed with the SEC on May 21, 2001 for the period ended December 31, 2000)
+	10.19	Secured Revolving Credit Agreement and Credit Facility between the Company, TwinVision, Digital Audio and Fremont Financial Corporation, dated August 23, 1999
+	10.20	Form of Amendment Five dated July 10, 2002 to Secured Revolving Credit Agreement and Credit Facility between the Company, TwinVision, Digital Audio and Guaranty Business Credit Corporation, dated August 23, 1999, attached herewith.
++	10.53	Extended Employment Agreement, dated December 17, 2001, between the Company and David Turney
21	Listing of Subsidiaries of the Company
*	23.1	Consent of Island Appraisals (incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC (SEC File No. 33-82870-A)
+++	99.1	Press Release dated August 2, 2002 announced the completion of two privately negotiated transactions and a third pending, totaling $1.7 million in new investments in the Company. The two completed transactions include a $1.15 million convertible subordinated debenture through Renaissance Capital Group and a $300,000 sale of restricted, unregistered common stock to Lite Vision Corporation. The pending transaction involves a $250,000 convertible subordinated debenture with a private investor that is subject to senior lender approval, which is expected to be complete in August, 2002.
+++	99.2	Convertible Loan Agreement dated as of June 22, 2001, by and among Digital Recorders, Inc., Renaissance US Growth & Income Trust PLC and BFSUS Special Opportunities Trust PLC, and the Renaissance Capital Group, Inc., as agents for the Lenders. (incorporated by reference from the Company’s 8-K, filed with the Securities and Exchange Commission on July 13, 2001
+++	99.3	Form of First Amendment to Convertible Loan Agreement dated as of June 22, 2001, by and among Digital Recorders, Inc., Renaissance US Growth & Income Trust PLC and BFSUS Special Opportunities Trust PLC, and Renaissance Capital Group, In., as agent for the Lenders.
+++	99.4	Form of Digital Recorders, Inc., 8% Convertible Debenture dates July 31, 2002, issued to Frost National Bank, Custodian FBO Renaissance US Growth & Income Trust PLC, Trust No. W00740100.
+++	99.5	Form of Share Purchase Agreement by and between Lite Vision Corporation and Digital Recorders, Inc.
20

+++	99.6	Form of Share Purchase Agreement by and between Lite Vision Corporation and Digital Recorders, Inc.
99.7	Certificate Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sabanes-Oxley Act of 2002 for David L. Turney, Chief Executive Officer attached herewith.
99.8	Certificate Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sabanes-Oxley Act of 2002 for Lawrence A. Taylor, Chief Financial Officer attached herewith.
Legend
*	Incorporated by reference from Exhibit to our Registration on Form SB-2 (SEC File No. 33-82870-A)
**	Incorporated by reference from our Form 10-KSB dated March 31, 1997.
***	Incorporated by reference from our Proxy Statement for its annual meeting for fiscal 2000, filed on June 6, 2001.
****	Incorporated by reference from the Company’s Form 10-KSB/A filed on June 6, 2001.
+	Incorporated by reference to the Company’s Form 8-K, filed on September 8, 1999
++	Incorporated by reference to the Company’s Form 10-KSB filed on March 27, 2002
+++	Incorporated by reference to the Company’s Form 8-K filed on August 8, 2002

(b)	Reports on Form 8-K

(1)	The Company filed a report on Form 8-K on August 8, 2002 announcing that on July 31, 2002, the Company consummated privately negotiated sales of a convertible subordinated debenture to Renaissance Capital Group, shares of its common stock to Lite Vision Corporation, and expects to consummate the sale of an additional convertible subordinated debenture to a private investor in the near future.

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