Form 10-Q
period 2002-09-30
DIGITAL RECORDERS INC
filed 2002-11-12
CIK 853695

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For The Quarter Ended September 30, 2002

OR

| |	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For The Transition Period From                             To                             .

Commission File Number: 1-13408

DIGITAL RECORDERS, INC. (Name of business issuer in its charter)

North Carolina (State or Other Jurisdiction of Incorporation or Organization)	56-1362926 (I.R.S. Employer Identification No.)

4018 Patriot Drive, Suite 100
Durham, North Carolina 27703
(Address of Principal Executive Offices)

(919) 361-2155
(Issuer’s Telephone Number)

Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Common Stock, $.10 Par Value (Title of Each Class)	The NASDAQ SmallCap Market (SM) Boston Stock Exchange, Inc. (Name of Each Exchange on Which Registered)

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT: NONE

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity
Common stock: 3,804,475 shares outstanding as of November 12, 2002

Index to Consolidated Financial Statements

PART I   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS	PAGE

Consolidated Balance Sheets — September 30, 2002 (Unaudited) and December 31, 2001	3

Consolidated Statements of Operations — Three and Nine Months Ended September 30, 2002 and 2001	4

Consolidated Statements of Cash Flows — Three and Nine Months Ended September 30, 2002 and 2001	5

Notes to Consolidated Financial Statements	6-11

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12-18

PART II   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	19

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS	19

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	19

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	19

ITEM 5. OTHER INFORMATION	20

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	20-22

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2002 (Unaudited)	December 31, 2001 (Note)
Current Assets
Cash and cash equivalents	$ 418,975	$ 510,719
Trade accounts receivable, less allowance for doubtful accounts of $149,156
and $115,158 at September 30, 2002 and December 31, 2001	8,681,341	7,979,713
Other receivables	433,116	225,355
Inventories (Note 3)	8,502,601	8,923,705
Prepaid and other current assets	762,543	361,263

Total current assets	18,798,577	18,000,755

Property and equipment, less accumulated depreciation of $1,332,582
and $1,015,925 at September 30, 2002 and December 31, 2001	1,078,641	1,012,677
Goodwill, less accumulated amortization of $1,075,158 and $1,044,400
at September 30, 2002 and December 31, 2001 (Note 2 and 5)	8,546,544	7,556,655
Intangible assets, less accumulated amortization of $302,910 and $188,656
at September 30, 2002 and December 31, 2001	1,348,370	1,258,567
Deferred tax assets (Note 5)	760,310	847,149
Other assets	119,655	134,346

TOTAL ASSETS	$ 30,652,096	$ 28,810,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Lines of credit (Note 6)	$ 6,662,856	$ 911,694
Current maturities of long-term debt (Note 6)	705,200	541,233
Accounts payable	5,160,030	5,366,826
Accounts payable, related party	1,213,108	1,528,786
Accrued expenses	1,849,760	1,824,227
Deferred tax liabilities	83,712	31,841
Preferred stock dividends payable	88,500	44,250

Total current liabilities	15,763,167	10,248,857

Long-term debt, less current maturities (Note 6)	7,762,366	11,601,020

Series AAA redeemable, convertible, nonvoting preferred stock, $.10 par value,
Liquidation Preference of $5,000 per share (mandatory redemption on
December 31, 2003); 20,000 shares authorized; 354 shares issued
and outstanding at September 30, 2002 and December 31, 2001	1,770,000	1,770,000

Minority interest in consolidated subsidiary	262,819	208,659

Commitments and contingencies
Stockholders’ Equity
Common stock, $.10 par value, 10,000,000 shares authorized; 3,804,475 and 3,704,475 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	380,447	370,447
Additional paid-in capital	12,393,976	12,236,726
Accumulated other comprehensive income (loss) - foreign currency translation	103,046	(415,778)
Accumulated deficit	(7,783,724)	(7,209,782)

Total stockholders’ equity	5,093,745	4,981,613

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 30,652,096	$ 28,810,149

Note: The balance sheet at 12/31/2001 has been derived from the audited financial statements at that date. See accompanying notes to consolidated financial statements 3

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2002	2001	2002	2001
Net sales	$ 11,044,010	$ 10,699,377	$ 32,102,112	$ 26,149,690
Cost of sales	7,295,112	6,662,753	20,602,883	16,320,852

Gross profit	3,748,898	4,036,624	11,499,229	9,828,838

Operating expenses:
Selling, general and administrative	3,192,550	2,895,716	9,260,499	7,075,883
Research and development	516,015	795,278	1,916,070	1,933,443

Total operating expenses	3,708,565	3,690,994	11,176,569	9,009,326

Operating income	40,333	345,630	322,660	819,512

Other expense	(40,524)	(22,383)	(77,963)	(40,608)
Interest expense, net (Note 6)	(289,854)	(260,210)	(841,474)	(503,999)

Total other expense and interest expense	(330,378)	(282,593)	(919,437)	(544,607)

Income (loss) before income tax benefit (expense)	(290,045)	63,037	(596,777)	274,905

Income tax benefit (expense)	38,857	(4,647)	76,995	(58,803)

Income (loss) before minority interest in income of consolidated subsidiary	(251,188)	58,390	(519,782)	216,102

Minority interest in income of consolidated subsidiary	(37,876)	(12,624)	(54,160)	(16,929)

Net income (loss)	(289,064)	45,766	(573,942)	199,173

Preferred stock dividend requirements	(44,250)	(44,250)	(132,750)	(132,750)

Net income (loss) applicable to common shareholders	$ (333,314)	$ 1,516	$ (706,692)	$ 66,423

Earnings per share:
Net income (loss) per share:
Basic	$ (0.09)	$ 0.00	$ (0.19)	$ 0.02

Diluted	$ (0.09)	$ 0.00	$ (0.19)	$ 0.02

Weighted average number of common shares and common equivalent shares outstanding:
Basic	3,769,692	3,704,475	3,726,453	3,425,684

Diluted	3,769,692	3,704,475	3,726,453	3,425,684

See accompanying notes to consolidated financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2002	2001	2002	2001
Cash flows from operating activities:
Net income (loss)	$ (289,064)	$ 45,813	$ (573,942)	$ 199,173
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Reserve for doubtful accounts	42,538	—	32,698	35,000
Depreciation of property and equipment	94,823	91,646	244,720	224,835
Amortization of intangible assets and goodwill	26,298	135,217	93,103	214,013
Minority interest	8,970	16,497	25,254	16,497
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	876,858	808,721	(382,755)	2,910,356
(Increase) decrease in other receivables	(186,160)	82,083	(199,342)	105,708
(Increase) decrease in inventories	(183,622)	(1,870,095)	633,422	(1,846,728)
(Increase) decrease in deferred taxes, net	13,327	—	13,327	(439)
(Increase) in prepaids and other current assets	(254,008)	(185,523)	(407,018)	(233,940)
(Increase) decrease in intangibles	35,334	(374,724)	(24,241)	(173,105)
(Increase) decrease in other assets	(19,458)	(1,962)	23,703	273,428
Increase (decrease) in accounts payable	(997,158)	483,333	(355,903)	533,525
Increase (decrease) in accounts payable, related party	226,973	(544,390)	(15,678)	(695,769)
(Decrease) in accrued expenses	(187,160)	(352,050)	(74,578)	(615,671)

Net cash provided by (used in) operating activities	(791,511)	(1,665,434)	(967,232)	946,883

Cash flows from investing activities:
Purchases of property and equipment	(93,270)	(40,474)	(247,262)	(169,620)
Purchase of Mobitec, net of cash and cash equivalents acquired	—	—	—	(5,570,870)

Net cash used in investing activities	(93,270)	(40,474)	(247,262)	(5,740,490)

Cash flows from financing activities:
Proceeds from short-term bank borrowings	4,098,049	10,730,982	6,629,643	25,524,025
Principal payments on short-term bank borrowings	(3,977,622)	(9,960,550)	(6,317,920)	(25,438,188)
Proceeds from long-term debt and obligations	9,810,916	197,648	17,974,962	5,218,277
Payments on long-term debt and obligations	(8,828,299)	—	(16,200,069)	—
Payment of dividends on preferred stock	(44,250)	(44,250)	(132,750)	(132,750)

Net cash provided by financing activities	1,058,794	923,830	1,953,866	5,171,364

Effect of exchange rate changes on cash and cash equivalents	(16,202)	(88,800)	(831,117)	(174,623)

Net increase (decrease) in cash and cash equivalents	157,811	(870,878)	(91,744)	203,134

Cash and cash equivalents at beginning of period	261,164	1,197,874	510,719	123,862

Cash and cash equivalents at end of period	$ 418,975	$ 326,996	$ 418,975	$ 326,996

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$ 303,929	$ 198,275	$ 780,650	$ 469,731

Cash paid during the period for income taxes	$ 6,815	$ —	$ 40,886	$ —

Issuance of common stock for reduction in trade accounts payable	$ 300,000	$ —	$ 300,000	$ —

See accompanying notes to consolidated financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Unaudited)

(1)	Basis of Presentation and Disclosure

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

The accompanying condensed financial statements and related notes should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2001. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full calendar year.

(2)	New Accounting Pronouncements

On January 1, 2002, the Company adopted SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001, and also specifies the criteria for recognition of intangible assets separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

While amortization of indefinite life intangible assets and goodwill will no longer be reflected as a charge in the Company’s financial statements, amortization related to certain of these intangibles will continue to be deductible for income tax purposes. Amortization expense related to the Company’s goodwill was $121,929 and $180,763 for the three and nine months ended September 30, 2001, respectively. The Company does not have any indefinite life intangible assets.

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

The basic net income (loss) per common share has been computed based upon the weighted average of shares of common stock outstanding. Diluted net income (loss) per common share has been computed based upon the weighted average of shares of common stock outstanding and shares that would have been outstanding assuming the issuance of common stock for all dilutive potential common stock outstanding. The Company’s convertible preferred stock and debt, outstanding stock options, and warrants represent the only dilutive potential common stock outstanding. The amounts of income (loss) used in the calculation of diluted and basic income (loss) per common share were the same for the three and nine months ended September 30, 2002 and 2001. Diluted net income (loss) per common share is equal to the basic net income (loss) per common share for these periods as common equivalent shares from stock options and warrants would not have a dilutive effect because of the loss from continuing operations.

(5)	Translation of Foreign Currency

The local currency of each of the countries of the foreign subsidiaries is considered to be the functional currency. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars net of deferred income tax benefits (liabilities) of ($47,361) and $215,593 at September 30, 2002, and December 31, 2001, respectively, are accumulated as the cumulative translation adjustment included in accumulated comprehensive loss in stockholders’ equity. Realized gains and losses on foreign currency transactions, if any, are included in operations for the period. The most significant foreign currency fluctuation in the balance sheet between December 31, 2001 and September 30, 2002 is attributed to goodwill in the amount of $989,889.

(6)	Lines of Credit and Long-Term Debt

(a) Lines of Credit

The Company has an asset-based lending agreement (the “Credit Agreement”) with Guaranty Business Credit Corporation that expires August 22, 2003. At September 30, 2002, the Credit Agreement provided up to $11.75 million in borrowing to be used for acquisitions, working capital and general corporate purposes. The working capital (accounts receivable and inventory) borrowing portion of the agreement was limited at September 30, 2002 to a combined maximum limit of $6.75 million. The interest rate on the revolving credit portion of the agreement is the published prime lending rate plus 1.75 percent. Credit extended for acquisitions bears an interest rate of prime plus 2 percent. Outstanding debt under this agreement at September 30, 2002 was $5,391,575. The period ending available collateral based on the value of eligible trade accounts receivable and inventories was $5,829,986, resulting in additional borrowing availability of $438,411. The outstanding debt under this agreement is substantially secured by all U.S.-based assets including the assets of the Company’s subsidiaries. The Company expects to renew or replace this credit agreement with a long-term agreement substantially similar in terms and conditions.

As amended, the Credit Agreement includes customary covenants and conditions relating to the conduct and operation of the Company’s business. Specifically, as amended, the Credit Agreement limits the payment of dividends on any class of stock to $177,000 annually and subjects the Company to a 1:1 Earnings Before Interest, Taxes, Depreciation and Amortization to interest coverage ratio to be calculated on a quarterly basis. In addition, any acquisition requires approval from the lender. The Company was not in compliance with the interest coverage ratio for the nine months ended September 30, 2002, but received a waiver from Guaranty Business Credit Corporation.

Mobitec AB, the Company’s wholly owned Swedish subsidiary, has an agreement with its bank in Sweden from which it may currently borrow up to a maximum of 10,000,000 krona (SEK) or $1,080,000. At September 30, 2002, 9,524,451 krona (SEK), or $1,028,642, was outstanding, resulting in additional borrowing availability of 475,549 krona (SEK), or $51,358. The maximum borrowing in the amount of 10,000,000 krona (SEK) is secured by cash on deposit with the bank in the amount of 3,000,000 krona (SEK), or $324,000. The terms of this agreement require payment of an unused credit line fee equal to 0.5 percent of the unused portion and interest at 5 percent of the outstanding balance. This agreement is secured by substantially all assets of Mobitec AB. The agreement expires on December 31, 2002. The Company expects to renew or replace this credit agreement with an agreement substantially similar in terms and conditions.

Mobitec AB also has an agreement with its bank in Sweden from which it may borrow up to 6,000,000 krona (SEK), or $648,000. Based on the availability formula under this agreement, 2,246,648 krona (SEK), or $242,639, was outstanding at September 30, 2002, resulting in additional borrowing availability of 3,753,352 krona (SEK), or $405,361. The line of credit bears interest at 5.1 percent and is collateralized by accounts receivable. The agreement expires on December 31, 2002. The Company expects to renew or replace this credit agreement with an agreement substantially similar in terms and conditions.

Lines of credit at September 30, 2002 and December 31, 2001 consist of the following:

	September 30, 2002		December 31, 2001
Credit line with Guaranty Business Credit Corporation, dated
August 23, 1999, payable in full August 22, 2003, secured by accounts receivable, inventory and all assets of the U.S. based
domestic entities of the Company	$5,391,575	*	$ —

Line of credit with Swedish bank dated December 31, 2001,
secured by assets of the Swedish subsidiary, Mobitec AB,
and a cash deposit, with interest at 5%	1,028,642		760,092

Line of credit with a Swedish bank dated December 31, 2001,
secured by accounts receivable of the Swedish subsidiary,
Mobitec AB, with interest at 5.1%	242,639		151,602

Total lines of credit	$6,662,856		$ 911,694

*	The credit line was reclassified as a current liability at September 30, 2002 due to the expiration date of the agreement being less than one year from the balance sheet date.

(b) Long-Term Debt

Long-term debt consists of the following notes and obligations, the proceeds of which were used to finance the Mobitec acquisition and for working capital requirements.

An unsecured note and obligation in the amount of $2,491,235 are to a shareholder. The unsecured note in the amount of $2,111,235 is payable in full June 28, 2004 with an annual interest of 9% paid quarterly. The obligation balance of $380,000 at September 30, 2002 is due in seven remaining non-interest bearing quarterly payments.

A term loan from the Company’s Swedish bank dated June 28, 2001 having a balance of 16,500,000 krona (SEK), or $1,783,331, at September 30, 2002 is payable in 15 remaining quarterly payments of 1,100,000 krona (SEK), or $118,800, at an annual interest rate of 5.35% and is secured by stock of the Swedish holding company and the consolidated subsidiary.

Two convertible subordinated debentures in the amount of $3,000,000 dated June 22, 2001 and $1,150,000 dated July 31, 2002 are with Renaissance Capital Group. The president of Renaissance Capital Group is a member of the Company’s Board of Directors. The $3,000,000 debenture is payable in full on June 28, 2008, if not sooner redeemed or converted, with annual interest at 8% paid monthly. It also provides for monthly principal redemption installments commencing June 27, 2004, each of such installments to be in the dollar amount of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount. The $1,150,000 debenture is payable in full on June 27, 2009, if not sooner redeemed or converted, with annual interest at 8% paid monthly. It also provides for monthly principal redemption installments commencing July 31, 2005, each of such installments to be in the dollar amount of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount. The Company was not in compliance with the interest coverage ratio for the nine months ended September 30, 2002, but received a waiver from Renaissance Capital Group.

A convertible subordinated debenture in the amount of $250,000 dated August 26, 2002, payable to a stockholder and member of the Board of Directors, due in full August 26, 2009, if not sooner redeemed or converted, with annual interest at 8% paid monthly. It also provides for monthly principal redemption installments commencing August 26, 2005, each of such installments to be in the dollar amount of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount. The Company was not in compliance with the interest coverage ratio for the nine months ended September 30, 2002, but received a waiver from this individual.

Long-term debt at September 30, 2002 and December 31, 2001 consists of the following:

	September 30, 2002		December 31, 2001
Credit line with Guaranty Business Credit Corporation, dated
August 23, 1999, payable in full August 22, 2003, secured by accounts receivable, inventory and all assets of the U.S. based
domestic entities of the Company.	$ —		$ 4,882,842	*

Unsecured note to a stockholder, dated June 28, 2001, payable
in full June 28, 2004, with interest at 9%.	2,111,235		2,111,235

Unsecured obligation to a stockholder dated June 28, 2001,
payable in 12 quarterly installments, with zero interest.	380,000		405,000

Note payable to a Swedish bank, dated June 28, 2001, payable in 20 quarterly installments of $118,800 including interest at
5.35%. Note collateralized by stock of Swedish holding
company and consolidated subsidiary.	1,783,331		1,977,176

Convertible debentures to Renaissance Capital investment
funds, dated June 22, 2001, payable in full June 28, 2008, with
interest at 8%.	2,793,000	**	2,766,000	***

Convertible debentures to Renaissance Capital investment
funds, dated July 31, 2002, payable in full June 27, 2009, with
interest at 8%.	1,150,000		—

Convertible debenture to a director dated August 26, 2002,
payable in full August 26, 2009, with interest at 8%.	250,000		—

Total long-term debt	8,467,566		12,142,253
Less current maturities	705,200		541,233

	$7,762,366		$ 11,601,020

*	The credit line was reclassified as a current liability at September 30, 2002 due to the expiration date of the agreement being less than one year from the balance sheet date.

**	Amounts are net of the value of warrants issued to Renaissance Capital investment funds of $207,000

***	Amounts are net of the value of warrants issued to Renaissance Capital investment funds of $234,000

(7)	Comprehensive Income (Loss)

Comprehensive income (loss) for the three months and nine months ended September 30, 2002 and 2001 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net income (loss)	$(333,314)	$ 1,516	$(706,692)	$ 66,423
Foreign translation adjustment	(216,368)	(88,753)	518,824	(189,098)

Total comprehensive income (loss)	$(549,682)	$(87,237)	$(187,868)	$ (122,675)

(8)	Segment Information

The Company has two principal business segments, based upon differences in products and technology: (1) transportation communications segment, and (2) law enforcement and surveillance segment. The transportation communications segment produces automated announcement and passenger information systems and electronic destination signage products for bus vehicles operated by municipalities, regional transportation districts, and departments of transportation, as well as for bus vehicle manufacturers. The law enforcement and surveillance segment produces digital signal processing products for law enforcement agencies and organizations.

Operating income (loss) for each segment is total sales less operating expenses applicable to the segment. Certain corporate overhead expenses including executive salaries and benefits, public company administrative expenses, legal and audit fees, and interest expense are not included in segment operating income (loss). Segment identifiable assets include accounts receivable, inventories, net property and equipment, net intangible assets and net goodwill. Sales, operating income (loss), identifiable assets, capital expenditures, long-lived assets, depreciation and amortization, and geographic information for the two operating segments are as follows on page 12.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net sales
Transportation products	$ 10,715,823	$ 10,281,851	$ 31,027,697	$ 25,058,204
Law enforcement and surveillance	328,187	417,526	1,074,415	1,091,486

	$ 11,044,010	$ 10,699,377	$ 32,102,112	$ 26,149,690

Income (loss) from operations
Transportation products	$ 1,064,042	$ 1,087,392	$ 3,006,702	$ 2,962,644
Law enforcement and surveillance	(61,682)	17,192	(145,433)	(32,839)
Corporate office and administration	(962,027)	(758,954)	(2,538,609)	(2,110,293)

	$ 40,333	$ 345,630	$ 322,660	$ 819,512

Depreciation and amortization
Transportation products	$ 74,907	$ 169,426	$ 196,687	$ 258,477
Law enforcement and surveillance	5,619	33,412	17,729	105,448
Corporate office and administration	40,595	24,025	123,407	74,923

	$ 121,121	$ 226,863	$ 337,823	$ 438,848

Capital expenditures
Transportation products	$ 16,896	$ 26,599	$ 149,361	$ 115,460
Law enforcement and surveillance	—	11,655	17,387	19,314
Corporate office and administration	76,374	2,220	80,514	34,846

	$ 93,270	$ 40,474	$ 247,262	$ 169,620

Geographic information - net sales
NAFTA	$ 6,942,663	$ 7,576,011	$ 21,113,646	$ 21,352,238
Continental Europe	3,360,105	1,985,463	8,525,721	3,038,375
Pacific and Other	741,242	1,137,903	2,462,745	1,759,077

	$ 11,044,010	$ 10,699,377	$ 32,102,112	$ 26,149,690

	September 30, 2002	December 31, 2001
Identifiable assets
Transportation products	$ 18,425,990	$ 16,237,004
Law enforcement and surveillance	1,776,128	1,763,182
Corporate office and administration	10,449,978	10,809,963

	$ 30,652,096	$ 28,810,149

Long-lived assets
Transportation products	$ 1,030,262	$ 971,048
Law enforcement and surveillance	1,003,026	1,003,167
Corporate office and administration	9,249,921	7,988,030

	$ 11,283,209	$ 9,962,245

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Our transportation communications segment produces products sold worldwide within the passenger information communication industry and market. Sales are transacted with transportation vehicle equipment customers, including: (1) municipalities; (2) regional transportation districts; (3) federal, state, and local departments of transportation; (4) transit agencies; (5) vehicle manufacturers; and (6) public, private, or commercial operators of those vehicles. Our transportation communications segment consists of the following groups:

1.	Digital Recorders established in September 1983 and based in Durham, N.C.;

2.	TwinVision of North America, Inc. in Durham, N.C., a wholly owned subsidiary that we established in May 1996;

3.	DRI Europa AB of Göteborg, Sweden, our wholly owned subsidiary established in February 2001 and consisting of its wholly owned subsidiary, Mobitec Holding AB in Herrljunga, Sweden acquired in June 2001 as well as its subsidiaries in Sweden, Australia, Germany and a 50/50 joint venture in Brazil; and Transit-Media GmbH, our wholly owned subsidiary which we acquired in May 1996 and based in Ettlingen, Germany; and

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

Sales to our customers are characterized by a lengthy sales cycle that generally extends for a period of two to 24 months. In addition, purchases by a majority of our customers are dependent on federal, state and local funding that may vary from year-to-year and quarter-to-quarter. These factors may contribute to significant period-over-period fluctuations in revenue. We attribute our sales growth in this segment to strategic acquisitions, introduction of new products, increased market penetration, competitive prices, strong customer service and growing markets for our products.

We recognize revenue upon shipment of products to customers. Because our operations are characterized by significant research and development expenses preceding product introduction, net sales and certain related expenses may not be recorded in the same period, thereby producing fluctuations in operating results. Our dependence on large contracts and orders, as well as on a small number of relatively large customers or projects, increases the magnitude of fluctuations in operating results particularly on a period-to-period, or period-over-period, comparison basis.

The following discussion provides an analysis of our results of operations and liquidity and capital resources. It should be read in conjunction with our consolidated financial statements and related notes thereto. Operating results of the periods presented were not significantly affected by inflation.

Results of Operations

The following table sets forth the percentage of our revenues represented by certain items included in our Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.1	62.3	64.2	62.4

Gross profit	33.9	37.7	35.8	37.6

Operating expenses:
Selling, general and administrative	28.9	27.1	28.8	27.1
Research and development	4.7	7.4	6.0	7.4

Total operating expenses	33.6	34.5	34.8	34.5

Operating income	0.3	3.2	1.0	3.1
Other expense and interest expense	(3.0)	(2.6)	(2.9)	(2.1)

Income (loss) before income tax benefit (expense)	(2.7)	0.6	(1.9)	1.0
Income tax benefit (expense)	0.4	(0.1)	0.2	(0.2)

Income (loss) before minority interest in income of
consolidated subsidiary	(2.3)	0.5	(1.7)	0.8
Minority interest in income (loss) of consolidated subsidiary	(0.3)	—	(0.2)	—

Net income (loss)	(2.6)%	0.5%	(1.9)%	0.8%

Comparison of Three Months Ended September 30, 2002 and 2001

Our net sales for the quarter ended September 30, 2002 increased $344,633, or 3.22%, from $10,699,377 in 2001 to $11,044,010 in 2002. The increase was primarily the net result of foreign currency fluctuations in the international companies in the transportation communications segment.

For the quarter ended September 30, 2002, sales for our transportation communications segment increased $433,972, or 4.2 percent, from $10,281,851 in 2001 to $10,715,823 in 2002. This increase was primarily attributed to foreign currency fluctuations in international operations. Sales growth in the transportation communications segment will continue to be dependent upon the expansion of new products and technology, as well as our expansion into new geographic areas. Certain product prices have declined moderately in the third quarter of 2002 as compared to the same period last year due to competition in a maturing technology environment. As cost reductions are implemented and new technology products are introduced into the market, we frequently have a long lead-time between when our customers express an interest in our products and an actual order, manufacture and shipment of the product. The efforts we expend in any given period to acquire new customers and sell our products may not translate into additional sales until future periods.

Our gross profit for the quarter ended September 30, 2002 was $3,748,898, a decrease of $287,726, or 7.1 percent, as compared to our gross profit of $4,036,624 in 2001. As a percentage of sales, our gross profit was 33.9 percent of our net sales in 2002 as compared to 37.7 percent during 2001. The decrease in the gross profit percentage was primarily attributed to the lower sales of higher margin systems within the transportation communications segment combined with declining prices in other products as noted above. We believe improvement in our gross profit percentage is dependent upon overall economic and competitive conditions in the transportation sector, introduction of new technology products, and on-going cost reduction programs.

Our selling, general and administrative expenses during the quarter ended September 30, 2002 were $3,192,550, an increase of $296,834, or 10.3 percent, as compared to $2,895,716 for such expenses during 2001. The majority of this increase was primarily attributed to personnel additions and related benefits in both domestic and foreign business units. As a percentage of our sales, these expenses increased from 27.1 percent in 2001 to 28.9 percent in 2002. This increase, as a ratio to sales, in part is attributed to the lower than expected revenue. Management believes that these expenses will decrease as a percentage of sales in future quarters as revenue increases and the existing level of personnel will be able to meet the demands of that higher revenue.

Our research and development expenses for the quarter ended September 30, 2002 were $516,015, a decrease of $279,263, or 35.1 percent, as compared to such expenses of $795,278 in 2001. As a percentage of net sales, these expenses decreased from 7.4 percent in 2001 to 4.7 percent in 2002. The decrease was primarily attributed to higher expenditures in sign system software development in the three months ended September 30, 2001. This category of expenses includes internal engineering personnel and outside engineering expense for software and hardware development, sustaining product engineering as well as new product development. In the longer term, we intend to hold these expenses relatively fixed with expenditures primarily increasing as sales volume increases.

The net change in our operating income for the quarter ended September 30, 2002 was a decrease of $305,297 from $345,630 in 2001 to $40,333 in 2002. This decrease results from the aforementioned explanations.

Our total other expense for the quarter ended September 30, 2002 was $330,378, a net increase in expense of $47,785, as compared to $282,593 for 2001. This increase was primarily the result of higher interest expense due to an increase in long-term debt which was partially offset by lower interest rates.

Our net income tax benefit was $38,857 for the quarter ended September 30, 2002, as compared with the income tax expense of $4,647 for the quarter ended September 30, 2001. In both periods income tax expense in certain foreign jurisdictions was offset by income tax benefits in certain domestic jurisdictions.

Comparison of Nine Months Ended September 30, 2002 and 2001

Our net sales for the nine months ended September 30, 2002 increased $5,952,422, or 22.8%, from $26,149,690 in 2001 to $32,102,112 in 2002. The increase was the result of higher sales in our international operations.

For the nine months ended September 30, 2002, sales for our transportation communications segment increased $5,969,493, or 23.8 percent, from $25,058,204 in 2001 to $31,027,697 in 2002. This results from an increase in international sales of $5,955,796 and increase in domestic sales of $13,697. The increase in international operations is primarily attributed to a full nine months of sales being recorded in 2002 as compared to sales in 2001 for the time from when Mobitec was acquired June 27, 2001 through September 30, 2001. Certain product prices have declined in the nine months of 2002 as compared to the same period last year due to competition. Sales growth in the transportation communications segment will continue to be dependent upon the expansion of new products and technology, as well as our expansion into new geographic areas. We believe our relatively high market share positions in most markets preclude significant sales growth from increased market share. As cost reductions are implemented and new technology products are introduced into the market, we frequently have a long lead-time between when our customers express an interest in our products and an actual order, manufacture and shipment of the product. The efforts we expend in any given period to acquire new customers and sell our products may not translate into additional sales until future periods.

Our gross profit for the nine months ended September 30, 2002 was $11,499,229, an increase of $1,670,461, or 17.0 percent, as compared to our gross profit of $9,828,838 in 2001. As a percentage of sales, our gross profit was 35.8 percent of our net sales in 2002 as compared to 37.6 percent during 2001. International operations contributed $2,763,990 of the increase in gross profit for 2002. This was offset by a decrease of $1,094,537 due to lower margins and lower revenues from certain higher margin products in the domestic transportation communications segment; lower sales of the law enforcement and surveillance segment also contributed to these results. We believe improvement in our gross profit percentage is dependent upon overall economic and competitive conditions in the transportation sector, introduction of new technology products, and on-going cost reduction programs.

Our selling, general and administrative expenses during the nine months ended September 30, 2002 were $9,260,499, an increase of $2,184,616, or 30.9 percent, as compared to $7,075,883 for such expenses during 2001. The majority of this increase was attributed to the acquisition of Mobitec over the prior year nine month period; Mobitec was acquired June 27, 2001. As a percentage of our sales, these expenses increased from 27.1 percent in 2001 to 28.8 percent in 2002. Management believes these expenses will decrease as a percentage of our sales in future periods as the same level of personnel will be able to meet the demands of higher sales revenues.

Our research and development expenses for the nine months ended September 30, 2002 were $1,916,070, a decrease of $17,373, or 0.9 percent, as compared to such expenses of $1,933,443 in 2001. As a percentage of net sales, these expenses decreased from 7.4 percent in 2001 to 6.0 percent in 2002. The decrease was a result of lower outside system software development particularly in the third quarter. This category of expenses includes internal engineering personnel and outside engineering expense for software and hardware development, sustaining product engineering and new product development. In the longer term, we intend to hold these expenses relatively fixed with expenditures primarily increasing as sales volume increases.

The net change in our operating income for the nine months ended September 30, 2002 was a decrease of $496,852 from income of $819,512 in 2001 to $322,660 in 2002. This decrease is explained previously.

Our total other expense for the nine months ended September 30, 2002 was $919,437, a net increase in expense of $374,830 as compared to $544,607 for 2001. This increase was primarily the result of higher interest expense due to an increase in long-term debt which was partially offset by lower interest rates.

Our net income tax benefit was $76,995 for the nine months ended September 30, 2002, as compared with income tax expense of $58,803 for the nine months ended September 30, 2001. In both periods income tax expense in certain foreign jurisdictions was offset by income tax benefits in certain domestic jurisdictions.

Liquidity and Capital Resources

As of September 30, 2002, our principal sources of liquidity included cash and cash equivalents of $418,975, trade accounts receivable of $8,681,341, inventories of $8,502,601, short-term bank and asset based borrowings of $6,662,856, and trade accounts payable of $5,160,030, providing the Company with net working capital of $3,035,410. Substantially all of the assets are pledged as security for various elements of the long-term debt described below.

Our operating activities used cash of $791,511 and $1,665,434 during the quarters ended September 30, 2002 and 2001, respectively. For the quarter ended September 30, 2002, the operating income of $40,333 and decrease in accounts receivable of $876,858 was more than offset by a decrease in accounts payable of $997,158 and accrued expenses of $187,160. The decrease in accounts payable was in part attributed to the issuance of 100,000 shares of common stock on August 22, 2002 at $3.00 per share to Lite Vision Corporation in exchange for the equivalent reduction in trade accounts payable. Increases in inventories, other accounts receivable and prepaid and other current assets were the primary remaining use of funds for the period. For the quarter ended September 30, 2001, the primary use of cash was an increase in inventories of $1,870,095. Operating income of $345,630 and decrease in trade and other accounts receivable of $890,804 was offset by a decrease in accounts payable and accrued expenses of $896,440. Working capital requirements will increase with growth in our sales, primarily due to the timing between when we must pay our suppliers and the time we receive payment from our customers.

Our investing activities used cash of $93,270 and $40,474 for the quarters ended September 30, 2002 and 2001, respectively. The primary use of cash for both periods was for capital expenditures relating to the purchase of computer and office equipment.

Our financing activities generated net cash of $1,058,794 and $923,830 during the quarters ended September 30, 2002 and 2001, respectively. For the quarter ended September 30, 2002, net cash generated primarily resulted from the issuance of long-term debt in the amount of $1,400,000 to fund working capital needs. For the quarter ended September 30, 2001, net cash generated primarily resulted from short-term borrowings for working capital requirements.

The Company has an asset-based lending agreement (the “Credit Agreement”) with Guaranty Business Credit Corporation that expires August 22, 2003. At September 30, 2002, the Credit Agreement provided up to $11.75 million in borrowing to be used for acquisitions, working capital and general corporate purposes. The working capital (accounts receivable and inventory) borrowing portion of the agreement was limited at September 30, 2002 to a combined maximum limit of $6.75 million. The interest rate on the revolving credit portion of the agreement is the published prime lending rate plus 1.75 percent. Credit extended for acquisitions bears an interest rate of prime plus 2 percent. Outstanding debt under this agreement at September 30, 2002 was $5,391,575. The period ending available collateral based on the value of eligible trade accounts receivable and inventories was $5,829,986, resulting in additional borrowing availability of $438,411. The outstanding debt under this agreement is substantially secured by all U.S.-based assets including the assets of the Company’s subsidiaries. The Company expects to renew or replace this credit agreement with a long-term agreement substantially similar in terms and conditions.

As amended, the Credit Agreement includes customary covenants and conditions relating to the conduct and operation of the Company’s business. Specifically, as amended, the Credit Agreement limits the payment of dividends on any class of stock to $177,000 annually and subjects the Company to a 1:1 Earnings Before Interest, Taxes, Depreciation and Amortization to interest coverage ratio to be calculated on a quarterly basis. In addition, any acquisition requires approval from the lender. The Company was not in compliance with the interest coverage ratio for the nine months ended September 30, 2002, but received a waiver from Guaranty Business Credit Corporation.

Mobitec AB, our wholly owned Swedish subsidiary, has an agreement with its bank in Sweden from which it may currently borrow up to a maximum of 10,000,000 krona (SEK) or $1,080,000. At September 30, 2002, 9,524,451 krona (SEK), or $1,028,642, was outstanding, resulting in additional borrowing availability of 475,549 krona (SEK), or $51,358. The maximum borrowing in the amount of 10,000,000 krona (SEK) is secured by cash on deposit with the bank in the amount of 3,000,000 krona (SEK), or $324,000. The terms of this agreement require payment of an unused credit line fee equal to 0.5 percent of the unused portion and interest at 5 percent of the outstanding balance. This agreement is secured by substantially all assets of Mobitec AB. The agreement expires on December 31, 2002. The Company expects to renew or replace this credit agreement with an agreement substantially similar in terms and conditions.

Mobitec AB also has an agreement with its bank in Sweden from which it may borrow up to 6,000,000 krona (SEK), or $648,000. Based on the availability formula under this agreement, 2,246,648 krona (SEK), or $242,639, was outstanding at September 30, 2002, resulting in additional borrowing availability of 3,753,352 krona (SEK), or $405,361. The line of credit bears interest at 5.1 percent and is collateralized by accounts receivable. The agreement expires on December 31, 2002. The Company expects to renew or replace this credit agreement with an agreement substantially similar in terms and conditions.

Long-term debt consists of the following notes and obligations, the proceeds of which were used to finance the Mobitec AB acquisition and for working capital requirements.

An unsecured note and obligation in the amount of $2,491,235 are to a shareholder. The unsecured note in the amount of $2,111,235 is payable in full June 28, 2004 with an annual interest of 9% paid quarterly. The obligation balance of $380,000 at September 30, 2002 is due in seven remaining non-interest bearing quarterly payments.

A term loan from the Company’s Swedish bank dated June 28, 2001 having a balance of 16,500,000 krona (SEK), or $1,783,331 at September 30, 2002 is payable in 15 remaining quarterly payments of 1,100,000 krona (SEK), or $118,800, at an annual interest rate of 5.35% and is secured by stock of the Swedish holding company and the consolidated subsidiary.

Two convertible subordinated debentures in the amount of $3,000,000 dated June 22, 2001 and $1,150,000 dated July 31, 2002 are with Renaissance Capital Group. The President of Renaissance Capital Group is a member of the Company’s Board of Directors. The $3,000,000 debenture is payable in full on June 28, 2008, if not sooner redeemed or converted, with annual interest at 8% paid monthly. It also provides for monthly principal redemption installments commencing June 27, 2004, each of such installments to be in the dollar amount of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount. The $1,150,000 debenture is payable in full on June 27, 2009, if not sooner redeemed or converted, with annual interest at 8% paid monthly. It also provides for monthly principal redemption installments commencing July 31, 2005, each of such installments to be in the dollar amount of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount. The Company was not in compliance with the interest coverage ratio for the nine months ended September 30, 2002, but received a waiver from Renaissance Capital Group.

A convertible subordinated debenture in the amount of $250,000 dated August 26, 2002, payable to a stockholder who is also a member of the Board of Directors,due in full August 26, 2009, if not sooner redeemed or converted, with annual interest at 8% paid monthly. It also provides for monthly principal redemption installments commencing August 26, 2005, each of such installments to be in the dollar amount of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount. The Company was not in compliance with the interest coverage ratio for the nine months ended September 30, 2002, but received a waiver from this individual.

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

Forward-Looking Statements

The statements contained in this Report on Form 10-Q and other SEC Filings and public disclosures of the Company that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, beliefs, goals, objectives, intentions or strategies regarding the future. Forward-looking statements include statements regarding: (1) our expectations that the percentage of buses with automatic voice systems will increase over the next few years, our belief that future acquisitions, new relationships and pilot projects may enable us to accelerate growth, our expectation that we will be able to integrate certain licensed technologies into our products, our commitment to continued enhancement of all of our products, our expectation that certain products will continue to be enhanced and that such enhancements should increase our ability to integrate those products with other technologies, and our belief that a convergence of core technologies, combined with other factors, will justify high levels of research and development costs, all under Item 1 hereof; and (2) our belief that continued high sales growth depends upon expansion of new products, technology and geographic territories, our expectations that the term portion of our Credit Facility will be used for certain purposes, our belief that investing expenditures will not change significantly in 2002, our belief that a combination of borrowing under our Credit Facility will provide necessary liquidity and capital to satisfy our needs other than for acquisitions, all under Item 6 hereof. All forward-looking statements included in this document are based on information available on the date hereof and we assume no obligation to update any such forward-looking statements. It is important to note our actual results could differ materially from those in such forward-looking statements. You should consult the risk factors listed from time to time in the Company’s Reports in Forms 10-Q, Form 8-K and the Company’s Annual Report to Stockholders.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We, in the normal course of operations, are involved in legal actions incidental to our business. In our opinion, the ultimate resolution of these matters will not have a material adverse effect on our financial position. We comment in the following on any such actions that, while such as in our opinion will not have a material adverse effect on our financial position, could nonetheless still be of interest to investors or which might be misunderstood.

On February 7, 2001, NextBus Information Systems, Inc, (“NextBus”) a California Corporation, filed suit in the United States District Court for the Northern District of California accusing us of infringing U.S. Patent 6,006,159 (“the 159 patent”). NextBus based the case on a news release of ours and not on an allegedly infringing act. NextBus dismissed that lawsuit without prejudice. However, we were thus left unsure as to how to proceed in our business and technology development. Therefore, we filed a complaint for declaratory relief on June 25, 2001, in the United States District Court, Northern District of Texas, Dallas Division, asking the court to interpret the scope of the 159 patent. In reaction, NextBus again sued us in the United States District Court for the Northern District of California, alleging infringement of the 159 Patent and asserting essentially what it had previously said in the earlier dismissed suit. The actions of NextBus named both us and our CEO, David L. Turney, as defendants. Subsequently, the California court dismissed Mr. Turney from the action.

Our action in the United States District Court, Northern District of Texas, Dallas Division, was dismissed by the court, without prejudice, on May 6, 2002 finding that it lacked jurisdiction over the matter.

The NextBus action in the United States District Court for the Northern District of California proceeded to hearing on Claims Construction on July 3, 2002. The findings of the Court were substantially consistent with the arguments of our intellectual property counsel. However, absent action by NextBus to dismiss this suit in light of the court’s findings, this matter could proceed to discovery and court action in the near future.

In response to the recent findings of the courts as noted above, we are now attempting to resolve and settle or dismiss the remaining action by NextBus in the United States District Court for the Northern District of California. To that end, we have met with NextBus officials and are now in discussion as to how to resolve this matter. We do not expect that resolution, in any event, if ultimately entered and agreed, to have any adverse bearing upon our business conduct, market or product development plans.

In our opinion, the action of NextBus is, has been, and remains totally without merit. We further believe we have not violated any rights granted to NextBus for the 159 Patent. The Company has made clear that it has no intention of infringing the intellectual property rights of NextBus. Our policy is to adhere to all laws and regulations. At the same time we also vigorously defend our rights to pursue commercial applications for our products.

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

NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated herein by this reference:

Exhibit No.	Document
*	3.1	Articles of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC (SEC File No. 33-8270-A

***	3.32	Bylaws of the Company, as amended through December 31, 2001 (incorporated by reference to Appendix XIII to the Company’s Definitive Proxy Statement for the year 2000 filed with the Securities and Exchange Commission (“SEC”) on June 6, 2001)

*	4.1	Form of specimen certificate for Common Stock of the Company (incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC (SEC File No. 33-82870-A)

*	4.2	Form of specimen certificate for Warrants of the Company (incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC (SEC File No. 33-82870-A)

*	4.3	Form of Underwriter’s Warrants to be issued by the Company to the Underwriter (incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC (SEC File No. 33-82870-A)

*	4.4	Warrant Agreement between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC (SEC File No. 33-82870-A)

*	10.1	Incentive Stock Option Plan, adopted April 27, 1993 as amended (incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC (SEC File No. 33-82870-A)

**	10.2	Common Stock Warrant Agreement by and between Robinson Turney International, Inc. and the Company (incorporated by reference to Exhibit 10.26 to the Company’s 10-KSB for the fiscal year ended March 31, 1997 filed with the SEC)

***	10.3	Form of Bodin Warrant Agreement between the Company and Bengt Bodin (incorporated by reference to Appendix III to the Company’s Definitive Proxy Statement for the year 2000 filed with the SEC on June 6, 2001)

***	10.4	Form of Registration Rights Agreement between the Company and Bengt Bodin et al. (incorporated by reference to Appendix IV to the Company’s Definitive Proxy Statement for the year 2000 filed with the SEC on June 6, 2001)

***	10.5	Form of Promissory Note from DRI Europa AB (incorporated by reference to Appendix VI to the Company’s Definitive Proxy Statement for the year 2000 filed with the SEC on June 6, 2001)

***	10.6	Form of Consulting Agreement between the Company and Bengt Bodin (incorporated by reference to Appendix VIII to the Company’s Definitive Proxy Statement for the year 2000 filed with the SEC on June 6, 2001)

**	10.7	Services Agreement, dated April 19, 1996, by and between the Company and Robinson Turney International, Inc. (incorporated by reference to Exhibit 10.22 to the Company’s 10-KSB for the fiscal year ended March 31, 1997 filed with the SEC)

**	10.8	Amendment to April 19, 1996, Services Agreement, dated July 29, 1996, by and between the Company and Robinson Turney International, Inc. (incorporated by reference to Exhibit 10.22.1 to the Company’s 10-KSB for the fiscal year ended March 31, 1997 filed with the SEC)

**	10.9	Exclusive Distribution and Sublicense Agreement, dated June 1, 1996, by and between Robinson Turney International, Inc. and TwinVision Corp. of North America, Inc. (incorporated by reference to Exhibit 10.23 to the Company’s 10-KSB for the fiscal year ended March 31, 1997 filed with the SEC)

**	10.10	Form of Amendment & Supplement to Exclusive Distribution and Sublicense Agreement dated June 1, 1996, by and between Robison Turney International, Inc. and TwinVision Corp. of North America, Inc. (incorporated by reference to Exhibit 10.23.1 to the Company’s 10-KSB for the fiscal year ended March 31, 1997 filed with the SEC)

**	10.11	Form of Amendment to 01 June 1996 Exclusive Distribution and Sublicense Agreement, dated June 1, 1996, by and between Robinson Turney International, Inc and TwinVision Corp. of North America, Inc. (incorporated by reference to Exhibit 10.23.2 to the Company’s 10-KSB for the fiscal year ended March 31, 1997 filed with the SEC)

***	10.12	Employment Agreement, dated April 20, 1998, between the Company and David Turney (incorporated by reference to Appendix XIV to the Company’s Definitive Proxy Statement for the year 2000 filed with the SEC on June 6, 2001)

***	10.13	Executive Employment Agreement dated January 1, 1999 between the Company and Larry Hagemann (incorporated by reference to Appendix XV to the Company’s Definitive Proxy Statement for the year 2000 filed with the SEC on June 6, 2001)

***	10.14	Executive Employment Agreement dated January 1, 1999 between the Company and Larry Taylor (incorporated by reference to Appendix XVI to the Company’s Definitive Proxy Statement for the year 2000 filed with the SEC on June 6, 2001)

****	10.15	Form of Office Lease, between the Company and Sterling Plaza Limited Partnership (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on
Form 10-KSB/A filed with the SEC on May 21, 2001 for the period ended December 31, 2000)

****	10.16	Lease Agreement, between the Company and The Prudential Savings Bank, F.S.B., dated December 18, 1998 (incorporated by reference to Exhibit 10.6.1 to the Company’s Annual Report on Form 10-KSB/A filed with the SEC on May 21, 2001 for the period ended December 31, 2000)

****	10.17	Technology License Agreement, between the Company and The University of Washington (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-KSB/A filed with the SEC on May 21, 2001 for the period ended December 31, 2000)

****	10.18	Dominick & Dominick, LLC Warrant Agreement dated September 21, 2000 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on
Form 10-KSB/A filed with the SEC on May 21, 2001 for the period ended December 31, 2000)

+	10.19	Secured Revolving Credit Agreement and Credit Facility between the Company, TwinVision, Digital Audio and Fremont Financial Corporation, dated August 23, 1999

+	10.20	Form of Amendment Five dated July 10, 2002 to Secured Revolving Credit Agreement and Credit Facility between the Company, TwinVision, Digital Audio and Guaranty Business Credit Corporation, dated August 23, 1999, attached herewith.

++	10.53	Extended Employment Agreement, dated December 17, 2001, between the Company and David Turney

21	Listing of Subsidiaries of the Company

*	23.1	Consent of Island Appraisals (incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC (SEC File No. 33-82870-A)

+++	99.1	Press Release dated August 2, 2002 announced the completion of two privately negotiated transactions and a third pending, totaling $1,700,000 in new investments in the Company. The two completed transactions include a $1,150,000 convertible subordinated debenture through Renaissance Capital Group and a $300,000 sale of restricted, unregistered common stock to Lite Vision Corporation. The pending transaction involves a $250,000 convertible subordinated debenture with a private investor that is subject to senior lender approval, which is expected to be complete in August 2002.

+++	99.2	Convertible Loan Agreement dated as of June 22, 2001, by and among Digital Recorders, Inc., Renaissance US Growth & Income Trust PLC and BFSUS Special Opportunities Trust PLC, and the Renaissance Capital Group, Inc., as agents for the Lenders. (incorporated by reference from the Company’s 8-K, filed with the Securities and Exchange Commission on July 13, 2001

+++	99.3	Form of First Amendment to Convertible Loan Agreement dated as of June 22, 2001, by and among Digital Recorders, Inc., Renaissance US Growth & Income Trust PLC and BFSUS Special Opportunities Trust PLC, and Renaissance Capital Group, In., as agent for the Lenders.

+++	99.4	Form of Digital Recorders, Inc., 8% Convertible Debenture dates July 31, 2002, issued to Frost National Bank, Custodian FBO Renaissance US Growth & Income Trust PLC, Trust No. W00740100.

+++	99.5	Form of Acknowledgment, Agreement and Reaffirmation of Guarantors dated as of June 27, 2001, by TwinVision of North America, Inc. and Digital Audio Corporation in favor of Renaissance US Growth & Income Trust PLC and BFSUS Special Opportunities Trust PLC.

+++	99.6	Form of Share Purchase Agreement by and between Lite Vision Corporation and Digital Recorders, Inc.

+*	99.7	Certification of David L. Turney, Chief Executive Officer of Digital Recorders, Inc.

+*	99.8	Certification of Lawrence A. Taylor, Chief Financial Officer of Digital Recorders, Inc.

++++	99.1	Form of Loan Agreement dated as of August 26, 2002, by and among Digital Recorders, Inc. and John D. Higgins

++++	99.2	Form of Digital Recorders, Inc., Convertible Debenture dated August 26, 2002, issued to John D. Higgins

++++	99.3	Form of Security Agreement dated as of August 26, 2002, among Digital Recorders, Inc. and John D. Higgins.

++++	99.4	Form of Pledge Agreement dated as of August 26, 2002, between Digital Recorders, Inc. and John D. Higgins.

++++	99.5	Form of Subsidiary Guarantee dated as of August 26, 2002, by Subsidiaries of Digital Recorders, Inc. in favor of John D. Higgins.

++++	99.6	Form of Subsidiary Security Agreement dated as of August 26, 2002, among TwinVision of North America, Inc., Digital Audio Corporation, and John D. Higgins.

Legend

*	Incorporated by reference from Exhibit to our Registration on Form SB-2 (SEC File No. 33-82870-A)

**	Incorporated by reference from our Form 10-KSB dated March 31, 1997.

***	Incorporated by reference from our Proxy Statement for its annual meeting for fiscal 2000, filed on June 6, 2001.

****	Incorporated by reference from the Company’s Form 10-KSB/A filed on June 6, 2001.

+	Incorporated by reference to the Company’s Form 8-K, filed on September 8, 1999

++	Incorporated by reference to the Company’s Form 10-KSB filed on March 27, 2002

+++	Incorporated by reference to the Company’s Form 8-K filed on August 8, 2002

+*	Incorporated by reference to the Company’s Form 8-K filed on August 14, 2002

++++	Incorporated by reference to the Company’s Form 8-K filed on August 30, 2002

(b)	Reports on Form 8-K

NONE 22

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL RECORDERS, INC.

Signature: By: Title: Date:	/S/ DAVID L. TURNEY David L. Turney Chairman of the Board, Chief Executive Officer and President November 12, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature: By: Title: Date:	/S/ DAVID L. TURNEY David L. Turney Chairman of the Board, Chief Executive Officer and President and Principal Executive Officer November 12, 2002

Signature: By: Title: Date:	/S/ LAWRENCE A. TAYLOR Lawrence A. Taylor Chief Financial Officer, Secretary, Principal Financial and Accounting Officer and Director November 12, 2002

Signature: By: Title: Date:	/S/ RUSSELL CLEVELAND, CFA Russell Cleveland, CFA Director November 12, 2002

Signature: By: Title: Date:	/S/ JOHN D. HIGGINS SR John D. Higgins Sr. Director November 12, 2002

Signature: By: Title: Date:	/S/ C. JAMES MEESE JR. C. James Meese Jr. Director November 12, 2002

Signature: By: Title: Date:	/S/ J. PHILLIPS L. JOHNSTON J. Phillips L. Johnston Director November 12, 2002

Signature: By: Title: Date:	/S/ STEPHANIE L. PINSON Stephanie L. Pinson Director November 12, 2002

Signature: By: Title: Date:	/S/ JOHN K. PIROTTE John K. Pirotte Director November 12, 2002

Signature: By: Title: Date:	/S/ JOSEPH TANG Joseph Tang Director November 12, 2002

Signature: By: Title: Date:	/S/ JULIANN TENNEY Juliann Tenney Director November 12, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Digital Recorders, Inc. (the Company) on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on November 12, 2002 (the Report), I, David L. Turney, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

        (1)        The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2)        The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/S/ DAVID L. TURNEY David L. Turney Chief Executive Officer November 12, 2002

State of Texas
County of Dallas

This instrument was acknowledged before on November 12, 2002 by David L. Turney as Chief Executrive Officer of Digital Recorders, Inc.

____________ Personnally known

____________ Produced identification

Type and # of ID ______________________

(Name of Notary)

[GRAPHIC OF CIRCLE] Notary Seal	Notary Public, State of Texas

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Digital Recorders, Inc. (the Company) on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on November 12, 2002 (the Report), I, Lawrence A. Taylor, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

        (1)        The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2)        The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/S/ LAWRENCE A. TAYLOR Lawrence A. Taylor Chief Financial Officer November 12, 2002

State of Texas
County of Dallas

This instrument was acknowledged before on November 12, 2002 by David L. Turney as Chief Executrive Officer of Digital Recorders, Inc.

____________ Personnally known

____________ Produced identification

Type and # of ID ______________________

(Name of Notary)

[GRAPHIC OF CIRCLE] Notary Seal	Notary Public, State of Texas

