Form 10-K
period 2002-12-31
DIGITAL RECORDERS INC
filed 2003-03-31
CIK 853695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file number 1-13408

DIGITAL RECORDERS, INC.
(Exact name of Registrant as specified in its Charter)

North Carolina	56-1362926

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5949 Sherry Lane, Suite 1050
Dallas, Texas 75225
(Address of principal executive offices, Zip Code)

Registrant's telephone number, including area code: (214) 378-8992
Securities registered pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.10 Par Value	The NASDAQ SmallCap Market SM Boston Stock Exchange, Inc.
(Title of Each Class)	(Name of Each Exchange on Which Registered)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes (x) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes () No (x )

The aggregate market value of the voting stock held by non-affiliates of the Registrant as computed by reference to the closing price as reported by Nasdaq on June 28, 2002 of $3.00 per share was approximately $6.9 million.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of March 31, 2003:

Common Stock, par value $.10 per share	3,804,475

(Class of Common Stock)	Number of Shares

Documents incorporated by reference: Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders scheduled for April 30, 2003 are incorporated by reference into Part III.

FORWARD-LOOKING STATEMENTS

The statements contained in this Report on Form 10-K herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, beliefs, goals, objectives, intentions or strategies regarding the future. Forward-looking statements include statements utilizing words such as "anticipate", "expect" or "project" relating to our beliefs with respect to future events and includes statements regarding: (1) our expectations that the percentage of buses with automatic voice systems will increase over the next few years, our belief that future acquisitions, new relationships and pilot projects may enable us to accelerate growth, our expectation that we will be able to integrate certain licensed technologies into our products, our commitment to continued enhancement of all of our products, our expectation that certain products will continue to be enhanced and that such enhancements should increase our ability to integrate those products with other technologies, and our belief that a convergence of core technologies, combined with other factors, will justify high levels of research and development costs; and (2) our belief that continued high sales growth depends upon expansion of new products, technology and geographic territories, our expectations that the term portion of our Credit Facility will be used for certain purposes, our belief that investing expenditures will not change significantly in 2003 and our belief that a combination of borrowing under our Credit Facility will provide necessary liquidity and capital to satisfy our needs.  It is important to note our actual results could differ materially from those contemplated in our forward-looking statements as a result of various factors, including those described in Item 7, Management's Discussion and Analysis under the caption "Factors Affecting Our Business and Prospects". Among other factors, our results will be affected, perhaps materially, by general economic conditions, the availability of national government assistance to local transportation authorities, the adoption and implementation of regulations concerning public transportation services, the plans and prospects of competitors, currency fluctuations and our ability to attract and retain personnel.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Our Business in General

Digital Recorders, Inc. was incorporated in 1983 and we became a public company through an initial public offering in November 1994.  We directly, or through our contractors, design, manufacture, sell, and service information technology and audio surveillance technology products.

We acquired our law enforcement and surveillance subsidiary, Digital Audio Corporation, in 1995.  In 1997 we formed TwinVision of North America, Inc. ("TwinVision") and acquired another startup, Transit-Media GmbH, both of which were focused on electronic destination sign systems.  A change in our senior management in 1998 led to significant growth as we: sought to control product development, bringing it in-house rather than depending on outside consultants and service companies; focused on changes and improvements in our products and services through technology leadership, including more attention to customers' needs and requirements; and emphasized the electronic destination sign system that TwinVision and Transit-Media GmbH provided.  TwinVision and Transit-Media GmbH grew rapidly and, with the June 2001 acquisition of Mobitec AB, these units now represents approximately 70% of our net sales.  With this growth, we have added personnel to all levels and categories including sales personnel, software and hardware engineers, operations managers and personnel, field technicians, hourly assembly and administrative personnel.  See Item 6, Selected Financial Data.

We currently operate through two major business segments. These two business segments are: (1) the transportation communications segment; and (2) the law enforcement and surveillance segment.

Transportation Communications Segment.  Our transportation communications segment produces products sold worldwide within the passenger information communication industry and market. We transact our sales with transportation vehicle equipment customers generally in two broad categories. Those categories are end-user customers and Original Equipment Manufacturers ("OEM").  Our end-user customers include: (1) municipalities; (2) regional transportation districts; (3) federal, state, and local departments of transportation; (4) transit agencies; (5) public, private, or commercial operators of such vehicles; and (6) rental car agencies.  Our OEM customers are the manufacturers of those vehicles.  The relative percentage of sales to end customers as compared to OEM customers varies widely and frequently from period to period and within products and product lines comprising our mix of total revenue in any given period. Our transportation communication segment consists of the following units and wholly owned subsidiaries:

1.	Digital Recorders, our business unit established in September 1983 and based in Durham, N.C.;
2.	RTI, Inc., (Dallas, Texas) acquired in July 1998;
3.

Transit Media-Mobitec GmbH ("Transit Media-Mobitec"), (Ettlingen, Germany).  This business unit consists of our former wholly owned subsidiaries Transit-Media GmbH and Mobitec GmbH that were merged effective January 1, 2002. Transit-Media GmbH was acquired in May 1996 and Mobitec GmbH was acquired in June 2001;

4.	TwinVision of North America, Inc. (Durham, N.C.) established in May 1996;
5.	Mobitec Holding AB ("Mobitec") (Herrljunga, Sweden) acquired in June 2001; and
6.	DRI Europa AB, (Göteborg, Sweden) established in February 2001 in connection with our acquisition of Mobitec.

We supply the transportation vehicle equipment market with automatic voice announcement systems and related services. Our 500C+ Talking Bus® automatic voice systems product includes four core components: (1) a vehicle logic unit (the DR500C+), (2) an Operator Control Unit, (3) an internal light-emitting diode or LED sign, and (4) a global positioning satellite or GPS navigation system. Our Talking Bus® system automatically provides voice announcements about passenger information including next stop, transfer points, route and destination identification, and public service messages. The system enhances service and improves mobility for all passengers, assists compliance with the U.S. Americans with Disabilities Act, and also assists the vehicle operator and fleet management personnel with vehicle management and monitoring. The Talking Bus system integrates with other "intelligent transportation systems" technologies on board the vehicles, such as radios and fare collection equipment. Our customers for the Talking Bus system include transit operating agencies, commercial transportation vehicle operators and manufacturers of those vehicles.

RTI Inc., formerly known as Robinson Turney International, was established in August 1994.  We acquired RTI in 1998 and with it acquired the essence of TwinVision® business development and market capability, as well as an exclusive license to Lite Vision Corporation display technology. RTI is a marketing consultancy devoted to the public transit industry's needs, primarily those of European-based businesses.

We also, either through internal capability or through contractors design, manufacture, sell and service new generations of electronic destination sign systems used worldwide on transit and transportation vehicles. These products are sold under the TwinVision® brand name. Transit-Media, and its successor company, Transit Media - Mobitec GmbH serve the European and Far and Mid-Eastern markets while TwinVision® serves the North American Free Trade Agreement markets, which consist of the United States, Canada, Mexico and other Latin American countries. Customers include transit operating agencies, commercial transportation vehicle operators, and manufacturers of those vehicles.

Originally founded in 1987 and based in Göteborg, Sweden, our Mobitec subsidiary is the largest supplier of electronic destination sign systems in the Nordic markets, which consists of Iceland, Greenland, Sweden, Norway, Denmark and Finland.  Mobitec also has business units in Australia, as well as a joint venture in Brazil. We acquired Mobitec in June 2001.  DRI-Europa AB was established at the time of the Mobitec acquisition to serve as the umbrella organizational structure for our operations in Europe. As a result, Mobitec and Transit Media -Mobitec are part of DRI Europa AB. Together, these subsidiaries serve the European, Middle East, South American, Australian and Asian markets. The Mobitec acquisition significantly expanded our geographical reach and cross-selling opportunities.

Law Enforcement and Surveillance Segment.  Our law enforcement and surveillance segment consists of our wholly owned subsidiary, Digital Audio Corporation ("Digital Audio" or "DAC"), in Raleigh, North Carolina. We acquired Digital Audio in 1995. Digital Audio serves customers in the federal, state, and local law enforcement agencies or organizations in the United States, as well as some of their qualified and eligible counterparts abroad.  It produces a line of digital audio filter systems and tape transcribers used to improve the quality and intelligibility of both live and recorded voices. We market Digital Audio products to various customers, including: (1) U.S. federal, state, and local law enforcement agencies or organizations; (2) U.S. military and intelligence organizations; (3) Comparable national and regional agencies of foreign governments; and (4) Private and industrial security and investigation firms.

An Overview of Our Industry and Markets

The passenger information communications market, served by our transportation communications segment, developed as a result of several forces. More recently, that involved the Americans with Disabilities Act ("ADA"), the Clean Air Act, the Intermodal Surface Transportation Efficiency Act, and Intelligent Transportation Systems initiatives. However, a more fundamental and longer-term impetus for development of this market was the need to provide improved passenger information and customer services to operators and riders of transit and transportation vehicles. The Company's electronic signage and automatic voice announcement systems will provide customers of transit systems with next stop, transfer point, route and destination information and public service announcements. The ADA initially served to accelerate the trend toward such systems by requiring that fixed route transit systems announce major stops and transfer points to assist visually challenged passengers. On the public side of this market, transit operating authorities can normally draw up to approximately 80 percent of funding for equipment purchases from the U.S. Federal Transit Administration ("FTA") with the remainder of product acquisition funding being provided by state and local sources. Typical private operator and privately funded users of our transit communications sector products include rental car shuttle vehicles and tour vehicle operators.

TEA-21, the follow-up legislation to the Intermodal Surface Transportation Efficiency Act, is currently the primary program funding the U.S. public surface transit market at the federal level. TEA-21 is a $41 billion, six-year federal funding initiative. It promotes the development of modern, expanded, intermodal public transit systems nationwide and designates a wide range of tools, services and programs intended to increase the capacity of the nation's mobility systems. While major capital acquisitions can be federally funded as high as the 80 percent range in most instances, overall federal funding in the transportation communications segment market accounts for roughly 20 percent of all funding; the balance comes from a combination of state, local, and fare-box sources.  The TEA-21 federal legislation is now in its final year as enacted. The Company expects TEA-21 to be reauthorized during the coming two-year period.

The automatic voice announcement systems market, served by our Digital Recorders business unit, emerged primarily because of ADA legislation. Our Digital Recorders business unit pioneered development of automatic voice announcement technology. Our Digital Recorders Talking Bus® system met favorable acceptance in terms of concept, design, and technology, as well as in an ADA compliance context. That regulatory-driven acceptance has now grown into a basic customer service issue as the automatic voice systems market matures. We believe that at least  25 percent of all new bus vehicles in North America contained automatic voice systems in 2001 and 2002. We expect this percentage to increase over the next several years as automatic voice systems reduce cost, decrease maintenance expense and complexity, integrate to deliver other features and services and become perceived as a form of customer service.

Our Digital Recorders business unit to date has had minimal international sales, but we believe future acquisitions, cultivating new relationships through Transit Media-Mobitec and Mobitec, as well as pilot projects and alliances established since 1999, may enable Digital Recorders to develop growth in the international market in the future. We believe Digital Recorders has a majority market share in the stand-alone (as opposed to such systems included in larger integrated information system installations) automatic voice announcement systems market in the U.S.

The electronic destination sign market, which is served by Transit Media-Mobitec, TwinVision and Mobitec, is highly competitive and mature with business growth closely tied to overall market size, increased market share, or technological advances. Virtually all transit buses manufactured worldwide have some form of destination sign system, and the percentage of those systems that are electronic is approximately 95 percent in the United States and 70 percent in major international markets.  We believe that TwinVision holds approximately the same level of market share in the United States as its only significant competitor, while Mobitec and Transit Media-Mobitec hold significant market shares internationally. Those market shares vary widely from region to region.  For example, we believe Mobitec has majority market share in Nordic markets and we believe that Transit Media-Mobitec has less than 15% market share in central Europe.

Our Digital Audio subsidiary's market within the law enforcement and surveillance segment consists of government organizations at the local, state, and federal level. Digital Audio also markets its products in North America and approximately 15 foreign countries directly and through a network of dealers. Typically, about 30 percent of Digital Audio sales are to international customers, although that percentage varies widely from period-to-period. Digital Audio digital filter and tape transcriber technology reduces background noises that might otherwise make recorded voice signals unintelligible. Additionally, customers use Digital Audio's products in vibration, acoustic, and communications disciplines in commercial markets.

Our Key Competitors

Most of the markets in which we participate are highly competitive and are subject to technological advances, as well as evolving industry and regulatory standards. We believe the principal competitive factors in all markets we serve include ease of use, after sales service and support, price, the ability to integrate products with other technologies, maintaining leading edge technology and responding to governmental regulation.

In the transportation communications segment, we view Luminator Holding L. P., an operating unit of Mark IV Industries, Inc., as our principal competitor. Clever Devices Ltd. and Meister Electronics, LC, are two of our significant competitors in the domestic automatic voice announce systems market. Numerous other competitors exist in the international market, most tending to primarily serve discrete territories. Of those international competitors, the more noteworthy, comprising the majority of competitive market share holders, are: Brose Infosystems, Apricot, LLE, Hanover Displays, and Gorba. All except Hanover Displays are based in Germany with sales primarily to the European Union market. Hanover is based in the UK with majority market share there as well as sales into selected regions of the continental European market. LLE, Hanover, and Brose all have sales into the international markets outside of Europe although we do not believe they are selling into the USA.

Within the law enforcement and surveillance segment, we believe Digital Audio is the dominant market force among the small number of participants in the industry. Filtering products produced for the commercial sound industry by companies such as AKG Acoustics GmbH are not specifically designed for voice filtering. As a result we do not believe companies manufacturing those products pose significant competition.  We recognize Adaptive Digital Systems, Inc., REI®, and Intelligent Devices as key competitors in a small industry group that compete with similar technologies.

Our Products and Our Product Design

Transportation Communications Segment. Our current transportation communications products include:

1.	DR500C+ Talking Bus® and a replacement technologically advanced product the DR600 recently introduced,
2.

TransitWorks Software Suite that provides modules for customized transit applications including:  Computer Aided Dispatch/Automatic Vehicle Location, Central Recording Station, Wireless Data Exchange, Central Recording Station.

3.	TwinVision® light-emitting diode illuminated flip-dot route destination sign systems,
4.	TwinVision® all-LED route destination sign systems,
5.	TwinVision® Chromatic Series family of color electronic route destination sign systems, and
6.	ELYSE® and Central Recording Station software.

This segment accounted for approximately 96 percent of our net sales in 2002 and 2001 and 97 percent in 2000.

The Digital Recorders Talking Bus® system enables customers to voice-announce transit vehicle stops and other passenger information, such as next stop, transfer point, route and destination information and public service announcements. The system can be used in transit buses, light rail vehicles, trains, subway cars, people movers, monorails, airport vehicles, tour buses, as well as other private and commercial vehicles. Compliant with ADA and industry-recognized standards, the system uses an open architecture, computer-based microprocessor electronics system design that accommodates additional new features and capabilities including interoperability with third-party equipment. The open architecture design permits expansion to customer size requirements and integration with other electronic systems. It offers software downloading or transfer using an industry standard personal computer memory card international association format. Wireless download also is available. This system is designed to meet the severe operating demands of temperature, humidity, shock, vibration and other environmental conditions found in its typical applications, and it is manufactured in an ISO 9002-compliant facility.  Programming is accomplished with our proprietary Central Recording Station hardware and software.

When activated by a vehicle operator or by an automatic trigger such as a Global Positioning Satellite signal, the Talking Bus® system provides a digital audio "next stop" announcement properly timed to the route location. Messages can be in any language. Audio messages are stored in flash memory not requiring battery backup.

Our electronic route destination sign products, which are generally known by the TwinVision® brand name, represent state-of-the-art technology licensed to or pioneered by Transit-Media and TwinVision. The product line includes various models covering essentially all popular applications. These products adhere to ADA requirements and function under industry-recognized standards. They possess an open architecture, microprocessor-based system. The LED-flip-dot product, which we license through our RTI subsidiary, improves distance readability while reducing end-user maintenance expenses. In 2000, TwinVision and Transit-Media introduced an all-LED, solid-state product. The all-LED product dominates sales of these systems in North America while the prior generation "flip-dot" type product accounts for the majority of sales in our European subsidiaries.  As the name implies, this product eliminates mechanical, moving flip-dots, delivering a further enhancement to distance readability and lowered maintenance expenses.

In 2001, TwinVision and Transit-Media introduced the TwinVision® Chromatic Series, TwinVision® Chroma I and TwinVision® Chroma IV, which offer our customers greater color flexibility and message display options for route and destination signage. These products incorporate colorized route capabilities while retaining electronic sign system message display advantages for the color vision impaired. Initial orders for these products were received and delivered in 2002. In 2002, TwinVision introduced additional variations of the Chromatic product line allowing for color capable signs.

Message programming for all these products is accomplished via proprietary ELYSE® software developed by Transit-Media and refined by TwinVision. Programming is accomplished through personal computer memory card international association ("PCMCIA") memory card download and wireless capabilities are available. In 2002, TwinVision finalized the next generation of the ELYSE software to accommodate the advancement to color.

In January 2001, Digital Recorders entered into an exclusive license agreement with the University of Washington to use certain technology developed by the Intelligent Transportation Systems Research program at the University under the names, "BusView" and "MyBus."  The technology, some of which we have integrated with the Digital Recorders Talking Bus® system, enables transit system users to access information via the Internet, such as schedule data about the vehicle they wish to board.  This technology, combined with our internal developments, is extending the product offerings of the company into Automatic Vehicle Location, fleet management, Automatic Vehicle Monitoring and off-vehicle passenger information markets.

Law Enforcement and Surveillance Segment.  Our Digital Audio subsidiary designs, manufactures, markets and sells a line of digital signal processing instruments and digital-tape transcription machines to law enforcement agencies and organizations worldwide. Such recordings often are obscured by humming sounds, room noises, acoustic resonance, muffling, background music, street traffic, and other noises. Digital Audio products make the recordings understandable through a sequence of highly specialized adaptive audio filters. Additionally, in a similar process, Digital Audio products can be used in live real-time applications. Digital Audio products have major computational power with the typical digital filter employing multiple microprocessor devices.

In 2001, Digital Audio began development on four new products to law enforcement, intelligence, military and security markets. Designed to expand our offerings in the areas of audio collection, forensic examination and technical countermeasures applications, the new products included:

1.	SSABR™, a state-of-the-art, covert solid state digital audio recorder;
2.	QuickEnhance QE-10, a new, simplified, digital tape enhancement system for real-time and laboratory use;
3.	UltraScope, an ultrasonic spectrum analyzer for audio countermeasures applications; and
4.	ProbeAmp, a multi-meter/high-gain amplifier for audio countermeasures applications.

This segment accounted for approximately 4 percent of our net sales in 2002 and 2001 and 3 percent in 2000.

In 2002, Digital Audio launched a joint marketing initiative with Avid Technology, Inc. and Ocean Systems to introduce the Digital Audio QuickEnhance™/AS forensic audio suite plug-in, designed to integrate with the Avid Xpress ® video editing system.  The QuickEnhance/AS software is being distributed by Ocean Systems in the U.S. markets and by Matek, Ltd. in the international markets.

In 2002, Digital Audio began the process to change its core Digital Signal Processing ("DSP") development efforts from the Motorola DSP56200 processor to the Texas Instruments C6000 series processor technology.  DSP is the technology which we generally utilize in the majority of our filtering products.  This processor change will allow for an increase in computational speed and resources, increased flexibility in application programming, and longer product life cycles due to improved upgrade paths.

Homeland Security

We view any increase in government funding related to national security, intelligence, and law enforcement initiatives as having the potential to positively influence the opportunity to sell our audio processing solutions.

Our Marketing and Sales Organization

All of our products are marketed on a direct basis by our sales and marketing personnel or through commissioned independent sales agents and dealers, as appropriate for each business unit and subsidiary. Marketing and sales activities employ virtually all commonly used techniques, as well as highly refined relationship and contact selling. Techniques include database marketing, highly selective advertising, direct contact selling, publication of customer newsletters, participation in trade shows and industry conventions and cooperative activities with system integrators. Additionally, Digital Audio utilizes specialized continuing education programs to ensure end-users have multiple opportunities to learn about digital signal processing technology and fully comprehend Digital Audio product operation through hands-on instruction. This continuing education offering is a minor generator of revenue and is primarily used as a marketing tool.

We regularly evaluate alternative modes of promoting and marketing our products and services. Website and Internet-based marketing techniques currently serve to assist marketing and sales efforts although the custom-specification, request-for-quote nature of our served markets does not yet lend itself to full-scale, Internet-driven marketing and sales efforts.

We generate a significant portion of our sales from a relatively small number of key customers, the identity of which may vary from year to year. Our major customers (defined as those customers with sales greater than 10% of total sales) in 2002, 2001 and 2000 were transit bus original equipment manufacturers. In 2002, two major customers accounted for 21.9 percent of our net sales, compared to three major customers accounting for 36.4 percent in 2001 and four major customers accounting for 53.6 percent in 2000. The Company sells its products to a limited, fixed set of customers.  Concentration and credit risk is therefore a function of orders we receive in any given period of time.

Seasonality, Fluctuation in Results

Our sales are not seasonal in nature. However, a significant portion of our sales in each of our product lines are to governments or publicly funded entities. In addition, many of our sales to transit equipment manufacturers are themselves related to sales by those manufacturers to governments or publicly funded entities. However, in general, due to budgetary and funding availability considerations, government purchasing sometimes increases during the last quarter of our fiscal year period.  In the U.S., the federal government and many state/local governments operate on an October - September fiscal year.  Many of our key international government customers operate on an April - March fiscal year.  Also, government agencies have a tendency to purchase infrequently in large quantities, creating uneven demand cycles throughout the year.  This results in sustained periods with little order activity punctuated by brief periods of intense order activity. These factors may combine to give the appearance of "seasonality" when in fact they are an anomaly.  This fluctuation in government related ordering also tends to make our sales patterns uneven period-to-period and period-over-period.

Sales to our customers in both product segments are characterized by lengthy sales cycles that generally extend for a period of two to 24 months. In addition, our sales tend to be made pursuant to larger contracts, contemplating deliveries over months or years. Purchases by a majority of our customers are dependent, directly or indirectly, on federal, state and local funding, either of law enforcement activities or public transportation. Law enforcement agencies are the principal customers for our audio products, while manufactures of transportation equipment, who in turn sell to government agencies or entities dependent on government funding, are the principal customers for our transportation products. Government funding tends to vary significantly from year to year and quarter to quarter.  In addition, government purchases generally involve a longer lead time that might be the case is the public sector, because governments generally are required to make acquisitions through a public bidding process. Finally, when they do make purchases, governments tend to make multi-year commitments particularly where they are acquiring capital equipment. The fact that much of our revenues are derived from relatively large contracts with a small number of customers can result in fluctuations in our revenue, and thus operating results, from period-to-period.

We spend a large amount of money relative to our revenues on research and development, and we believe our continued success depends upon continuing to do so. For example, our research and development activities for all segments amounted to 5.5% of net sales in 2002, 7.1% of net sales in 2001 and 7.7% in 2000. This means we spend significant amounts on product development preceding the period in which sales are recorded for that product. As a result of this high level of research and development spending, we may experience fluctuations in our operating results because costs may be incurred in periods prior to the related or resulting revenues, and because research and development costs fluctuate in accordance with projects undertaken as opposed to being a percentage of revenue or otherwise related to sales. See "Item 1 - Business - Our Research and Development."

Our Research and Development

We are committed to the continued technological enhancement of all of our products and to the development or acquisition of products having related applications, although continued development of any product is dependent upon product acceptance in the market place. Our objective is to develop products that are considered to be high quality, technologically advanced, cost competitive, and capable of capturing a significant share of the applicable market. Product development to an advanced technology product offering stage is one of the primary means by which we differentiate our self from our competition.

We anticipate that technological enhancements to our Talking Bus® system and the TwinVision® electronic route destination sign products will continue in the future. This should enhance our ability to integrate these products with other technologies, reduce unit cost of production, and advance the state-of-the-art in our ongoing program to improve profit margins, and increase available marketable product features as well as increase market share and market penetration.  Our plan to integrate, and expand upon, certain of the technology developed by the University of Washington into the Talking Bus® system will also allow customers to provide Internet access to passenger information. In addition to enhancement of existing products, we currently have totally new generations of products under various stages of development.

In 1996 and 1997, Transit-Media and TwinVision respectively introduced a new generation display element through the TwinVision® LeDot® electronic route destination signs. The new products combined known and proven benefits of LED with improved electromagnetic flip-dot elements to enhance product performance. These enhancements improved distance readability and reduced maintenance expense. This development, under a product display technology licensed to TwinVision and Transit-Media through RTI from Lite Vision Corporation at the time, virtually changed the entire electronic route destination sign industry and quickly became the industry standard. This generation of product has been substantially replaced with other technological advances as noted in the following.

In 2000, Transit-Media and TwinVision again led an industry technology change with the introduction of a low-energy, high-brightness, all-LED display element that eliminated the mechanical, moving flip-dot typically used in prior generations of electronic route destination signs.

TwinVision and Transit-Media introduced the TwinVision® Chromatic Series, TwinVision® Chroma I and TwinVision® Chroma IV, in 2001.  These products offer customers greater color flexibility in message display options for destination signage. They incorporate colorized message display capabilities while retaining electronic sign system message display advantages for the color vision impaired.

Our research and development activities continued in all business segments during 2002.   Research and development expenses were $2,492,428, or 5.5 percent of net sales, in 2002, compared to $2,648,510, or 7.1 percent of net sales, in 2001 and $2,294,620, or 7.7 percent of net sales, in 2000.  During 2002, certain engineering personnel were used in the development of software that met the capitalization criteria of SFAS No. 86, "Capitalization of Software Development Costs", which resulted in recording $185,938 of 2002 costs as an asset that will be amortized as the sales of the software are realized and over a period no longer than three years. Had this amount not been capitalized, research and development expenses for the year ended December 31, 2002 would have been $2,678,366 as compared to $2,648,510 for the year ended December 31, 2001.  Our main research and development projects include Digital Recorder's new on-board platform (vehicle logic unit) for bus automatic vehicle monitoring, automatic vehicle location and automatic vehicle schedule adherence communication systems and programs and Digital Audio Corporation's next generation laboratory system for digital signal processing.  Because we believe that technological advances are necessary to maintain and improve our product lines and thus our market position in a highly competitive, we expect to continue to incur similar levels of research and development in the foreseeable future.

Our Acquisition History

We acquired Digital Audio in 1995.  We also acquired Transit-Media and established TwinVision in 1996 and we acquired RTI in 1998. Our acquisition of Digital Audio increased our revenue and profit, as well as provided us with a leading product line and technology development platform. Our acquisition of Transit-Media provided us an important European market foothold, as well as the origins of the TwinVision® electronic route destination sign technology. Our acquisition of RTI brought us business development and market capability, as well as direct access to and control of a technology license held by RTI and sub-licensed at the time to TwinVision.

We completed our acquisition of Mobitec in June 2001 to grow the Company at an accelerated pace through both internal and external means.  Mobitec is part of DRI Europa AB, our corporate framework for international operations that also includes Transit-Media Mobitec GmbH. Together, these subsidiaries serve the European, Far and Middle Eastern, South American, Australian and Asian markets. The acquisition, which significantly expanded our geographical reach and cross-selling opportunities, had a purchase price of approximately $8.0 million paid in a combination of cash, common stock, warrants, and seller financing.  See Note 2 to our Consolidated Financial Statements set forth elsewhere in this Form 10-K.

Our Manufacturing Operations

Our principal supplier for the Digital Recorders business unit, CEA of North Carolina, is a contract-manufacturing firm that produces Digital Recorders-designed equipment.  Digital Recorders also performs part of its assembly work in-house. We believe our relationship with CEA is good. Although we are dependent upon CEA to manufacture products for us, there are a number of contract manufacturers domestically and internationally who could perform the service CEA currently provides if CEA were unable or unwilling to continue to do so.

TwinVision and Transit-Media Mobitec purchases display components and assemblies for electronic route destination sign systems from Lite Vision Corporation in Taiwan, the Republic of China, Meccanica UGO Amelie in Impruneta, Italy and Superior Manufacturing Services in West Virginia. Lite Vision is one of our major stockholders, holding approximately 13.1 percent of our outstanding common stock.  We purchased from Lite Vision approximately $3.5 million, $4.4 million and $6.7 million during 2002, 2001 and 2000, respectively.  We have contracts with domestic and foreign electronic manufacturing and/or contract assembly firms to assemble these components and assemblies. Domestic production is compliant with  "Buy-America" regulations.  In 2002, TwinVision moved part of its assembly process in-house.

Digital Audio subsidiary manufactures or assembles its products internally. Printed circuit board components and enclosures are purchased from well-established vendors and small local suppliers.  Digital Audio typically works with ISO-certified suppliers.

Mobitec purchases raw materials and components and assembles the majority of its products in Herrljunga, Sweden. These materials are purchased from suppliers not situated in high-risk areas and include Sweden, Czech Republic, and Germany.

Our Customer Service

We believe our commitment to customer service has enhanced the customer's view of our company as compared to our competition. Our plan has been to continue to define/refine the sustainable competitive advantage through a service-oriented organization.

Our Proprietary Rights

We currently rely upon a combination of patents, copyrights, alliances, trade secrets, nondisclosure agreements, and licensing agreements to establish and protect our ownership of, and access to, proprietary and intellectual property rights. Our attempt to keep the results of our research and development efforts proprietary may not be able to prevent others from using some or all of such information or technology.  In addition, by "designing around" our intellectual property rights, our competitors may be able to offer the same functionality provided by our products without violating our intellectual property rights. We have licenses to certain intellectual property rights under which the TwinVision® products are produced. We have registered our Digital Recorders®, Talking Bus® and TwinVision® trademarks, logos, slogans, by-lines, and trade names with the U.S. Patent and Trademark Office.

We intend to pursue new patents and other intellectual property rights protection covering new technologies and developments on an on-going basis. We also intend to maintain the integrity of our service marks, trade names and trademarks and other proprietary names and protect them from unauthorized use, infringement and unfair competition.

Our Employees

As of March 1, 2003, we employed 149 people, of which 80 were employed domestically and 69 were employed internationally.  Our employees were deployed as follows; 53 were in operations, 28 were in engineering, 35 were in sales and marketing and 33 were in administration.  Although European subsidiaries include some limited work-place agreements, our employees are not covered by any collective bargaining agreements and we believe that our employee relations are good.

ITEM 2. DESCRIPTION OF PROPERTY

We have three real property lease agreements within the United States and five real property lease agreements elsewhere.  The location, leased area (in square feet or square meters), use, monthly rent and lease expiration, are as follows:

City and State	Country	Area		USE		Monthly Rent	Expiration

Durham, NC	USA	18,484	sf	Office, Service and Repair, warehouse and assembly	(a),(c)	$13,486-17,083	March 2008
Raleigh, NC	USA	4,627	sf	Office and assembly	(b)	5,013	Month-to-Month
Dallas, TX	USA	3,000	sf	Office	(c)	4,350	March 2004
Peakhurst	Australia	271	sm	Office	(a)	2,050	November 2003
Caxias do Sul	Brazil	88	sm	Office and assembly	(a)	1,131	Open ended
Weinstadt	Germany	128	sm	Office	(a)	1,045	March 2004
Herrljunga	Sweden	2,000	sf	Office, warehouse and assembly	(a),(d)	8,479	March 2006
Ettlingen	Germany	242	sm	Office	(a)	2,173	March 2007

(a) Used by transportation communications segment
(b) Used by law enforcement and surveillance segment
(c) Used by administration - U.S. corporate
(d) Used by administration - international

We believe that our current facilities are adequate and suitable for our current and foreseeable use, absent acquisition. We believe additional office and manufacturing space will be available in, or near, our existing facilities at a cost approximately equivalent to, or slightly higher than, rentals currently paid, if needed, for our existing facilities.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of operations, we are involved from time to time in legal actions incidental to our business. In our opinion, the ultimate resolution of these matters will not have a material adverse effect upon our financial position.

On February 7, 2001, NextBus Information Systems, Inc, ("NextBus") a California corporation, filed suit in the United States District Court for the Northern District of California accusing us of infringing U.S. Patent 6,006,159 ("the 159 patent") and sought injunctive relief as well as damages. NextBus had based their case on a news release of ours and not on an allegedly infringing act. In response we filed a complaint for declaratory relief on June 25, 2001, in the United States District Court, Northern District of Texas, Dallas Division, asking the court to interpret the scope of the 159 patent. The NextBus action in the United States District Court for the Northern District of California proceeded to hearing on July 3, 2002.  On January 21, 2003 we settled the matter and, as a result, we will market our own predictive product.  Under the settlement agreement both parties agreed to bear their own expenses in the litigation, and no settlement consideration was paid.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the shareholders during the fourth quarter of 2002.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the NASDAQ Small Cap Market under the symbol "TBUS" and on the Boston Stock Exchange under the symbol "TBU." The following table sets forth the range of high and low closing bid prices, as reported by the Nasdaq SmallCap Market, from January 1, 2001 through December 31, 2002. The prices set forth reflect inter-dealer quotations, without retail markups, markdowns or commissions, and do not necessarily represent actual transactions.

2001		High	Low

	First Quarter	$2.38	$1.56
	Second Quarter	2.60	1.61
	Third Quarter	2.47	1.88
	Fourth Quarter	2.75	2.01

2002

	First Quarter	$3.50	$2.40
	Second Quarter	3.65	2.30
	Third Quarter	3.05	2.14
	Fourth Quarter	2.62	2.00

We estimate that, as of March 1, 2003 there are approximately 900 record holders of common stock of the Company.

We have not paid cash dividends on our common stock nor do we anticipate doing so in the foreseeable future.  In addition, our current credit facilities restrict the payment of dividends upon any class of stock to $177,000 annually which is the dividend paid on our series AAA Preferred stock.

Equity Compensation Plan Information

The following table provides information as of the end of 2002, with respect to all compensation plans and individual compensation arrangements of the Company under which equity securities of the Company are authorized for issuance to employees or non-employees:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Incentive Stock Option Plan (an equity compensation plan approved by the Shareholders)	980,000	$2.70	$ -

Issuance of Unregistered Securities

Each issuance set forth below was made in reliance upon the exemptions from registration requirements of the Securities Act of 1933, as amended, contained in Section 4(2) on the basis that such transactions did not involve a public offering.  We determined that the purchasers of securities described below were sophisticated investors who had the financial ability to assume the risk of their investment in our securities and acquired such securities for their own account and not with a view to any distribution thereof to the public. The certificates evidencing the securities bear legends stating that the securities are not to be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Exchange Act of 1933 or an exemption from such registration requirements.

In July 2002 the Company issued $300,000 of restricted, unregistered common stock to Lite Vision Corporation ("Lite Vision"), a Taiwan-based company, in exchange for a reduction of the same amount in their accounts payable balance. Lite Vision holds 13.1 percent of the outstanding shares of common stock. We purchase electronic components supporting our transportation communications segment from Lite Vision.

On August 2, 2002, we completed a privately negotiated sale of $1.15 million of convertible subordinated debentures through funds managed by Dallas-based Renaissance Capital Group.  Russell C. Cleveland, Renaissance Capital Group's President and Chief Executive Officer, serves on our Board of Directors.  In June 2001, prior to Mr. Cleveland's involvement as one of our directors, we issued convertible debentures in the amount of $3 million (the "2001 Debentures") to Renaissance Capital Group containing substantially the same terms as the convertible debentures issued in 2002.

On August 26, 2002, we completed a privately negotiated sale of a $250,000 convertible subordinated debenture to John D. Higgins, a private investor and one of our directors.  Mr. Higgins received a closing fee of $5,850 related to the $250,000 convertible subordinated debenture and Renaissance Capital Group received a closing fee of $17,250 related to the $1.15 million convertible subordinated debentures.

Each of the convertible debentures has a seven-year term, 8 percent interest rate, and, subject to Shareholder ratification at the 2003 Annual Meeting of Shareholders (see Proposal Four in our 2003 proxy statement for the Annual Meeting), is initially convertible into the Company's Common Stock at $2 per share (the "Conversion Price"). The Conversion Price is subject to adjustment in the event the Company issues shares at less than the Conversion Price and in the event of stock splits and subdivisions, and stock dividends. At the current Conversion Price, the Renaissance Capital Group funds' subordinated debentures would convert into 575,000 shares or 13 percent of the Company's outstanding Common Stock after the conversion and Mr. Higgins' subordinated convertible debentures would convert into 125,000 shares or 3 percent of the Company's outstanding Common Stock after the conversion. In the event the conversion price adjusted downward more shares would be issued. In the event that the Shareholders do not ratify the issuance of the convertible debentures, the holders of the convertible subordinated debentures shall have the right to cause us to redeem the debentures for an amount of the principal amount of the debentures plus accrued and unpaid interest.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below as of and for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 has been derived from our audited consolidated financial statements. This information should be read in conjunction with "Item 1. Description of Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as the audited consolidated financial statements and notes thereto included in "Item 8. Financial Statements and Supplementary Data".

On June 28, 2001, the Company and its wholly owned subsidiary, DRI Europa AB, acquired all of the outstanding stock of Mobitec, a Swedish manufacturer of electronic route destination sign systems. The acquisition has been accounted for as a purchase and the results of the Mobitec operations since the date of acquisition are included in the consolidated financial statements.  We experienced significant growth between 2000 and 2002 primarily due to our acquisition strategy. Therefore, we may not experience the same rate of growth in 2003.

Statements of Operations Data:
	YEARS ENDED DECEMBER 31,

	2002	2001	2000	1999	1998

Net sales	$45,137,986	$37,215,352	$29,886,168	$22,441,234	$14,239,251
Gross profit	16,274,994	13,825,786	10,905,599	7,886,100	5,621,236

Operating income (loss)	724,218	418,843	232,754	(283,029)	(1,189,205)
Net loss applicable to common
shareholders	(366,503)	(61,735)	(456,463)	(776,572)	(234,496)
Net loss applicable to common
shareholders per common share
Basic	$(0.10)	$(0.02)	$(0.14)	$(0.24)	$(0.08)
Diluted	$(0.10)	$(0.02)	$(0.14)	$(0.24)	$(0.08)
Weighted average number of common shares
and common equivalent shares outstanding:
Basic	3,746,119	3,495,954	3,274,108	3,274,075	2,962,294

Diluted	3,746,119	3,495,954	3,274,108	3,274,075	2,962,294

	DECEMBER 31,

Balance Sheet Data:	2002	2001	2000	1999	1998

Current assets	$20,177,571	$18,000,755	$15,515,456	$10,971,984	$8,310,544
Total assets	33,383,186	28,810,149	17,820,225	13,184,573	10,291,450
Current liabilities	17,855,617	10,248,857	12,217,721	7,034,938	3,176,804
Long term debt	7,737,940	11,601,020	-	-	-
"AAA" preferred stock	1,770,000	1,770,000	1,770,000	1,770,000	1,770,000
Minority interest	267,566	208,659	-	-	-
Stockholders' equity	5,752,063	4,981,613	3,832,504	4,379,635	5,344,646

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT ARE IN ITEM 8 OF THIS DOCUMENT.

Business - General

We directly or through contractors, design, manufacture, sell, and service information technology and audio surveillance technology products through two major business segments. These two business segments are: (1) the transportation communications segment; and (2) the law enforcement and surveillance segment.  While service is a significant aspect of our marketing strategy, it is not yet a material generator of revenue and was approximately 1% to 2% of net sales for the years ended December 31, 2002, 2001 and 2000.

Our transportation communications segment produces products sold worldwide within the passenger information communication industry and market. We transact our sales with transportation vehicle equipment customers generally in two broad categories. Those categories are firstly end customers including (1) municipalities; (2) regional transportation districts; (3) federal, state, and local departments of transportation; (4) transit agencies; (5) public, private, or commercial operators of such vehicles; and (6) rental car agencies; and secondly, Original Equipment Manufacturers ("OEM") of those vehicles.  The relative percentage of sales to end customers as compared to OEM customers varies widely and frequently from period to period and within products and product lines comprising our mix of total revenue in any given period.

Our law enforcement and surveillance segment serves customers in the U.S. federal, state, and local law enforcement agencies or organizations, as well as their counterparts abroad.  We produce a line of digital audio filter systems and tape transcribers used to improve the quality and intelligibility of both live and recorded voices. We market our law enforcement and surveillance products domestically and internationally to law enforcement entities and other customers in or support of government organizations.

Sales to our customers are characterized by a lengthy sales cycle that generally extends for a period of two to 24 months. In addition, purchases by a majority of our customers are dependent upon federal, state and local funding that may vary from year to year and quarter to quarter.

We recognize product revenue upon shipment of products to customers and service revenue upon completion of the service. Because our operations are characterized by significant research and development expenses preceding product introduction, net sales and certain related expenses may not be recorded in the same period, thereby producing fluctuations in operating results. Our dependence upon large contracts and orders, as well as upon a small number of relatively large customers or projects, increases the magnitude of fluctuations in operating results particularly on a period to period, or period over period, comparison basis. For a more complete description of our business, including a description of our products, sales cycle and research and development, see "Item 1-Business."

Critical Accounting Policies

Our significant accounting policies and methods used in the preparation of the Consolidated Financial Statements are discussed in Note 1and 3 of the Notes to Consolidated Financial Statements. The following is a listing of the Company's critical accounting policies and a brief discussion of each:

•	Allowance for doubtful accounts
•	Inventory valuation
•	Intangible assets and goodwill
•	Income taxes, including deferred tax assets
•	Revenue recognition

Allowance for Doubtful Accounts. Our allowance for doubtful accounts relate to trade accounts receivable. It reflects our estimate of the amount of our outstanding accounts receivable that are not likely to be collected for one reason or another.  Most of the Company sales are to large OEM equipment manufacturers or to state or local governmental units or authorities, so management's expectation of losses from true collectibility problems resulting from insolvency or actual inability to pay are very low.  However, we also include amounts in the allowance for doubtful accounts when the credit of the customer may not be at issue, but a dispute exists over precise purchase order or invoice terms or quality of the product or service. The allowance for doubtful accounts is an estimate prepared by management based upon identification of the collectibility of specific accounts and the overall condition of the receivable portfolios. We analyze our trade receivables, the customer relationships underlying the receivables, historical bad debts, customer credits, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms, when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Also, if we conclude that a disagreement or dispute has arisen with a customer over products or services provided on account, we may add to our allowance for doubtful accounts.  Likewise, should we determine that we would be able to collect more of our receivables than previously estimated, an adjustment to the allowance would increase income in the period such determination was made. The allowance for doubtful accounts is reviewed periodically and adjustments are recorded as deemed necessary.  Our allowance for doubtful accounts will generally increase or decrease in the future as our sales increase or decrease.  We do not expect our allowance for doubtful accounts to increase or decrease, materially, as a percentage of sales, in coming years as a result of any trends in the credit worthiness of our customers or as a result of an increase or decrease in disputes with customers regarding the terms of purchase orders or invoices or acceptability of the products or services.  However, to the extent that our sales in parts of the world, such as the Middle East, South America or Africa, increase as a percentage of all sales, our allowance for doubtful accounts may also increase relative to sales to reflect the lower credit quality of governmental or publicly funded entities in those areas and the general instability of certain parts of those regions.  In 2002, our allowance for doubtful accounts increased to $146,066 from $115,158 for 2001.  This increase of 26.8% was greater than the 21.3% increase in net sales over the same period and does not relate to any general trend. The Company makes its evaluation on facts and circumstances related to specific customers.

Inventory Valuation. We periodically evaluate the carrying amount of inventory based upon the identification of inventory to achieve current shipping forecasts and provide sufficient inventory to meet both warranty and post-warranty component requirements.  The Company, as a part of the sale, typically extends a warranty term generally ranging from 1-3 years.  The Company accounts for this liability through a warranty reserve on the balance sheet.  Additionally, in special situations, the Company may, solely at its discretion, use post warranty services as a marketing tool. In these instances, the expense is treated as a period cost and is in all respects discretionary. Many of our customers have contractual or legal requirements which dictate an extended period of time for us to maintain replacement parts. Our evaluation involves a multi-element approach incorporating inventory turnover and the stratification of inventory by risk category, among other elements.  The approach incorporates both recent historical information and management estimates of trends. Our approach is intended to take into consideration potential excess and obsolescence in relation to our installed base, engineering changes, uses for components in other products, return rights with vendors and end of manufacture.  If any of the elements of our estimate were to deteriorate, additional write-downs may be required. The inventory write-down calculations are reviewed periodically and additional write-downs are recorded as deemed necessary.

Intangible Assets and Goodwill. In 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" became effective, and as a result, we ceased to amortize goodwill at January 1, 2002. We recorded approximately $126,342 of intangible amortization during 2002.  We recorded approximately $430,393 and $178,925 of goodwill and intangible amortization during 2001 and 2000. Net intangible assets and goodwill amounted to approximately $10,352,929 as of December 31, 2002. The Company does not have any indefinite life intangible assets. In lieu of amortization, SFAS No. 142 requires that we perform an impairment review of goodwill at least annually. SFAS No. 142 requires us to test goodwill for impairment at a level referred to as a reporting unit. Goodwill is considered impaired and a loss is recognized when the carrying value of a reporting unit exceeds its fair value. We may use a number of valuation methods including quoted market prices, discounted cash flows and revenue multiples to determine fair value. We have completed our goodwill impairment evaluation in connection with the adoption of the new standard and determined that there is no impairment of goodwill as of the date of adoption. Management is not aware of any events, through the date of the Company's Annual Report on Form 10-K, which indicates that an impairment has been experienced.  Management is also unaware of any circumstance or trend that is reasonably likely to give rise to an impairment in the Company's goodwill.

Income Taxes. We are required to pay income taxes in each of the jurisdictions in which we operate. Thus, we pay income taxes in the United States, several U.S. states and a number of foreign countries.  Each of these jurisdictions has its own laws and regulations, some of which are quite complex and some of which are the subject of disagreement among experts and authorities as to interpretation and application. The estimation process for preparation of our financial statements involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that the deferred tax assets will be recovered from future taxable income, reversal of deferred tax liabilities and other sources. To the extent that we believe recovery is not likely, we must establish a valuation allowance. When a valuation allowance is recorded or adjusted in a period, we must include an entry within the tax provision in the statement of operations. We have established a valuation allowance to reduce the carrying amount of recorded deferred tax assets to an amount management believes is more likely than not to be realized.  In the event we were to determine that we would be able to realize additional (or less) deferred tax assets in the future, an adjustment to the net deferred tax asset would increase or decrease income in the period such determination was made. If the valuation allowance needs to be increased, income tax expense for that period would increase.

In estimating our tax expense we review internally our operations and the application of applicable laws and rules to our circumstances.  To the extent we believe necessary, we also seek the advice of professional advisers in various jurisdictions.  Because the application of tax laws and rules is not always certain, our estimates of tax liability may be more or less than our actual tax liability as ultimately determined by us and reported or as ultimately determined by a tax authority or court reviewing the matter in the future.  As a difference between our estimates and actually reported tax becomes likely, we try to adjust our estimation process appropriately.  We do not do so however, unless it appears likely that such a change is necessary to be consistent with applicable law.

Revenue Recognition.  Revenue from product sales is recognized upon shipment to customers based upon the defined shipping terms. Even though the Company receives customer sales orders that may require scheduled product deliveries over several months, sales revenues are only recognized upon physical shipment of the product to the customer.  Service revenues are recognized upon completing the service. Service revenues include product repair not under a warranty agreement, city route mapping, product installation, training, consulting to transit authorities and funded research and development projects.  Service revenues were not a significant source of revenue for 2002, 2001 and 2000, but may increase in 2003 and future periods due to higher post warranty repairs, retrofit installation and other service related revenues not offered in previous years.

Results of Operations

The following discussion provides an analysis of our results of operations and liquidity and capital resources. This should be read in conjunction with our consolidated financial statements and related notes thereto. The operating results of the years presented were not significantly affected by inflation.

The following table sets forth the percentage of our revenues represented by certain items included in our Statements of Operations:

	Years Ended December 31,

	2002	2001	2000

Net sales	100.0%	100.0%	100.0%
Cost of sales	63.9	62.9	63.5

Gross profit	36.1	37.1	36.5

Operating expenses:
Selling, general and administrative	28.9	28.9	28.0
Research and development	5.5	7.1	7.7

Total operating expenses	34.4	36.0	35.7

Operating income	1.7	1.1	0.8
Other expense, foreign currency transaction gain and interest	(1.8)	(2.2)	(1.7)

Income (loss) before income tax benefit (expense)	(0.1)	(1.1)	(0.9)
Income tax benefit (expense)	(0.1)	1.4	-

Income (loss) before minority interest in income
of consolidated subsidiary	(0.2)	0.3	(0.9)
Minority interest in consolidated subsidiary	(0.1)	-	-

Net income (loss)	(0.3)%	0.3%	(0.9)%

COMPARISON OF OUR RESULTS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

Net Sales and Gross Profit

Our net sales for the year ended December 31, 2002 increased $7,922,634, or 21.3%, from $37,215,352 for the year ended December 31, 2001 to $45,137,986 for the year ended December 31, 2002.  Our gross profit for the year ended December 31, 2002 increased $2,449,208, or 17.7%, from $13,825,786 for the year ended December 31, 2001 to $16,274,994 for the year ended December 31, 2002.  Following is a discussion of these changes in net sales and gross profit by segment.

Transportation Communications Segment

For the year ended December 31, 2002, sales for our transportation communications segment increased $8,004,148, or 22.5%, from $35,546,489 for the year ended December 31, 2001 to $43,550,637 for the year ended December 31, 2002.   This results from an increase in international sales of $5,893,473 and increase in domestic sales of $2,110,675.  The increase in international sales is primarily attributed to the inclusion of Mobitec sales for a full twelve months in 2002 as compared to sales in 2001 when Mobitec sales were only included from June 27, 2001 through December 31, 2001.  The total sales of only the Mobitec companies in 2002 were $12,169,284 as compared to $5,865,936 for the post acquisition period in 2001. The increase in domestic sales is attributed to higher volumes to existing customers as well as sales to new customers of both existing and new products.  Product prices on sales of products which comprise a majority of our revenue have declined in the year ended December 31, 2002 as compared to the prior year due to competition.  Sales growth in the transportation communications segment will continue to be dependent upon the expansion of new products and technology, as well as our expansion into new geographic areas.  We believe our relatively high market share positions in most markets precludes significant sales growth from increased market share.

Our transportation communications segment gross profit for the year ended December 31, 2002 increased $2,552,888, or 20.4%, from $12,519,865 for the year ended December 31, 2001 to $15,072,753 for the year ended December 31, 2002. As a percentage of segment sales, our gross profit was 34.6 percent of our net segment sales in 2002 as compared to 35.2 percent during 2001.  International operations contributed $3,057,763 of the increase in gross profit for 2002.  This was offset by a decrease of $608,555 due to lower margins and lower revenues from certain higher margin products in the domestic transportation communications segment.  We believe improvement in our gross profit percentage is dependent upon overall economic and competitive conditions in the transportation sector, introduction of new technology products, and the continued success of our on-going cost reduction programs.

Law Enforcement and Surveillance Segment

For the year ended December 31, 2002, sales for our law enforcement and surveillance segment decreased $81,514, or 4.9%, from $1,668,863 for the year ended December 31, 2001 to $1,587,349 for the year ended December 31, 2002.  The decrease is attributed to the reallocation of federal and state funds to support post 911 security issues as well as a delay in approval of the 2003 U.S. federal budget.

Our segment gross profit for the year ended December 31, 2002 decreased $103,680, or 7.9%, from $1,305,921 for the year ended December 31, 2001 to $1,202,241 for the year ended December 31, 2002. As a percentage of segment sales, our gross profit was 75.7 percent of our net segment sales in 2002 as compared to 78.3 percent during 2001.  Lower sales to the U.S. Federal Government contributed to these results. We believe improvement in our gross profit percentage is dependent upon overall economic and competitive conditions in the law enforcement and surveillance sector, introduction of new technology products, and the continued success of our on-going cost reduction programs.

Selling, General and Administrative, Research and Development Expenses

Our selling, general and administrative expenses for the year ended December 31, 2002 increased $2,299,915, or 21.4%, from $10,758,433 for the year ended December 31, 2001 to $13,058,348 for the year ended December 31, 2002.  The majority of this increase was attributed to the acquisition of Mobitec, which had a full twelve months of activity in 2002 as compared to the prior year period; Mobitec was acquired June 27, 2001. As a percentage of our sales, these expenses remained level at 28.9 percent in 2001 and in 2002.  Management believes these expenses will decrease as a percentage of our sales in future periods. However, our selling, general and administrative expenses may increase in future periods due to: (1) expansion into other geographic areas; (2) expansion through acquisition; and (3) introduction of new products and services.

Our research and development expenses for the year ended December 31, 2002 decreased $156,082, or 5.9%, from

$2,648,510 for the year ended December 31, 2001 to $2,492,428 for the year ended December 31, 2002.  This category of expenses includes internal engineering personnel and outside engineering expense for software and hardware development, sustaining product engineering and new product development. As a percentage of net sales, these expenses decreased from 7.1 percent in 2001 to 5.5 percent in 2002. During 2002, certain engineering personnel were used in the development of software that met the capitalization criteria of SFAS No. 86, "Capitalization of Software Development Costs", which resulted in recording $185,938 of 2002 costs as an asset that will be amortized as the sales of the software are realized and over a period no longer than three years. Had this amount not been capitalized, research and development expenses for the year ended December 31, 2002 would have been $2,678,366 as compared to $2,648,510 for the year ended December 31, 2001.  In the longer term, we expect these expenses to remain in the same general range as a percentage of sales, as in the past three years (approximately 5 to 8 percent).

Operating Income

The net change in our operating income for the year ended December 31, 2002 was an increase of $305,375 or 72.9%, from operating income of $418,843 for the year ended December 31, 2001 to net operating income of $724,218 for the year ended December 31, 2002. This increase is primarily due to increased sales from a full year of operating the Mobitec companies in the transportation communications segment partially offset by increased personnel and operating expenses for a full year of Mobitec.  In addition, we increased our head count in field technicians and support personnel, hourly assembly labor and two people in U.S. corporate administration. The more significant increases in other expenses were in the U.S. parent of the parent entities segment of the administrative expense categories of audit, tax and accounting fees (increase of $237,936), American Public Transportation Association trade show expense ($184,884) as this expense is incurred every three years when the public transportation industry trade show convenes, insurance-other (increase of $67,745 for Directors & Officers insurance premiums), rent-building & office (increase of $91,992) and travel and lodging (increase of $38,950).

Other Expense and Income Tax Expense

Our total other expense for the year ended December 31, 2002 was $812,666, a net increase in expense of $2,005 as compared to $810,661 for 2001. This increase was primarily due to higher interest expense ($1,183,328 for 2002 as compared to $814,207 in 2001) partially offset by a foreign translation exchange gain of $309,456 for 2002.  The increase in interest expense was due to an increase in the weighted average outstanding balance of long-term debt which was partially offset by lower interest rates.

Our net income tax expense was $42,148 for the year ended December 31, 2002, as compared with an income tax benefit of $533,135 for the year ended December 31, 2001. In 2002 our current tax expense of $183,209, arising primarily from foreign jurisdictions, was partially offset by deferred tax benefits of $141,061 arising primarily from United States federal and state jurisdictions. In 2001 our income tax benefit was primarily attributed to a reduction in the valuation allowance for deferred tax assets which were more likely than not to be realized based upon projected taxable income in the appropriate jurisdictions.

COMPARISON OF OUR RESULTS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

Net Sales and Gross Profit

Our net sales for the year ended December 31, 2001 increased $7,329,184, or 24.5%, from $29,886,168 for the year ended December 31, 2000 to $37,215,352 for the year ended December 31, 2001.  Our gross profit for the year ended December 31, 2002 increased $2,920,187, or 26.8%, from $10,905,599 for the year ended December 31, 2000 to $13,825,786 for the year ended December 31, 2001.  Following is a discussion of these changes in net sales and gross profit by segment.

Transportation Communications Segment

For the year ended December 31, 2001, sales for our transportation communications segment increased $6,560,036, or 22.6%, from $28,986,453 for the year ended December 31, 2000 to $35,546,489 for the year ended December 31, 2001.   Of this increase, $5,865,936 reflects sales from Mobitec and the remaining increase of $694,100 represents higher sales levels to existing customers and orders from new customers. Overall, our product prices declined in 2001 as a result of competition. We believe better product technology and competitive pricing, and an underlying growth in the transportation sector; have contributed to improved transportation communications segment sales results. Sales growth in the transportation communications segment will continue to be dependent upon the expansion of new products and technology, as well as our expansion into new geographic areas.  We believe our relatively high market share positions in most markets precludes significant sales growth from increased market share.

Our transportation communications segment gross profit for the year ended December 31, 2001 increased $2,318,799, or 22.7%, from $10,201,066 for the year ended December 31, 2000 to $12,519,865 for the year ended December 31, 2001.

This increase was directly related to the increase in net sales.  As a percentage of segment sales, our gross profit was 35.2 percent of our net segment sales in both 2001 and 2000.  Of the dollar increase in our gross profit during 2001, $2,258,465 was attributed to the acquisition of Mobitec. We believe improvement in our gross profit percentage is dependent upon overall economic and competitive conditions in the transportation sector, introduction of new technology products, and the continued success of our on-going cost reduction programs.

Law Enforcement and Surveillance Segment

For the year ended December 31, 2001, sales for our law enforcement and surveillance segment increased $769,148, or 85.5%, from $899,715 for the year ended December 31, 2000 to $1,668,863 for the year ended December 31, 2001.  The increase is primarily the result of an increase in sales to both local and federal government agencies. The law enforcement and surveillance sales declined in 2000 following a change in general management at the end of 1999. A new general manager and sales manager were hired in June and September 2000, respectively, to assume the leadership roles, the efforts of which materialized in 2001.

Our segment gross profit for the year ended December 31, 2001 increased $601,389, or 85.4%, from $704,533 for the year ended December 31, 2000 to $1,305,921 for the year ended December 31, 2001. As a percentage of segment sales, our gross profit was 78.3 percent of our net segment sales for both 2001 and 2000.  This increase was directly related to the increase in net sales to both local and federal government agencies. We believe improvement in our gross profit percentage is dependent upon overall economic and competitive conditions in the law enforcement and surveillance sector, introduction of new technology products, and the continued success of our on-going cost reduction programs.

Selling, General and Administrative, Research and Development Expenses

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

Operating Income

The net change in our operating income was an increase of $186,089 from income of $232,754 in 2000 to income of $418,843 in 2001. This increase was due primarily to the factors set forth above.

Other Expense and Income Tax Expense

Our total other expense for 2001 was $810,661, a net increase in expense of $298,444 as compared to $512,217 for 2000. This increase was primarily the result of higher interest expense due to an increase in long-term debt resulting from our acquisition of Mobitec and increased short-term borrowings.

Our income tax benefit for 2001 of $533,135 was primarily attributed to a reduction in the valuation allowance for deferred tax assets which are more likely than not to be realized based upon future projected taxable income in the appropriate jurisdictions. In 2000 we had no current or deferred income tax expense or benefit.

Our Liquidity and Capital Resources

The Company's net working capital as of December 31, 2002 was $2,321,954 compared to $7,751,898 as of December 31, 2001. Our principal sources of liquidity from current assets included cash and cash equivalents of $504,758, trade and other receivables of $10,389,409, inventories of $8,830,522 and prepaids and other current assets of $452,882.  Liquidity derived from current liabilities included short-term bank and asset based borrowings of $7,503,791, accounts payable of $7,198,962, accrued expenses of $2,162,309, and current maturities of long-term debt, deferred tax liabilities and dividends payable of $763,360, $138,695 and $88,500 respectively.  The decline in net working capital is substantially attributed to the credit line being reclassified as a current liability due to the expiration date of the agreement being less than one year from the balance sheet date.  The Company anticipates either renewing the existing line which expires in

August 2003 or securing a new facility by the expiration date however, there can be no assurance that this will occur (See "Our Financing Activities in 2003" below). Substantially all of our assets are pledged as security for various elements of long- and short-term debt described below.

Our operating activities used cash of $903,660 for the year ended December 31, 2002. Primary uses of cash included a net loss of $189,503 combined with increases in trade and other receivables, prepaids and a decrease in our related party accounts payable of $2,032,600, $123,358 and $369,361, respectively.  Primary sources of cash included a decrease in inventories of $551,225 and increases in accounts payable and accrued expenses of $402,128 and $53,527, respectively.  The increase in trade accounts receivable and payables is a direct result of record sales in the fourth quarter with a significant portion of both sales and purchases occurring late in the quarter.  The balance of cash provided by operating activities of $434,891 resulted from non-cash expenses for deferred taxes, depreciation, intangible amortization, bad debt and minority interest.  The Company's working capital requirements will continue to increase with growth in our sales, primarily due to the timing between when we must pay our suppliers and the time we receive payment from our customers.

Our investing activities used cash of $988,638 for the year ended December 31, 2002.  The primary use of cash was for expenditures relating to internally developed software; purchases of computer, test and office equipment and the reclassification of a trade account receivable to a note receivable.  Cash flows from investing activities were a result of equipment asset sales.  We do not anticipate any significant expenditures for or sales of capital equipment in the near future.

Our financing activities generated net cash of $1,760,311 for the year ended December 31, 2002.  Our primary sources of cash were from net short- and long-term bank borrowings of $493,061 and from the issuance of long-term debt in the amount of $1,400,000.   Our primary uses of cash for financing activities were payment of dividends.   Net cash from financing activities were used to fund working capital requirements and for the purchase of fixed assets.

On August 23, 1999, we and our subsidiaries signed a four year Revolving and Term Lines of Credit Agreement with Fremont Financial Corporation, a subsidiary of Finova Group, Inc. On January 31, 2001, Finova Group, Inc. sold certain loan portfolio assets to Guaranty Business Credit Corporation, the asset-based financial services subsidiary of Guaranty Bank, a wholly owned subsidiary of Temple-Inland, Inc., which included our loan and Credit Agreement. Our Credit Agreement provides up to $11.75 million in borrowing to be used for acquisitions, working capital and general corporate purposes.  The working capital (accounts receivable and inventory) borrowing portion of the agreement was limited at December 31, 2002 to a combined maximum limit of $6.75 million.  The interest rate on the revolving credit portion of the agreement is the published prime lending rate (4.25% at December 31, 2002) plus 1.75 percent.  Credit extended for acquisitions bears an interest rate of prime (4.25% at December 31, 2002) plus 2 percent.  At December 31, 2002, available collateral based on the value of eligible trade accounts receivable and inventories was $7,504,062, which, given the outstanding debt balance under this agreement of $6,489,729, resulted in a potential additional borrowing availability of $1,014,333.  However, due to the working capital limit of $6,750,000 imposed by Guaranty Business Credit Corporation, the additional borrowing availability was limited to $260,271. The outstanding debt under this agreement is secured by substantially all U.S.-based assets including the assets of the Company's subsidiaries.  The Company expects to renew or replace this credit agreement with a long-term agreement substantially similar in terms and conditions.

As amended, the Credit Agreement includes customary covenants and conditions relating to the conduct and operation of the Company's business.  Specifically, as amended, the Credit Agreement limits the payment of dividends on any class of stock to $177,000 annually, subjects the Company to a 1:1 Earnings Before Interest, Taxes, Depreciation and Amortization to interest coverage ratio to be calculated upon a quarterly and year to date basis and limits capital expenditures to $25,000 for individual transactions and $250,000 in aggregate. In addition, overadvances are permitted under the agreement up to $400,000 and acquisitions require approval from the lender.  The Company was in compliance with all agreement covenants except the capital expenditure covenant for the year ended December 31, 2002, but received a waiver from Guarantee Business Credit Corporation on March 28, 2003.  The Company was in compliance with all covenants at December 31, 2001 and December 31, 2000.

Mobitec AB, the Company's wholly owned Swedish subsidiary, has an agreement with its bank in Sweden from which it may currently borrow up to a maximum of 10,000,000 krona (SEK) or $1,144,000. At December 31, 2002, 7,535,924 krona (SEK), or $862,110, was outstanding, resulting in additional borrowing availability of 2,464,076 krona (SEK), or $281,890. The maximum borrowing in the amount of 10,000,000 krona (SEK) is secured by cash on deposit with the bank in the amount of 2,200,000 krona (SEK), or $251,680.  The terms of this agreement require payment of an unused credit line fee equal to 0.5 percent of the unused portion and interest at 5 percent of the outstanding balance. This agreement is secured by substantially all assets of Mobitec AB.  The line of credit agreement has an expiration date of December 31, 2003.

Mobitec AB also has an agreement with the same bank from which it may borrow up to 6,000,000 krona (SEK), or $686,400. Based upon the availability formula under this agreement, 1,328,251 krona (SEK), or $151,952, was outstanding at December 31, 2002, resulting in additional borrowing availability of 4,671,749 krona (SEK), or $534,448. The line of credit bears interest at 5.1 percent and is collateralized by accounts receivable. The agreement has an expiration date of December 31, 2003.

An unsecured note and obligation in the amount of $2,471,235 are due a shareholder. The unsecured note in the amount of $2,111,235 is payable in full June 28, 2004 with an annual interest of 9% paid quarterly.  The obligation balance of $360,000 at December 31, 2002 is due in six remaining non-interest bearing quarterly payments.

A term loan from the Company's Swedish bank dated June 28, 2001 having a balance of 15,400,000 krona (SEK), or $1,763,050, at December 31, 2002 is payable in 14 remaining quarterly payments of 1,100,000 krona (SEK), or $125,840, at an annual interest rate of 5.35% and is secured by stock of the Swedish holding company and the consolidated subsidiary.

Two convertible subordinated debentures in the amount of $3,000,000 dated June 22, 2001 and $1,150,000 dated July 31, 2002 are payable to Renaissance Capital Group.  The president of Renaissance Capital Group, Russell C. Cleveland, is a member of the Company's Board of Directors. The $3,000,000 debenture is payable in full on June 28, 2008, if not sooner redeemed or converted, with annual interest at 8% paid monthly.  It also provides for monthly principal redemption installments commencing June 27, 2004, each of such installments to be in the dollar amount of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount.  The $1,150,000 debenture is payable in full on June 27, 2009, if not sooner redeemed or converted, with annual interest at 8% paid monthly.   It also provides for monthly principal redemption installments commencing July 31, 2005, each of such installments to be in the dollar amount of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount. The loan agreement subjects the Company to a 1:1 Earnings Before Interest, Depreciation and Amortization to interest coverage ratio to be calculated quarterly on a rolling four quarter basis and a 1.3:1 current ratio to be calculated at each quarter end.  The Company was not in compliance with the current ratio covenant as of December 31, 2002, but received an appropriate waiver from Renaissance Capital Group on March 21, 2003.

A convertible subordinated debenture in the amount of $250,000 dated August 26, 2002, is payable to John D. Higgins, a stockholder and member of the Board of Directors, and is due in full August 26, 2009, if not sooner redeemed or converted, with annual interest at 8% paid monthly.  It also provides for monthly principal redemption installments commencing August 26, 2005, each of such installments to be in the dollar amount of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount. The loan agreement subjects the Company to a 1:1 Earnings Before Interest, Depreciation and Amortization to interest coverage ratio to be calculated quarterly on a rolling four quarter basis and a 1.3:1 current ratio to be calculated at each quarter end.  The Company was not in compliance with the current ratio covenant as of December 31, 2002, but received an appropriate waiver from Mr. Higgins on March 21, 2003.

Our net interest expense for all our debt and obligations was $1,150,962, $814,207 and $510,598 for the years ended December 31, 2002, 2001 and 2000, respectively. The increase was due to an increase in the weighted average outstanding balance of long-term debt which was partially offset by lower interest rates.

The senior lender line of credit expires in August 2003.  We have been pursuing new lines of credit, and/or extensions of the present line, for several months.  Based upon term sheets received to date and our experience on these matters, we believe new and/or extended lines of credit will be secured on a timely basis and on terms no less favorable than at present.

Our Financing Activities in 2003

(a)

The Board of Directors of the Company has approved, subject to shareholder approval at its 2003 Annual Meeting, a proposal authorizing the Company to issue an undetermined number of shares of convertible Preferred Stock and warrants that would convert into an aggregate of up to 2,000,000 shares of Common Stock in connection with a potential private equity financing.

If the shareholders approve the Board's recommendation to approve the issuance of preferred shares, the Company is also contemplating entering into a transaction to raise up to $5,000,000 in new capital through the issuance of shares of a new series of preferred stock convertible into Common Stock ("New Convertible Preferred Stock") and warrants to purchase Common Stock.  The Company will issue New Convertible Preferred Stock, warrants, or some combination of the two to the purchasers in the potential financing.  The issuance would be made in a private placement to one or more accredited investors, as defined in Rule 501 of

Regulation D pursuant to the Securities Act of 1933, as amended. The terms of the financing have not been determined.

The Company anticipates that the aggregate number of shares of Common Stock into which any New Convertible Preferred Stock and warrants will be convertible may be in excess of 20 percent of the Company's Common Stock and 20 percent of the voting power of the Company outstanding before the issuance for.  In addition, the conversion rate of any New Convertible Preferred Stock and the applicable exercise price of any warrants may be set beneath the market price of the Company's Common Stock at the closing of the sale which is less than the greater of book or market value of the stock as of the date of the transaction. The Company, therefore has submitted this Proposal for Shareholder approval in accordance with NASDAQ Marketplace Rule 4350(i)(1)(D)(ii).  Please consult the Company's proxy filing on Form DEF 14A for further information. While we anticipate that this matter will be favorably received by our stockholders, there can be no assurance that the proposal relating to the Common Stock issuable upon the conversion of the New Convertible Preferred Stock will receive the required approval of our stockholders or that the investment banking firm will be successful in its efforts to identify purchasers for the anticipated amount, or any amount, of capital.

On February 20, 2003, the Company entered into a Placement Agency Agreement with a Dallas-based investment banking firm, under which the investment banking firm will identify purchasers to participate in the potential equity financing. Because the potential equity financing is in the early stages it is not possible to describe the transaction.  As part of the agreement, the investment banking firm will act on a best efforts basis to identify prospective purchasers of equity securities of the Company.  Such equity securities are intended to be sold under an exemption from the registration requirements of the Securities Act of 1933.  The agreement with the investment banking firm is non-exclusive and is terminable upon 30 days notice.  The investment banking firm is entitled to compensation based upon the gross proceeds from the sale of equity securities of the Company sold.  The investment banking firm is entitled to 8 percent of the first $5 million in such gross proceeds, 7 percent of the next $5 million, and 6 percent of the gross proceeds over $10 million.  The Company will pay the investment banking firm the relevant compensation upon closing of the sale generating the compensation.  The Company will also issue to the investment banking firm a warrant to purchase 10 percent of the total number of equity securities sold, exercisable for a period of five years at the price at which the equity securities were sold.  The Company also paid the investment banking firm a $25,000 nonrefundable expense allowance and will reimburse the investment banking firm for all reasonable out-of-pocket expenses in providing services to the Company.

The Company's management believes it to be in the Company's best interest to reduce the level of the Company's indebtedness, and expects to use substantially all of the net proceeds of the proposed financing to repay outstanding debt.  Reducing the Company's indebtedness should improve the Company's balance sheet and permit the Company additional financial flexibility.

(b)

On March 6, 2003, the Company announced that at a special meeting of the AAA Preferred Stock shareholders, the holders of the Series AAA Preferred Stock approved an amendment to the preferred shareholders' Articles of Incorporation to remove the mandatory redemption date, which would have been in December 2003.  The Company may now redeem the Series AAA Preferred Stock at its Stock at its sole discretion upon providing preferred shareholders with appropriate written notice.  Had the holders of the Series AAA Preferred Stock not approved the amendment, the Company would have to pay the redemption price, which is equal to the liquidation preference, in December 2003. The liquidation preference equals $5,000 per share, plus all accrued and unpaid dividends, which at December 31, 2002 was $1,858,500.

(c)

Our senior lender line of credit expires in August 2003.  We have been pursuing new lines of credit, and/or extensions of the present line, for several months.  Based upon term sheets received to date and our experience on these matters, we believe new and/or extended lines of credit will be secured on a timely basis and on terms no less favorable than at present..

RELATED PARTY TRANSACTIONS

The Company purchases electronic components supporting the transportation communications segment from a major stockholder, Lite Vision Corporation ("Lite Vision"), a Taiwan-based company. Lite Vision holds 13.1 percent (500,000) of the outstanding shares of common stock of the Company. The components consist primarily of Light Emitting Diodes (LED) printed circuit boards. The Company purchased from Lite Vision approximately $3.5 million, $4.4 million and $6.7 million during 2002, 2001 and 2000, respectively. The accounts payable balance due to Lite Vision was $859,425, $1,528,786 and $2,224,555 at December 31, 2002, 2001 and 2000, respectively. Mr. Joseph Tang, previously President of Lite Vision and currently affiliated with Lite Vision while also pursuing other private business interests, serves on the Company's Board of Directors.  During 2002 the Company issued 100,000 shares of restricted, unregistered common stock to Lite Vision at $3.00 per share in exchange for an equivalent reduction in accounts payable.

John D. Higgins, a director of the Company, was an employee of Investec Ernst & Co., a securities and investment banking firm that was engaged in December 2000 to provide a fairness opinion from a financial point of view with respect to the Mobitec acquisition. Investec Ernst & Co. received a fee of $120,000, plus reasonable actual expenses, for furnishing the fairness opinion.  In addition, also as part of the Mobitec acquisition, Mr. Higgins received a fee of $17,500 for the successful completion of certain convertible debenture financing.  On August 26, 2002, the Company completed a privately negotiated sale of a $250,000 convertible subordinated debenture to John D. Higgins, a private investor and a director of the Company.  Mr. Higgins received a closing fee of $5,850 related to the $250,000 convertible subordinated debenture and Renaissance Capital Group received a closing fee of $17,250 related to the $1.15 million convertible subordinated debentures.

On August 2, 2002, the Company completed a privately negotiated sale of $1.15 million of convertible subordinated debentures through funds managed by Dallas-based Renaissance Capital Group.  Russell C. Cleveland, Renaissance Capital Group's President and Chief Executive Officer, serves on the Company's Board of Directors.  In June 2001, prior to Mr. Cleveland's involvement as a director of the Company, the Company issued convertible debentures in the amount of $3 million (the "2001 Debentures") to Renaissance Capital Group containing substantially the same terms as the convertible debentures issued in 2002.

Contractual Obligations

We lease facilities under various operating and capital lease agreements with various terms and conditions, expiring at various dates through 2008.  Our material contractual obligations at December 31, 2002 are as follows:

	Payments Due by Period

Contractual Obligations	Total amounts committed	Less than 1 year	1-3 years	4-5 years	After 5 years

Series AAA preferred stock (1)	$1,770,000	$1,770,000	$-	$-	$-
Bank credit facility and other borrowing (2)	15,940,076	8,267,151	3,217,955	252,970	4,202,000
Capital leases	138,000	69,958	68,042	-	-
Operating leases	2,009,076	618,318	846,154	479,783	64,821

Total	$19,857,152	$10,725,427	$4,132,151	$732,753	$4,266,821

(1)	Please see "Series AAA Preferred Stock" above.
(2)	Please see "Our Liquidity and Capital Resources" above.

Other than lease commitments, legal contingencies incurred in the normal course of business and employment contracts of key employees, we do not have any off-balance sheet financing arrangements or liabilities. We do not have any majority-owned subsidiaries or any interests in or relationships with any special-purpose entities that are not included in the consolidated financial statements.

Restructuring Costs

The Company acquired Mobitec in June 2001. As part of its plan relative to the acquisition, the Company accrued for certain business activities duplicated within the existing and newly acquired international operations.  We believe that it is reasonably likely that beginning in 2003 we will save approximately $200,000 per year in reduced employee expense, and that beginning in 2004 we will save approximately $12,000 per year in reduced lease expense.

The accrued restructuring costs totaled $190,000 at December 31, 2001 and were comprised of staff reduction costs, lease payments and other selling, general and administrative expenses in the amount of $151,925, $3,075 and $35,000, respectively. Upon finalization of the restructuring plan in 2002, the Company reduced the accrual by $76,201 which was credited to the acquisition cost; and adjusted reserve components to $36,066, $33,927 and $43,806 for staff reduction costs, lease payments and other selling, general and administrative expenses, respectively.

During 2002, $90,799 was credited to the reserve for staff reduction costs, lease payments and other selling, general and administrative expenses in the amount of $36,066, $10,927 and $43,806, respectively.  No amounts were credited against the reserve during 2001. All costs to be charged against the accrual, consisting solely of lease payments, are expected to conclude during the first quarter of 2004.  Of the remaining reserve amount of $23,000, we can reasonably expect $18,400 to be charged to the reserve during 2003 and $4,600 during 2004.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a company to evaluate all existing arrangements to identify situations where a company has a "variable interest" (commonly evidenced by a guarantee arrangement or other commitment to provide financial support) in a "variable interest entity" (commonly a thinly capitalized entity) and further determine when such variable interests require a company to consolidate the variable interest entities' financial statement with its own. The Company is required to perform this assessment by September 30, 2003 and consolidate any variable interest entities for which it will absorb a majority of the entities' expected losses or receive a majority of the expected residual gains. Management has not yet performed this assessment, however it is not aware of any material variable interest entity that it may be required to consolidate.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal of Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. Adoption of SFAS No. 146 is not expected to have a material effect upon the Company's financial position or operating results.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for the Company beginning January 1, 2003. Management does not expect that adoption of this standard will have a material impact upon the Company's financial statements.

Impact of Inflation

We believe that inflation has not had a material impact upon our results of operations for each of our fiscal years in the three-year period ended December 31, 2002. However, there can be no assurance that future inflation would not have an adverse impact upon our operating results and financial condition.

FACTORS AFFECTING OUR BUSINESS AND PROSPECTS

General Economic Conditions

Our business partly depends upon general economic and business conditions both domestic and abroad. In this context, about one-third of our sales are outside the USA, primarily in Europe (particularly the Nordic countries), South America, the mid-East and Australia. Our sales are to businesses involved in transportation communications and law enforcement and surveillance.  We transact our sales with transportation vehicle equipment customers generally in two broad categories. Those categories are end user customers and Original Equipment Manufacturers ("OEM").  General economic conditions that cause customers in such industries, countries and markets to reduce or delay their investments in products and solutions such as those offered by us could have a material adverse effect upon us.  Delays or reductions in technology spending could have a material adverse effect upon demand for our products and services, and consequently upon our business, operating results, financial condition, and prospects.

Dependence on Suppliers

Our products and solutions are dependent upon the availability of quality components that are procured from third-party suppliers.  Reliance upon suppliers, as well as industry supply conditions, generally involves several risks, including the possibility of defective parts (which can adversely affect the reliability and reputation of the our products), a shortage of components and reduced control over delivery schedules (which can adversely affect our manufacturing efficiencies) and increases in component costs (which can adversely affect our profitability).

We have several single-sourced supplier relationships, either because alternative sources are not available or the relationship is advantageous due to performance, quality, support, delivery, capacity or price considerations.  If these sources are unable to provide timely and reliable supply, we could experience manufacturing interruptions, delays or inefficiencies, adversely affecting our results of operations. Even where alternative sources of supply are available, qualification of the alternative suppliers and establishment of reliable supplies could result in delays and a possible loss of sales, which could affect operating results adversely.  We do not believe any material aspect of our supply base involves operating locations in geographic high-risk areas.

International Activities

Our international operations are a significant part of our business comprising about one-third of our sales.  The success and profitability of international operations are subject to numerous risks and uncertainties, such as economic and labor conditions, political instability, tax laws (including U.S. taxes upon foreign subsidiaries) and changes in the value of the U.S. dollar versus the local currency in which products are sold.  Any unfavorable change in one or more of these factors could have a material adverse effect upon us.

Fluctuations in Operating Results

Our operating results may fluctuate from period to period and period over period depending upon numerous factors, including: customer demand and market acceptance of our products and solutions, new product introductions, varying product mix, delivery due date changes and other factors. We operate in a market characterized by a relatively long sales cycle. From first contact to order delivery may be a time period of one year or longer in certain instances. Delivery schedules, as first established with the customer in this long cycle, may change with little or no advance notice as the original delivery schedule draws near. Our business is sensitive to the spending patterns and funding of our customers, which in turn are subject to prevailing economic conditions and other factors beyond our control.

Governmental Legislation

A majority of our sales address end customers having some degree of national, federal, regional, state or local governmental-entity funding. These governmental-entity funding mechanisms are beyond our control and often are difficult to predict. Further, general budgetary authorizations and allocations for state, local, and federal agencies can change for a variety of reasons, including general economic conditions, and have a material adverse effect upon us. For example, the legislation (TEA-21) under which our transportation products business segment domestic sales are derived is subject to reauthorization in 2003. While we believe such reauthorization will occur, and that resulting federal funding will be between the present approximately $8 billion annually and $14 Billion annually, there can be no advance assurance of such. This matter is in early stages of legislative action and top management of the company is involved through the industry trade association the America Public Transportation Association the web site of which (www.APTA.com) regularly posts status information on such legislative matters. Further, in addition to Federal funding to the public transit side of our USA served Market there is state and local funding to be considered. These tend to be affected by general economic conditions. For example, some transit operating authorities are reducing service in 2003 in response to the slow economy; this can have a depressing effect upon sales of our products. It is not possible to precisely quantify this impact. However, it is the opinion of management that new product introductions, new served markets entered, and emphasis upon market sectors not so adversely impacted by economic conditions such as exist in 2003, will allow the company to continue growth in 2003 and beyond. However, any unfavorable change in any of these factors and considerations could have a material adverse effect upon us.

Technological Changes and Product Transitions

Our industry is characterized by, and our business strategy is substantially based upon, continuing improvement in technology. This results in frequent introduction of new products, short product life cycles and continual change in product price/performance characteristics.  We must develop new technologies in our products and solutions in order to remain competitive. There can be no assurance that we will be able to continue to manage and drive technological transitions.  A failure upon our part to effectively manage these transitions of our product lines to new technologies on a timely basis could have a material adverse effect upon us.  In addition, our business depends upon technology trends in our customers' businesses.   To the extent that we do not address these technological changes, our business may be adversely impacted.

Product Development Activities

The strength of our overall business is partially dependent upon our ability to develop products and solutions based upon new or evolving technology and the market's acceptance of those products.  There can be no assurance that our product development activities will be successful, that new technologies will be available to us, that we will be able to deliver commercial quantities of new products in a timely manner, that those products will adhere to generally accepted industry standards or that products will achieve market acceptance. Further, it is necessary for our products to adhere to generally accepted and frequently changing industry standards, which are subject to change in ways that are beyond our control.

Financing

Our business and operating strategy embraces growth. That includes internal organic as well as external acquisition oriented growth scenarios. This requires that we maintain a high degree of emphasis upon finding and securing financing sources of various types both in equity and debt categories. Success in these financing requirements can be adversely impacted by economic conditions and other factors beyond our control.  Recently, we have removed the mandatory redemption date, which would have been in December 2003, from the Series AAA Preferred Stock, which the Company may now redeem at its sole discretion.  Additionally, our Board of Directors has approved, subject to shareholder approval, a proposal authorizing the Company to issue an undetermined number of shares of convertible Preferred Stock and warrants that would convert into an aggregate of 2,000,000 shares of Common Stock in connection with a potential private equity financing.  Also, our senior lender line of credit expires in August 2003.  We have been pursuing new lines of credit, and/or extensions of the present line, for several months.  Based upon term sheets received to date and our experience on these matters, we believe new and/or extended lines of credit will be secured on a timely basis and on terms no less favorable than at present.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to certain risks arising from transactions in the normal course of our business, and from debt instruments.  Such risk is principally associated with interest rate and foreign exchange fluctuations, as explained below.

Interest Rate Risk

We utilize both long-term fixed rate and short-term variable rate borrowings to finance the working capital and capital requirements of our business.

We utilize variable rate debt through a revolving credit facility to support working capital needs. Borrowings bear interest at the bank's prime rate plus 1.75%.  If the bank's prime rate on December 31, 2002 increased by 100 basis points on that date and then remained constant at the higher rate throughout 2003, our interest costs on our outstanding variable rate borrowings at December 31, 2002 of $6,489,729 would increase by approximately $64,897 for the year ending December 31, 2003.  Similarly, if the bank's prime rate on December 31, 2002 decreased by 100 basis points on that date and then remained constant at the lower rate throughout 2003, our interest costs on our outstanding variable rate borrowings at December 31, 2002 of $6,489,729 would decrease by approximately $64,897 for the year ending December 31, 2003. The Company currently does not use derivative instruments to manage its interest rate risk.

At December 31, 2002, we had outstanding long-term fixed rate borrowings (including current portions) of $8,436,285.  We believe the carrying amount of our fixed rate borrowings approximates the estimated fair value for debt with similar terms, interest rates and remaining maturities currently available to companies with similar credit ratings at December 31, 2002.  We do not expect changes in the fair value of our long-term fixed rate borrowings to have a significant effect upon our operations, cash flow or financial position.

The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates, consisting solely of debt obligations.  The table presents principal cash flows and related weighted average interest rates by expected maturity dates. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency. The instrument's actual cash flows are denominated in both U.S. dollars ($US) and Swedish Krona (SEK), as indicated in parentheses.

			Expected Maturity Date

Liabilities	2003	2004	2005	2006	2007	Thereafter	Total

Long-term debt:
Fixed rate ($US)	$ 260,000	$ 2,211,235	$ -	$ -	$ -	$ 4,202,000	$ 6,673,235
Average interest rate	0.00%	8.59%	-%	-%	-%	8.00%
Fixed rate (SEK)	503,360	503,360	503,360	252,970	-	-	1,763,050
Average interest rate	5.35%	5.35%	5.35%	5.35%	-%	-%

							$8,436,285

Foreign Currency Risk

Our international subsidiaries operate in Europe (particularly the Nordic countries), South America, the mid-East and Australia and use local currencies as the functional currency and the U.S. dollar as the reporting currency. Transactions between the Company and the international subsidiaries are generally denominated in U.S. dollars. Approximately one-third of our revenues are denominated in international currencies. As a result, we have certain exposures to foreign currency risk. However, management believes that such exposure does not present a significant risk due to the relative stability of the European and Nordic countries and Australia.  Risk in the mid-East and South America is mitigated due to those revenues representing only approximately (4%) of our consolidated revenues.

Our international operations represent a substantial portion of our overall operating results and asset base. Our identifiable foreign exchange rate exposures result primarily from accounts receivable from customer sales, anticipated purchases of product from third-party suppliers and the repayment of intercompany loans with foreign subsidiaries denominated in foreign currencies. The company primarily manages its foreign currency risk by making use of naturally offsetting positions. These natural hedges include the using local manufacturing facilities that conduct business in local currency and the use of borrowings denominated in local currencies.

Transaction gains and losses on U.S. dollar denominated transactions are recorded within other income and expense in the consolidated statements of operations and the net gain totaled $ 379,984 in 2002 primarily due to the decrease in the Swedish krona (SEK) from a December 31, 2001 rate of 10.571 (SEK per U.S. dollar to a December 31, 2002 rate of 8.746 (SEK per U.S. dollar).  In 2001 and 2000, the foreign currency exposure was minimal due to lower foreign asset base, fewer transactions and little change in foreign exchange rates between period end balance sheet dates. The Company currently does not use derivative instruments to manage its foreign currency risk.

The table below provides information about our financial instruments and firmly committed sales transactions by functional currency and presents such information in U.S. dollar equivalents.  The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, consisting solely of (SEK) denominated debt obligations.  The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

	Expected Maturity Date
On-Balance Sheet
Financial Instruments	2003	2004	2005	2006	2007	Thereafter

Long-term debt:
Fixed rate (SEK)	$503,360	$503,360	503,360	$252,970	$-	$-
Average interest rate	5.35%	5.35%	5.35%	5.35%	-%	-%

ITEM 7B. TAX AND REPATRIATION MATTERS

The Company and its subsidiaries are subject to income tax laws in each of the countries in which they do business. The Company makes a comprehensive review of the income tax requirements of each of its operations, files appropriate returns and makes appropriate income tax provisions. These are determined upon an individual subsidiary level and at the corporate level on both an interim and annual basis. The Company provides valuation allowances on deferred tax assets for its subsidiaries that have a history of losses.

Management cannot assert that there will likely be sufficient profits generated by certain of these subsidiaries in the near future to offset these losses. We follow these processes using an appropriate combination of internal staff at both the subsidiary and corporate levels as well as independent outside advisors in review of the various tax laws and in compliance reporting for the various operations.

The undistributed earnings of certain foreign subsidiaries are not subject to additional foreign income taxes nor considered to be subject to U.S. income taxes unless remitted as dividends. The Company intends to reinvest such undistributed earnings indefinitely; accordingly, no provision has been made for U.S. taxes on those earnings. The Company regularly reviews the status of the accumulated earnings of each of its U.S. and foreign subsidiaries as part of its overall financing plans.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements follow this page.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

SECTION	PAGE

Independent Auditor's Report	30

Consolidated Balance Sheets - December 31, 2002 and 2001	31

Consolidated Statements of Operations - Years Ended December 31, 2002, 2001 and 2000	32

Consolidated Statements of Stockholders' Equity - Years Ended December 31, 2002, 2001 and 2000	33

Consolidated Statements of Cash Flows - Years Ended December 31, 2002, 2001 and 2000	34-35

Notes to Consolidated Financial Statements	36-59

Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts	68

Independent Auditor's Report

To the Board of Directors
Digital Recorders, Inc.
Durham, North Carolina

We have audited the accompanying consolidated balance sheets of Digital Recorders, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Recorders, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 3 to the financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets."

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.  The consolidated supplemental schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements.  This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ MCGLADREY & PULLEN, LLP

Raleigh, North Carolina
March 6, 2003, except for certain portions
of Notes 7 and 21, as to which the dates are March 21, 2003 and March 28, 2003.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2002 AND 2001

ASSETS	2002	2001

Current Assets
Cash and cash equivalents (Note 7)	$504,758	$510,719
Trade accounts receivable, less allowance for doubtful accounts of $146,066
and $115,158 at December 31, 2002 and 2001, respectively (Notes 7 and 13)	10,137,955	7,979,713
Other receivables	251,454	225,355
Inventories (Notes 5 and 7)	8,830,522	8,923,705
Prepaids and other current assets	452,882	361,263

Total current assets	20,177,571	18,000,755

Property and equipment, less accumulated depreciation of $1,459,953
and $1,015,925 at December 31, 2002 and 2001, respectively (Notes 4 and 6)	1,572,259	1,012,677
Goodwill, less accumulated amortization of $1,066,643 and $1,044,400
at December 31, 2002 and 2001, respectively (Note 3)	8,960,396	7,556,655
Intangible assets, less accumulated amortization of $362,922 and $188,656
at December 31, 2002 and 2001, respectively (Note 3)	1,392,533	1,258,567
Deferred tax assets (Note 11)	865,663	847,149
Other assets	414,764	134,346

TOTAL ASSETS	$33,383,186	$28,810,149

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Lines of credit (Note 7)	$7,503,791	$911,694
Current maturities of long-term debt (Note 7)	763,360	541,233
Accounts payable	6,339,537	5,366,826
Accounts payable, related party (Note 14)	859,425	1,528,786
Accrued expenses (Note 18)	2,162,309	1,824,227
Deferred tax liabilities (Note 11)	138,695	31,841
Preferred stock dividends payable	88,500	44,250

Total current liabilities	17,855,617	10,248,857

Long-term debt and other obligations, less current maturities (Note 7)	7,737,940	11,601,020

Series AAA Redeemable, Convertible, Nonvoting Preferred Stock, $.10 par value,
Liquidation Preference of $5,000 per share; 20,000 shares
authorized; 354 shares issued and outstanding
at December 31, 2002 and 2001 (Notes 8 and 21)	1,770,000	1,770,000

Minority interest in consolidated subsidiary	267,566	208,659

Commitments and contingencies (Notes 6, 7 and 17)

Stockholders' Equity (Note 2)
Common Stock, $.10 par value, 10,000,000 shares authorized; 3,804,475 and 3,704,475
shares issued and outstanding at December 31, 2002 and 2001, respectively	380,447	370,447
Additional paid-in capital	12,349,726	12,236,726
Accumulated other comprehensive income (loss) - foreign currency translation	421,175	(415,778)
Accumulated deficit	(7,399,285)	(7,209,782)

Total stockholders' equity	5,752,063	4,981,613

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$33,383,186	$28,810,149

See accompanying notes to consolidated financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000

Net sales (Note 13)	$45,137,986	$37,215,352	$29,886,168
Cost of sales (Note 14)	28,862,992	23,389,566	18,980,569

Gross profit	16,274,994	13,825,786	10,905,599

Operating expenses:
Selling, general and administrative	13,058,348	10,758,433	8,378,225
Research and development	2,492,428	2,648,510	2,294,620

Total operating expenses	15,550,776	13,406,943	10,672,845

Operating income	724,218	418,843	232,754

Other income (expense)	28,840	3,546	(1,619)
Foreign currency translation gain	309,456	-	-
Interest expense, net (Note 7)	(1,150,962)	(814,207)	(510,598)

Total other expense and interest expense	(812,666)	(810,661)	(512,217)

Loss before income tax benefit (expense)	(88,448)	(391,818)	(279,463)

Income tax benefit (expense) (Note 11)	(42,148)	533,135	-

Income (loss) before minority interest in income of consolidated subsidiary	(130,596)	141,317	(279,463)

Minority interest in income of consolidated subsidiary	(58,907)	(26,052)	-

Net income (loss)	(189,503)	115,265	(279,463)

Preferred stock dividend requirements (Note 8)	(177,000)	(177,000)	(177,000)

Net loss applicable to common shareholders	$(366,503)	$(61,735)	$(456,463)

Earnings per share:
Net loss per share:
Basic	$(0.10)	$(0.02)	$(0.14)

Diluted	$(0.10)	$(0.02)	$(0.14)

Weighted average number of common shares and common
equivalent shares outstanding:
Basic	3,746,119	3,495,954	3,274,108

Diluted	3,746,119	3,495,954	3,274,108

See accompanying notes to consolidated financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	Common Stock
					Accumulated
	Number		Additional		Other		Total
	of shares	Par	Paid-in	Accumulated	Comprehensive	Comprehensive	Stockholders'
	issued	Value	Capital	Deficit	Income (loss)	Income (loss)	Equity

Balance as of January 1, 2000	3,274,075	$ 327,407	$ 11,335,090	$ (7,045,584)	$ (237,278)		$ 4,379,635

Comprehensive income (loss):
Net loss				(279,463)		$ (279,463)	(279,463)
Translation adjustment					(91,444)	(91,444)	(91,444)

Total comprehensive loss						$ (370,907)

Issuance of common stock	400	40	736				776
Preferrred stock dividends			(177,000)				(177,000)

Balance as of December 31, 2000	3,274,475	327,447	11,158,826	(7,325,047)	(328,722)		3,832,504

Comprehensive income (loss):
Net income				115,265		$ 115,265	115,265
Translation adjustment					(87,056)	(87,056)	(87,056)

Total comprehensive income						$ 28,209	---

Issuance of common stock	430,000	43,000	872,900				915,900
Issuance of warrants			382,000				382,000
Preferrred stock dividends			(177,000)				(177,000)

Balance as of December 31, 2001	3,704,475	370,447	12,236,726	(7,209,782)	(415,778)		4,981,613
Comprehensive income (loss):
Net income				(189,503)		$ (189,503)	(189,503)
Translation adjustment					836,953	836,953	836,953

Total comprehensive income						$ 647,450

Issuance of common stock	100,000	10,000	290,000				300,000
Preferrred stock dividends			(177,000)				(177,000)

Balance as of December 31, 2002	3,804,475	$ 380,447	$ 12,349,726	$ (7,399,285)	$ 421,175		$ 5,752,063

See accompanying notes to consolidated financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$(189,503)	$115,265	$(279,463)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Deferred income taxes	(141,061)	(622,276)	-
Depreciation of property and equipment	359,795	269,921	215,492
Amortization of intangible assets	126,342	95,679	61,258
Amortization of goodwill	-	334,714	117,667
Bad debt expense	30,908	54,736	-
Other non-cash expenses	-	53,000	-
Minority interest	58,907	26,052	-
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	(2,027,646)	3,192,746	(3,946,471)
(Increase) decrease in other receivables	(4,954)	396,450	161,530
(Increase) decrease in inventories	551,255	(1,591,369)	(1,140,612)
(Increase) decrease in prepaids and other current assets	(123,358)	57,519	263,123
Increase in accounts payable	771,489	594,247	870,323
Increase (decrease) in accounts payable, related party	(369,361)	(695,769)	1,572,236
Increase (decrease) in accrued expenses	53,527	(373,240)	429,627

Net cash provided by (used in) operating activities	(903,660)	1,907,675	(1,675,290)

Cash flows from investing activities:
Purchases of property and equipment	(723,472)	(432,704)	(246,335)
Proceeds from sale of assets	38,618	-	-
Purchase of intangible assets	(19,790)	(45,071)	(38,461)
Reduction (Purchase) of other assets	(268,964)	258,972	(153,663)
Purchase of Mobitec, net of cash and cash equivalents acquired	(15,030)	(5,104,788)	-

Net cash used in investing activities	(988,638)	(5,323,591)	(438,459)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	776
Proceeds from bank borrowings and lines of credit	38,704,333	35,964,873	25,671,950
Principal payments on bank borrowings and lines of credit	(36,811,272)	(31,500,633)	(23,409,491)
Payment of dividends on preferred stock	(132,750)	(177,000)	(177,000)

Net cash provided by financing activities	1,760,311	3,887,840	2,086,235

Effect of exchange rate changes on cash and cash equivalents	126,026	(85,067)	(91,444)

Net increase (decrease) in cash and cash equivalents	(5,961)	386,857	(118,958)

Cash and cash equivalents at beginning of year	510,719	123,862	242,820

Cash and cash equivalents at end of year	$504,758	$510,719	$123,862

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$1,079,776	$776,510	$490,294

Cash paid during the year for income taxes	$115,306	$31,690	$-

See accompanying notes to consolidated financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000

Supplemental disclosures of non-cash investing and financing activities:

Equipment acquired through issuance of capital lease	$125,578	$-	$-

Exchange of common stock for reduction in accounts
payable-related party	$300,000	$-	$-

Reduction of goodwill from adjustment of
restructuring reserve	$76,201	$-	$-

Acquisition of Mobitec (Note 2):
Cash purchase price	$15,030	$5,104,788	$-

Working capital acquired, net of cash and cash equivalents
acquired of $347,477	$-	$1,065,485	$-
Fair value of other tangible assets acquired, principally
property and equipment	-	263,556	-
Cost in excess of net assets acquired	15,030	6,836,055	-
Customer lists acquired	-	1,165,917	-
Minority interest assumed	-	(113,627)	-
Promissory note and obligation issued to seller	-	(2,591,235)	-
Fair value of warrants issued to seller	-	(95,000)	-
Fair value of stock issued to seller	-	(915,900)	-
Acquisition costs included in liabilities	-	(510,463)	-

	$15,030	$5,104,788	$-

Fair value of warrants issued to investment funds company
as part of acquisition financing	$-	$252,000	$-

See accompanying notes to consolidated financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Organization

Digital Recorders, Inc. (the "Company") was incorporated in 1983 and became a public company through an initial public offering in November 1994.  The Company itself, or through contractors, designs, manufactures, sells, and services information technology and audio surveillance technology products through the transportation communications segment and the law enforcement and surveillance segment. Customers include municipalities, regional transportation districts, federal, state and local departments of transportation, bus manufacturers, and law enforcement agencies and organizations. The Company markets primarily to customers located in North and South America, Far and Middle East, Asia, Australia and Europe.

(b)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

(c)	Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The Company's operations are affected by numerous factors, including changes in laws and governmental regulations and technological advances. The Company cannot predict if any of these factors might have a significant impact upon the transportation communications and the law enforcement and surveillance industries in the future, nor can it predict what impact, if any, the occurrence of these or other events might have upon the Company's operations and cash flows. Significant estimates and assumptions made by management are used for, but not limited to, the allowance for doubtful accounts, the allowance for slow moving inventory, the estimated useful lives of long-lived and intangible assets, the recoverability of such assets by their estimated future undiscounted cash flows, the fair value of reporting units and indefinite life intangible assets, the allowance for warranty claim reserves and the purchase price allocations used in the Company's acquisitions.

(d)	Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At times, the Company places temporary cash investments with high credit quality financial institutions in amounts that may be in excess of FDIC insurance limits.

(e)	Revenue Recognition

Revenue from product sales is recognized upon shipment to customers based upon the defined shipping terms. Even though the Company receives customer sales orders that may require scheduled product deliveries over several months, sales revenues are only recognized upon physical shipment of the product to the customer.  Service revenues are recognized upon completing the service. Service revenues include product repair not under a warranty agreement, city route mapping, product installation, training, consulting to transit authorities and funded research and development projects.  Service revenues were not a significant source of revenue for 2002, 2001 and 2000.  Product sales and service revenues for 2002, 2001 and 2000 are detailed below:

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements-Continued

	Years Ended December 31,

	2002		2001		2000
	Amount	%	Amount	%	Amount	%

Product sales, net	$44,602,462	98.8%	$36,663,102	98.5%	$29,202,570	97.7%
Service revenues	535,524	1.2	552,250	1.5	683,598	2.3

Total	$45,137,986	100.0%	$37,215,352	100.0%	$29,886,168	100.0%

The Company's customer sales agreements do not provide any post-sales service, support, subsequent upgrade rights or right of return.

(f)	Trade Accounts Receivable

The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade receivable credit risk exposure is limited. Trade receivables are carried at original invoice amount less an estimate provided for doubtful receivables, based upon a review of all outstanding amounts on a monthly basis. A valuation allowance is provided for known and anticipated credit losses, as determined by management in the course of regularly evaluating individual customer receivables. This evaluation takes into consideration a customer's financial condition and credit history, as well as current economic conditions. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. No interest is charged on customer accounts.

(g)	Inventories

Inventories are valued at the lower of cost or market, with cost determined by the first-in, first-out method.

(h)	Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets ranging from three to ten years. The Company periodically evaluates the recoverability of its property and equipment. If facts and circumstances suggest that the property and equipment will not be recoverable, as determined based upon the undiscounted cash flows over the remaining depreciable period, the carrying value of property and equipment will be reduced to its fair value using prices for similar assets. To date, management has determined that no impairment of property and equipment exists.

(i)	Goodwill and Indefinite Life Intangible Assets

Beginning January 1, 2002, goodwill and indefinite life intangible assets are not amortized but are tested annually for impairment, or more frequently if events or changes in circumstances indicate that the assets might be impaired.  Management has determined the Company does not have indefinite life intangible assets.  In assessing the recoverability of goodwill, the Company must make assumptions about the estimated future cash flows and other factors to determine the fair value of these assets.

Assumptions about future revenue and cash flows require significant judgment because of the current state of the economy, the fluctuation of actual revenue and the timing of expenses. The Company's management develops future revenue estimates based upon customer commitments and other available data. Estimates of future cash flows assume that expenses will grow at rates consistent with historical rates. If the expected cash flows are not realized or if market conditions result in lower valuation multiples, impairment losses may be recorded in the future.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements-Continued

For goodwill, the impairment evaluation includes a comparison of the carrying value of the reporting unit (including goodwill) to that reporting unit's fair value. If the reporting unit's estimated fair value exceeds the reporting unit's carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceed the unit's carrying value, then an additional analysis is performed to allocate the fair value of the reporting unit to all of the assets and liabilities of that unit as if that unit had been acquired in a business combination and the fair value of the unit was the purchase price. If the excess of the fair value of the reporting unit over the fair value of the identifiable assets and liabilities is less than the carrying value of the unit's goodwill, an impairment charge is recorded for the difference. To date, management has determined that no impairment of goodwill exists.

(j)	Intangible Assets

Intangible assets recorded as part of the acquisitions of Transit-Media and Digital Audio consist of certain deferred costs, tooling and related costs, and costs incurred to apply for and obtain patents on internally developed technology. Intangible assets also consist of customer list relationships recorded as part of the acquisition of Mobitec. Intangible assets are amortized using a straight-line method over 3-15 years. The Company periodically evaluates the recoverability of its intangible assets.  If facts and circumstances suggest that the intangible assets will not be recoverable, as determined based upon the undiscounted cash flows of the entity acquired and the patented products over the remaining amortization period, the carrying value of the intangible assets will be reduced to its fair value (estimated discounted future cash flows). To date, management has determined that no impairment of intangible assets exists.

(k)	Research and Development Costs

Research and development costs are charged to operations as incurred. Research and development expenses were $2,492,428, $2,648,510 and $2,294,620 in 2002, 2001 and 2000, respectively.

(l)	Advertising Costs

Advertising costs are charged to operations as incurred. Advertising expenses were $72,728, $128,843 and $171,335 in 2002, 2001 and 2000, respectively.

(m)	Shipping and Handling Fees and Costs

The Company includes shipping and handling fees billed to customers in net sales.  Shipping and handling costs associated with inbound and outbound freight are included in cost of sales and totaled $1,041,658, $1,023,862 and $734,640 in 2002, 2001 and 2000, respectively.

(n)	Per Share Amounts

The basic net income (loss) per common share has been computed based upon the weighted average of shares of common stock outstanding.  Diluted net income (loss) per common share has been computed based upon the weighted average of shares of common stock outstanding and shares that would have been outstanding assuming the issuance of common stock for all dilutive potential common stock outstanding. The Company's convertible preferred stock and debt and outstanding stock options and warrants represent the only dilutive potential common stock outstanding. The amounts of income (loss) used in the calculations of diluted and basic income (loss) per common share were the same for all the years presented. Diluted net income (loss) per common share is equal to the basic net income (loss) per common share for the years ended December 31, 2002, 2001 and 2000 as common equivalent shares from stock options, stock warrants and convertible debentures would not have a dilutive effect because of the loss from continuing operations.

(o)	Stock-Based Compensation

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock option plans.  As allowed by SFAS No. 123, the Company has chosen to continue to account for stock-based

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements-Continued

compensation using the intrinsic value method prescribed in Accounting Principles Board No. 25, "Accounting for Stock Issued To Employees," and related interpretations, which does not require compensation to be recorded if the consideration to be received is at least equal to the fair value of the common stock to be received at the measurement date. Under the requirements of SFAS No. 123, non-employee stock-based transactions require compensation to be recorded based on the fair value of the securities issued or the services received, whichever is more reliably measurable.

Had compensation cost for the stock option plans been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the pro forma basic and diluted net loss per common share would have been as follows:

	2002	2001	2000

Net loss applicable to common shareholders	$(366,503)	$(61,735)	$(456,463)

Pro forma net loss applicable to common shareholders	$(409,916)	$(289,125)	$(613,548)

Basic and diluted net loss:
As reported	$(0.10)	$(0.02)	$(0.14)
Pro forma	$(0.11)	$(0.08)	$(0.19)

(p)	Translation of Foreign Currency

The local currency of each of the countries of the operating foreign subsidiaries is considered to be the functional currency. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the year. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as the cumulative translation adjustment included in accumulated comprehensive income (loss) in stockholders' equity. Realized gains and losses on foreign currency transactions, if any, are included in operations for the year.

(q)	Income Taxes

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

(r)	Fair Value of Financial Instruments

The following summarizes the major methods and assumptions used in estimating the fair values of financial instruments:

-	Cash and Cash Equivalents - The carrying amount approximates fair value due to the relatively short- term period to maturity of these instruments.
-

Short- and Long-Term Borrowings - The carrying amount approximates the estimated fair value for debt with similar terms, interest rates and remaining maturities currently available to companies with similar credit ratings.

(s)	Product Warranties

The Company provides a limited warranty for its products. The Company’s standard warranties require the Company to repair or replace defective products during such warranty period at no cost to the customer. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The Company utilizes historical trends and actuarial analysis tools to assist in determining the appropriate loss reserve levels.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements-Continued

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

The purchase price for the Mobitec shares consisted of a combination of cash, notes, stock and warrants to purchase stock. The total purchase price was $7,977,361 consisting of (i) $4,375,226 in cash, (ii) promissory notes and obligation issued by DRI Europa to the sellers aggregating $2,591,235 (iii) 430,000 restricted shares of our common stock (valued at $915,900 or $2.13 per share) issued to two of the sellers, and (iv) warrants to purchase the aggregate of 100,000 shares of common stock at an exercise price of $4.00 per share for a period of five years (valued at a total of $95,000) issued to one of the sellers.  Capitalized acquisition costs were $1,602,532 of which $510,463 were accrued as liabilities. The purchase price has been allocated as follows: $263,556 to property and equipment, $1,412,961 to working capital, $113,627 to minority interest, $6,851,085 to goodwill and $1,165,917 to intangible assets. Goodwill and intangible assets were amortized over 15 years by the straight-line method from the date of acquisition until December 31, 2001. At that time, goodwill amortization ceased in accordance with provisions of Statement of Financial Accounting Standards No. 142 (see Note 3).

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

(3)	GOODWILL AND OTHER INTANGIBLE ASSETS-ADOPTION OF STATEMENTS 141 AND 142

In June 2001, the Financial Accounting Standards Board issued SFAS Nos. 141 and 142, "Business Combinations" and "Goodwill and Other Intangible Assets." Under the new rules, goodwill and other intangible assets deemed to have indefinite useful lives are no longer amortized but are subject to impairment tests at least annually, or more frequently if circumstances occur that indicate impairment may have occurred. Management has determined that the Company does not currently have any indefinite life intangible assets. Other intangible assets continue to be amortized over their useful lives. Amortization of certain of these intangible assets continues to be deductible for income tax purposes.

For acquisitions completed prior to June 30, 2001, the Company has applied the new rules on accounting for business combinations and goodwill and other intangible assets beginning on January 1, 2002. Effective upon the adoption of SFAS No. 142 on January 1, 2002, the Company identified its two operating segments each to be separate reporting units. The carrying values of the reporting units are determined by allocating all applicable assets (including goodwill) and liabilities based upon the unit in which the assets are employed and to which the liabilities relate, considering the methodologies utilized to determine the fair value of the reporting units.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements-Continued

In connection with the adoption of SFAS No. 142, the Company was required to carry out a transitional goodwill impairment evaluation, which required an assessment of whether there was an indication that goodwill was impaired at the date of adoption. The Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities (including goodwill) to those reporting units as of the date of adoption. All existing goodwill at the date of adoption was assigned to one or more reporting units in a reasonable and supportable manner as prescribed in the standard. The Company assessed the fair value of each reporting unit and compared it to the unit's carrying value.

The Company has completed its goodwill impairment evaluation in connection with the adoption of the new standard and determined that there is no impairment of goodwill as of the date of adoption. As a result of these impairment evaluations, no impairment charges were recorded during the year ended December 31, 2002. Management is not aware of any events, through the date of the Company's Annual Report on Form 10-K, which indicates that an impairment has been experienced.  Under the new standard, goodwill will be required, at a minimum, to be evaluated annually for impairment.

The following table reflects the impact of the new standards and reconciles the reported net loss applicable to common shareholders to net loss applicable to common shareholders adjusted for amortization of goodwill, net of the associated tax effects, and the related per share amounts:

	Years Ended December 31,

	2002	2001	2000

Net loss applicable to common shareholders	$(366,503)	$(61,735)	$(456,463)

Add back amortization, net of taxes*:

Goodwill	-	334,714	117,667

Adjusted net income (loss) applicable to
common shareholders	$(366,503)	$272,979	$(338,796)

Reported net loss per share, basic and diluted	$(0.10)	$(0.02)	$(0.14)

Add back amortization, net of taxes:

Goodwill	-	0.10	0.04

Adjusted net income (loss) per share:
Baisic	$(0.10)	$0.08	$(0.10)

Diluted	$(0.10)	$0.07	$(0.10)

* The Company's goodwill amortization expense has not been deductible for tax purposes.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements-Continued

The change in the carrying amount of goodwill for each of the Company's operating segments for the years ended December 31, 2002 and 2001 is as follows:

	Transportation	Law enforcement
	communications	and surveillance	Total

Balance as of January 1, 2001	$-	$1,078,611	$1,078,611

Acquisitions	6,836,055	-	6,836,055
Amortization	(217,047)	(117,667)	(334,714)
Effect of exchange rates	(23,297)	-	(23,297)

Balance as of December 31, 2001	6,595,711	960,944	7,556,655

Acquisitions	15,030	-	15,030
Adjustment of restructuring reserve	(76,201)	-	(76,201)
Effect of exchange rates	1,464,912	-	1,464,912

Balance as of December 31, 2002	$7,999,452	$960,944	$8,960,396

The composition of the Company's acquired intangible assets and the associated accumulated amortization as of December 31, 2002 and 2001 is as of follows:

	December 31, 2002			December 31, 2001

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Intangible assets subject to
amortization:
Patents and devlopment

costs	$367,959	$229,224	$138,735	$281,305	$154,229	$127,076
Customer lists	1,387,496	133,698	1,253,798	1,165,918	34,427	1,131,491

	$1,755,455	$362,922	$1,392,533	$1,447,223	$188,656	$1,258,567

(4)	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
	December 31,
	2002	2001

Leashold improvements	$58,461	$58,461
Automobiles	2,541	2,541
Computer and telecommunications equipment	1,601,624	947,315
Test equipment	197,665	180,561
Furniture and fixtures	1,171,921	839,724

	3,032,212	2,028,602
Less accumulated depreciation and amortization	1,459,953	1,015,925

	$1,572,259	$1,012,677

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements-Continued

(5)	INVENTORIES

Inventories consist of the following:

	December 31,
	2002	2001

Raw materials and system components	$7,237,385	$7,156,163
Work in process	148,105	61,893
Finished goods	1,445,032	1,705,649

	$8,830,522	$8,923,705

(6)	LEASES

The Company leases its premises and certain office equipment under various operating leases that expire at various times through 2008.  Rent and lease expense under these operating leases was $741,220, $629,229 and $532,327 for the years ended December 31, 2002, 2001 and 2000, respectively.  The Company records rent on a straight-line basis.

The Company also has a lease commitment under a capital lease obligation for a tradeshow booth that expires in 2004.

At December 31, 2002, future minimum lease payments under the non-cancelable operating leases and the future minimum lease payments and the present value of the capital lease are as follows:

	Capital	Operating
Year Ending December 31,	Leases	Leases

2003	$69,958	$618,318
2004	68,042	490,334
2005	-	355,820
2006	-	260,667
2007	-	219,116
Thereafter	-	64,821

Total future minimum lease payments	138,000	$2,009,076

Less amount representing interest (8.6% interest)	12,363

Present value of future minimum capital lease payments	125,637
Less current portion	60,622

Long-term portion (see Note 7)	$65,015

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements-Continued

(7)	LINES OF CREDIT AND LONG-TERM DEBT

a) Lines of Credit

The Company has an asset-based lending agreement (the "Credit Agreement") with Guaranty Business Credit Corporation that expires August 22, 2003. At December 31, 2002, the Credit Agreement provided up to $11.75 million in borrowing to be used for acquisitions, working capital and general corporate purposes.  The working capital (accounts receivable and inventory) borrowing portion of the agreement was limited at December 31, 2002 to a combined maximum limit of $6.75 million.  The interest rate on the revolving credit portion of the agreement is the published prime lending rate (4.25% at December 31, 2002) plus 1.75 percent.  Credit extended for acquisitions bears an interest rate of prime (4.25% at December 31, 2002) plus 2 percent.  At December 31, 2002, available collateral based on the value of eligible trade accounts receivable and inventories was $7,504,062, which, given the outstanding debt balance under this agreement of $6,489,729, resulted in a potential additional borrowing availability of $1,014,333.  However, due to the working capital limit of $6,750,000 imposed by Guaranty Business Credit Corporation, the additional borrowing availability was limited to $260,271. The outstanding debt under this agreement is secured by substantially all U.S.-based assets including the assets of the Company's subsidiaries.  The Company expects to renew or replace this credit agreement with a long-term agreement substantially similar in terms and conditions.

As amended, the Credit Agreement includes customary covenants and conditions relating to the conduct and operation of the Company's business.  Specifically, as amended, the Credit Agreement limits the payment of dividends upon any class of stock to $177,000 annually, subjects the Company to a 1:1 Earnings Before Interest, Taxes, Depreciation and Amortization to interest coverage ratio to be calculated upon a quarterly and year to date basis and limits capital expenditures to $25,000 for individual transactions and $250,000 in aggregate. In addition, overadvances are permitted under the agreement up to $400,000 and acquisitions require approval from the lender.  The Company was in compliance with all agreement covenants except the capital expenditure covenant for the year ended December 31, 2002, but received a waiver from Guarantee Business Credit Corporation on March 28, 2003.  The Company was in compliance with all covenants at December 31, 2001 and December 31, 2000.

Mobitec AB, the Company's wholly owned Swedish subsidiary, has an agreement with its bank in Sweden from which it may currently borrow up to a maximum of 10,000,000 krona (SEK) or $1,144,000. At December 31, 2002, 7,535,924 krona (SEK), or $862,110, was outstanding, resulting in additional borrowing availability of 2,464,076 krona (SEK), or $281,890. The maximum borrowing in the amount of 10,000,000 krona (SEK) is secured by cash on deposit with the bank in the amount of 2,200,000 krona (SEK), or $251,680.  The terms of this agreement require payment of an unused credit line fee equal to 0.5 percent of the unused portion and interest at 5 percent of the outstanding balance. This agreement is secured by substantially all assets of Mobitec AB.  The line of credit agreement has an expiration date of December 31, 2003.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements-Continued

Mobitec AB also has an agreement with the same bank from which it may borrow up to 6,000,000 krona (SEK), or $686,400. Based upon the availability formula under this agreement, 1,328,251 krona (SEK), or $151,952, was outstanding at December 31, 2002, resulting in additional borrowing availability of 4,671,749 krona (SEK), or $534,448. The line of credit bears interest at 5.1 percent and is collateralized by accounts receivable. The agreement has an expiration date of December 31, 2003.

Lines of credit at December 31, 2002 and 2001 consists of the following:
	December 31,
	2002	2001

Credit line with Guaranty Business Credit Corporation, dated August 23, 1999, payable in full August 23, 2003, secured by accounts receivable, inventory and all assets of the U.S. based domestic entities of the Company.	$6,489,729 *	$-

Line of credit with Swedish bank dated December 31, 2002, secured by assets of the Swedish subsidiary, Mobitec AB, and a cash deposit, with interest at 5%.	862,110	760,092

Line of credit with Swedish bank dated December 31, 2002 secured by accounts receivable of the Swedish subsidiary, Mobitec AB, with interest at 5.1%.	151,952	151,602

Total lines of credit	$7,503,791	$911,694

* Reclassified during 2002 as a current liability due to the expiration date of the agreement being less than one year from the balance sheet date.

b) Long-Term Debt

Long-term debt consists of the following notes and obligations, the proceeds of which were used to finance the Mobitec acquisition and for working capital requirements.

An unsecured note and obligation in the amount of $2,471,235 are due to a shareholder. The unsecured note in the amount of $2,111,235 is payable in full June 28, 2004 with an annual interest of 9% paid quarterly.  The obligation balance of $360,000 at December 31, 2002 is due in six remaining non-interest bearing quarterly payments.

A term loan from the Company's Swedish bank dated June 28, 2001 having a balance of 15,400,000 krona (SEK), or $1,763,050, at December 31, 2002 is payable in 14 remaining quarterly payments of 1,100,000 krona (SEK), or $125,840, at an annual interest rate of 5.35% and is secured by stock of the Swedish holding company and the consolidated subsidiary.

Two convertible subordinated debentures in the amount of $3,000,000 dated June 22, 2001 and $1,150,000 dated July 31, 2002 are payable to Renaissance Capital Group.  The president of Renaissance Capital Group, Russell C. Cleveland, is a member of the Company's Board of Directors. The $3,000,000 debenture is payable in full on June 28, 2008, if not sooner redeemed or converted, with annual interest at 8% paid monthly.  It also provides for monthly principal redemption installments commencing June 27, 2004, each of such installments to be in the dollar amount of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount.  The $1,150,000 debenture is payable in full on June 27, 2009, if not sooner redeemed or converted, with annual interest at 8% paid monthly.  It also provides for monthly principal redemption installments commencing July 31, 2005, each of such installments to be in the dollar amount of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount.  The loan agreement under which the convertible debenture was issued subjects the Company to a 1:1 Earnings Before Interest, Depreciation and Amortization to interest coverage ratio to be calculated quarterly on a rolling four quarter basis and a 1.3:1 current ratio to be calculated at each quarter end.  The Company was not in compliance with the current ratio covenant as of December 31, 2002, but received an appropriate waiver from Renaissance Capital Group on March 21, 2003.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements-Continued

A convertible subordinated debenture in the amount of $250,000 dated August 26, 2002, is payable to John D. Higgins, a stockholder and member of the Board of Directors, and is due in full August 26, 2009, if not sooner redeemed or converted, with annual interest at 8% paid monthly.  It also provides for monthly principal redemption installments commencing August 26, 2005, each of such installments to be in the dollar amount of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount. The loan agreement under which the convertible debenture was issued subjects the Company to a 1:1 Earnings Before Interest, Depreciation and Amortization to interest coverage ratio to be calculated quarterly on a rolling four quarter basis and a 1.3:1 current ratio to be calculated at each quarter end.  The Company was not in compliance with the current ratio covenant as of December 31, 2002, but received an appropriate waiver from Mr. Higgins on March 21, 2003.

Long-term debt at December 31, 2002 and 2001 consists of the following:

	December 31,
	2002		2001

Credit line with Guaranty Business Credit Corporation, dated August 23, 1999, payable in full August 23, 2003, secured by accounts receivable, inventory and all assets of the U.S. based domestic entities of the Company.	$-		$4,882,842	*

Unsecured note to a stockholder, dated June 28, 2001, payable in full June 28, 2004, with interest at 9%.	2,111,235		2,111,235
Unsecured obligation to a stockholder dated June 28, 2001, payable in 12 quarterly installments, with zero interest.	360,000		405,000
Note payable to a Swedish bank, dated June 28, 2001, payable in 20 quarterly installments of $125,840 including interest at 5.35%. Note collateralized by stock of Swedish holding company and consolidated subsidiary.	1,763,050		1,977,176

Convertible debentures dated June 22, 2001, payable in full June 22, 2008, with interest at 8%.	2,802,000	**	2,766,000	***
Convertible debentures dated July 31, 2002, payable in full June 27, 2009, with interest at 8%.	1,150,000		-

Convertible debenture dated August 26, 2002, payable in full August 26, 2009, with interest at 8%.	250,000		-

Total long-term debt	8,436,285		12,142,253
Less current maturities	763,360		541,233

	7,672,925		11,601,020
Long-term portion of capital lease (See Note 6)	65,015		-

	$7,737,940		$11,601,020

*	Reclassified during 2002 as a current liability due to the expiration date of the agreement being less than one year from the balance sheet date.
**	Amounts are net of the value of warrants issued of $198,000.
***	Amounts are net of the value of warrants issued of $234,000.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements-Continued

Net interest expense was $1,150,962, $814,207 and $510,598 for the years ended December 31, 2002, 2001 and 2000, respectively.

The repayment amounts of long-term debt are due as follows:

Year ending December 31,
2003	$763,360
2004	2,714,595
2005	503,360
2006	252,970
2007	-
Thereafter	4,202,000

$8,436,285

(8)	PREFERRED STOCK

The Company has the authority to issue 1,000,000 shares of preferred stock of which 700,000 shares have been designated Series A Convertible Preferred Stock and 10,000, 7,500, 10,020 and 20,000 shares have been designated Series B, Series C, Series AA and Series AAA Redeemable Nonvoting Preferred Stock, respectively. In addition, 252,480 shares of undesignated preferred stock are authorized. Three hundred fifty four shares of Series AAA Redeemable Nonvoting Preferred Stock are issued and outstanding.

On December 13, 1999, the Board of Directors authorized the creation of 10,000 shares of a class of preferred stock designated as "Series D Junior Participating Preferred Stock" having a par value of $0.10.  See Stockholders' Rights - Note 16.

Series AAA Preferred shares are cumulative, nonvoting, fully participating, convertible and redeemable at our discretion with the redemption price equal to the liquidation preference. The liquidation preference equals $5,000 per share, plus all accrued and unpaid dividends.

On April 6, 1998, the holders of the Series AAA Preferred Stock approved an amendment to the Articles of Incorporation to: (i) extend the mandatory redemption date of the Series AAA Preferred Stock (the "Preferred Shares") to December 31, 2003, (ii) permit the earlier redemption of the Preferred Shares at our option at any time upon 30 days' written notice, (iii) increase the amount of the quarterly dividend payable with respect to each Preferred Share from $112.50 to $125.00 beginning in 1999, and (iv) increase the number of shares of Common Stock of the Company issuable upon conversion of each Preferred Share from 500 shares of Common Stock to 625 shares of Common Stock. Such amendment was presented to a vote of the holders of Common Stock during the 1998 stockholders meeting and was adopted.   On March 6, 2003, the holders of the Series AAA Preferred Stock approved an amendment which eliminated the mandatory redemption date.  See Subsequent Events - Note 21.

(9)	COMMON STOCK WARRANTS

In 2001, the Company granted 350,000 warrants that allow the holder to purchase one share of Common Stock.  Of these warrants, 300,000 were granted as part of the Mobitec acquisition and financing.  Of that amount, 100,000 warrants are exercisable at $4 per share, valued at approximately $95,000 on the date of acquisition.  200,000  are exercisable at $2.05 per share, valued at approximately $252,000 on the date of acquisition. These amounts were capitalized as part of the acquisition financing.  The remaining 50,000 warrants were issued to an individual and are exercisable at $2.15 per share.  The value of such warrants was approximately $35,000 and was charged to selling, general and administrative expenses.  These warrants are fully vested and expire in 2006.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements-Continued

During 2000, the Company issued 121,000 warrants that allow the holder to purchase one share of Common Stock.  Of that amount, 111,000 are exercisable at $3.75 per share, and 10,000 are exercisable at $3 per share.  These warrants have five-year terms and expire in 2005.

During 1997, 75,000 five-year warrants were granted that allow the holder to purchase one share of Common Stock.  Of these warrants, 37,500 are exercisable at $3.00 per share; 18,750 are exercisable at $5.00 per share and 18,750 are exercisable at $7.50 per share. At December 31, 2000 these warrants had vested and then were outstanding.  These warrants were never exercised and expired in June 2002.

(10)	COMMON STOCK OPTIONS

(a)	Incentive Stock Option Plan

The Company has an incentive stock option plan for employees whereby options to purchase Common Stock are granted at no less than the stock's estimated fair market value at the date of the grant and may be exercised during specified future periods.

	2002		2001		2000

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	674,300	$2.42	587,800	$2.42	478,200	$2.53
Granted	50,000	2.55	88,000	2.48	131,500	1.96
Exercised	-	-	-	-	(400)	1.94
Canceled	(9,500)	1.97	(1,500)	2.15	(21,500)	2.28

Outstanding at end of year	714,800	$2.44	674,300	$2.42	587,800	$2.42

Weighted-average fair value of
options granted during the year		$0.72		$1.72		$1.19

	Options Outstanding				Options Exercisable

	Number	Weighted-Average			Number
Range of	Outstanding	Remaining		Weighted- Average	Exercisable	Weighted- Average
Exercise Price	at 12/31/02	Contractual Life		Exercise Price	at 12/31/02	Exercise Price

$1.65 - 2.03	307,888	6.53	years	$1.96	271,723	$1.96
2.31 -3.00	406,912	5.45	years	2.80	300,411	2.82

	714,800				572,134

(b)	Non-Qualified Stock Options

The Company has issued options to purchase Common Stock primarily to non-employee members of the Board of Directors or committees of the Board of Directors which are exercisable at times and in increments as specified by the individual agreements.

	2002		2001		2000

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	259,987	$2.25	215,987	$2.20	137,987	$2.23
Granted	6,000	2.50	44,000	2.50	80,000	2.13
Exercised	-	-	-	-	-	-
Canceled	(6,000)	2.38	-	-	(2,000)	1.94

Outstanding at end of year	259,987	$2.25	259,987	$2.25	215,987	$2.20

Weighted-average fair value of
options granted during the year		$1.19		$1.72		$1.18

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements-Continued

	Options Outstanding				Options Exercisable

	Number	Weighted-Average			Number
Range of	Outstanding	Remaining		Weighted- Average	Exercisable	Weighted- Average
Exercise Price	at 12/31/02	Contractual Life		Exercise Price	at 12/31/02	Exercise Price

$1.63 - 2.00	136,000	6.91	years	$1.93	136,000	$1.93
2.38 -2.00	123,987	6.28	years	2.60	123,987	2.60

	259,987				259,987

(c)	Stock-Based Compensation

The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and, accordingly, no compensation cost has been recognized for stock options issued under the stock option plans. As disclosed in Note 1, SFAS No. 123 requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option-pricing models. These models require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated value. Significant assumptions used by the Company for the pro forma calculations disclosed in Note 1 are as follows:

	2002	2001	2000

Risk-free interest rate	3.83%	5.0%	6.5%
Expected life	1 to 10 Years	10 Years	10 Years
Expected volatility	54.37%	57.50%	66.33%
Expected dividends	None	None	None

(11)	INCOME TAXES

The pretax income (loss) for the years ended December 31, 2002, 2001 and 2000 was taxed by the following jurisdictions:

	2002	2001	2000

Domestic	$(303,517)	$733,338	$474,198
Foreign	215,069	(1,125,156)	(753,661)

	$(88,448)	$(391,818)	$(279,463)

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements-Continued

The income tax provision charged (benefit credited) for the years ended December 31, 2002, 2001 and 2000 were as follows:

	2002	2001	2000

Current:
U.S. federal	$-	$-	$-
State	(32,405)	18,353	-
Foreign	215,614	70,788	-

	183,209	89,141	-

Deferred:
U.S. federal	(86,714)	(605,119)	-
State	(116,589)	(39,642)	-
Foreign	62,242	22,485	-

	(141,061)	(622,276)	-

	$42,148	$(533,135)	$-

The income tax benefit differs from the expected amount of income tax benefit determined by applying the U.S. federal income tax rates to the pretax income (loss) for the years ended December 31, 2002, 2001 and 2000 due to the following:

	2002		2001		2000

		Percentage		Percentage		Percentage
		of pretax		of pretax		of pretax
	Amount	earnings (loss)	Amount	earnings (loss)	Amount	earnings (loss)

Computed "expected" tax benefit	$(30,957)	(35.0)%	$(137,137)	(35.0)%	$(97,812)	(35.0)
Increase (decrease) in income taxes
resulting from:
Nondeductible expenses	309,062	349.4	318,066	81.2	-	-
Nontaxable income	(122,724)	(138.8)	(64,345)	(16.4)	-	-
Foreign subsidiary losses	244,232	276.1	193,992	49.5	263,781	94.4
Lower rates on earnings of foreign operations	(154,588)	(174.8)	(10,350)	(2.6)	-	-
State taxes, net of federal benefit	(110,877)	(123.7)	8,740	2.2	-	-
Realization of loss carryforwards and other
changes in valuation allowance	(92,000)	(104.0)	(842,101)	(214.9)	(165,969)	(59.4)

	$42,148	49.2%	$(533,135)	(136.0)%	$-	-%

Net deferred tax assets consist of the following components as of December 31, 2002 and 2001:

	2002	2001

Deferred tax assets:
Federal and state loss carryforwards	$427,285	$344,366
Federal tax credits	87,908	87,908
Foreign loss carryforwards	905,000	861,795
Foreign currency translation benefits	17,599	215,593
Inventory reserve and capitalization	135,761	90,634
Other accruals and reserves	205,110	146,853

Total gross deferred tax assets	1,778,663	1,747,149
Less valuation allowance	(913,000)	(900,000)

	865,663	847,149
Deferred tax liabilities:
Untaxed foreign reserves	(138,695)	(31,841)

Net deferred tax assets	$726,968	$815,308

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements-Continued

The Company reduces its deferred tax assets by a valuation allowance when, based upon the available evidence, it is more likely than not that a significant portion of the deferred tax assets will not be realized. At December 31, 2002 and 2001, substantially all of the Company's deferred tax valuation allowance is attributable to operating loss carryforwards at one of its foreign subsidiaries.

The components giving rise to the net deferred tax assets described above have been included in the accompanying consolidated balance sheets as of December 31, 2002 and 2001 as follows:

	2002	2001

Noncurrent assets	$865,663	$847,149
Current liabilities	(138,695)	(31,841)

	$726,968	$815,308

At December 31, 2002, the Company has net operating loss carryforwards for federal income tax purposes of $758,806, which are available to offset future federal taxable income, if any, through 2009 to 2022. In addition, one of the Company's domestic subsidiaries has net economic loss carryforwards for state income tax purposes of $1,296,757, which are available to offset future state taxable income, if any, through 2012 and 2013. Further, one of the Company's foreign subsidiaries also has loss carryforwards for German tax purposes of $3,231,726 which are available to offset future foreign taxable income.

The Tax Reform Act of 1986 contains provisions that limit the ability to utilize net operating loss carryforwards in the case of certain events including significant changes in ownership interests. If the net operating loss carryforwards are limited, and the Company has taxable income which exceeds the permissible yearly net operating loss, the Company would incur a federal income tax liability even though net operating losses would be available in future years.

The Company also has research and development tax credits for federal income tax purposes of $87,908 at December 31, 2002 that expire in various years from 2007 through 2011.

(12)	OTHER COMPREHENSIVE INCOME (LOSS)

The following is a summary of the tax effects of the components of other comprehensive income (loss), consisting solely of foreign currency translation adjustments, reported in the statements of stockholders' equity for the years ended December 31, 2002, 2001 and 2000:

		Tax (Expense)	Net of tax
	Pre-tax Amount	Benefit	Amount

Year ended December 31, 2002:
Foreign currency translation adjustment	$1,052,546	$(215,593)	$836,953

Year ended December 31, 2001:
Foreign currency translation adjustment	$(133,307)	$46,251	$(87,056)

Year ended December 31, 2000:
Foreign currency translation adjustment	$(141,584)	$50,140	$(91,444)

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements-Continued

(13)	MAJOR CUSTOMERS

Because of the nature of the Company's business, the major customers may vary between years.  Net sales for the years ended December 31, 2002, 2001 and 2000 include sales in the transportation communications segment to the following major customers:

	Years Ended December 31,

Customer	2002	2001	2000

Customer A*	$5,208,182	$4,797,440	$3,545,922
Customer B	4,670,503	4,611,774	3,315,953
Customer C	**	4,125,710	4,565,738
Customer D	**	**	4,588,449

	$9,878,685	$13,534,924	$16,016,062

*	Sales of $1,993,235 (38.2% of the total 2002 net sales) for Customer A were realized late in the fourth quarter of 2002.
**	The net sales to these customers were not significant for the years indicated.

Accounts receivable balances for the customers listed above were as follows at December 31, 2002 and 2001:

	December 31,

	2002	2001

Customer A*	$2,253,332	$1,351,162
Customer B	354,684	1,137,496
Customer C	**	327,049
Customer D	**	**

	$2,608,016	$2,815,707

*	Total cash payments from Customer A received subsequent to year-end were $1,342,818.
**	Balances for these customers are not presented for years in which their net sales were not significant.

(14)	RELATED PARTY TRANSACTIONS

The Company purchases electronic components supporting the transportation communications segment from a major stockholder, Lite Vision Corporation ("Lite Vision"), a Taiwan-based company. Lite Vision holds 13.1 percent (500,000) of the outstanding shares of common stock of the Company. The components consist primarily of Light Emitting Diodes (LED) printed circuit boards. The Company purchased from Lite Vision approximately $3.5 million, $4.4 million and $6.7 million during 2002, 2001 and 2000, respectively. The accounts payable balance due to Lite Vision was $859,425, $1,528,786 and $2,224,555 at December 31, 2002, 2001 and 2000, respectively. Mr. Joseph Tang, previously President of Lite Vision and currently affiliated with Lite Vision while also pursuing other private business interests, serves on the Company's Board of Directors.  During 2002 the Company issued 100,000 shares of restricted, unregistered common stock to Lite Vision at $3.00 per share in exchange for an equivalent reduction in accounts payable.

John D. Higgins, a director of the Company, was an employee of Investec Ernst & Co., a securities and investment banking firm that was engaged in December 2000 to provide a fairness opinion from a financial point of view with respect to the Mobitec acquisition. Investec Ernst & Co. received a fee of $120,000, plus reasonable actual expenses, for furnishing the fairness opinion.  In addition, also as part of the Mobitec acquisition, Mr. Higgins received a fee of $17,500 for the successful completion of certain convertible debenture financing. On August 26, 2002, the Company completed a privately negotiated sale of a $250,000

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements-Continued

convertible subordinated debenture to John D. Higgins, a private investor and a director of the Company.  Mr. Higgins received a closing fee of $5,850 related to the $250,000 convertible subordinated debenture and Renaissance Capital Group received a closing fee of $17,250 related to the $1.15 million convertible subordinated debentures.

On August 2, 2002, the Company completed a privately negotiated sale of $1.15 million of convertible subordinated debentures through funds managed by Dallas-based Renaissance Capital Group.  Russell C. Cleveland, Renaissance Capital Group's President and Chief Executive Officer, serves on the Company's Board of Directors.  In June 2001, prior to Mr. Cleveland's involvement as a director of the Company, the Company issued convertible debentures in the amount of $3 million (the "2001 Debentures") to Renaissance Capital Group containing substantially the same terms as the convertible debentures issued in 2002.

(15)	SEGMENT INFORMATION

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

Operating income (loss) for each segment is total sales less operating expenses applicable to the segment. Certain corporate overhead expenses including executive salaries and benefits, public company administrative expenses, legal and audit fees, and interest expense are not included in segment operating income (loss). Segment identifiable assets include accounts receivable, inventories, net property and equipment, net intangible assets and net goodwill.  Sales, operating income (loss), identifiable assets, capital expenditures, long-lived assets, depreciation and amortization, and geographic information for the operating segments are as follows:

	2002	2001	2000

Net sales
Transportation communications	$43,550,637	$35,546,489	$28,986,453
Law enforcement and surveillance	1,587,349	1,668,863	899,715

	$45,137,986	$37,215,352	$29,886,168

Income (loss) from operations
Transportation communications	$4,641,059	$3,974,677	$3,936,346
Law enforcement and surveillance	151,596	(99,471)	(578,413)
Parent entities	(4,068,437)	(4,267,024)	(3,637,396)

	$724,218	$(391,818)	$(279,463)

Depreciation and amortization
Transportation communications	$361,019	$460,469	$130,768
Law enforcement and surveillance	37,867	140,822	159,788
Parent entities	87,251	99,023	103,861

	$486,137	$700,314	$394,417

Capital expenditures
Transportation communications	$356,257	$379,916	$161,059
Law enforcement and surveillance	205,742	16,649	24,667
Parent entities	161,473	36,139	60,609

	$723,472	$432,704	$246,335

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements-Continued

Identifiable assets
Transportation communications	$29,440,853	$25,528,403	$15,386,409
Law enforcement and surveillance	2,144,347	1,763,182	1,647,497
Parent entities	1,797,986	1,518,564	786,319

	$33,383,186	$28,810,149	$17,820,225

Long-lived assets
Transportation communications	$10,748,888	$8,698,249	$522,151
Law enforcement and surveillance	1,224,509	1,003,167	1,127,340
Parent entities	366,555	260,829	484,905

	$12,339,952	$9,962,245	$2,134,396

Geographic information - net sales
NAFTA	$30,260,834	$28,974,134	$27,462,076
Europe	11,615,851	6,152,232	2,332,812
Pacific and other	3,261,301	2,088,986	91,280

	$45,137,986	$37,215,352	$29,886,168

(16)	STOCKHOLDER RIGHTS

Effective December 13, 1999, the Board of Directors adopted a stockholder rights agreement designed to prevent any potential acquirer from gaining control of the Company without fairly compensating the stockholders and to protect the Company from any unfair or coercive takeover attempts. The plan was not adopted in response to any specific effort to acquire the Company.

The Board of Directors approved the declaration of a dividend of one right for each outstanding share of our common stock on the record date of December 27, 1999. Each of the rights, which are not currently exercisable, entitles the holder to purchase 1/1000th of a share of our newly designated Series D Junior Participating Preferred Stock at an exercise price of $20.00. Until exercisable, the rights are represented by and traded with our common stock and no separate certificates for the rights will be issued.

In general, the rights will become exercisable only if any person or group of affiliated persons makes a public announcement that it has acquired 15 percent or more of our stock or that it intends to make or makes a tender offer or exchange offer for 15 percent or more of our stock. Under certain circumstances, each holder of a right (other than the person or group who acquired 15 percent or more of our stock) is entitled to purchase shares of our common stock having a market value equal to two times the exercise price. If, after a person has acquired 15 percent or more of our common stock, the Company is acquired in a merger or other business combination transaction or there is a sales or transfer of a majority of our assets or earning power, each holder of a right is entitled to purchase shares of the acquiring company's common stock having a fair market value equal to two times the exercise price.

The Company may redeem the rights for $.001 per right prior to the acquisition or ownership of 15 percent or more of our common stock and the rights will expire in ten years. The rights distribution is not taxable to the shareholders.

(17)	LEGAL PROCEEDINGS

The Company, in the normal course of its operations, is involved in several legal actions incidental to the business. In management's opinion, the ultimate resolution of these matters will not have a material adverse effect upon the current financial position of the Company or future results of operations.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements-Continued

On February 7, 2001, NextBus Information Systems, Inc, ("NextBus") a California Corporation, filed suit in the United States District Court for the Northern District of California accusing the Company of infringing U.S. Patent 6,006,159 ("the 159 patent"). NextBus based the case on a Company news release and not on an allegedly infringing act. In response, a complaint for declaratory relief was filed on June 25, 2001, in the United States District Court, Northern District of Texas, Dallas Division, asking the court to interpret the scope of the 159 patent. The NextBus action in the United States District Court for the Northern District of California proceeded to hearing on July 3, 2002. The findings of the Court were substantially consistent with the arguments of the Company's Intellectual Property Counsel. In response to the findings of the courts, the Company and NextBus settled the action subsequent to year end.  See Subsequent Events - Note 21.

(18)	RESTRUCTURING COSTS

The Company acquired Mobitec in June 2001. As part of its plan relative to the acquisition, the Company accrued for certain business activities duplicated within the existing and newly acquired international operations.

The accrued restructuring costs totaled $190,000 at December 31, 2001 and were comprised of staff reduction costs, lease payments and other selling, general and administrative expenses in the amount of $151,925, $3,075 and $35,000, respectively. Upon finalization of the restructuring plan in 2002, the Company reduced the accrual by $76,201 which was credited to the acquisition cost; and adjusted reserve components to $36,066, $33,927 and $43,806 for staff reduction costs, lease payments and other selling, general and administrative expenses, respectively.

During 2002, $90,799 was credited to the reserve for staff reduction costs, lease payments and other selling, general and administrative expenses in the amount of $36,066, $10,927 and $43,806, respectively.  No amounts were credited against the reserve during 2001. All costs to be charged against the accrual, consisting solely of lease payments, are expected to conclude during the first quarter of 2004.  Of the remaining reserve amount of $23,000, the Company expects $18,400 to be charged to the reserve during 2003 and $4,600 during 2004.

(19)	RECENT PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a company to evaluate all existing arrangements to identify situations where a company has a "variable interest" (commonly evidenced by a guarantee arrangement or other commitment to provide financial support) in a "variable interest entity" (commonly a thinly capitalized entity) and further determine when such variable interests require a company to consolidate the variable interest entities' financial statement with its own. The Company is required to perform this assessment by September 30, 2003 and consolidate any variable interest entities for which it will absorb a majority of the entities' expected losses or receive a majority of the expected residual gains. Management has not yet performed this assessment, however it is not aware of any material variable interest entity that it may be required to consolidate.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal of Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. Adoption of SFAS No. 146 is not expected to have a material effect upon the Company's financial position or operating results.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for the Company beginning January 1, 2003. Management does not expect that adoption of this standard will have a material impact upon the Company's financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements-Continued

(20)	QUARTERLY FINANCIAL DATA (UNAUDITED)

Subsequent to the issuance of the Company's September 30, 2002 consolidated unaudited financial statements filed on Form 10-Q, management recorded certain adjustments to capitalized software costs and foreign currency translation gains.  As a result of the adjustments, the Company's unaudited interim financial information for each of the first three 2002 calendar quarters and the associated year-to-date amounts in those periods have been retroactively restated (1) to record certain project development costs to a capitalized software asset in the pre-tax amount of $166,551 and (2) to adjust pre-tax foreign currency translation gains of $267,344.  The change had no impact upon cash flows provided by operations.

The effect of the restatements from the adjustments of the capitalized software asset and foreign currency translation gains on the Company's unaudited interim consolidated quarterly financial statements and a summary of the quarterly results of operations for the year ended December 31, 2002 is as follows:

Balance Sheet Data:	March 31, 2002		June 30, 2002		September 30, 2002

	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated

Current assets	$17,766,242	$17,766,242	$19,258,085	$19,258,085	$18,798,577	$18,798,577
Property and equipment, net	1,092,211	1,153,186	1,097,766	1,222,309	1,078,641	1,245,192
Other long-term assets	9,906,620	9,906,620	10,823,359	10,823,359	10,774,878	10,774,878
Total liabilities	24,333,711	24,364,625	25,835,783	25,927,306	25,558,351	25,567,398
Stockholders' equity	4,431,362	4,461,423	5,343,427	5,376,447	5,093,745	5,251,249

Statements of Operations Data:	Three Month Period		Three Month Period		Six Month Period
	Ended March 31, 2002		Ended June 30, 2002		Ended June 30, 2002

	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated

Operating income (loss)	$(424,087)	$(363,112)	$706,414	$769,982	$282,327	$406,870
Other expense and interest expense	(286,362)	(249,996)	(302,697)	(53,019)	(589,059)	(303,015)
Income tax benefit (expense)	(15,705)	(46,619)	53,843	(37,680)	38,138	(84,299)
Net income (loss) applicable
to common shareholders	(770,235)	(703,808)	396,857	618,580	(373,378)	(85,228)

Earnings per share:

Net income (loss) per share:
Basic	$(0.21)	$(0.19)	$0.11	$0.17	$(0.10)	$(0.02)
Diluted	(0.21)	(0.19)	0.07	0.11	(0.10)	(0.02)

Weighted average number of common
shares and common shares equivalent
shares outstanding:
Basic	3,704,475	3,704,475	3,704,475	3,704,475	3,704,475	3,704,475
Diluted	3,704,475	3,704,475	5,473,740	5,473,740	3,704,475	3,704,475

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements-Continued

Statements of Operations Data:	Three Month Period		Nine Month Period
	Ended September 30, 2002		Ended September 30, 2002		Three-Month
					Period Ended	2002
	As Reported	As Restated	As Reported	As Restated	December 31, 2002	Total

Operating income (loss)	$40,333	$82,341	$322,660	$489,211	$235,007	$724,218
Other expense and interest expense	(330,378)	(349,078)	(919,437)	(652,093)	(160,573)	(812,666)
Income tax benefit (expense)	38,857	29,810	76,995	(54,489)	12,341	(42,148)
Net income (loss) applicable
to common shareholders	(333,314)	(319,053)	(706,692)	(404,281)	37,778	(366,503)

Earnings per share:

Net income (loss) per share:
Basic	$(0.09)	$(0.08)	$(0.19)	$(0.11)	$0.01	$(0.10)
Diluted	(0.09)	(0.08)	(0.19)	(0.11)	0.01	(0.10)

Weighted average number of common
shares and common shares equivalent
shares outstanding:
Basic	3,769,692	3,769,692	3,726,453	3,726,453	3,804,475	3,746,119
Diluted	3,769,692	3,769,692	3,726,453	3,726,453	3,804,475	3,746,119

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2002 (as restated) and 2001, respectively:

	YEAR ENDED DECEMBER 31, 2002

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Net sales	$8,623,648	$12,434,455	$11,044,010	$13,035,873	$45,137,986
Gross profit	3,089,231	4,661,101	3,748,898	4,775,764	16,274,994
Operating income (loss)	(363,112)	769,982	82,341	235,007	724,218
Net income (loss) applicable to common
shareholders	(703,808)	618,580	(319,053)	37,778	(366,503)
Net income (loss) applicable to common
shareholders per common share:
Basic	$(0.19)	$0.17	$(0.08)	$0.01	$(0.10)
Diluted	$(0.19)	$0.11	$(0.08)	$0.01	$(0.10)

Weighted average number of common shares
and common equivalent shares outstanding:
Basic	3,704,475	3,704,475	3,769,692	3,804,475	3,746,119
Diluted	3,704,475	5,473,740	3,769,692	3,804,475	3,746,119

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements-Continued

	YEAR ENDED DECEMBER 31, 2001

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Net sales	$6,980,974	$8,469,339	$10,699,377	$11,065,662	$37,215,352
Gross profit	2,561,414	3,230,798	4,036,624	3,996,950	13,825,786
Operating income	89,852	383,983	345,630	(400,622)	418,843
Net income (loss) applicable to common
shareholders	(93,084)	157,945	1,516	(128,112)	(61,735)
Net income (loss) applicable to common
shareholders per common share:
Basic	$(0.03)	$0.05	$0.00	$(0.04)	$(0.02)
Diluted	$(0.03)	$0.05	$0.00	$(0.04)	$(0.02)

Weighted average number of common shares
and common equivalent shares outstanding:
Basic	3,274,475	3,293,376	3,704,475	3,704,475	3,495,954
Diluted	3,274,475	3,293,376	3,704,475	3,704,475	3,495,954

During the fourth quarter of 2001, the Company completed its final allocation of the Mobitec purchase price to the specific assets acquired. As a result of the final allocation and other adjustments, an additional amount of $75,751 was charged to selling, general and administrative expenses.

(21)	SUBSEQUENT EVENTS

On January 21, 2003, the Company settled its pending legal action with NextBus. Under the terms of the settlement, no consideration was paid and each organization paid their own litigation expenses.

On February 20, 2003, the Company entered into a Placement Agency Agreement with a Dallas-based investment banking firm, under which the investment banking firm will identify purchasers to participate in the potential equity financing.  As part of the agreement, the investment banking firm will act on a best efforts basis to identify prospective purchasers of equity securities of the Company.  Such equity securities are intended to be sold under an exemption from the registration requirements of the Securities Act of 1933.  The agreement with the investment banking firm is non-exclusive and is terminable upon 30 days notice.  The investment banking firm is entitled to compensation based upon the gross proceeds from the sale of equity securities of the Company sold.  The investment banking firm is entitled to 8 percent of the first $5 million in such gross proceeds, 7 percent of the next $5 million, and 6 percent of the gross proceeds over $10 million.  The Company will pay the investment banking firm the relevant compensation upon closing of the sale generating the compensation.  The Company will also issue to the investment banking firm a warrant to purchase 10 percent of the total number of equity securities sold, exercisable for a period of five years at the price at which the equity securities were sold.  The Company also paid the investment banking firm a $25,000 nonrefundable expense allowance and will reimburse the investment banking firm for all reasonable out-of-pocket expenses in providing services to the Company.

On March 6, 2003, the Company announced that at a special meeting of the AAA Preferred Stock shareholders, the holders of the Series AAA Preferred Stock approved an amendment to the preferred shareholders' Articles of Incorporation to remove the mandatory redemption date, which would have been December 31, 2003.  The Company may now redeem the Series AAA Preferred Stock at its sole discretion upon providing preferred shareholders with 30 days' written notice.  All other terms of the AAA Preferred Stock remained the same.

On March 21, 2003, the Board of Directors of the Company approved, subject to shareholder approval, a proposal authorizing the Company to issue an undetermined number of shares of convertible Preferred Stock and warrants that would convert into an aggregate of 2,000,000 shares of Common Stock in connection with a potential private equity financing.  The sale of the convertible Preferred Stock and warrants contemplated by this proposal shall only be consummated if an additional proposal is approved by the Shareholders.  The

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements-Continued

additional proposal relates to the amendment to the Company's Articles of Incorporation to increase the number of shares of Common Stock authorized for issuance from 10,000,000 to 25,000,000 and to increase the number of shares of Preferred Stock authorized for issuance from 1,000,000 to 5,000,000.

On March 28, 2003, the Company amended its Loan And Security Agreement with Guaranty Business Credit Corporation.  The agreement as amended provides for overadvances in aggregate up to $400,000 to be reduced in six weekly installments.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

ITEM 10. EXECUTIVE OFFICERS, DIRECTORS AND AND KEY EMPLOYEES

The response to this Item regarding our directors and executive officers and compliance with Section 16(a) of the Exchange Act by our officers and directors will be contained in the Proxy Statement for the 2003 Annual Meeting of Shareholders under the captions "Proposal One", "Other Pertinent Information" and "Section 16(A) Beneficial Ownership Reporting Compliance" and is incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

The response to this Item will be contained in the Proxy Statement for the 2003 Annual Meeting of Shareholders under the caption "Other Pertinent Information -- Executive Compensation" and is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this Item will be contained in the Proxy Statement for the 2003 Annual Meeting of Shareholders under the caption "Other Pertinent Information - Security Ownership of Certain Beneficial Owners and Key Management" and is incorporated by reference herein.

ITEM 13. CERTAIN TRANSACTIONS

The response to this Item will be contained in the Proxy Statement for the 2003 Annual Meeting of Shareholders under the caption "Other Pertinent Information -- Certain Relationships and Related Transactions" and is incorporated by reference herein.

ITEM 14. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic SEC reports. There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date we carried out this evaluation.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by McGladrey for professional fees rendered for the audit of the Company's fiscal year 2002 financial statements and the reviews of the financial statements included in the Company's Forms 10-Q for that fiscal year was $302,073. This compares to the $242,992 in aggregate fees billed for audit of the Company's annual financial statements for fiscal year 2001 and the reviews of the financial statements included in the Company's Forms 10-QSB for that fiscal year.

Audit Related Fees

The Company did not engage McGladrey for any assurance and related services that are reasonably related to the audit that are not disclosed under the caption "Audit Fees" above.

Tax Fees

The aggregate fees billed by McGladrey for professional fees rendered for tax compliance, tax advice or tax planning services for the fiscal year 2002 was $80,161. This compares to the $36,871 for professional fees rendered for tax compliance, tax advice or tax planning services for the fiscal year fiscal year 2001.

All Other Fees

There were no other fees billed by McGladrey during fiscal year 2002. This compares to an aggregate of $165,829 for all other fees billed by McGladrey in fiscal year 2001, the majority of which was for due diligence in connection with our acquisition of Mobitec and Proxy Statement procedures, as well as assistance in preparing tax returns. The Audit Committee considers the nature of this work to be compatible with maintaining McGladrey's independence.

PART IV

ITEM 16.	EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)(2) Financial Statements

See the Index to Consolidated Financial Statements and Financial Statements Schedules in Part II, Item 8.

(3) Exhibits

The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated herein by this reference:

Exhibit No.	Document

3.1	Articles of Incorporation of the Company (1)
3.2	Articles of Amendment to the articles of Incorporation of the Company (filed herewith)
3.32	Bylaws of the Company, as amended through December 31, 2001 (3)
4.1	Form of specimen certificate for Common Stock of the Company (1)
4.2	Form of specimen certificate for Warrants of the Company (1)
4.3	Form of Underwriter's warrants to be issued by the Company to the Underwriter (1)
4.4	Warrant Agreement between the Company and Continental Stock Transfer & Trust Company (1)
10.1	Incentive Stock Option Plan, adopted April 27, 1993 as amended (1)
10.2	Common Stock Warrant Agreement by and between Robinson Turney International, Inc. and the Company (2)
10.3	Form of Bodin Warrant Agreement between the Company and Bengt Bodin (3)
10.4	Form of Registration Rights Agreement between the Company and Bengt Bodin et al. (3)
10.5	Form of Promissory Note from DRI Europa AB (3)
10.6	Form of Consulting Agreement between the Company and Bengt Bodin (3)
10.7	Services Agreement, dated April 19, 1996, by and between the Company and Robinson Turney International, Inc. (2)
10.8	Amendment to April 19, 1996, Services Agreement, dated July 29, 1996, by and between the Company and Robinson Turney International, Inc. (2)
10.9	Exclusive Distribution and Sublicense Agreement, dated June 1, 1996, by and between Robinson Turney International, Inc. and TwinVision Corp. of North America, Inc. (2)
10.10	Form of Amendment & Supplement to Exclusive Distribution and Sublicense Agreement dated June 1, 1996, by and between Robison Turney International, Inc. and TwinVision Corp. of North America, Inc. (2)
10.11	Form of Amendment to 01 June 1996 Exclusive Distribution and Sublicense Agreement, dated June 1, 1996, by and between Robinson Turney International, Inc and TwinVision Corp. of North America, Inc. (2)
10.12	Employment Agreement, dated April 20, 1998, between the Company and David Turney (3)
10.13	Executive Employment Agreement dated January 1, 1999 between the Company and Larry Hagemann (3)
10.14	Executive Employment Agreement dated January 1, 1999 between the Company and Larry Taylor (3)
10.15	Form of Office Lease, between the Company and Sterling Plaza Limited Partnership (4)

Exhibit No.	Document
10.16	Lease Agreement, between the Company and The Prudential Savings Bank, F.S.B., dated December 18, 1998 (4)
10.17	Technology License Agreement, between the Company and The University of Washington (4)
10.18	Dominick & Dominick, LLC Warrant Agreement dated September 21, 2000 (4)
10.19	Secured Revolving Credit Agreement and Credit Facility between the Company, TwinVision, Digital Audio and Fremont Financial Corporation, dated August 23, 1999 (5)
10.20	Extended Employment Agreement, dated December 17, 2001, between the Company and David Turney (6)
10.21

Convertible Loan Agreement dated as of June 22, 2001, by and among Digital Recorders, Inc., Renaissance US Growth & Income Trust PLC and BFSUS Special Opportunities Trust PLC, and the Renaissance Capital Group, Inc., as agents for the Lenders. (7)

10.22

Form of First Amendment to Convertible Loan Agreement dated as of June 22, 2001, by and among Digital Recorders, Inc., Renaissance US Growth & Income Trust PLC and BFSUS Special Opportunities Trust PLC, and Renaissance Capital Group, In., as agent for the Lenders. (7)

10.23	Form of Digital Recorders, Inc., 8% Convertible Debenture dates July 31, 2002, issued to Frost National Bank, Custodian FBO Renaissance US Growth & Income Trust PLC, Trust No. W00740100. (7)
10.24

Form of Acknowledgment, Agreement and Reaffirmation of Guarantors dated as of June 27, 2001, by TwinVision of North America, Inc. and Digital Audio Corporation in favor of Renaissance US Growth & Income Trust PLC and BFSUS Special Opportunities Trust PLC. (7)

10.25	Form of Share Purchase Agreement by and between Lite Vision Corporation and Digital Recorders, Inc. (7)
10.26	Form of Loan Agreement dated as of August 26, 2002, by and among Digital Recorders, Inc. and John D. Higgins. (8)
10.27	Form of Digital Recorders, Inc., Convertible Debenture dated August 26, 2002, issued to John D. Higgins. (8)
10.28	Form of Security Agreement dated as of August 26, 2002, among Digital Recorders, Inc. and John D. Higgins. (8)
10.29	Form of Pledge Agreement dated as of August 26, 2002, between Digital Recorders, Inc. and John D. Higgins. (8)
10.30	Form of Subsidiary Guarantee dated as of August 26, 2002, by Subsidiaries of Digital Recorders, Inc. in favor of John D. Higgins. (8)
10.31	Form of Subsidiary Security Agreement dated as of August 26, 2002, among TwinVision of North America, Inc., Digital Audio Corporation, and John D. Higgins. (8)
21	Listing of Subsidiaries of the Company (filed herewith)
99.1	Section 906 Certification of David L. Turney (filed herewith)
99.2	Section 906 Certification of Lawrence A. Taylor (filed herewith)

Legend

(1)	Incorporated by reference from Exhibit to our Registration on Form SB-2 (SEC File No. 33-82870-A)
(2)	Incorporated by reference from our Form 10-KSB dated March 31, 1997.
(3)	Incorporated by reference from our Proxy Statement for its annual meeting for fiscal 2000, filed on June 6, 2001.
(4)	Incorporated by reference from the Company's Form 10-KSB/A filed on June 6, 2001.
(5)	Incorporated by reference to the Company's Form 8-K, filed on September 8, 1999
(6)	Incorporated by reference from the Company's Form 10-KSB filed on March 27, 2002.
(7)	Incorporated by reference to the Company's Form 8-K filed on August 8, 2002
(8)	Incorporated by reference to the Company's Form 8-K filed on August 30, 2002

(b) Reports on Form 8-K

No current reports on Form 8-K were filed during the fourth quarter of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL RECORDERS, INC.

Signature:	/S/ DAVID L. TURNEY
By:	David L. Turney
Title:	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)
Date:	March 31, 2003

SIGNATURES - CONTINUED

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:	/S/ DAVID L. TURNEY
By:	David L. Turney
Title:	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)
Date:	March 31, 2003

Signature:	/S/ LAWRENCE A. TAYLOR
By:	Lawrence A. Taylor
Title:	Chief Financial Officer, Secretary, and Principal Financial and Accounting Officer
Date:	March 31, 2003

Signature:	/S/ RUSSELL CLEVELAND
By:	Russell Cleveland
Title:	Director
Date:	March 31, 2003

Signature:	/S/ JOHN D. HIGGINS
By:	John D. Higgins
Title:	Director
Date:	March 31, 2003

Signature:	/S/ C. JAMES MEESE JR.
By:	C. James Meese Jr.
Title:	Director
Date:	March 31, 2003

Signature:	/S/ J. PHILLIPS L. JOHNSTON
By:	J. Phillips L. Johnston
Title:	Director
Date:	March 31, 2003

Signature:	/S/ STEPHANIE L. PINSON
By:	Stephanie L. Pinson
Title:	Director
Date:	March 31, 2003

Signature:	/S/ JOHN K. PIROTTE
By:	John K. Pirotte
Title:	Director
Date:	March 31, 2003

Signature:	/S/ JOSEPH TANG
By:	Joseph Tang
Title:	Director
Date:	March 31, 2003

Signature:	/S/ JULIANN TENNEY
By:	Juliann Tenney
Title:	Director
Date:	March 31, 2003

I, David L. Turney, certify that:

1. I have reviewed this annual report on Form 10-K of Digital Recorders, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003

/s/ David L. Turney
David L. Turney

Chief Executive Officer

I, Lawrence A. Taylor, certify that:

1. I have reviewed this annual report on Form 10-K of Digital Recorders, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(d)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(e)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(f)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(c)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(d)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003

/s/ Lawrence A. Taylor
Lawrence A. Taylor Chief Financial Officer

SCHEDULE II

DIGITAL RECORDERS, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2002, 2001 and 2000

	Balance at	Additions
	beginning of	charged to costs	Deductions		Balance at end
	of year	and expenses	(a) (b) (c)		end of year

Allowance for Doubtful Accounts
Year ended December 31, 2002	115,158	87,746	(56,838)	(a)	146,066
Year ended December 31, 2001	55,000	60,158	-		115,158
Year ended December 31, 2000	77,250	12,500	(34,750)	(a)	55,000

Warranty Reserve
Year ended December 31, 2002	143,189	-	(2,534)	(b)	140,655
Year ended December 31, 2001	89,958	58,067	(4,836)		143,189
Year ended December 31, 2000	60,000	54,139	(24,181)		89,958

Inventory Reserve
Year ended December 31, 2002	631,299	161,478	(55,982)	(c)	736,795
Year ended December 31, 2001	349,995	302,488	(21,184)	(c)	631,299
Year ended December 31, 2000	366,734	47,823	(64,562)	(c)	349,995

(a) Write-off of uncollectible accounts.

(b) Write-off of warranty claims

(c) Write-off of obsolete inventory

Exhibit 21.1

Digital Recorders, Inc.
Wholly-Owned Subsidiaries
Unless Otherwise Noted

Subsidiary	Jurisdiction of Incorporation
RTI, Inc.	Texas
Transit-Media Mobitec GmbH	Germany
TwinVision of North America, Inc.	North Carolina
Mobitec Holding AB	Sweden
DRI-Europa AB	Sweden

Exhibit 99.1
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Digital Recorders, Inc. (the Company) on Form 10-K for the year ending December 31, 2002 as filed with the Securities and Exchange Commission on March 31, 2003 (the Report), I, David L. Turney, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ David L. Turney
__________________________________
David L. Turney
Chief Executive Officer March 31, 2003

Exhibit 99.2
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Digital Recorders, Inc. (the Company) on Form 10-K for the year ending December 31, 2002 as filed with the Securities and Exchange Commission on March 31, 2003 (the Report), I, Lawrence A. Taylor, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Lawrence A. Taylor
__________________________________
Lawrence A. Taylor
Chief Financial Officer March 31, 2003

