Form 10-K/A
period 2002-12-31
DIGITAL RECORDERS INC
filed 2003-04-02
CIK 853695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Explanatory Note

This Form 10-K/A amendment no.1 is being filed to correct a typographical error in the Consolidated Statements of Cash Flows for the year ended December 31, 2001.  The line item “Principal payments on bank borrowings and lines of credit” for the year ended December 31, 2001 has been corrected and is now reflected as $(31,900,033).

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Our Business in General

Digital Recorders, Inc. was incorporated in 1983 and we became a public company through an initial public offering in November 1994.  We directly, or through our contractors, design, manufacture, sell, and service information technology and audio surveillance technology products.

We acquired our law enforcement and surveillance subsidiary, Digital Audio Corporation, in 1995.  In 1997 we formed TwinVision of North America, Inc. ("TwinVision") and acquired another startup, Transit-Media GmbH, both of which were focused on electronic destination sign systems.  A change in our senior management in 1998 led to significant growth as we: sought to control product development, bringing it in-house rather than depending on outside consultants and service companies; focused on changes and improvements in our products and services through technology leadership, including more attention to customers' needs and requirements; and emphasized the electronic destination sign system that TwinVision and Transit-Media GmbH provided.  TwinVision and Transit-Media GmbH grew rapidly and, with the June 2001 acquisition of Mobitec AB, these units now represent approximately 70% of our net sales.  With this growth, we have added personnel to all levels and categories including sales personnel, software and hardware engineers, operations managers and personnel, field technicians, hourly assembly and administrative personnel.  See Item 6, Selected Financial Data.

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

	YEARS ENDED DECEMBER 31,

Statements of Operations Data:	2002	2001	2000	1999	1998

Net sales	$45,137,986	$37,215,352	$29,886,168	$22,441,234	$14,239,251
Gross profit	16,274,994	13,825,786	10,905,599	7,886,100	5,621,236

Operating income (loss)	724,218	418,843	232,754	(283,029)	(1,189,205)
Net loss applicable to common
shareholders	(366,503)	(61,735)	(456,463)	(776,572)	(234,496)
Net loss applicable to common
shareholders per common share
Basic	$(0.10)	$(0.02)	$(0.14)	$(0.24)	$(0.08)
Diluted	$(0.10)	$(0.02)	$(0.14)	$(0.24)	$(0.08)
Weighted average number of common shares
and common equivalent shares outstanding:
Basic	3,746,119	3,495,954	3,274,108	3,274,075	2,962,294

Diluted	3,746,119	3,495,954	3,274,108	3,274,075	2,962,294

	DECEMBER 31,

Balance Sheet Data:	2002	2001	2000	1999	1998

Current assets	$20,177,571	$18,000,755	$15,515,456	$10,971,984	$8,310,544
Total assets	33,383,186	28,810,149	17,820,225	13,184,573	10,291,450
Current liabilities	17,855,617	10,248,857	12,217,721	7,034,938	3,176,804
Long term debt	7,737,940	11,601,020	-	-	-
"AAA" preferred stock	1,770,000	1,770,000	1,770,000	1,770,000	1,770,000
Minority interest	267,566	208,659	-	-	-
Stockholders' equity	5,752,063	4,981,613	3,832,504	4,379,635	5,344,646

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

The following table sets forth the percentage of our revenues represented by certain items included in our Statements of Operations:

	Years Ended December 31,

	2002	2001	2000

Net sales	100.0%	100.0%	100.0%
Cost of sales	63.9	62.9	63.5

Gross profit	36.1	37.1	36.5

Operating expenses:
Selling, general and administrative	28.9	28.9	28.0
Research and development	5.5	7.1	7.7

Total operating expenses	34.4	36.0	35.7

Operating income	1.7	1.1	0.8
Other expense, foreign currency translation gain and interest	(1.8)	(2.2)	(1.7)

Income (loss) before income tax benefit (expense)	(0.1)	(1.1)	(0.9)
Income tax benefit (expense)	(0.1)	1.4	-

Income (loss) before minority interest in income
of consolidated subsidiary	(0.2)	0.3	(0.9)
Minority interest in consolidated subsidiary	(0.1)	-	-

Net income (loss)	(0.3)%	0.3%	(0.9)%

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

	Expected Maturity Date
On-Balance Sheet
Financial Instruments	2003	2004	2005	2006	2007	Thereafter

Long-term debt:
Fixed rate (SEK)	$503,360	$503,360	$503,360	$252,970	$-	$-
Average interest rate	5.35%	5.35%	5.35%	5.35%	-%	-%

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

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$(189,503)	$115,265	$(279,463)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Deferred income taxes	(141,061)	(622,276)	-
Depreciation of property and equipment	359,795	269,921	215,492
Amortization of intangible assets	126,342	95,679	61,258
Amortization of goodwill	-	334,714	117,667
Bad debt expense	30,908	54,736	-
Other non-cash expenses	-	53,000	-
Minority interest	58,907	26,052	-
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	(2,027,646)	3,192,746	(3,946,471)
(Increase) decrease in other receivables	(4,954)	396,450	161,530
(Increase) decrease in inventories	551,255	(1,591,369)	(1,140,612)
(Increase) decrease in prepaids and other current assets	(123,358)	57,519	263,123
Increase in accounts payable	771,489	594,247	870,323
Increase (decrease) in accounts payable, related party	(369,361)	(695,769)	1,572,236
Increase (decrease) in accrued expenses	53,527	(373,240)	429,627

Net cash provided by (used in) operating activities	(903,660)	1,907,675	(1,675,290)

Cash flows from investing activities:
Purchases of property and equipment	(723,472)	(432,704)	(246,335)
Proceeds from sale of assets	38,618	-	-
Purchase of intangible assets	(19,790)	(45,071)	(38,461)
Reduction (purchase) of other assets	(268,964)	258,972	(153,663)
Purchase of Mobitec, net of cash and cash equivalents acquired	(15,030)	(5,104,788)	-

Net cash used in investing activities	(988,638)	(5,323,591)	(438,459)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	776
Proceeds from bank borrowings and lines of credit	38,704,333	35,964,873	25,671,950
Principal payments on bank borrowings and lines of credit	(36,811,272)	(31,900,033)	(23,409,491)
Payment of dividends on preferred stock	(132,750)	(177,000)	(177,000)

Net cash provided by financing activities	1,760,311	3,887,840	2,086,235

Effect of exchange rate changes on cash and cash equivalents	126,026	(85,067)	(91,444)

Net increase (decrease) in cash and cash equivalents	(5,961)	386,857	(118,958)

Cash and cash equivalents at beginning of year	510,719	123,862	242,820

Cash and cash equivalents at end of year	$504,758	$510,719	$123,862

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$1,079,776	$776,510	$490,294

Cash paid during the year for income taxes	$115,306	$31,690	$-

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

The following table reflects the impact of the new standards and reconciles the reported net loss applicable to common shareholders to net loss applicable to common shareholders adjusted for amortization of goodwill, net of the associated tax effects, and the related per share amounts:

	Years Ended December 31,

	2002	2001	2000

Net loss applicable to common shareholders	$(366,503)	$(61,735)	$(456,463)

Add back amortization, net of taxes*:

Goodwill	-	334,714	117,667

Adjusted net income (loss) applicable to
common shareholders	$(366,503)	$272,979	$(338,796)

Reported net loss per share, basic and diluted	$(0.10)	$(0.02)	$(0.14)

Add back amortization, net of taxes:

Goodwill	-	0.10	0.04

Adjusted net income (loss) per share:
Basic	$(0.10)	$0.08	$(0.10)

Diluted	$(0.10)	$0.07	$(0.10)

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

The effect of the restatements from the adjustments of the capitalized software asset and foreign currency translation gains on the Company's unaudited interim consolidated quarterly financial statements and a summary of the quarterly results of operations for the year ended December 31, 2002 is as follows:

Balance Sheet Data:	March 31, 2002		June 30, 2002		September 30, 2002

	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated

Current assets	$17,766,242	$17,766,242	$19,258,085	$19,258,085	$18,798,577	$18,798,577
Property and equipment, net	1,092,211	1,153,186	1,097,766	1,222,309	1,078,641	1,245,192
Other long-term assets	9,906,620	9,906,620	10,823,359	10,823,359	10,774,878	10,774,878
Total liabilities	24,333,711	24,364,625	25,835,783	25,927,306	25,558,351	25,567,398
Stockholders' equity	4,431,362	4,461,423	5,343,427	5,376,447	5,093,745	5,251,249

Statements of Operations Data:	Three Month Period		Three Month Period		Six Month Period
	Ended March 31, 2002		Ended June 30, 2002		Ended June 30, 2002

	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated

Operating income (loss)	$(424,087)	$(363,112)	$706,414	$769,982	$282,327	$406,870
Other expense and interest expense	(286,362)	(249,996)	(302,697)	(53,019)	(589,059)	(303,015)
Income tax benefit (expense)	(15,705)	(46,619)	53,843	(37,680)	38,138	(84,299)
Net income (loss) applicable
to common shareholders	(770,235)	(703,808)	396,857	618,580	(373,378)	(85,228)

Earnings per share:

Net income (loss) per share:
Basic	$(0.21)	$(0.19)	$0.11	$0.17	$(0.10)	$(0.02)
Diluted	(0.21)	(0.19)	0.07	0.11	(0.10)	(0.02)

Weighted average number of common
shares and common shares equivalent
shares outstanding:
Basic	3,704,475	3,704,475	3,704,475	3,704,475	3,704,475	3,704,475
Diluted	3,704,475	3,704,475	5,473,740	5,473,740	3,704,475	3,704,475

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements-Continued

Statements of Operations Data:	Three Month Period		Nine Month Period
	Ended September 30, 2002		Ended September 30, 2002		Three-Month
					Period Ended	2002
	As Reported	As Restated	As Reported	As Restated	December 31, 2002	Total

Operating income (loss)	$40,333	$82,341	$322,660	$489,211	$235,007	$724,218
Other expense and interest expense	(330,378)	(349,078)	(919,437)	(652,093)	(160,573)	(812,666)
Income tax benefit (expense)	38,857	29,810	76,995	(54,489)	12,341	(42,148)
Net income (loss) applicable
to common shareholders	(333,314)	(319,053)	(706,692)	(404,281)	37,778	(366,503)

Earnings per share:

Net income (loss) per share:
Basic	$(0.09)	$(0.08)	$(0.19)	$(0.11)	$0.01	$(0.10)
Diluted	(0.09)	(0.08)	(0.19)	(0.11)	0.01	(0.10)

Weighted average number of common
shares and common shares equivalent
shares outstanding:
Basic	3,769,692	3,769,692	3,726,453	3,726,453	3,804,475	3,746,119
Diluted	3,769,692	3,769,692	3,726,453	3,726,453	3,804,475	3,746,119

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2002 (as restated) and 2001, respectively:

	YEAR ENDED DECEMBER 31, 2002

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Net sales	$8,623,648	$12,434,455	$11,044,010	$13,035,873	$45,137,986
Gross profit	3,089,231	4,661,101	3,748,898	4,775,764	16,274,994
Operating income (loss)	(363,112)	769,982	82,341	235,007	724,218
Net income (loss) applicable to common
shareholders	(703,808)	618,580	(319,053)	37,778	(366,503)
Net income (loss) applicable to common
shareholders per common share:
Basic	$(0.19)	$0.17	$(0.08)	$0.01	$(0.10)
Diluted	$(0.19)	$0.11	$(0.08)	$0.01	$(0.10)

Weighted average number of common shares
and common equivalent shares outstanding:
Basic	3,704,475	3,704,475	3,769,692	3,804,475	3,746,119
Diluted	3,704,475	5,473,740	3,769,692	3,804,475	3,746,119

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements-Continued

	YEAR ENDED DECEMBER 31, 2001

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Net sales	$6,980,974	$8,469,339	$10,699,377	$11,065,662	$37,215,352
Gross profit	2,561,414	3,230,798	4,036,624	3,996,950	13,825,786
Operating income (loss)	89,852	383,983	345,630	(400,622)	418,843
Net income (loss) applicable to common
shareholders	(93,084)	157,945	1,516	(128,112)	(61,735)
Net income (loss) applicable to common
shareholders per common share:
Basic	$(0.03)	$0.05	$0.00	$(0.04)	$(0.02)
Diluted	$(0.03)	$0.05	$0.00	$(0.04)	$(0.02)

Weighted average number of common shares
and common equivalent shares outstanding:
Basic	3,274,475	3,293,376	3,704,475	3,704,475	3,495,954
Diluted	3,274,475	3,293,376	3,704,475	3,704,475	3,495,954

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

DIGITAL RECORDERS, INC.

Signature:	/S/ DAVID L. TURNEY
By:	David L. Turney
Title:	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)
Date:	April 2, 2003

SIGNATURES - CONTINUED

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:	/S/ DAVID L. TURNEY
By:	David L. Turney
Title:	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)
Date:	April 2, 2003

Signature:	/S/ LAWRENCE A. TAYLOR
By:	Lawrence A. Taylor
Title:	Chief Financial Officer, Secretary, and Principal Financial and Accounting Officer
Date:	April 2, 2003

Signature:	/S/ RUSSELL CLEVELAND
By:	Russell Cleveland
Title:	Director
Date:	April 2, 2003

Signature:	/S/ JOHN D. HIGGINS
By:	John D. Higgins
Title:	Director
Date:	April 2, 2003

Signature:	/S/ C. JAMES MEESE JR.
By:	C. James Meese Jr.
Title:	Director
Date:	April 2, 2003

Signature:	/S/ J. PHILLIPS L. JOHNSTON
By:	J. Phillips L. Johnston
Title:	Director
Date:	April 2, 2003

Signature:	/S/ STEPHANIE L. PINSON
By:	Stephanie L. Pinson
Title:	Director
Date:	April 2, 2003

Signature:	/S/ JOHN K. PIROTTE
By:	John K. Pirotte
Title:	Director
Date:	April 2, 2003

Signature:	/S/ JOSEPH TANG
By:	Joseph Tang
Title:	Director
Date:	April 2, 2003

Signature:	/S/ JULIANN TENNEY
By:	Juliann Tenney
Title:	Director
Date:	April 2, 2003

I, David L. Turney, certify that:

1. I have reviewed this annual report on Form 10-K/A of Digital Recorders, Inc.;

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

April 2, 2003

/s/ David L. Turney
David L. Turney

Chief Executive Officer

I, Lawrence A. Taylor, certify that:

1. I have reviewed this annual report on Form 10-K/A of Digital Recorders, Inc.;

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

April 2, 2003

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

(b) Write-off of warranty claims

(c) Write-off of obsolete inventory

Exhibit 3.2
ARTICLES OF AMENDMENT
TO THE ARTICLES OF INCORPORATION OF

DIGITAL RECORDERS, INC.

The undersigned Corporation hereby executes these Articles of Amendment for the purpose of amending its Articles of Incorporation.

1. The name of the Corporation is Digital Recorders, Inc.

2. The following amendment to the Articles of Incorporation of the Corporation was adopted by its Shareholders in the manner prescribed by law:

Article IV, Part II, Section 4, subsection (b) of the Articles of Incorporation shall be deleted in its entirety and the following substituted in lieu thereof:

          (b) Subject to paragraph (c) below: (i) each share of issued and outstanding Series B Preferred Stock and Series C Preferred Stock shall be redeemed by the Company on the fifth anniversary of the issuance of such shares; (ii) each share of issued and outstanding Series AA Preferred Stock shall be redeemed by the Company on the fifth anniversary of the latest date of issuance of any shares of Series AA Preferred Stock or June 30, 1997, whichever is earlier; and (iii) each share of issued and outstanding Series AAA Preferred Stock shall be redeemed by the sole option of the Company, upon it providing the holders of such shares to be redeemed written notice of the number of shares to be redeemed, the redemption price and the redemption date in accordance with Article IV, Part II, Section 4, subsection (g) of the Articles of Incorporation. Notwithstanding the ten (10) day notice prescribed by Section 4(g), 30 days' notice shall be given with respect to any optional redemption of the Series AAA Preferred Stock.

3. The date of the adoption of these Articles of Amendment by the AAA Shareholders was March 6, 2003.

4. These Articles of Amendment do not affect an exchange, reclassification or cancellation of issued shares of the Corporation.

Dated this the 6th day of March, 2003.

DIGITAL RECORDERS, INC.

By:	/s/ David L. Turney

David L. Turney
Chairman of the Board

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

Exhibit 99.1
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Digital Recorders, Inc. (the Company) on Form 10-K/A for the year ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, David L. Turney, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ David L. Turney
__________________________________
David L. Turney
Chief Executive Officer April 2, 2003

Exhibit 99.2
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Digital Recorders, Inc. (the Company) on Form 10-K/A for the year ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Lawrence A. Taylor, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Lawrence A. Taylor
__________________________________
Lawrence A. Taylor
Chief Financial Officer April 2, 2003

