Form 10-Q
period 2003-03-31
DIGITAL RECORDERS INC
filed 2003-05-14
CIK 853695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2003

Commission File Number 1-13408

DIGITAL RECORDERS, INC.

(Exact name of Registrant as specified in its Charter)

North Carolina	56-1362926

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

5949 Sherry Lane, Suite 1050
Dallas, Texas 75225
(Address of principal executive offices, Zip Code)

Registrant’s telephone number, including area code: (214) 378-8992
Securities registered pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

The NASDAQ SmallCap Market SM
Common Stock, $.10 Par Value	Boston Stock Exchange, Inc.
(Title of Each Class)	(Name of Each Exchange on Which Registered)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes (x) No (  )

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes (  ) No (x)

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of May 14, 2003:

Common Stock, Par Value $.10 per share	3,804,475

(Class of Common Stock)	Number of Shares

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(Unaudited)	(Note)

ASSETS
Current Assets
Cash and cash equivalents	$136,900	$504,758
Trade accounts receivable, less allowance for doubtful accounts of $146,066 at March 31, 2003 and December 31, 2002	9,304,545	10,137,955
Other receivables	451,713	251,454
Inventories (Note 3)	8,795,566	8,830,522
Prepaids and other current assets	534,742	452,882

Total current assets	19,223,466	20,177,571

Property and equipment, less accumulated depreciation of $1,614,753 at March 31, 2003 and $1,459,953 at December 31, 2002 (Note 4 )	1,688,495	1,572,259
Goodwill, less accumulated amortization of $1,096,505 at March 31, 2003 and $1,066,643 at December 31, 2002 (Note 2)	9,148,732	8,960,396
Intangible assets, less accumulated amortization of $407,926 at March 31, 2003 and $362,922 at December 31, 2002 (Note 2)	1,391,695	1,392,533
Deferred tax assets	866,109	865,663
Other assets	538,015	414,764

TOTAL ASSETS	$32,856,512	$33,383,186

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Lines of credit (Note 5)	$6,950,011	$7,503,791
Current maturities of long-term debt (Note 5)	761,120	763,360
Accounts payable	6,201,759	6,339,537
Accounts payable, related party	1,216,053	859,425
Accrued expenses	2,060,673	2,162,309
Deferred tax liabilities	142,213	138,695
Preferred stock dividends payable	88,500	88,500

Total current liabilities	17,420,329	17,855,617

Long-term debt and other obligations, less current maturities	7,584,741	7,737,940

Series AAA, Mandatory Redeemable, Convertible, Nonvoting Preferred Stock, $.10 par value, Liquidation Preference of $5,000 per share; 20,000 shares authorized; 354 shares issued and outstanding at December 31, 2002 (Note 1)	—	1,770,000

Minority interest in consolidated subsidiary	305,000	267,566

Commitments and contingencies (Note 5)
Stockholders’ Equity
Series AAA, Convertible, Nonvoting Preferred Stock, $.10 par value, Liquidation Preference of $5,000 per share; 20,000 shares authorized; 354 shares issued and outstanding at March 31, 2003; redeemable at the discretion of the Company (Note 1)	1,770,000	—
Common stock, $.10 par value, 10,000,000 shares authorized; 3,804,475 shares issued and outstanding at March 31, 2003 and December 31, 2002	380,447	380,447
Additional paid-in capital	12,305,476	12,349,726
Accumulated other comprehensive income — foreign currency translation	657,020	421,175
Accumulated deficit	(7,566,501)	(7,399,285)

Total stockholders’ equity	7,546,442	5,752,063

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,856,512	$33,383,186

Note: The consolidated balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.

See accompanying notes to unaudited consolidated financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

	Three Months Ended March 31,

	2003	2002 (As Restated)

Net sales	$10,917,194	$8,623,648
Cost of sales	6,573,203	5,534,418

Gross profit	4,343,991	3,089,230

Operating expenses:
Selling, general and administrative	3,562,696	2,826,822
Research and development	649,997	625,520

Total operating expenses	4,212,693	3,452,342

Operating income (loss)	131,298	(363,112)

Other income (expense)	19,483	(10,682)
Foreign currency translation gain	28,659	36,366
Interest expense, net	(309,823)	(275,680)

Total other expense and interest expense	(261,681)	(249,996)

Loss before income tax benefit (expense)	(130,383)	(613,108)
Income tax benefit (expense)	601	(46,619)

Loss before minority interest in income of consolidated subsidiary	(129,782)	(659,727)
Minority interest in income of consolidated subsidiary	(37,434)	169

Net loss	(167,216)	(659,558)
Preferred stock dividends	(44,250)	(44,250)

Net loss applicable to common shareholders	$(211,466)	$(703,808)

Earnings per share:
Net loss per share:
Basic	$(0.06)	$(0.19)

Diluted	$(0.06)	$(0.19)

Weighted average number of common shares and common equivalent shares outstanding:
Basic	3,804,475	3,704,475

Diluted	3,804,475	3,704,475

See accompanying notes to unaudited consolidated financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

	Three Months Ended March 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(167,216)	$(659,558)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income taxes	—	30,914
Depreciation of property and equipment	134,335	84,384
Amortization of intangible assets	34,792	10,103
Minority interest	37,434	(169)
Changes in operating assets and liabilities:
Decrease in trade accounts receivable	916,867	93,262
(Increase) decrease in other receivables	(275,563)	17,990
Decrease in inventories	130,188	258,545
Increase in prepaids and other current assets	(77,494)	(165,810)
Increase (decrease) in accounts payable	(179,074)	488,097
Increase (decrease) in accounts payable, related party	356,628	(285,070)
Decrease in accrued expenses	(149,137)	(19,576)

Net cash provided by (used in) operating activities	761,760	(146,888)

Cash flows from investing activities:
Purchases of property and equipment	(176,317)	(221,264)
Other	(85,501)	36,328

Net cash used in investing activities	(261,818)	(184,936)

Cash flows from financing activities:
Proceeds from bank borrowings and lines of credit	12,101,686	10,110,712
Principal payments on bank borrowings and lines of credit	(12,866,728)	(9,839,150)
Payment of dividends on preferred stock	(44,250)	—

Net cash provided by (used in) financing activities	(809,292)	271,562

Effect of exchange rate changes on cash and cash equivalents	(58,508)	(33,781)

Net decrease in cash and cash equivalents	(367,858)	(94,043)
Cash and cash equivalents at beginning of period	504,758	510,719

Cash and cash equivalents at end of period	$136,900	$416,676

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$262,774	$231,054

Cash paid during the period for income taxes	$41,681	$107,887

See accompanying notes to unaudited consolidated financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

(1)	BASIS OF PRESENTATION AND DISCLOSURE

The unaudited interim consolidated financial statements and related notes of Digital Recorders, Inc. and Subsidiaries (the “Company” or “DRI”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying unaudited financial statements contain all adjustments and information (consisting only of normal recurring accruals) considered necessary to present fairly the results for the interim periods presented.

The accompanying consolidated financial statements and related notes should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K/A for the year ended December 31, 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full calendar year. The results of operations for the three months ended March 31, 2002 have been restated from the previously reported amounts. As previously discussed in Note 20 to the Consolidated Financial Statements in our Annual Report on Form 10-K/A for the year ended December 31, 2002.

On March 6, 2003, the Series AAA Preferred Stock shareholders approved an amendment to the Preferred Shareholders Articles of Incorporation to remove the December 31, 2003 mandatory redemption date. As a result, the Series AAA Preferred Stock has been reclassified as equity in the accompanying consolidated balance sheet at March 31, 2003.

(2)	GOODWILL AND OTHER INTANGIBLE ASSETS-ADOPTION OF STATEMENTS 141 AND 142

In June 2001, the Financial Accounting Standards Board issued SFAS Nos. 141 and 142, “Business Combinations” and “Goodwill and Other Intangible Assets.” Under the new rules, goodwill and other intangible assets deemed to have indefinite useful lives are no longer amortized but are subject to impairment tests at least annually, or more frequently if circumstances occur that indicate impairment may have occurred. Management has determined that the Company does not currently have any indefinite life intangible assets. Other intangible assets continue to be amortized over their useful lives. Amortization of certain of these intangible assets continues to be deductible for income tax purposes.

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

The Company has completed its goodwill impairment evaluation in connection with the adoption of the new standard and determined that there is no impairment of goodwill as of the date of adoption. As a result of these impairment evaluations, no impairment charges were recorded during the year ended December 31, 2002. Management is not aware of any events as of March 31, 2003, or through the date of the Company’s Quarterly Report on Form 10-Q, which indicates that an impairment has been experienced. Under the new standard, goodwill will be required, at a minimum, to be evaluated annually for impairment.

No significant changes in the carrying amount of goodwill for each of the Company’s operating segments or in the composition of the Company’s acquired intangible assets and the associated accumulated amortization have occurred since December 31, 2002.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements — Continued

(3)	INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
	2003	2002

Raw materials and system components	$7,068,098	$7,237,385
Work in process	99,498	148,105
Finished goods	1,627,970	1,445,032

	$8,795,566	$8,830,522

(4)	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31,	December 31,
	2003	2002

Leashold improvements	$58,461	$58,461
Automobiles	2,541	2,541
Computer and telecommunications equipment	1,790,809	1,601,624
Test equipment	198,401	197,665
Furniture and fixtures	1,253,036	1,171,921

	3,303,248	3,032,212
Less accumulated depreciation and amortization	1,614,753	1,459,953

	$1,688,495	$1,572,259

(5)	LINES OF CREDIT AND LONG-TERM DEBT

a) Lines of Credit

The Company has an asset-based lending agreement (the “Credit Agreement”) with Guaranty Business Credit Corporation that expires August 22, 2003. At March 31, 2003, the Credit Agreement provided up to $11.75 million in borrowing to be used for acquisitions, working capital and general corporate purposes. The working capital (accounts receivable and inventory) borrowing portion of the agreement was limited at March 31, 2003 to a combined maximum limit of $6.75 million. The interest rate on the revolving credit portion of the agreement is the published prime lending rate (4.25 percent at March 31, 2003) plus 1.75 percent. Credit extended for acquisitions bears an interest rate of prime (4.25 percent at March 31, 2003) plus 2 percent. At March 31, 2003, available collateral based on the value of eligible trade accounts receivable and inventories was $5,965,714, which, given the outstanding debt balance under this agreement of $5,418,514, resulted in additional borrowing availability of $547,200. The outstanding debt under this agreement is secured by substantially all U.S.-based assets including the assets of the Company’s subsidiaries. The Company expects to replace this credit agreement with a long-term agreement substantially similar in terms and conditions.

As amended, the Credit Agreement includes customary covenants and conditions relating to the conduct and operation of the Company’s business. Specifically, as amended, the Credit Agreement limits the payment of dividends upon any class of stock to $177,000 annually, subjects the Company to a 1:1 Earnings Before Interest, Taxes, Depreciation and Amortization to interest coverage ratio to be calculated upon a quarterly and year to date basis and limits annual capital expenditures to $25,000 for individual transactions and $250,000 in aggregate. In addition, overadvances are permitted under the agreement up to $400,000 and acquisitions require approval from the lender. The Company was in compliance with all agreement covenants except for the capital expenditure covenant at March 31, 2003, but anticipates receiving a waiver from Guaranty Business Credit Corporation.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements — Continued

Mobitec AB, the Company’s wholly owned Swedish subsidiary, has an agreement with its bank in Sweden from which it may currently borrow up to a maximum of 10,000,000 krona (SEK) or $1,173,000. At March 31, 2003, 8,603,227 krona (SEK), or $1,009,159, was outstanding, resulting in additional borrowing availability of 1,396,773 krona (SEK), or $163,841. The maximum borrowing in the amount of 10,000,000 krona (SEK) is secured by cash on deposit with the bank in the amount of 2,200,000 krona (SEK), or $258,060. The terms of this agreement require payment of an unused credit line fee equal to 0.5 percent of the unused portion and interest at 5 percent of the outstanding balance. This agreement is secured by substantially all assets of Mobitec AB. The line of credit agreement has an expiration date of December 31, 2003. Upon expiration, the Company expects to renew or replace this credit agreement with an agreement substantially similar in terms and conditions.

Mobitec AB also has an agreement with the same bank from which it may borrow up to 6,000,000 krona (SEK), or $703,800. Based upon the availability formula under this agreement, 4,453,012 krona (SEK), or $522,338, was outstanding at March 31, 2003, resulting in additional borrowing availability of 1,546,988 krona (SEK), or $181,462. The line of credit bears interest at 5.1 percent and is collateralized by accounts receivable. The agreement has an expiration date of December 31, 2003. Upon expiration, the Company expects to renew or replace this credit agreement with an agreement substantially similar in terms and conditions.

Lines of credit at March 31, 2003 and December 31, 2002 consists of the following:

	March 31,	December 31,
	2003	2002

Credit line with Guaranty Business Credit Corporation, dated August 23, 1999, payable in full August 23, 2003, secured by accounts receivable, inventory and all assets of the U.S. based domestic entities of the Company	$5,418,514	$6,489,729
Line of credit with Swedish bank dated December 31, 2003, secured by assets of the Swedish subsidiary, Mobitec AB, and a cash deposit, with interest at 5%	1,009,159	862,110
Line of credit with Swedish bank dated December 31, 2003 secured by accounts receivable of the Swedish subsidiary, Mobitec AB, with interest at 5.1% dated June 22, 2001, payable in full June 22, 2008, with interest at 8.00%	522,338	151,952

Total lines of credit	$6,950,011	$7,503,791

b) Long-Term Debt

Long-term debt consists of the following notes and obligations, the proceeds of which were used to finance the Mobitec acquisition and for working capital requirements.

An unsecured note and obligation in the amount of $2,406,235 are due a shareholder. The unsecured note in the amount of $2,111,235 is payable in full June 28, 2004 with an annual interest of 9 percent paid quarterly. The obligation balance of $295,000 at March 31, 2003 is due in five remaining non-interest bearing quarterly payments.

A term loan from the Company’s Swedish bank dated June 28, 2001 having a balance of 14,300,000 krona (SEK), or $1,679,581, at March 31, 2003 is payable in 13 remaining quarterly payments of 1,100,000 krona (SEK), or $129,030, at an annual interest rate of 5.35 percent and is secured by stock of the Swedish holding company and the consolidated subsidiary.

Two convertible subordinated debentures in the amount of $3,000,000 dated June 22, 2001 and $1,150,000 dated July 31, 2002 are payable to Renaissance Capital Group. The president of Renaissance Capital Group is a member of the Company’s Board of Directors. The $3,000,000 debenture is payable in full on June 28, 2008, if not sooner redeemed or converted, with annual interest at 8 percent paid monthly. It also provides for monthly principal redemption installments commencing June 27, 2004, each of such installments to be in the dollar amount of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount. The $1,150,000 debenture is payable in full on June 27, 2009, if not sooner redeemed or converted, with annual interest at 8 percent paid monthly. It also provides for monthly principal redemption

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements — Continued

installments commencing July 31, 2005, each of such installments to be in the dollar amount of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount. The loan agreement under which the convertible debenture was issued subjects the Company to a 1:1 Earnings Before Interest, Depreciation and Amortization to interest coverage ratio to be calculated quarterly on a rolling four quarter basis and a 1.3:1 current ratio to be calculated at each quarter end. The Company was not in compliance with the current ratio covenant at March 31, 2003 due to the balance sheet reclassification of the credit line with Guaranty Business Credit Corporation from long-term debt to a current liability, but received an appropriate waiver from the lender.

A convertible subordinated debenture in the amount of $250,000 dated August 26, 2002, is payable to a stockholder and member of the Board of Directors, and is due in full August 26, 2009, if not sooner redeemed or converted, with annual interest at 8 percent paid monthly. It also provides for monthly principal redemption installments commencing August 26, 2005, each of such installments to be in the dollar amount of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount. The loan agreement under which the convertible debenture was issued subjects the Company to a 1:1 Earnings Before Interest, Depreciation and Amortization to interest coverage ratio to be calculated quarterly on a rolling four quarter basis and a 1.3:1 current ratio to be calculated at each quarter end. The Company was not in compliance with the current ratio covenant at March 31, 2003 due to the balance sheet reclassification of the credit line with Guaranty Business Credit Corporation from long-term debt to a current liability, but received an appropriate waiver from the lender.

Long-term debt at March 31, 2003 and December 31, 2002 consists of the following:

	March 31,	December 31,
	2003	2002

Unsecured note to a stockholder, dated June 28, 2001, payable in full June 28, 2004, with interest at 9% annually	$2,111,235	2,111,235
Unsecured obligation to a stockholder dated June 28, 2001, payable in 12 quarterly installments having commenced September 30, 2001, with zero interest	295,000	360,000
Note payable to a Swedish bank, dated June 28, 2001, payable in 20 quarterly installments having commenced September 30, 2001, of $125,840 including interest at 5.35% Note collateralized by stock of Swedish holding company and consolidated subsidiary	1,679,581	1,763,050
Convertible debentures dated June 22, 2001, payable in full June 22, 2008, with interest at 8% annually	2,811,000 *	2,802,000 **
Convertible debentures dated July 31, 2002, payable in full June 27, 2009, with interest at 8% annually	1,150,000	1,150,000
Convertible debenture dated August 26, 2002, payable in full August 26, 2009, with interest at 8% annually	250,000	250,000

Total long-term debt	8,296,816	8,436,285
Less current maturities	761,120	763,360

	7,535,696	7,672,925
Long-term portion of capital lease	49,045	65,015

	$7,584,741	$7,737,940

*	Amounts are net of the value of warrants issued of $189,000.

**	Amounts are net of the value of warrants issued of $198,000.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements — Continued

Net interest expense was $309,823 and $275,680 for the three months ended March 31, 2003 and 2002, respectively.

(6)	PER SHARE AMOUNTS

The basic net loss per common share has been computed based upon the weighted average of shares of common stock outstanding. Diluted net loss per common share has been computed based upon the weighted average of shares of common stock outstanding and shares that would have been outstanding assuming the issuance of common stock for all dilutive potential common stock outstanding. The Company’s convertible preferred stock and debt and outstanding stock options and warrants represent the only dilutive potential common stock outstanding. The amounts of loss used in the calculations of diluted and basic loss per common share were the same for all periods presented. Diluted net loss per common share is equal to the basic net loss per common share for the three months ended March 31, 2003 and 2002 as common equivalent shares from stock options, stock warrants and convertible debentures would not have a dilutive effect because of the loss applicable to common shareholders.

(7)	TRANSLATION OF FOREIGN CURRENCY

The local currency of each of the countries of the operating foreign subsidiaries is considered to be the functional currency. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as the cumulative translation adjustment included in accumulated comprehensive income (loss) in stockholders’ equity. Realized gains and losses on foreign currency transactions, if any, are included in operations for the period.

(8)	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three months ended March 31, 2003 and 2002 consists of the following:

	Three Months Ended March 31,

	2003	2002

Net loss	$(211,466)	$(703,808)
Foreign currency translation adjustment	235,845	183,618

Total comprehensive income (loss)	$24,379	$(520,190)

(9)	SEGMENT INFORMATION

The Company has two principal business segments, which are based upon differences in products and technology: (1) transportation communications segment, and (2) law enforcement and surveillance segment. The transportation communications segment produces products sold worldwide within the passenger information communications industry and market. We transact our sales with transportation vehicle equipment customers generally in two broad categories. These categories are firstly end customers including: (1) municipalities; (2) regional transportation districts; (3) federal, state, and local departments of transportation; (4) transit agencies; (5) public, private, or commercial operators of such vehicles; and (6) rental car agencies; and secondly, Original Equipment Manufacturers (“OEM”) of those vehicles. The law enforcement and surveillance segment serves customers in the U.S. federal, state, and local law enforcement agencies or organizations, as well as their counterparts abroad.

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

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements — Continued

	Three Months Ended March 31,

	2003	2002

Net sales
Transportation communications	$10,251,383	$8,232,656
Law enforcement and surveillance	665,811	390,992

	$10,917,194	$8,623,648

Income (loss) from operations
Transportation communications	$950,655	$324,106
Law enforcement and surveillance	241,621	37,525
Parent entities	(1,060,978)	(724,743)

	$131,298	$(363,112)

Depreciation and amortization
Transportation communications	$96,019	$64,636
Law enforcement and surveillance	27,624	6,249
Parent entities	45,484	23,602

	$169,127	$94,487

Capital expenditures
Transportation communications	$84,836	$142,900
Law enforcement and surveillance	75,184	78,364
Parent entities	16,297	—

	$176,317	$221,264

Geographic information — net sales
NAFTA	$6,869,466	$5,459,383
Europe	3,514,733	2,369,958
Pacific and other	532,995	794,307

	$10,917,194	$8,623,648

	March 31, 2003	December 31, 2002

Identifiable assets
Transportation communications	$28,719,274	$29,440,853
Law enforcement and surveillance	2,363,133	2,144,347
Parent entities	1,774,105	1,797,986

	$32,856,512	$33,383,186

Long-lived assets
Transportation communications	$11,285,655	$10,748,888
Law enforcement and surveillance	1,285,589	1,224,509
Parent entities	1,061,802	366,555

	$13,633,046	$12,339,952

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT ARE IN ITEM 1 OF THIS DOCUMENT.

Business — General

We directly or through contractors, design, manufacture, sell, and service information technology and audio surveillance technology products through two major business segments. These two business segments are: (1) the transportation communications segment; and (2) the law enforcement and surveillance segment. While service is a significant aspect of our marketing strategy, it is not yet a material generator of revenue and has been approximately 1 percent to 2 percent of net sales in prior periods.

Our transportation communications segment produces products sold worldwide within the passenger information communication industry and market. We transact our sales with transportation vehicle equipment customers generally in two broad categories. Those categories are firstly end customers including (1) municipalities; (2) regional transportation districts; (3) federal, state, and local departments of transportation; (4) transit agencies; (5) public, private, or commercial operators of such vehicles; and (6) rental car agencies; and secondly, Original Equipment Manufacturers (“OEM”) of those vehicles. The relative percentage of sales to end customers as compared to OEM customers varies widely and frequently from period-to-period and within products and product lines comprising our mix of total revenue in any given period.

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

We recognize product revenue upon shipment of products to customers and service revenue upon completion of the service. Because our operations are characterized by significant expenses preceding product introduction, net sales and certain related expenses may not be recorded in the same period, thereby producing fluctuations in operating results. Our dependence upon large contracts and orders, as well as upon a small number of relatively large customers or projects, increases the magnitude of fluctuations in operating results particularly on a period-to-period, or period-over-period, comparison basis.

Critical Accounting Policies

Our significant accounting policies and methods used in the preparation of the Unaudited Consolidated Financial Statements are discussed in Notes 1 and 3 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K/A. The following is a listing of the Company’s critical accounting policies:

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

The following table sets forth the percentage of our revenues represented by certain items included in our Statements of Operations:

	Three Months Ended March 31,

	2003	2002

Net sales	100.0%	100.0%
Cost of sales	60.2	64.2

Gross profit	39.8	35.8

Operating expenses:
Selling, general and administrative	32.6	32.8
Research and development	6.0	7.2

Total operating expenses	38.6	40.0

Operating income (loss)	1.2	(4.2)
Other expense, foreign currency translation and interest	(2.4)	(2.9)

Loss before income tax benefit (expense)	(1.2)	(7.1)
Income tax benefit (expense)	(0.0)	(0.5)

Loss before minority interest in income of consolidated subsidiary	(1.2)	(7.6)
Minority interest in consolidated subsidiary	(0.3)	0.0

Net loss	(1.5)%	(7.6)%

COMPARISON OF OUR RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

Net Sales and Gross Profit

Our net sales for the three months ended March 31, 2003 increased $2,293,546, or 26.6 percent, from $8,623,648 for the three months ended March 31, 2002 to $10,917,194 for the three months ended March 31, 2003. Our gross profit for the three months ended March 31, 2003 increased $1,254,761, or 40.6 percent, from $3,089,230 for the three months ended March 31, 2002 to $4,343,991 for the three months ended March 31, 2003. Following is a discussion of these changes in net sales and gross profit by segment.

Transportation Communications Segment

For the three months ended March 31, 2003, sales for our transportation communications segment increased $2,018,727, or 24.5 percent, from $8,232,656 for the three months ended March 31, 2002 to $10,251,383 for the three months ended March 31, 2003. Revenue growth in this segment resulted from an increase in international sales of $1,035,835 and increase in domestic sales of $982,891. The increase in international sales is primarily attributed to increases in sales in the Scandinavian and German markets. The increase in domestic sales is primarily attributed to higher volumes to existing customers in the electronic destinations sign systems. Product prices on sales of products, which comprise a majority of our revenue, have declined due to competition in the three months ended March 31, 2003 as compared to the prior year. Sales growth in the transportation communications segment will continue to be dependent upon the development of new products and technology, as well as our expansion into new geographic areas. We believe our relatively high market share preclude significant sales growth from increased market share.

Our transportation communications segment gross profit for the three months ended March 31, 2003 increased $1,072,778, or 38.6 percent, from $2,782,242 for the three months ended March 31, 2002 to $3,855,020 for the three months ended March 31, 2003. As a percentage of segment sales, our gross profit was 37.6 percent of our net segment sales for the three months ended March 31, 2003 as compared to 33.8 percent during the three months ended March 31, 2002. Of the $1,072,778 increase in gross profit, $512,442 was attributed to the international operations and $560,336 was attributed to domestic operations. The average gross margins improved for the three months ended March 31, 2003 as compared to the same period a year ago due to lower material costs of products and systems sold plus an increase of higher margin product sales primarily in international operations. We believe improvement in our gross profit percentage is dependent upon overall economic and competitive conditions in the transportation sector, introduction of new technology products, and the continued success of our on-going cost reduction programs.

Law Enforcement and Surveillance Segment

For the three months ended March 31, 2003, sales for our law enforcement and surveillance segment increased $274,819, or 70.3 percent, from $390,992 for the three months ended March 31, 2002 to $665,811 for the three months ended March 31, 2003. The increase is primarily attributed to a large U.S. Federal Government order that shipped during the quarter.

Our segment gross profit for the three months ended March 31, 2003 increased $181,983, or 47.0 percent, from $386,988 for the three months ended March 31, 2002 to $488,971 for the three months ended March 31, 2003. As a percentage of segment sales, our gross profit was 73.4 percent of our net segment sales for the three months ended March 31, 2003 as compared to 78.5 percent during the three months ended March 31, 2002. The average gross margins declined for the three months ended March 31, 2003 as compared to the same period a year ago as new products have a higher content of material costs including additional costs incurred for third-party turn-key components. We believe improvement in our gross profit percentage is dependent upon overall economic and competitive conditions in the law enforcement and surveillance sector, introduction of new technology products, and the continued success of our on-going cost reduction programs.

Selling, General and Administrative, Research and Development Expenses

Our selling, general and administrative expenses for the three months ended March 31, 2003 increased $735,874, or 26.0 percent, from $2,826,822 for the three months ended March 31, 2002 to $3,562,696 for the three months ended March 31, 2003. The majority of this increase was primarily attributed to general increases in compensation and benefits plus higher expense for legal and audit, depreciation and amortization and public company expense. As a percentage of our sales, these expenses decreased 0.2 percent from 32.8 percent for the three months ended March 31, 2002 to 32.6 percent for the three months ended March 31, 2003. Management believes these expenses will continue to decrease as a percentage of our sales in future periods. However, our selling, general and administrative expenses may increase in future periods due to: (1) expansion into other geographic areas; (2) expansion through acquisition; and (3) introduction of new products and services.

Our research and development expenses for the three months ended March 31, 2003 increased $24,477, or 3.9 percent, from $625,520 for the three months ended March 31, 2002 to $649,997 for the three months ended March 31, 2003. This category of expenses includes internal engineering personnel and outside engineering expense for software and hardware development, sustaining product engineering and new product development. As a percentage of net sales, these expenses decreased from 7.2 percent for the three months ended March 31, 2002 to 6.0 percent for the three months ended March 31, 2003. Certain engineering personnel were used in the development of software and other expense incurred that met the capitalization criteria of SFAS No. 86, “Capitalization of Software Development Costs” during the three months ended March 31, 2003. The total amount of personnel and other expense capitalized in the three months ended March 31, 2003 was $74,480 as compared to $60,975 for the three months ended March 31, 2002. In the longer term, we expect these expenses to remain in the same general range (approximately 5 to 8 percent) as a percentage of sales.

Operating Income

The net change in our operating income for the three months ended March 31, 2003 was an increase of $494,410, from an operating loss of $363,112 for the three months ended March 31, 2002 to operating income of $131,298 for the three months ended March 31, 2003. This increase is primarily due to increased sales revenues in both operating segments partially offset by increased personnel and other operating expenses.

Other Expense and Income Tax Expense

Our total other expense for the three months ended March 31, 2003 was $261,681, a net increase in expense of $11,685 as compared to $249,996 for the three months ended March 31, 2002. This increase was primarily due to higher interest expense ($309,823 for 2003 as compared to $275,680 in 2002) partially offset by other income of $19,483 in 2003 as compared to other expense of $10,682 in 2002. The increase in interest expense was primarily due to an increase in the weighted average outstanding balance of long-term debt, which was partially offset by lower interest rates, as compared to the same period in 2002.

Our net income tax benefit was $601 for the quarter ended March 31, 2003 and $46,619 for the quarter ended March 31, 2002 was the result of income tax expense in certain foreign jurisdictions that was offset by income tax benefits in certain domestic jurisdictions. The income tax benefit in both periods varies from the customary relationship primarily due to foreign losses in one jurisdiction for which the income tax benefits are not likely to be realized.

Our Liquidity and Capital Resources

The Company’s net working capital as of March 31, 2003 was $1,803,137 compared to $7,148,119 as of March 31, 2002. Our principal sources of liquidity from current assets included cash and cash equivalents of $136,900, trade and other receivables of $9,756,258, inventories of $8,795,566 and prepaid and other current assets of $534,742. Liquidity derived from current liabilities included short-term bank and asset based borrowings of $6,950,011, accounts payable of $7,417,812, accrued expenses of $2,060,673, and current maturities of long-term debt, deferred tax liabilities and dividends payable of $761,120, $142,213 and $88,500 respectively. The decline in net working capital is attributed to the credit line being reclassified as a current liability due to the expiration date of the agreement being less than one year from the balance sheet date. The Company expects to replace this credit agreement which expires in August 2003 with a long-term agreement substantially similar in terms and conditions. However, there can be no assurance that this will occur (See “Our Financing Activities in 2003” below). Substantially all of our assets are pledged as security for various elements of long- and short-term debt described below.

Our operating activities provided cash of $761,760 and used cash of $146,888 during the quarters ended March 31, 2003 and 2002, respectively. For the quarter ended March 31, 2003, primary sources of cash from operations resulted from a decrease in accounts receivable of $916,867, decrease in inventories of $130,188 and an increase in related party accounts payable of $356,628. Primary uses of cash resulted from an operating loss of $167,216, increase in other accounts receivable of $275,563 and decreases in trade accounts payable and accrued expenses in the amount of $179,074 and $149,137, respectively. The balance of cash provided by operating activities of $129,067 resulted from non-cash expenses for depreciation, amortization and minority interest. For the quarter ended March 31, 2002, the operating loss of $659,558 and increase in prepaid assets of $165,810 was offset by a decrease in inventories of $258,545 and increase in accounts payable of $203,027. The Company’s working capital requirements will continue to increase with growth in our sales.

Our investing activities used cash of $261,818 and $184,936 for the quarters ended March 31, 2003 and 2002, respectively. For the quarter ended March 31, 2003, the primary use of cash was for expenditures relating to capitalized software and for purchases of computer, test and office equipment. For the quarter ended March 31, 2002, the primary use of cash related to the purchase of property and equipment. We do not anticipate any significant expenditures for or sales of capital equipment in the near future.

Our financing activities used cash of $809,291 and provided cash of $271,562 for the quarters ended March 31, 2003 and 2002, respectively. For the quarter ended March 31, 2003, our primary use of cash was for repayment of short- and long-term bank borrowings of $12,866,728 and the payment of preferred dividends of $44,250. Cash provided by financing activities of $12,101,686 was used to fund working capital requirements and for the purchase of fixed assets. For the quarter ended March 31, 2002, net cash provided from financing activities was used to fund working capital requirements.

The Company has an asset-based lending agreement (the “Credit Agreement”) with Guaranty Business Credit Corporation that expires August 22, 2003. At March 31, 2003, the Credit Agreement provided up to $11.75 million in borrowing to be used for acquisitions, working capital and general corporate purposes. The working capital (accounts receivable and inventory) borrowing portion of the agreement was limited at March 31, 2003 to a combined maximum limit of $6.75 million. The interest rate on the revolving credit portion of the agreement is the published prime lending rate (4.25 percent at March 31, 2003) plus 1.75 percent. Credit extended for acquisitions bears an interest rate of prime (4.25 percent at March 31, 2003) plus 2 percent. At March 31, 2003, available collateral based on the value of eligible trade accounts receivable and inventories was $5,965,714, which, given the outstanding debt balance under this agreement of $5,418,514, resulted in additional borrowing availability of $547,200. The outstanding debt under this agreement is secured by substantially all U.S.-based assets including the assets of the Company’s subsidiaries. The Company expects to replace this credit agreement with a long-term agreement substantially similar in terms and conditions.

As amended, the Credit Agreement includes customary covenants and conditions relating to the conduct and operation of the Company’s business. Specifically, as amended, the Credit Agreement limits the payment of dividends on any class of stock to $177,000 annually, subjects the Company to a 1:1 Earnings Before Interest, Taxes, Depreciation and Amortization to interest coverage ratio to be calculated upon a quarterly and year to date basis and limits capital expenditures to $25,000 for individual transactions and $250,000 in aggregate. In addition, overadvances are permitted under the agreement up to $400,000 and acquisitions require approval from the lender. The Company was in compliance with all agreement covenants except for the capital expenditure covenant at March 31, 2003, but anticipates receiving a waiver from Guaranty Business Credit Corporation.

Mobitec AB, the Company’s wholly owned Swedish subsidiary, has an agreement with its bank in Sweden from which it may currently borrow up to a maximum of 10,000,000 krona (SEK) or $1,173,000. At March 31, 2003, 8,603,227 krona (SEK), or $1,009,159, was outstanding, resulting in additional borrowing availability of 1,396,773 krona (SEK), or $163,841. The maximum borrowing in the amount of 10,000,000 krona (SEK) is secured by cash on deposit with the bank in the amount of 2,200,000 krona (SEK), or $258,060. The terms of this agreement require payment of an unused credit line fee equal to 0.5 percent of the unused portion and interest at 5 percent of the outstanding balance. This agreement is secured by substantially all assets of Mobitec AB. The line of credit agreement has an expiration date of December 31, 2003. Upon expiration, the Company expects to renew or replace this credit agreement with an agreement substantially similar in terms and conditions.

Mobitec AB also has an agreement with the same bank from which it may borrow up to 6,000,000 krona (SEK), or $703,800. Based upon the availability formula under this agreement, 4,453,012 krona (SEK), or $522,338, was outstanding at March 31, 2003, resulting in additional borrowing availability of 1,546,98849 krona (SEK), or $181,462. The line of credit bears interest at 5.1 percent and is collateralized by accounts receivable. The agreement has an expiration date of December 31, 2003. Upon expiration, the Company expects to renew or replace this credit agreement with an agreement substantially similar in terms and conditions.

An unsecured note and obligation in the amount of $2,406,235 are due a shareholder. The unsecured note in the amount of $2,111,235 is payable in full June 28, 2004 with an annual interest of 9 percent paid quarterly. The obligation balance of $295,000 at March 31, 2003 is due in five remaining non-interest bearing quarterly payments.

A term loan from the Company’s Swedish bank dated June 28, 2001 having a balance of 14,300,000 krona (SEK), or $1,679,581, at March 31, 2003 is payable in 13 remaining quarterly payments of 1,100,000 krona (SEK), or $129,030, at an annual interest rate of 5.35 percent and is secured by stock of the Swedish holding company and the consolidated subsidiary.

Two convertible subordinated debentures in the amount of $3,000,000 dated June 22, 2001 and $1,150,000 dated July 31, 2002 are payable to Renaissance Capital Group. The president of Renaissance Capital Group is a member of the Company’s Board of Directors. The $3,000,000 debenture is payable in full on June 22, 2008, if not sooner redeemed or converted, with annual interest at 8 percent paid monthly. It also provides for monthly principal redemption installments commencing June 27, 2004, each of such installments to be in the dollar amount of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount. The $1,150,000 debenture is payable in full on June 27, 2009, if not sooner redeemed or converted, with annual interest at 8 percent paid monthly. It also provides for monthly principal redemption installments commencing July 31, 2005, each of such installments to be in the dollar amount of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount. The loan agreement subjects the Company to a 1:1 Earnings Before Interest, Depreciation and Amortization to interest coverage ratio to be calculated quarterly on a rolling four quarter basis and a 1.3:1 current ratio to be calculated at each quarter end. The Company was not in compliance with the current ratio covenant at March 31, 2003 due to the balance sheet reclassification of the credit line with Guaranty Business Credit Corporation from long-term debt to a current liability, but received an appropriate waiver from the lender.

A convertible subordinated debenture in the amount of $250,000 dated August 26, 2002, is payable to a stockholder and member of the Board of Directors, and is due in full August 26, 2009, if not sooner redeemed or converted, with annual interest at 8 percent paid monthly. It also provides for monthly principal redemption installments commencing August 26, 2005, each of such installments to be in the dollar amount of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount. The loan agreement subjects the Company to a 1:1 Earnings Before Interest, Depreciation and Amortization to interest coverage ratio to be calculated quarterly on a rolling four quarter basis and a 1.3:1 current ratio to be calculated at each quarter end. The Company was not in compliance with the current ratio covenant at March 31, 2003 due to the balance sheet reclassification of the credit line with Guaranty Business Credit Corporation from long-term debt to a current liability, but received an appropriate waiver from the lender.

Our net interest expense for all our debt and obligations was $309,823 and $275,680 for the three months ended March 31, 2003 and 2002, respectively. The increase was due to an increase in the weighted average outstanding balance of long-term debt, which was partially offset by lower interest rates.

Our Financing Activities in 2003

(a)	At its 2003 Annual Meeting, the shareholders approved a proposal authorizing the Company to issue an undetermined number of shares of convertible Preferred Stock and warrants that would convert into an aggregate of up to 2,000,000 shares of Common Stock in connection with a potential private equity financing.

The Company is contemplating entering into a transaction to raise up to $5,000,000 in new capital through the issuance of shares of a new series of preferred stock convertible into Common Stock (“New Convertible Preferred Stock”) and warrants to purchase Common Stock. The Company expects to issue New Convertible Preferred Stock, warrants, or some combination of the two to the purchasers in the potential financing. The issuance would be made in a private placement to one or more accredited investors, as defined in Rule 501 of Regulation D pursuant to the Securities Act of 1933, as amended. The terms of any such financing have not been determined.

On February 20, 2003, the Company entered into a Placement Agency Agreement with a Dallas-based investment banking firm, under which the investment banking firm will identify purchasers to participate in the potential equity financing. Because the potential equity financing is in the early stages it is not possible to precisely describe the transaction. As part of the agreement, the investment banking firm will act on a best efforts basis to identify prospective purchasers of equity securities of the Company. Such equity securities are intended to be sold under an exemption from the registration requirements of the Securities Act of 1933. The agreement with the investment banking firm is non-exclusive and is terminable upon 30 days notice. The investment banking firm is entitled to compensation based upon the gross proceeds from the sale of equity securities of the Company sold. The investment banking firm is entitled to 8 percent of the first $5 million in such gross proceeds, 7 percent of the next $5 million, and 6 percent of the gross proceeds over $10 million. The Company will pay the investment banking firm the relevant compensation upon closing of the sale generating the compensation. The Company will also issue to the investment banking firm a warrant to purchase 10 percent of the total number of equity securities sold, exercisable for a period of five years at the price at which the equity securities were sold. The Company also paid the investment banking firm a $25,000 nonrefundable expense allowance and will reimburse the investment banking firm for all reasonable out-of-pocket expenses in providing services to the Company. There can be no assurance that the investment banking firm will be successful in its efforts.

The Company’s management believes it to be in the Company’s best interest to reduce the level of the Company’s indebtedness, and expects to use substantially all of the net proceeds of the proposed financing to repay outstanding debt. Reducing the Company’s indebtedness should improve the Company’s balance sheet and permit the Company additional financial flexibility.

(b)	On March 6, 2003, the Company announced that at a special meeting of the Series AAA Preferred Stock shareholders, the holders of the Series AAA Preferred Stock approved an amendment to the preferred shareholders’ Articles of Incorporation to remove the mandatory redemption date, which would have been in December 2003. The Company may now redeem the Series AAA Preferred Stock at its sole discretion upon providing preferred shareholders with appropriate written notice. Had the holders of the Series AAA Preferred Stock not approved the amendment, the Company would have to pay the redemption price, which is equal to the liquidation preference, in December 2003. The liquidation preference equals $5,000 per share, plus all accrued and unpaid dividends, which at December 31, 2002 was $1,858,500.

(c)	Our senior lender line of credit expires in August 2003. We have been pursuing new lines of credit, and/or extensions of the present line, for several months. Based upon progress to date and our experience in these matters, we continue to believe new and/or extended lines of credit will be secured on a timely basis and on terms no less favorable than at present. However, there can be no assurance that the Company will be successful in extending its current facility or securing a replacement facility.

Impact of Inflation

We believe that inflation has not had a material impact upon our results of operations for each of our periods in the three months ended March 31, 2003 and 2002. However, there can be no assurance that future inflation would not have an adverse impact upon our future operating results and financial condition.

FACTORS AFFECTING OUR BUSINESS AND PROSPECTS

Certain portions of this report on Form 10-Q which do not relate to historical financial information may be deemed to constitute forward-looking statements that are subject to various factors which could cause actual results to differ materially from our expectations or from results which might be projected, forecast, estimated or budgeted by us in such forward looking statements. Such factors include, but are not limited to, those listed below:

•	General Economic Conditions

•	Dependence on Suppliers

•	International Activities

•	Fluctuations in Operating Results

•	Governmental Legislation

•	Technological Changes and Product Transitions

•	Product Development Activities

•	Financing

For a more detailed discussion of these factors, please see “Factors Affecting Our Business and Prospects” in Item 7 of our Annual Report on Form 10-K/A for the year ended December 31, 2002.

FORWARD-LOOKING STATEMENTS

The statements contained in this Report on Form 10-Q herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, beliefs, goals, objectives, intentions or strategies regarding the future. Forward-looking statements include statements utilizing words such as “anticipate”, “expect” or “project” relating to our beliefs with respect to future events and includes statements regarding: (1) our expectations that the percentage of buses with automatic voice systems will increase over the next few years, our belief that future acquisitions, new relationships and pilot projects may enable us to accelerate growth, our expectation that we will be able to integrate certain licensed technologies into our products, our commitment to continued enhancement of all of our products, our expectation that certain products will continue to be enhanced and that such enhancements should increase our ability to integrate those products with other technologies, and our belief that a convergence of core technologies, combined with other factors, will justify high levels of research and development costs; and (2) our belief that continued high sales growth depends upon expansion of new products, technology and geographic territories, our expectations that the term portion of our Credit Facility will be used for certain purposes, our belief that investing expenditures will not change significantly in 2003 and our belief that a combination of borrowing under our Credit Facility will provide necessary liquidity and capital to satisfy our needs. It is important to note our actual results could differ materially from those contemplated in our forward-looking statements as a result of various factors, including those described in Item 2, Management’s Discussion and Analysis under the caption “Factors Affecting Our Business and Prospects”. Among other factors, our results will be affected, perhaps materially, by general economic conditions, the availability of national government assistance to local transportation authorities, the adoption and implementation of regulations concerning public transportation services, the plans and prospects of competitors, currency fluctuations and our ability to attract and retain personnel.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposure at March 31, 2003 is consistent with, and not greater than, the types of market risk and amount of exposures presented in our Annual Report on Form 10-K/A for the year ended December 31, 2002.

ITEM 4.	CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic SEC filings under the Exchange Act. There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date we carried out this evaluation.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

     (a)  Exhibits

The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated herein by this reference:

Exhibit No.	Document

3.1	Articles of Incorporation of the Company (1)
3.2	Articles of Amendment to the articles of Incorporation of the Company (filed herewith)
3.32	Bylaws of the Company, as amended through December 31, 2001 (3)
4.1	Form of specimen certificate for Common Stock of the Company (1)
4.2	Form of specimen certificate for Warrants of the Company (1)
4.3	Form of Underwriter’s warrants to be issued by the Company to the Underwriter (1)
4.4	Warrant Agreement between the Company and Continental Stock Transfer & Trust Company (1)
10.1	Incentive Stock Option Plan, adopted April 27, 1993 as amended (1)
10.2	Common Stock Warrant Agreement by and between Robinson Turney International, Inc. and the Company (2)
10.3	Form of Bodin Warrant Agreement between the Company and Bengt Bodin (3)
10.4	Form of Registration Rights Agreement between the Company and Bengt Bodin et al. (3)
10.5	Form of Promissory Note from DRI Europa AB (3)
10.6	Form of Consulting Agreement between the Company and Bengt Bodin (3)
10.7	Services Agreement, dated April 19, 1996, by and between the Company and Robinson Turney International, Inc. (2)
10.8	Amendment to April 19, 1996, Services Agreement, dated July 29, 1996, by and between the Company and Robinson Turney International, Inc. (2)
10.9	Exclusive Distribution and Sublicense Agreement, dated June 1, 1996, by and between Robinson Turney International, Inc. and TwinVision Corp. of North America, Inc. (2)
10.10	Form of Amendment & Supplement to Exclusive Distribution and Sublicense Agreement dated June 1, 1996, by and between Robison Turney International, Inc. and TwinVision Corp. of North America, Inc. (2)
10.11	Form of Amendment to 01 June 1996 Exclusive Distribution and Sublicense Agreement, dated June 1, 1996, by and between Robinson Turney International, Inc and TwinVision Corp. of North America, Inc. (2)
10.12	Employment Agreement, dated April 20, 1998, between the Company and David Turney (3)
10.13	Executive Employment Agreement dated January 1, 1999 between the Company and Larry Hagemann (3)

Exhibit No.	Document

10.14	Executive Employment Agreement dated January 1, 1999 between the Company and Larry Taylor (3)
10.15	Form of Office Lease, between the Company and Sterling Plaza Limited Partnership (4)
10.16	Lease Agreement, between the Company and The Prudential Savings Bank, F.S.B., dated December 18, 1998 (4)
10.17	Technology License Agreement, between the Company and The University of Washington (4)
10.18	Dominick & Dominick, LLC Warrant Agreement dated September 21, 2000 (4)
10.19	Secured Revolving Credit Agreement and Credit Facility between the Company, TwinVision, Digital Audio and Fremont Financial Corporation, dated August 23, 1999 (5)
10.20	Extended Employment Agreement, dated December 17, 2001, between the Company and David Turney (6)
10.21	Convertible Loan Agreement dated as of June 22, 2001, by and among Digital Recorders, Inc., Renaissance US Growth & Income Trust PLC and BFSUS Special Opportunities Trust PLC, and the Renaissance Capital Group, Inc., as agents for the Lenders. (7)
10.22	Form of First Amendment to Convertible Loan Agreement dated as of June 22, 2001, by and among Digital Recorders, Inc., Renaissance US Growth & Income Trust PLC and BFSUS Special Opportunities Trust PLC, and Renaissance Capital Group, In., as agent for the Lenders. (7)
10.23	Form of Digital Recorders, Inc., 8% Convertible Debenture dates July 31, 2002, issued to Frost National Bank, Custodian FBO Renaissance US Growth & Income Trust PLC, Trust No. W00740100. (7)
10.24	Form of Acknowledgment, Agreement and Reaffirmation of Guarantors dated as of June 27, 2001, by TwinVision of North America, Inc. and Digital Audio Corporation in favor of Renaissance US Growth & Income Trust PLC and BFSUS Special Opportunities Trust PLC. (7)
10.25	Form of Share Purchase Agreement by and between Lite Vision Corporation and Digital Recorders, Inc. (7)
10.26	Form of Loan Agreement dated as of August 26, 2002, by and among Digital Recorders, Inc. and John D. Higgins. (8)
10.27	Form of Digital Recorders, Inc., Convertible Debenture dated August 26, 2002, issued to John D. Higgins. (8)
10.28	Form of Security Agreement dated as of August 26, 2002, among Digital Recorders, Inc. and John D. Higgins. (8)
10.29	Form of Pledge Agreement dated as of August 26, 2002, between Digital Recorders, Inc. and John D. Higgins. (8)
10.30	Form of Subsidiary Guarantee dated as of August 26, 2002, by Subsidiaries of Digital Recorders, Inc. in favor of John D. Higgins. (8)
10.31	Form of Subsidiary Security Agreement dated as of August 26, 2002, among TwinVision of North America, Inc., Digital Audio Corporation, and John D. Higgins. (8)
99.1	Section 906 Certification of David L. Turney (filed herewith)
99.2	Section 906 Certification of Lawrence A. Taylor (filed herewith)

Legend

(1)	Incorporated by reference from Exhibit to our Registration on Form SB-2 (SEC File No. 33-82870-A)

(2)	Incorporated by reference from our Form 10-KSB dated March 31, 1997.

(3)	Incorporated by reference from our Proxy Statement for its annual meeting for fiscal 2000, filed on June 6, 2001.

(4)	Incorporated by reference from the Company’s Form 10-KSB/A filed on June 6, 2001.

(5)	Incorporated by reference to the Company’s Form 8-K, filed on September 8, 1999

(6)	Incorporated by reference from the Company’s Form 10-KSB filed on March 27, 2002.

(7)	Incorporated by reference to the Company’s Form 8-K filed on August 8, 2002

(8)	Incorporated by reference to the Company’s Form 8-K filed on August 30, 2002

(b)	Reports on Form 8-K

During the quarter ended March 31, 2003, the Company filed the following Current Report on Form 8-K:

Current Report on Form 8-K dated March 25, 2003 reporting under Item 5. Other Events and Required FD Disclosure, that Digital Recorders, Inc. issued a news release on March 25, 2003 announcing Fourth Quarter and Fiscal Year 2002 Final Results, a copy of which is posted on the Company’s website.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL RECORDERS, INC

Signature:	/S/ DAVID L. TURNEY
By:	David L. Turney
Title:	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)
Date:	May 14, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature: By: Title: Date:	/S/ DAVID L. TURNEY David L. Turney Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer) May 14, 2003

Signature: By: Title: Date:	/S/ LAWRENCE A. TAYLOR Lawrence A. Taylor Chief Financial Officer, Secretary, and Principal Financial and Accounting Officer May 14, 2003

Signature: By: Title: Date:	/S/ RUSSELL CLEVELAND Russell Cleveland Director May 14, 2003

Signature: By: Title: Date:	/S/ JOHN D. HIGGINS John D. Higgins Director May 14, 2003

Signature: By: Title: Date:	/S/ C. JAMES MEESE JR. C. James Meese Jr. Director May 14, 2003

Signature: By: Title: Date:	/S/ J. PHILLIPS L. JOHNSTON J. Phillips L. Johnston Director May 14, 2003

Signature: By: Title: Date:	/S/ STEPHANIE L. PINSON Stephanie L. Pinson Director May 14, 2003

Signature: By: Title: Date:	/S/ JOHN K. PIROTTE John K. Pirotte Director May 14, 2003

Signature: By: Title: Date:	/S/ JOSEPH TANG Joseph Tang Director May 14, 2003

Signature: By: Title: Date:	/S/ JULIANN TENNEY Juliann Tenney Director May 14, 2003

I, David L. Turney, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Digital Recorders, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ David L. Turney David L. Turney Chief Executive Officer

May 14, 2003

I, Lawrence A. Taylor, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Digital Recorders, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(d)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(e)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(f)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(c)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(d)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Lawrence A. Taylor Lawrence A. Taylor Chief Financial Officer

May 14, 2003