Form 10-Q
period 2003-06-30
DIGITAL RECORDERS INC
filed 2003-08-14
CIK 853695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2003

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes (  ) No (x)

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of August 14, 2003:

Common Stock, Par Value $.10 per share	3,944,475

(Class of Common Stock)	Number of Shares

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(Unaudited)	(Note)

ASSETS
Current Assets
Cash and cash equivalents	$138,859	$504,758
Trade accounts receivable, less allowance for doubtful accounts of $158,066 at June 30, 2003 and $146,066 at December 31, 2002	8,891,556	10,137,955
Other receivables	282,065	251,454
Inventories (Note 2)	9,099,652	8,830,522
Prepaids and other current assets	404,977	452,882

Total current assets	18,817,109	20,177,571

Property and equipment, less accumulated depreciation of $1,815,914 at June 30, 2003 and $1,459,953 at December 31, 2002	1,889,344	1,572,259
Goodwill, less accumulated amortization of $1,113,260 at June 30, 2003 and $1,066,643 at December 31, 2002	9,681,346	8,960,396
Intangible assets, less accumulated amortization of $452,420 at June 30, 2003 and $362,922 at December 31, 2002	1,451,846	1,392,533
Deferred tax assets	677,232	865,663
Other assets	729,817	414,764

TOTAL ASSETS	$33,246,694	$33,383,186

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Lines of credit (Note 3)	$6,267,151	$7,503,791
Current maturities of long-term debt (Note 3)	843,240	763,360
Accounts payable	7,283,141	7,198,962
Accrued expenses	2,043,065	2,162,309
Deferred tax liabilities	151,062	138,695
Preferred stock dividends payable, Series AAA	88,500	88,500

Total current liabilities	16,676,159	17,855,617

Long-term debt and other obligations, less current maturities	7,118,026	7,737,940

Series AAA Mandatory Redeemable, Convertible, Nonvoting Preferred Stock, $.10 par value, Liquidation Preference of $5,000 per share; 20,000 shares authorized; 354 shares issued and outstanding at December 31, 2002 (Note 1)	—	1,770,000

Minority interest in consolidated subsidiary	317,191	267,566

Commitments and contingencies (Notes 3 and 7)
Stockholders’ Equity
Series AAA Convertible, Nonvoting Preferred Stock, $.10 par value, Liquidation Preference of $5,000 per share; 20,000 shares authorized; 354 shares issued and outstanding at June 30, 2003; redeemable at the discretion of the Company (Note 1)	1,770,000	—
Series E Redeemable, Convertible, Nonvoting Preferred Stock, $.10 par value, Liquidation Preference of $5,000 per share; 500 shares authorized; 88 and zero shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively. (Note 6)	440,000	—
Common stock, $.10 par value, 25,000,000 and 10,000,000 shares authorized; 3,944,475 and 3,804,475 shares issued and outstanding at June 30, 2003 and December 31, 2002 , respectively	394,447	380,447
Additional paid-in capital	12,597,226	12,349,726
Accumulated other comprehensive income - foreign currency translation	1,240,070	421,175
Accumulated deficit	(7,306,425)	(7,399,285)

Total stockholders’ equity	9,135,318	5,752,063

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,246,694	$33,383,186

Note: The consolidated balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.
See accompanying notes to unaudited consolidated financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002
		(As Restated		(As Restated
		Note 1)		Note 1)

Net sales	$12,520,913	$12,434,455	$23,438,106	$21,058,103
Cost of sales	7,514,008	7,773,354	13,947,593	13,307,772

Gross profit	5,006,905	4,661,101	9,490,513	7,750,331

Operating expenses:
Selling, general and administrative	3,837,034	3,241,127	7,539,350	6,067,949
Research and development	531,963	649,992	1,181,959	1,275,512

Total operating expenses	4,368,997	3,891,119	8,721,309	7,343,461

Operating income	637,908	769,982	769,204	406,870

Other income (expense)	14,138	(26,757)	33,621	(37,439)
Foreign currency translation gain	100,015	249,678	128,674	286,044
Interest expense, net	(279,621)	(275,940)	(589,443)	(551,620)

Total other expense and interest expense	(165,468)	(53,019)	(427,148)	(303,015)

Income before income tax expense	472,440	716,963	342,056	103,855
Income tax expense	(200,173)	(37,680)	(199,572)	(84,299)

Income before minority interest in income of consolidated subsidiary	272,267	679,283	142,484	19,556
Minority interest in income of consolidated subsidiary	(12,190)	(16,453)	(49,624)	(16,284)

Net income	260,077	662,830	92,860	3,272
Preferred stock dividends	(44,250)	(44,250)	(88,500)	(88,500)

Net income (loss) applicable to common shareholders	$215,827	$618,580	$4,360	$(85,228)

Earnings per share:
Net income (loss) per share:
Basic	$0.06	$0.17	$0.00	$(0.02)

Diluted	$0.04	$0.11	$0.00	$(0.02)

Weighted average number of common shares and common equivalent shares outstanding:
Basic	3,812,167	3,704,475	3,808,342	3,704,475

Diluted	6,198,130	5,473,740	3,951,223	3,704,475

See accompanying notes to unaudited consolidated financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002
		(As Restated		(As Restated
		Note 1)		Note 1)

Cash flows from operating activities:
Net income	$260,077	$662,830	$92,860	$3,272
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	190,000	—	190,000	—
Depreciation of property and equipment and amortization	155,669	65,513	290,004	149,897
Amortization of intangible assets	41,322	56,702	76,114	66,805
Minority interest	12,190	16,115	49,624	16,284
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	554,446	(1,362,715)	1,471,313	(1,269,453)
(Increase) decrease in other receivables	425,258	(31,172)	149,695	(13,182)
(Increase) decrease in inventories	(95,508)	558,499	34,680	817,044
(Increase) decrease in prepaids and other current assets	140,541	12,800	63,047	(153,010)
Increase (decrease) in accounts payable	(211,082)	195,577	(33,528)	398,604
Increase (decrease) in accrued expenses	(98,194)	132,496	(247,331)	112,582

Net cash provided by operating activities	1,374,719	306,645	2,136,478	128,843

Cash flows from investing activities:
Purchases of property and equipment	(348,772)	(94,775)	(525,089)	(316,046)
Other	(387,989)	(210,897)	(473,489)	(180,021)

Net cash used in investing activities	(736,761)	(305,672)	(998,578)	(496,067)

Cash flows from financing activities:
Proceeds from bank borrowings and lines of credit	13,268,970	8,407,097	25,370,657	10,252,039
Principal payments on bank borrowings and lines of credit	(13,795,148)	(8,233,958)	(26,661,886)	(9,807,338)
Proceeds from issuance of Series E preferred stock	440,000	—	440,000	—
Payment of dividends on Series AAA preferred stock	(44,250)	(88,500)	(88,500)	(88,500)

Net cash provided by (used in) financing activities	(130,427)	84,639	(939,729)	356,201

Effect of exchange rate changes on cash and cash equivalents	(505,572)	(241,118)	(564,070)	(238,532)

Net increase (decrease) in cash and cash equivalents	1,959	(155,506)	(365,899)	(249,555)
Cash and cash equivalents at beginning of period	136,900	416,670	504,758	510,719

Cash and cash equivalents at end of period	$138,859	$261,164	$138,859	$261,164

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$259,358	$242,078	$522,132	$473,132

Cash paid during the period for income taxes	$1,693	$34,071	$43,374	$34,071

Supplemental disclosure of non-cash investing and financing activities:
Exchange of common stock for reduction in long-term debt	$350,000	$—	350,000	$—

See accompanying notes to unaudited consolidated financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

(1)	BASIS OF PRESENTATION AND DISCLOSURE

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

The accompanying consolidated financial statements and related notes should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K/A for the year ended December 31, 2002. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full calendar year. As previously discussed in Note 20 to the Consolidated Financial Statements in the Annual Report on Form 10-K/A for the year ended December 31, 2002, the results of operations and cash flows for the three and six months ended June 30, 2002 have been restated from the previously reported amounts.

On March 6, 2003, the Series AAA Preferred Stock shareholders approved an amendment to the Articles of Incorporation to remove the December 31, 2003 mandatory redemption date. As a result, the Series AAA Preferred Stock has been reclassified as equity in the accompanying consolidated balance sheet at June 30, 2003.

On June 26, 2003, the Company and the shareholder holding a note in the original amount of $2,111,235 agreed to convert $350,000 of the note to common stock and extend the due date on the remaining balance of $1,761,235 from June 28, 2004 to June 28, 2005.

(2)	INVENTORIES

Inventories consist of the following:

	June 30,	December 31,
	2003	2002

Raw materials and system components	$7,334,616	$7,237,385
Work in process	141,512	148,105
Finished goods	1,623,524	1,445,032

	$9,099,652	$8,830,522

(3)	LINES OF CREDIT AND LONG-TERM DEBT

a) Lines of Credit

The Company has an asset-based lending agreement (the “Credit Agreement”) with Guaranty Business Credit Corporation. At June 30, 2003, the Credit Agreement provided up to $11.75 million in borrowing to be used for acquisitions, working capital and general corporate purposes. The working capital (accounts receivable and inventory) borrowing portion of the agreement was limited at June 30, 2003 to a combined maximum limit of $6.75 million. The interest rate on the revolving credit portion of the agreement is the published prime lending rate (4.00 percent at June 30, 2003) plus 1.75 percent. Credit extended for acquisitions bears an interest rate of prime (4.00 percent at June 30, 2003) plus 2 percent. At June 30, 2003, available collateral based on the value of eligible trade accounts receivable and inventories was $4,999,880 which, given the outstanding debt balance under this agreement of $4,644,437, resulted in additional borrowing availability of $355,443. The outstanding debt under this agreement is secured by substantially all U.S.-based assets including the assets of the Company’s subsidiaries. The lending agreement was to expire August 23, 2003 but has now been extended for an additional 90 days to November 21, 2003. The Company now expects to replace this credit agreement before November 21, 2003 with a long-term agreement substantially similar in terms and conditions. See Subsequent Events – Note 8.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements – Continued

As amended, the Credit Agreement includes customary covenants and conditions relating to the conduct and operation of the Company’s business. Specifically, as amended, the Credit Agreement limits the payment of dividends upon any class of stock to $177,000 annually, subjects the Company to a 1:1 Earnings Before Interest, Taxes, Depreciation and Amortization to interest coverage ratio to be calculated upon a quarterly and year to date basis and limits annual capital expenditures to $25,000 for individual transactions and $250,000 in aggregate. In addition, over advances are permitted under the agreement up to $400,000 and acquisitions require approval from the lender. At June 30, 2003, the Company was in compliance with all agreement covenants except for the capital expenditure covenant, but received an appropriate waiver from the lender.

Mobitec AB, the Company’s wholly owned Swedish subsidiary, has an agreement with its bank in Sweden from which it may currently borrow up to a maximum of 10,000,000 krona (SEK) or $1,246,000. At June 30, 2003, 9,594,836 krona (SEK), or $1,195,517 was outstanding, resulting in additional borrowing availability of 405,164 krona (SEK), or $50,843. The maximum borrowing in the amount of 10,000,000 krona (SEK) is secured by cash on deposit with the bank in the amount of 2,200,000 krona (SEK), or $274,120. The terms of this agreement require payment of an unused credit line fee equal to 0.5 percent of the unused portion and interest at 5 percent of the outstanding balance. This agreement is secured by substantially all assets of Mobitec AB. The line of credit agreement has an expiration date of December 31, 2003. Upon expiration, the Company expects to renew or replace this credit agreement with an agreement substantially similar in terms and conditions.

Mobitec AB also has an agreement with the same bank from which it may borrow up to 6,000,000 krona (SEK), or $747,600. Based upon the availability formula under this agreement, 3,428,551 krona (SEK), or $427,197 was outstanding at June 30, 2003, resulting in additional borrowing availability of 2,571,449 krona (SEK), or $320,403. The line of credit bears interest at 5.1 percent and is collateralized by accounts receivable. The agreement has an expiration date of December 31, 2003. Upon expiration, the Company expects to renew or replace this credit agreement with an agreement substantially similar in terms and conditions.

Lines of credit at June 30, 2003 and December 31, 2002 consists of the following:

	June 30,	December 31,
	2003	2002

Credit line with Guaranty Business Credit Corporation, dated August 23, 1999, payable in full August 23, 2003, extended through November 21, 2003, secured by accounts receivable, inventory and all assets of the U.S. based domestic entities of the Company	$4,644,437	$6,489,729
Line of credit with Swedish bank due December 31, 2003, secured by assets of the Swedish subsidiary, Mobitec AB, and a cash deposit, with interest at 5% annually	1,195,517	862,110
Line of credit with Swedish bank due December 31, 2003 secured by accounts receivable of the Swedish subsidiary, Mobitec AB, with interest at 5.1% annually	427,197	151,952

Total lines of credit	$6,267,151	$7,503,791

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements – Continued

b) Long-Term Debt

Long-term debt consists of the following notes and obligations, the proceeds of which were used to finance the Mobitec acquisition and for working capital requirements.

An unsecured note and obligation in the amount of $2,056,235 are due a shareholder. On June 26, 2003, the Company and the shareholder agreed to: (1) convert $350,000 of the note, which was issued June 28, 2001, was payable in full June 28, 2004 and had a balance of $2,111,235, to common stock and (2) extend the due date on the remaining note balance of $1,761,235 to June 28, 2005. The unsecured note has an annual interest of 9 percent paid quarterly. The obligation balance of $295,000 at June 30, 2003 is due in four remaining non-interest bearing quarterly payments.

A term loan from the Company’s Swedish bank dated June 28, 2001 having a balance of 13,200,000 krona (SEK), or $1,646,907, at June 30 is payable in 12 remaining quarterly payments of 1,100,000 krona (SEK), or $137,060, at an annual interest rate of 5.35 percent and is secured by stock of the Swedish holding company and the consolidated subsidiary.

Two convertible subordinated debentures in the amount of $3,000,000 dated June 22, 2001 and $1,150,000 dated July 31, 2002 are payable to two investment funds managed by Renaissance Capital Group, Inc. The president of Renaissance Capital Group, Inc. is a member of the Company’s Board of Directors. The $3,000,000 debenture is payable in full on June 28, 2008, if not sooner redeemed or converted, with annual interest at 8 percent paid monthly. It also provides for monthly principal redemption installments commencing June 27, 2004, each of such installments to be in the dollar amount of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount. The $1,150,000 debenture is payable in full on July 31, 2008, if not sooner redeemed or converted, with annual interest at 8 percent paid monthly. It also provides for monthly principal redemption installments commencing July 31, 2004, each of such installments to be in the dollar amount of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount. The loan agreement under which the convertible debenture was issued subjects the Company to a 1:1 Earnings Before Interest, Depreciation and Amortization to interest coverage ratio to be calculated quarterly on a rolling four quarter basis and a 1.3:1 current ratio to be calculated at each quarter end. The Company was not in compliance with the current ratio covenant at June 30, 2003 due to the balance sheet reclassification of the credit line with Guaranty Business Credit Corporation from long-term debt to a current liability, but received an appropriate waiver from the lender.

A convertible subordinated debenture in the amount of $250,000 dated August 26, 2002, is payable to a stockholder and member of the Board of Directors, and is due in full August 26, 2008, if not sooner redeemed or converted, with annual interest at 8 percent paid monthly. It also provides for monthly principal redemption installments commencing August 26, 2004, each of such installments to be in the dollar amount of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount. The loan agreement under which the convertible debenture was issued subjects the Company to a 1:1 Earnings Before Interest, Depreciation and Amortization to interest coverage ratio to be calculated quarterly on a rolling four quarter basis and a 1.3:1 current ratio to be calculated at each quarter end. The Company was not in compliance with the current ratio covenant at June 30, 2003 due to the balance sheet reclassification of the credit line with Guaranty Business Credit Corporation from long-term debt to a current liability, but received an appropriate waiver from the lender.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements – Continued

Long-term debt at June 30, 2003 and December 31, 2002 consists of the following:

	June 30,	December 31,
	2003	2002

Unsecured note to a stockholder, dated June 28, 2001, payable in full June 28, 2005, with interest at 9% annually.	$1,761,235	2,111,235
Unsecured obligation to a stockholder dated June 28, 2001, payable in 12 quarterly installments having commenced on September 30, 2001, without interest.	295,000	360,000
Note payable to a Swedish bank, dated June 28, 2001, payable in 20 quarterly installments having commenced September 30, 2001 of $125,840 including interest at 5.35% annually. Note collateralized by stock of Swedish holding company and consolidated subsidiary.	1,646,907	1,763,050
Convertible debentures dated June 22, 2001, payable in full June 22, 2008, with interest at 8% annually.	2,820,000 *	2,802,000 **
Convertible debentures dated July 31, 2002, payable in full June 27, 2008, with interest at 8% annually.	1,150,000	1,150,000
Convertible debenture dated August 26, 2002, payable in full August 26, 2008, with interest at 8% annually.	250,000	250,000

Total long-term debt	7,923,142	8,436,285
Less current maturities	843,240	763,360

	7,079,902	7,672,925
Long-term portion of capital lease	38,124	65,015

	$7,118,026	$7,737,940

*	Amounts are net of the value of warrants issued of $180,000.

**	Amounts are net of the value of warrants issued of $198,000.

(4)	COMPREHENSIVE INCOME

Comprehensive income for the three and six months ended June 30, 2003 and 2002 consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net income	$260,077	$662,830	$92,860	$3,272
Foreign currency translation adjustment	583,050	515,208	818,895	735,192

Total comprehensive income	$843,127	$1,178,038	$911,755	$738,464

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements – Continued

(5)	SEGMENT INFORMATION

The Company has two principal business segments, which are based upon differences in products and technology: (1) transportation communications segment, and (2) law enforcement and surveillance segment. The transportation communications segment produces products sold worldwide within the passenger information communications industry and market. The Company transacts its sales with transportation vehicle equipment customers generally in two broad categories. The first category consists of end customers including: (1) municipalities; (2) regional transportation districts; (3) federal, state, and local departments of transportation; (4) transit agencies; (5) public, private, or commercial operators of such vehicles; and (6) rental car agencies. The second category consists of Original Equipment Manufacturers (“OEM”) of those vehicles listed in the first category. The law enforcement and surveillance segment serves customers in the U.S. federal, state, and local law enforcement agencies or organizations, as well as their counterparts abroad.

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

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements – Continued

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net sales
Transportation communications	$12,207,947	$12,079,218	$22,459,330	$20,311,875
Law enforcement and surveillance	312,966	355,237	978,776	746,228

	$12,520,913	$12,434,455	$23,438,106	$21,058,103

Income (loss) from operations
Transportation communications	$1,744,452	$1,618,553	$2,695,107	$1,942,660
Law enforcement and surveillance	1,129	3,267	242,750	40,792
Parent entities	(1,107,673)	(851,838)	(2,168,653)	(1,576,582)

	$637,908	$769,982	$769,204	$406,870

Depreciation and amortization
Transportation communications	$115,637	$57,143	$211,736	$121,780
Law enforcement and surveillance	31,155	5,861	58,779	12,110
Parent entities	50,199	59,211	95,603	82,812

	$196,991	$122,215	$366,118	$216,702

Capital expenditures
Transportation communications	$305,387	$27,069	$390,223	$169,976
Law enforcement and surveillance	36,029	63,568	111,213	141,930
Parent entities	7,356	4,138	23,653	4,140

	$348,772	$94,775	$525,089	$316,046

Geographic information - net sales
NAFTA	$6,828,635	$8,711,599	$13,698,100	$14,170,983
Europe	4,803,700	2,795,659	8,318,433	5,165,616
Pacific and other	888,578	927,197	1,421,573	1,721,504

	$12,520,913	$12,434,455	$23,438,106	$21,058,103

	June 30, 2003	December 31, 2002

Identifiable assets
Transportation communications	$28,883,913	$29,440,853
Law enforcement and surveillance	2,128,354	2,144,347
Parent entities	2,234,427	1,797,986

	$33,246,694	$33,383,186

Long-lived assets
Transportation communications	$12,194,392	$10,748,888
Law enforcement and surveillance	1,308,503	1,224,509
Parent entities	249,458	366,555

	$13,752,353	$12,339,952

(6)	PREFERRED STOCK

During the second quarter of 2003, the Company began issuing shares of Series E Redeemable at the discretion of the Company, Convertible, Non-Voting Preferred Stock pursuant to private placements. The shares have a $.10 par value, 7% cumulative coupon, $3.00 per share conversion feature and a Liquidation Preference of $5,000 per share. As of June 30, 2003, the Company had issued 88 shares and raised $440,000. The Company has used the funds to pay down debt and for other general purposes.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements – Continued

(7)	LEGAL PROCEEDINGS

On or about September 17, 2002 the Company received a letter from Clever Devices, Ltd (“Clever”), a New York corporation with its principal place of business located in Syosset, New York. That letter alleged that the StealthMic product of Digital Recorders, Inc. (“the Company”), as introduced to the market in 1999, would infringe US patent number 6,522,754 (“754 patent”) entitled “Digital Vehicle Microphone System and Method,” subsequently issued to Clever by the US Patent Office on February 18, 2003. Upon investigation, and further review by Intellectual Property Counsel of the Company, the Company was unable to find any basis for this allegation of infringement and so informed Clever on several occasions. Nevertheless, Clever continues to assert its position without being willing to engage in constructive dialogue to identify the basis for its allegations or to advance an understanding of the issues. Therefore, being uncertain as to the intent of Clever, on April 3, 2003 the Company filed in the United States District Court for the Northern District of Texas, Dallas Division, an action under the Federal Declaratory Judgment Act, 28 USC2210 and 2201, and under the Patent Laws of the United States, 35 USC 271. This “declaratory judgment action” seeks a finding by the Court to the effect that the Company is not infringing the 754 patent. On May 23, 2003 Clever counter-claimed seeking injunctive relief and unspecified damages.

The Company, to the best of its ability at all times, seeks to avoid infringing intellectual property rights of others. Further, the Company will not knowingly violate the intellectual property rights of others. The Company firmly believes that the allegations of Clever are totally without merit and will proceed to defend its rights to freely conduct business while not infringing the intellectual property rights of Clever.

(8)	SUBSEQUENT EVENTS

Subsequent to June 30, 2003, the Company continued to issue shares of Series E Redeemable, Convertible, Nonvoting Preferred Stock pursuant to private placements. As of August 1, 2003, the Company had issued an additional 140 shares and raised an additional $700,000.

On August 8, 2003, the Company signed a proposal letter with a lending institution to replace its current line of credit that was to expire on August 23, 2003. Since closing on the new facility will not occur by the expiration of the current line, the Company requested and GBCC has granted an extension for 90 days to November 21, 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT ARE IN ITEM 1 OF THIS DOCUMENT.

Business - General

Directly and through contractors, we design, manufacture, sell, and service information technology and audio surveillance technology products through two major business segments. These two business segments are: (1) the transportation communications segment; and (2) the law enforcement and surveillance segment. While service is a significant aspect of our marketing strategy, it is not yet a material generator of revenue and has been approximately 1 percent to 2 percent of net sales in prior periods.

Our transportation communications segment produces products sold worldwide within the passenger information communication industry and market. We transact our sales with transportation vehicle equipment customers generally in two broad categories. The first category consists of end customers including: (1) municipalities; (2) regional transportation districts; (3) federal, state, and local departments of transportation; (4) transit agencies; (5) public, private, or commercial operators of such vehicles; and (6) rental car agencies. The second category consists of Original Equipment Manufacturers (“OEM”) of those vehicles listed in the first category. The relative percentage of sales to end customers as compared to OEM customers varies widely and frequently from period-to-period and within products and product lines comprising our mix of total revenue in any given period.

Our law enforcement and surveillance segment serves customers in the U.S. federal, state, and local law enforcement agencies or organizations, as well as their counterparts abroad. We produce a line of proprietary digital audio filter systems and tape transcribers used to improve the quality and intelligibility of both live and recorded voices. We market our law enforcement and surveillance products domestically and internationally to law enforcement entities and other customers in support of government organizations.

Sales to our customers in both segments are characterized by a lengthy sales cycle that generally extends for a period of two to 24 months. In addition, purchases by a majority of our customers are dependent upon federal, state and local funding that may vary from year-to-year and quarter-to-quarter.

We recognize product revenue upon shipment of products to customers and service revenue upon completion of the service. Because our operations are characterized by significant product development costs preceding product introduction, new product net sales and new product development costs may not be recorded in the same period, thereby producing fluctuations in operating results. Our dependence upon large contracts and orders, as well as upon a small number of relatively large customers or projects, increases the magnitude of fluctuations in operating results particularly on a period-to-period, or period-over-period, comparison basis.

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

Results of Operations

The following discussion provides an analysis of our results of operations and liquidity and capital resources. This should be read in conjunction with our unaudited consolidated financial statements and related notes thereto. The operating results of the periods presented were not significantly affected by inflation.

The following table sets forth the percentage of our revenues represented by certain items included in our Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.0	62.5	59.5	63.2

Gross profit	40.0	37.5	40.5	36.8

Operating expenses:
Selling, general and administrative	30.7	26.1	32.2	28.8
Research and development	4.2	5.2	5.0	6.1

Total operating expenses	34.9	31.3	37.2	34.9

Operating income	5.1	6.2	3.3	1.9
Other expense, foreign currency translation and interest	(1.3)	(0.4)	(1.9)	(1.4)

Income before income tax expense	3.8	5.8	1.4	0.5
Income tax expense	(1.6)	(0.3)	(0.9)	(0.4)

Income before minority interest in income of consolidated subsidiary	2.2	5.5	0.5	0.1
Minority interest in income of consolidated subsidiary	(0.1)	(0.2)	(0.2)	(0.1)

Net income	2.1%	5.3%	0.3%	0.0%

COMPARISON OF OUR RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

Net Sales and Gross Profit

Our net sales for the three months ended June 30, 2003 increased $86,458, or 0.7 percent, from $12,434,455 for the three months ended June 30, 2002 to $12,520,913 for the three months ended June 30, 2003. Our gross profit for the three months ended June 30, 2003 increased $345,804, or 7.4 percent, from $4,661,101 for the three months ended June 30, 2002 to $5,006,905 for the three months ended June 30, 2003. Following is a discussion of these changes in net sales and gross profit by segment.

Transportation Communications Segment

For the three months ended June 30, 2003, sales for our transportation communications segment increased $128,729, or 1.1 percent; from $12,079,218 for the three months ended June 30, 2002 to $12,207,947 for the three months ended June 30, 2003. The net revenue growth in this segment resulted from an increase in international sales of $1,571,234 and a decrease in domestic sales of $1,442,505. The increase in international sales is attributed to both increases in sales in the Scandinavian and German markets and foreign currency fluctuations as the U.S. dollar weakened against European currencies. Approximately $790,000 of the net increase in international sales revenues was attributed to currency fluctuations when converted to U.S. dollars. The decrease in domestic sales is primarily attributed to the shift in certain contracts to subsequent quarters. Prices on sales of products which comprise a majority of our revenue have declined due to increased competition in the three months ended June 30, 2003 as compared to the prior year. Sales growth in the transportation communications segment will continue to be dependent upon the development of new products and technology, as well as our expansion into new geographic areas. We believe our relatively high market share precludes significant sales growth from increased market share in existing served markets.

Our transportation communications segment gross profit for the three months ended June 30, 2003 increased $382,501, or 8.7 percent, from $4,394,908 for the three months ended June 30, 2002 to $4,777,409 for the three months ended June 30, 2003. As a percentage of segment sales, our gross profit was 39.1 percent for the three months ended June 30, 2003 as compared to 36.4 percent during the three months ended June 30, 2002. Of the $382,501 net increase in gross profit, $666,868 was attributed to the international operations and a decrease of $284,367 attributed to domestic operations. The average gross margins improved for the three months ended June 30, 2003 as compared to the same period a year ago due to lower material costs of products and systems sold plus an increase of higher margin product sales, primarily in international operations. We believe improvement in our gross profit percentage is dependent upon overall economic and competitive conditions in the transportation sector, introduction of new technology products, and the continued success of our on-going cost reduction programs.

Law Enforcement and Surveillance Segment

For the three months ended June 30, 2003, sales for our law enforcement and surveillance segment decreased $42,271, or 11.9 percent, from $355,237 for the three months ended June 30, 2002 to $312,966 for the three months ended June 30, 2003. The decrease is primarily attributed to various U.S. Federal Government orders that were delayed during the quarter and now are expected to ship during the balance of the year.

Our segment gross profit for the three months ended June 30, 2003 decreased $37,416 or 14.0 percent, from $266,912 for the three months ended June 30, 2002 to $229,496 for the three months ended June 30, 2003. As a percentage of segment sales, our gross profit was 73.3 percent for the three months ended June 30, 2003 as compared to 75.1 percent during the three months ended June 30, 2002. The average gross margins declined for the three months ended June 30, 2003 as compared to the same period a year ago as new products have a higher content of material costs including additional costs incurred for third party turn-key components. We believe improvement in our gross profit percentage is dependent upon overall economic and competitive conditions in the law enforcement and surveillance sector, introduction of new technology products, and the future success of our on-going cost reduction programs.

Selling, General and Administrative, Research and Development Expenses

Our selling, general and administrative expenses for the three months ended June 30, 2003 increased $595,907, or 18.4 percent, from $3,241,127 for the three months ended June 30, 2002 to $3,837,034 for the three months ended June 30, 2003. As a percentage of sales, these expenses increased 4.5 percent from 26.1 percent for the three months ended June 30, 2002 to 30.7 percent for the three months ended June 30, 2003. A significant amount of this increase was attributed to foreign currency fluctuations between the two periods in our Swedish and German operations. Approximately $286,000 of the net increase in international selling, general and administrative expenses was attributed to currency fluctuations when converted to U.S. dollars. The remaining increase of $309,907 was attributed to general increases in compensation and benefits plus higher expense for legal and audit, depreciation and amortization, public company and tax advisory services. The Sarbanes-Oxley Act of 2002 increased the public company expense and audit fees during 2002. These higher expenses are expected to continue in future periods. Management believes these expenses will decrease as a percentage of our sales in future periods. However, these expenses may increase in future periods due to: (1) expansion into other geographic areas; (2) expansion through acquisition; (3) continued weakening of the U.S. dollar when translating from foreign currencies; and (4) introduction of new products and services.

Our research and development expenses for the three months ended June 30, 2003 decreased $118,029, or 18.2 percent, from $649,992 for the three months ended June 30, 2002 to $531,963 for the three months ended June 30, 2003. This category of expenses includes internal engineering personnel and outside engineering expense for software and hardware development, sustaining product engineering and new product development. As a percentage of net sales, these expenses decreased from 5.2 percent for the three months ended June 30, 2002 to 4.2 percent for the three months ended June 30, 2003. Certain engineering personnel who were used in the development of software, and other expenses incurred that met the capitalization criteria of SFAS No. 86, “Capitalization of Software Development Costs”, were capitalized by the Company. The total amount of personnel costs and other expenses capitalized in the three months ended June 30, 2003 was $191,595 as compared to $74,078 for the three months ended June 30, 2002. In the longer term, we expect total research and development expenses to remain in the same general range (approximately 5 to 8 percent) as a percentage of sales.

Operating Income

The net change in our operating income for the three months ended June 30, 2003 was a decrease of $132,074 from operating income of $769,982 for the three months ended June 30, 2002 to operating income of $637,908 for the three months ended June 30, 2003. This decrease is primarily due to decreased sales revenues in the law enforcement and surveillance segment and increased costs in personnel and other operating expenses.

Other Expense and Income Tax Expense

Our total other expense for the three months ended June 30, 2003 was $165,468, a net increase of $112,449 as compared to $53,019 for the three months ended June 30, 2002. This increase was primarily due to a decrease in foreign currency translation gains recorded in the three months ended June 30, 2003 compared to the gains recorded in the prior year. The European currencies of Swedish krona (SEK) and EURO continued to strengthen against the U.S. dollar. The net interest expense was $279,621 for the three months ended June 30, 2003, an increase $3,681 as compared to $275,940 for the three months ended June 30, 2002. The increase in interest expense was the result of an increase in the weighted average outstanding balance of debt and an increase in foreign currency exchange rates, offset by lower interest rates as compared to the same period in 2002.

The Company is subject to income tax in domestic federal and state jurisdictions as well as the foreign countries in which it has operations. Our income tax expense of $200,173 for the quarter ended June 30, 2003 was primarily the result of domestic taxable income. Our income tax expense of $37,680 for the quarter ended June 30, 2002 was primarily the result of foreign taxable income. Our income tax expense for the quarter ended June 30, 2003 varies from the customary relationship primarily due to foreign losses in one jurisdiction for which the income tax benefits are not likely to be realized. The income tax expense for the quarter ended June 30, 2002 varies from the customary relationship primarily due to foreign losses in one jurisdiction for which the income tax benefits are not likely to be realized that were offset by a favorable $75,000 reduction in the Company’s deferred tax asset valuation reserve.

COMPARISON OF OUR RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

Net Sales and Gross Profit

Our net sales for the six months ended June 30, 2003 increased $2,380,003, or 11.3 percent, from $21,058,103 for the six months ended June 30, 2002 to $23,438,106 for the six months ended June 30, 2003. Our gross profit for the six months ended June 30, 2003 increased $1,740,182, or 22.5 percent, from $7,750,331 for the six months ended June 30, 2002 to $9,490,513 for the six months ended June 30, 2003. Following is a discussion of these changes in net sales and gross profit by segment.

Transportation Communications Segment

For the six months ended June 30, 2003, sales for our transportation communications segment increased $2,147,455 or 10.6 percent; from $20,311,875 for the six months ended June 30, 2002 to $22,459,330 for the six months ended June 30, 2003. The net revenue growth in this segment resulted from an increase in international sales of $2,607,068 and a decrease in domestic sales of $459,613. The increase in international sales is attributed to both increases in sales in the Scandinavian and German markets and foreign currency fluctuations as the U.S. dollar weakened against European currencies. Approximately $1.1 million of the net increase in international sales revenues was attributed to currency fluctuations when converted to U.S. dollars. The decrease in domestic sales is primarily attributed to the shift in certain contracts to subsequent quarters. Prices on sales of products which comprise a majority of our revenue have declined due to increased competition in the six months ended June 30, 2003 as compared to the prior year. Sales growth in the transportation communications segment will continue to be dependent upon the development of new products and technology, as well as our expansion into new geographic areas. We believe our relatively high market share precludes significant sales growth from increased market share in existing served markets.

Our transportation communications segment gross profit for the six months ended June 30, 2003 increased $1,594,896, or 22.2 percent, from $7,177,152 for the six months ended June 30, 2002 to $8,772,048 for the six months ended June 30, 2003. As a percentage of segment sales, our gross profit was 39.1 percent for the six months ended June 30, 2003 as compared to 35.3 percent during the six months ended June 30, 2002. Of the $1,594,896 net increase in gross profit, $1,253,723 was attributed to the international operations and $341,173 attributed to domestic operations. The average gross margins improved for the six months ended June 30, 2003 as compared to the same period a year ago due to lower material costs of products and systems sold plus an increase of higher margin product sales, primarily in international operations. We believe improvement in our gross profit percentage is dependent upon overall economic and competitive conditions in the transportation sector, introduction of new technology products, and the continued success of our on-going cost reduction programs.

Law Enforcement and Surveillance Segment

For the six months ended June 30, 2003, sales for our law enforcement and surveillance segment increased $232,548, or 31.1 percent, from $746,228 for the six months ended June 30, 2002 to $978,776 for the six months ended June 30, 2003. The increase is primarily attributed to higher U.S. Federal Government orders shipped in the first quarter.

Our segment gross profit for the six months ended June 30, 2003 increased $145,286 or 25.3 percent, from $573,181 for the six months ended June 30, 2002 to $718,467 for the three months ended June 30, 2003. As a percentage of segment sales, our gross profit was 73.4 percent for the six months ended June 30, 2003 as compared to 76.8 percent during the six months ended June 30, 2002. The average gross margins declined for the six months ended June 30, 2003 as compared to the same period a year ago as new products have a higher content of material costs including additional costs incurred for third party turn-key components. We believe improvement in our gross profit percentage is dependent upon overall economic and competitive conditions in the law enforcement and surveillance sector, introduction of new technology products, and the continued success of our on-going cost reduction programs.

Selling, General and Administrative, Research and Development Expenses

Our selling, general and administrative expenses for the six months ended June 30, 2003 increased $1,471,401, or 24.2 percent, from $6,067,949 for the six months ended June 30, 2002 to $7,539,350 for the six months ended June 30, 2003. As a percentage of sales, these expenses increased 3.4 percent from 28.8 percent for the six months ended June 30, 2002 to 32.2 percent for the six months ended June 30, 2003. A significant amount of this increase was attributed to foreign currency fluctuations between the two periods in our Swedish and German operations. Approximately $418,000 of the net increase in international selling, general and administrative expenses was attributed to currency fluctuations when converted to U.S. dollars. The remaining increase of $853,401 was attributed to general increases in compensation and benefits plus higher expense for legal and audit, depreciation and amortization, public company and tax advisory services. The Sarbanes-Oxley Act of 2002 increased the public company expense and audit fees during 2002. These higher expenses are expected to continue in future periods. Management believes these expenses will decrease as a percentage of our sales in future periods. However, these expenses may increase in future periods due to: (1) expansion into other geographic areas; (2) expansion through acquisition; (3) continued weakening of the U.S. dollar when translating from foreign currencies; and (4) introduction of new products and services.

Our research and development expenses for the six months ended June 30, 2003 decreased $93,553, or 7.3 percent, from $1,275,512 for the six months ended June 30, 2002 to $1,181,959 for the six months ended June 30, 2003. This category of expenses includes internal engineering personnel and outside engineering expense for software and hardware development, sustaining product engineering and new product development. As a percentage of net sales, these expenses decreased from 6.1 percent for the six months ended June 30, 2002 to 5.0 percent for the six months ended June 30, 2003. Certain engineering personnel who were used in the development of software, and certain other expenses incurred that met the capitalization criteria of SFAS No. 86, “Capitalization of Software Development Costs”, were capitalized by the Company. The total amount of personnel and other expenses capitalized in the six months ended June 30, 2003 was $266,689 as compared to $135,023 for the six months ended June 30, 2002. In the longer term, we expect total research and development expenses to remain in the same general range (approximately 5 to 8 percent) as a percentage of sales.

Operating Income

The net change in our operating income for the six months ended June 30, 2003 was an increase of $362,334 from operating income of $406,870 for the six months ended June 30, 2002 to operating income of $769,204 for the six months ended June 30, 2003. This increase is primarily due to increased sales revenues in both operating segments partially offset by increased costs in personnel and other operating expenses.

Other Expense and Income Tax Expense

Our total other expense for the six months ended June 30, 2003 was $427,148, a net increase in expense of $124,133 as compared to $303,015 for the six months ended June 30, 2002. This increase was primarily due to higher net interest expense $589,443 for 2003 as compared to $551,620 in 2002 partially offset by other income of $33,621 in 2003 as compared to other expense of $37,439 in 2002. The increase in interest expense was primarily due to an increase in the weighted average outstanding balance of debt and an increase due to foreign currency exchange rates which were partially offset by lower interest rates as compared to the same period in 2002

The Company is subject to income tax in domestic federal and state jurisdictions as well as the foreign countries in which it has operations. Our income tax expense of $199,572 for the six months ended June 30, 2003 was primarily the result of domestic taxable income. Our income tax expense of $84,299 for the six months ended June 30, 2002 was primarily the result of foreign taxable income. Our income tax expense for the six months ended June 30, 2003 varies from the customary relationship primarily due to foreign losses in one jurisdiction for which the income tax benefits are not likely to be realized. The income tax expense for the six months ended June 30, 2002 varies from the customary relationship primarily due to foreign losses in one jurisdiction for which the income tax benefits are not likely to be realized that were offset by a favorable $75,000 reduction in the Company’s deferred tax asset valuation reserve.

Our Liquidity and Capital Resources

The Company’s net working capital as of June 30, 2003 was $2,140,950 compared to $2,321,954 as of December 31, 2002. Our principal sources of liquidity from current assets included cash and cash equivalents of $138,859, trade and other receivables of $9,173,621, inventories of $9,099,652 and prepaid and other current assets of $404,977. Liquidity derived from current liabilities included short-term bank and asset based borrowings of $6,267,151, accounts payable of $7,283,141, accrued expenses of $2,043,065, and current maturities of long-term debt, deferred tax liabilities and dividends payable of $843,240, $151,062 and $88,500 respectively. The Company's asset based line was to expire August 23, 2003 but has now been extended for an additional 90 days to November 21, 2003. The Company now expects to replace its asset based line before November 21, 2003 with a long-term agreement substantially similar in terms and conditions. However, there can be no assurance that this will occur (See “Our Financing Activities in 2003” below). Substantially all of our assets are pledged as security for various elements of long- and short-term debt described below.

Our operating activities provided cash of $1,374,717 and $2,136,478 for the three and six months ended June 30, 2003 compared to $306,645 and $128,843 for the same periods in 2002. For the three months ended June 30, 2003, primary sources of cash from operations resulted from income of $260,077 and decreases in trade and other receivables and prepaids and other current assets totaling $1,120,245. Primary uses of cash for the three months ended June 30, 2003 resulted from an increase in inventories and decreases in trade accounts payable and accrued expenses totaling $404,784. The balance of cash provided by operating activities totaling $399,181 resulted from non-cash expenses for deferred taxes, depreciation, amortization, bad and minority interest. For the three months ended June 30, 2002 primary sources of cash from operations resulted from income of $662,830 and decreases inventories and prepaids and other current assets; in addition to increases in accounts payable and accrued expenses totaling $899,372. Primary uses of cash for the three months ended June 30, 2003 resulted from increases in trade and other accounts receivable totaling $1,393,887. The balance of cash provided by operating activities totaling $138,330 resulted from non-cash expenses for depreciation, amortization and minority interest. The Company’s working capital requirements will continue to increase with growth in our sales.

Our investing activities used cash of $726,083 and $987,900 for three and six months ended June 30, 2003, respectively. For the three and six months ended June 30, 2003, the primary use of cash was for expenditures relating to capitalized software and for purchases of computer, test and office equipment. We do not anticipate any significant change in expenditures for or sales of capital equipment in the near future.

Our financing activities used cash in the amount of $130,428 and $939,729 for the three and six months ended June 30, 2003, respectively. Our primary use of cash for the three and six months ended June 30, 2003 was for repayment of short- and long-term bank borrowings of $13,795,148 and $26,661,886, respectively. Primary sources of cash for the three and six months ended June 30, 2003 was from short – and long-term bank borrowings in the amounts of $13,268,970 and $25,370,657, respectively. Other sources and uses of cash from financing activities were from the issuance of preferred stock in the amount of $440,000 and the payment of preferred dividends of $44,250. Cash provided by financing activities was used to fund working capital requirements and for the purchase of fixed assets.

The Company has an asset-based lending agreement (the “Credit Agreement”) with Guaranty Business Credit Corporation. At June 30, 2003, the Credit Agreement provided up to $11.75 million in borrowing to be used for acquisitions, working capital and general corporate purposes. The interest rate on the revolving credit portion of the agreement is the published prime lending rate (4.00 percent at June 30, 2003) plus 1.75 percent. Credit extended for acquisitions bears an interest rate of prime (4.00 percent at June 30, 2003) plus 2 percent. At June 30, 2003, available collateral based on the value of eligible trade accounts receivable and inventories was $4,999,880 which, given the outstanding debt balance under this agreement of $4,644,437, resulted in additional borrowing availability of $355,443. The outstanding debt under this agreement is secured by substantially all U.S.-based assets including the assets of the Company’s subsidiaries. The agreement was to expire August 23, 2003 but has now been extended for an additional 90 days to November 21, 2003. The Company now expects to replace this credit agreement before November 21, 2003 with a long-term agreement substantially similar in terms and conditions and has signed a proposal letter with another lending institution.

As amended, the Credit Agreement includes customary covenants and conditions relating to the conduct and operation of the Company’s business. Specifically, as amended, the Credit Agreement limits the payment of dividends upon any class of stock to $177,000 annually, subjects the Company to a 1:1 Earnings Before Interest, Taxes, Depreciation and Amortization to interest coverage ratio to be calculated upon a quarterly and year to date basis and limits annual capital expenditures to $25,000 for individual transactions and $250,000 in aggregate. In addition, over advances are permitted under the agreement up to $400,000 and acquisitions require approval from the lender. The Company was in compliance with all agreement covenants, except for the capital expenditure covenant, at June 30, 2003, but received an appropriate waiver from the lender

Mobitec AB, the Company’s wholly owned Swedish subsidiary, has an agreement with its bank in Sweden from which it may currently borrow up to a maximum of 10,000,000 krona (SEK) or $1,246,000. At June 30, 2003, 9,594,836 krona (SEK), or $1,195,517 was outstanding, resulting in additional borrowing availability of 405,164 krona (SEK), or $50,843. The maximum borrowing in the amount of 10,000,000 krona (SEK) is secured by cash on deposit with the bank in the amount of 2,200,000 krona (SEK), or $274,120. The terms of this agreement require payment of an unused credit line fee equal to 0.5 percent of the unused portion and interest at 5 percent of the outstanding balance. This agreement is secured by substantially all assets of Mobitec AB. The line of credit agreement has an expiration date of December 31, 2003. Upon expiration, the Company expects to renew or replace this credit agreement with an agreement substantially similar in terms and conditions.

Mobitec AB also has an agreement with the same bank from which it may borrow up to 6,000,000 krona (SEK), or $747,600. Based upon the availability formula under this agreement, 3,428,551 krona (SEK), or $427,197 was outstanding at June 30, 2003, resulting in additional borrowing availability of 2,571,449 krona (SEK), or $320,403. The line of credit bears interest at 5.1 percent and is collateralized by accounts receivable. The agreement has an expiration date of December 31, 2003. Upon expiration, the Company expects to renew or replace this credit agreement with an agreement substantially similar in terms and conditions.

Long-term debt consists of the following notes and obligations, the proceeds of which were used to finance the Mobitec acquisition and for working capital requirements.

An unsecured note and obligation in the amount of $2,056,235 are due a shareholder. On June 26, 2003, the Company and the shareholder agreed to: (1) convert $350,000 of the note, which was issued June 28, 2001, was payable in full June 28, 2004 and had a balance of $2,111,235, to common stock and (2) extend the due date on the remaining note balance of $1,761,235 to June 28, 2005. The unsecured note has an annual interest of 9 percent paid quarterly. The obligation balance of $295,000 at June 30, 2003 is due in four remaining non-interest bearing quarterly payments.

A term loan from the Company’s Swedish bank dated June 28, 2001 having a balance of 13,200,000 krona (SEK), or $1,646,907, at June 30 is payable in 12 remaining quarterly payments of 1,100,000 krona (SEK), or $137,060, at an annual interest rate of 5.35 percent and is secured by stock of the Swedish holding company and the consolidated subsidiary.

Two convertible subordinated debentures in the amount of $3,000,000 dated June 22, 2001 and $1,150,000 dated July 31, 2002 are payable to two investment funds managed by Renaissance Capital Group, Inc. The president of Renaissance Capital Group, Inc. is a member of the Company’s Board of Directors. The $3,000,000 debenture is payable in full on June 28, 2008, if not sooner redeemed or converted, with annual interest at 8 percent paid monthly. It also provides for monthly principal redemption installments commencing June 27, 2004, each of such installments to be in the dollar amount of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount. The $1,150,000 debenture is payable in full on July 31, 2008, if not sooner redeemed or converted, with annual interest at 8 percent paid monthly. It also provides for monthly principal redemption installments commencing July 31, 2004, each of such installments to be in the dollar amount of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount. The loan agreement under which the convertible debenture was issued subjects the Company to a 1:1 Earnings Before Interest, Depreciation and Amortization to interest coverage ratio to be calculated quarterly on a rolling four quarter basis and a 1.3:1 current ratio to be calculated at each quarter end. The Company was not in compliance with the current ratio covenant at June 30, 2003 due to the balance sheet reclassification of the credit line with Guaranty Business Credit Corporation from long-term debt to a current liability, but received an appropriate waiver from the lender.

A convertible subordinated debenture in the amount of $250,000 dated August 26, 2002, is payable to a stockholder and member of the Board of Directors, and is due in full August 26, 2008, if not sooner redeemed or converted, with annual interest at 8 percent paid monthly. It also provides for monthly principal redemption installments commencing August 26, 2004, each of such installments to be in the dollar amount of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount. The loan agreement under which the convertible debenture was issued subjects the Company to a 1:1 Earnings Before Interest, Depreciation and Amortization to interest coverage ratio to be calculated quarterly on a rolling four quarter basis and a 1.3:1 current ratio to be calculated at each quarter end. The Company was not in compliance with the current ratio covenant at June 30, 2003 due to the balance sheet reclassification of the credit line with Guaranty Business Credit Corporation from long-term debt to a current liability, but received an appropriate waiver from the lender.

Our Financing Activities in 2003

(a)	At its 2003 Annual Meeting, the shareholders approved a proposal authorizing the Company to issue an undetermined number of shares of convertible Preferred Stock and warrants that would convert into an aggregate of up to 2,000,000 shares of Common Stock in connection with a potential private equity financing.

The Company is contemplating entering into transactions to raise up to $4,000,000 in new capital through the issuance of shares of a new series of preferred stock convertible into Common Stock (“New Convertible Preferred Stock”) and warrants to purchase Common Stock. The Company expects to issue New Convertible Preferred Stock, warrants, or some combination of the two to the purchasers in the potential financing. The issuance would be made in a private placement to one or more accredited investors, as defined in Rule 501 of Regulation D pursuant to the Securities Act of 1933, as amended. The terms of any such financing have not been determined.

Beginning with the second quarter of 2003, the Company began issuing shares of Series E Redeemable, Convertible, Non-Voting Preferred Stock pursuant to private placements. The shares have a $.10 par value and a Liquidation Preference of $5,000 per share. As of August 1, 2003, the Company had issued 228 shares and raised $1,140,000. The Company has used the funds to pay down debt and for other general purposes.

The Company’s management believes it to be in the Company’s best interest to reduce the level of the Company’s indebtedness, and expects to use substantially all of the net proceeds of the proposed financing to repay outstanding debt. Reducing the Company’s indebtedness should improve the Company’s balance sheet and permit the Company additional financial flexibility.

(b)	On March 6, 2003, the Company announced that at a special meeting of the Series AAA Preferred Stock shareholders, the holders of the Series AAA Preferred Stock approved an amendment to the Articles of Incorporation to remove the mandatory redemption date, which would have been in December 2003. The Company may now redeem the Series AAA Preferred Stock at its sole discretion upon providing preferred shareholders with appropriate written notice. Had the holders of the Series AAA Preferred Stock not approved the amendment, the Company would have to pay the redemption price, which is equal to the liquidation preference, in December 2003. The liquidation preference equals $5,000 per share, plus all accrued and unpaid dividends, which at December 31, 2002 was $1,858,500.

(c)	On June 26, 2003, the Company and the stockholder holding a note issued June 28, 2001 and payable in full June 28, 2004 in the amount of $2,111,235 agreed to convert $350,000 of the note to common stock and extend the due date on the remaining balance of $1,761,235 to June 28, 2005.

(d)	On August 8, 2003, the Company signed a proposal letter with a lending institution to replace its current line of credit that expires on August 23, 2003. Since the closing on the new facility may not occur by the expiration of the current line, the Company requested and GBCC has granted an extension of the existing line for 90 days. Based upon progress to date and our experience in these matters, we continue to believe new and/or extended lines of credit will be secured on a timely basis and on terms no less favorable than at present. However, there can be no assurance that the Company will be successful in extending its current facility granted beyond the initial extension for 90 days or in securing a replacement facility.

Impact of Inflation

We believe that inflation has not had a material impact upon our results of operations for each of our periods in the three and six months ended June 30, 2003 and 2002. However, there can be no assurance that future inflation would not have an adverse impact upon our future operating results and financial condition.

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

Federal Funding

Federal funding in the USA is an important part of the overall funding of purchase and operation of transit equipment for most of our USA customers. This funding is provided in the Transportation Equity Act for the 21st Century (“TEA 21” ) under the US Department of Transportation. TEA 21 expires this year. Reauthorization legislation is underway but passage may or may not occur this federal fiscal year; further, it is not presently possible to forecast the likely outcome of this legislation although it is the position and belief of the industry trade association (American Public Transportation Association or “APTA”; see http://www.apta.com) that not only will reauthorization occur, but further that an increase in funding is likely. Interim funding is presently being advanced through the federal government with the House of Representatives having recently acted to authorize funding for the coming federal fiscal year at $7.23 billion or $52 million above the FY2003 level. Necessary action in the Senate, in parallel with this House action, is anticipated to occur in coming weeks. While there can be no absolute assurance that any of this legislative action will materialize to continue federal funding of purchase and operation of transit equipment for most of our USA customers, we believe that the necessary legislative action will occur, on a timely basis, in all respects, as has generally been the case in various forms for more than the past ten years. We also believe, consistent with APTA, that ultimately an increase in this funding is likely.

Additional factors include, but are not limited to, those listed below:

•	General Economic Conditions

•	Dependence on Suppliers

•	International Activities

•	Fluctuations in Operating Results

•	Governmental Legislation

•	Technological Changes and Product Transitions

•	Product Development Activities

•	Financing

For a more detailed discussion of these additional factors, please see “Factors Affecting Our Business and Prospects” in Item 7 of our Annual Report on Form 10-K/A for the year ended December 31, 2002.

FORWARD-LOOKING STATEMENTS

The statements contained in this Report on Form 10-Q herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, beliefs, goals, objectives, intentions or strategies regarding the future. Forward-looking statements include statements utilizing words such as “anticipate”, “expect” or “project” relating to our beliefs with respect to future events and includes statements regarding: (1) our expectations that the percentage of buses with automatic voice systems will increase over the next few years, our belief that future acquisitions, new relationships and pilot projects may enable us to accelerate growth, our expectation that we will be able to integrate certain licensed technologies into our products, our commitment to continued enhancement of all of our products, our expectation that certain products will continue to be enhanced and that such enhancements should increase our ability to integrate those products with other technologies, and our belief that a convergence of core technologies, combined with other factors, will justify high levels of research and development costs; and (2) our belief that continued sales growth depends upon expansion of new products, technology and geographic territories, our expectations that the term portion of our Credit Facility will be replaced, our belief that investing expenditures will not change significantly in 2003 and our belief that a combination of borrowing under our Credit Facility and new equity will provide necessary liquidity and capital to satisfy our needs. It is important to note our actual results could differ materially from those contemplated in our forward-looking statements as a result of various factors, including those described in Item 2, Management’s Discussion and Analysis under the caption “Factors Affecting Our Business and Prospects”. Among other factors, our results will be affected, perhaps materially, by general economic conditions, the availability of national government assistance to local transportation authorities, the adoption and implementation of regulations concerning public transportation services, the plans and prospects of competitors, currency fluctuations and our ability to attract and retain personnel.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposure at June 30, 2003 is consistent with, and not greater than; the types of market risk and amount of exposures presented in our Annual Report on Form 10-K/A for the year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about September 17, 2002 the Company received a letter from Clever Devices, Ltd (“Clever”), a New York corporation with its principal place of business located in Syosset, New York. That letter alleged that the StealthMic product of Digital Recorders, Inc. (“the Company” or “we”), as introduced to the market in 1999, would infringe US patent number 6,522,754 (“754 patent”) entitled “Digital Vehicle Microphone System and Method,” subsequently issued to Clever by the US Patent Office on February 18, 2003. Upon investigation, and further review by Intellectual Property Counsel of the Company, we were unable to find any basis for this allegation of infringement and we so informed Clever on several occasions. Nevertheless, Clever continues to assert its position without being willing to engage in constructive dialogue to identify the basis for its allegations or to advance an understanding of the issues. Therefore, being uncertain as to the intent of Clever, on April 3, 2003 we filed in the United States District Court for the Northern District of Texas, Dallas Division, an action under the Federal Declaratory Judgment Act, 28 USC2210 and 2201, and under the Patent Laws of the United States, 35 USC 271. This “declaratory judgment action” seeks a finding by the Court to the effect that the Company is not infringing the 754 patent. On May 23, 2003 Clever counter-claimed seeking injunctive relief and unspecified damages.

The Company, to the best of its ability at all times, seeks to avoid infringing intellectual property rights of others. Further, we will not knowingly violate the intellectual property rights of others. We firmly believe that the allegations of Clever are totally without merit and will proceed to defend our rights to freely conduct business while not infringing the intellectual property rights of Clever.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Beginning with the second quarter of 2003, the Company began issuing shares of Series E Redeemable, Convertible, Non-Voting Preferred Stock pursuant to private placements. The shares have a $5,000 par value and a Liquidation Preference of $5,000 per share. As of August 1, 2003, the Company had issued 228 shares and raised $1,140,000. The Company has used the funds to pay down debt and for other general purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held April 30, 2003 at which matters were voted on as follows:

1.	To elect three class two directors to serve until the Annual Meeting in the year 2006:

	For	Withheld

A. C. James Meese Jr.	3,224,411	36,877
B. John K. Pirotte	3,255,873	5,415
C. David L. Turney	3,254,411	6,877

2.	To amend the Article of Incorporation to increase the number of authorized shares of common stock from 10,000,000 shares to 25,000,000 shares and the authorized preferred stock from 1,000,000 shares to 5,000,000 shares:

For	Against	Abstain	Not Voted

1,904,731	122,640	28,048	1,205,869

3.	To authorize the Company to issue an undetermined number of shares of a new series of preferred stock and warrants that could convert into an aggregate of up to 2,000,000 shares of common stock in connection with a potential equity financing:

For	Against	Abstain	Not Voted

1,852,535	128,436	14,448	1,205,869

4.	To ratify conversion rights granted in connection with the issuance of convertible subordinated debentures:

For	Against	Abstain	Not Voted

3,192,706	49,756	18,826	—

5.	To approve the 2003 stock option plan and the 175,000 shares of common stock reserved thereunder:

For	Against	Abstain	Not Voted

3,166,988	68,012	26,288	—

6.	To ratify the selection of independent auditors for the year 2003:

For	Against	Abstain	Not Voted

3,247,877	12,411	1,000	—

7.	To transact such other business as may be properly brought before the meeting and any adjournment or postponement thereof:

For	Against	Abstain	Not Voted

2,676,193	42,973	542,122	—

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated herein by this reference:

Exhibit No.	Document

3.1	Articles of Incorporation of the Company (1)

3.2	Articles of Amendment to the articles of Incorporation of the Company (filed herewith)

3.32	Bylaws of the Company, as amended through December 31, 2001 (3)

4.1	Form of specimen certificate for Common Stock of the Company (1)

4.2	Form of specimen certificate for Warrants of the Company (1)

4.3	Form of Underwriter’s warrants to be issued by the Company to the Underwriter (1)

4.4	Warrant Agreement between the Company and Continental Stock Transfer & Trust Company (1)

10.1	Incentive Stock Option Plan, adopted April 27, 1993 as amended (1)

10.2	Common Stock Warrant Agreement by and between Robinson Turney International, Inc. and the Company (2)

10.3	Form of Bodin Warrant Agreement between the Company and Bengt Bodin (3)

10.4	Form of Registration Rights Agreement between the Company and Bengt Bodin et al. (3)

10.5	Form of Promissory Note from DRI Europa AB (3)

10.6	Form of Consulting Agreement between the Company and Bengt Bodin (3)

10.7	Services Agreement, dated April 19, 1996, by and between the Company and Robinson Turney International, Inc. (2)

10.8	Amendment to April 19, 1996, Services Agreement, dated July 29, 1996, by and between the Company and Robinson Turney International, Inc. (2)

10.9	Exclusive Distribution and Sublicense Agreement, dated June 1, 1996, by and between Robinson Turney International, Inc. and TwinVision Corp. of North America, Inc. (2)

10.10	Form of Amendment & Supplement to Exclusive Distribution and Sublicense Agreement dated June 1, 1996, by and between Robison Turney International, Inc. and TwinVision Corp. of North America, Inc. (2)

10.11	Form of Amendment to 01 June 1996 Exclusive Distribution and Sublicense Agreement, dated June 1, 1996, by and between Robinson Turney International, Inc and TwinVision Corp. of North America, Inc. (2)

10.12	Employment Agreement, dated April 20, 1998, between the Company and David Turney (3)

10.13	Executive Employment Agreement dated January 1, 1999 between the Company and Larry Hagemann (3)

10.14	Executive Employment Agreement dated January 1, 1999 between the Company and Larry Taylor (3)

10.15	Form of Office Lease,between the Company and Sterling Plaza Limited Partnership (4)

10.16	Lease Agreement, between the Company and The Prudential Savings Bank, F.S.B., dated December 18, 1998(4)

Exhibit No.	Document

10.17	Technology License Agreement, between the Company and The University of Washington (4)

10.18	Dominick & Dominick, LLC Warrant Agreement dated September 21, 2000 (4)

10.19	Secured Revolving Credit Agreement and Credit Facility between the Company, TwinVision, Digital Audio and Fremont Financial Corporation, dated August 23, 1999 (5)

10.20	Extended Employment Agreement, dated December 17, 2001, between the Company and David Turney (6)

10.21	Convertible Loan Agreement dated as of June 22, 2001, by and among Digital Recorders, Inc., Renaissance US Growth & Income Trust PLC and BFSUS Special Opportunities Trust PLC, and the Renaissance Capital Group, Inc., as agents for the Lenders. (7)

10.22	Form of First Amendment to Convertible Loan Agreement dated as of June 22, 2001, by and among Digital Recorders, Inc., Renaissance US Growth & Income Trust PLC and BFSUS Special Opportunities Trust PLC, and Renaissance Capital Group, Inc., as agent for the Lenders. (7)

10.23	Form of Digital Recorders, Inc., 8% Convertible Debenture dates July 31, 2002, issued to Frost National Bank, Custodian FBO Renaissance US Growth & Income Trust PLC, Trust No. W00740100. (7)

10.24	Form of Acknowledgment, Agreement and Reaffirmation of Guarantors dated as of June 27, 2001, by TwinVision of North America, Inc. and Digital Audio Corporation in favor of Renaissance US Growth & Income Trust PLC and BFSUS Special Opportunities Trust PLC. (7)

10.25	Form of Share Purchase Agreement by and between Lite Vision Corporation and Digital Recorders, Inc. (7)

10.26	Form of Loan Agreement dated as of August 26, 2002, by and among Digital Recorders, Inc. and John D. Higgins. (8)

10.27	Form of Digital Recorders, Inc., Convertible Debenture dated August 26, 2002, issued to John D. Higgins. (8)

10.28	Form of Security Agreement dated as of August 26, 2002, among Digital Recorders, Inc. and John D. Higgins. (8)

10.29	Form of Pledge Agreement dated as of August 26, 2002, between Digital Recorders, Inc. and John D. Higgins. (8)

10.30	Form of Subsidiary Guarantee dated as of August 26, 2002, by Subsidiaries of Digital Recorders, Inc. in favor of John D. Higgins.(8)

10.31	Form of Subsidiary Security Agreement dated as of August 26, 2002, among TwinVision of North America, Inc., Digital Audio Corporation, and John D. Higgins. (8)

31.1	Section 302 Certification of David L. Turney (filed herewith)

31.2	Section 302 Certification of Lawrence A. Taylor (filed herewith)

32.1	Section 906 Certification of David L. Turney (filed herewith)

32.2	Section 906 Certification of Lawrence A. Taylor (filed herewith)

Legend

(1)	Incorporated by reference from Exhibit to our Registration on Form SB-2 (SEC File No. 33-82870-A)

(2)	Incorporated by reference from our Form 10-KSB dated March 31, 1997.

(3)	Incorporated by reference from our Proxy Statement for its annual meeting for fiscal 2000, filed on June 6, 2001.

(4)	Incorporated by reference from the Company’s Form 10-KSB/A filed on June 6, 2001.

(5)	Incorporated by reference to the Company’s Form 8-K, filed on September 8, 1999

(6)	Incorporated by reference from the Company’s Form 10-KSB filed on March 27, 2002.

(7)	Incorporated by reference to the Company’s Form 8-K filed on August 8, 2002

(8)	Incorporated by reference to the Company’s Form 8-K filed on August 30, 2002

(b)	Reports on Form 8-K

          None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL RECORDERS, INC.

Signature:	/S/ DAVID L. TURNEY

By:	David L. Turney
Title:	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)
Date:	August 14, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:	/S/ DAVID L. TURNEY

By:	David L. Turney
Title:	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)
Date:	August 14, 2003

Signature:	/S/ LAWRENCE A. TAYLOR

By:	Lawrence A. Taylor
Title:	Chief Financial Officer, Secretary, and Principal Financial and Accounting Officer
Date:	August 14, 2003

Signature:	/S/ RUSSELL CLEVELAND

By:	Russell Cleveland
Title:	Director
Date:	August 14, 2003

Signature:	/S/ JOHN D. HIGGINS

By:	John D. Higgins
Title:	Director
Date:	August 14, 2003

Signature:	/S/ C. JAMES MEESE JR.

By:	C. James Meese Jr.
Title:	Director
Date:	August 14, 2003

Signature:	/S/ J. PHILLIPS L. JOHNSTON

By:	J. Phillips L. Johnston
Title:	Director
Date:	August 14, 2003

Signature:	/S/ STEPHANIE L. PINSON

By:	Stephanie L. Pinson
Title:	Director
Date:	August 14, 2003

Signature:	/S/ JOHN K. PIROTTE

By:	John K. Pirotte
Title:	Director
Date:	August 14, 2003

Signature:	/S/ JOSEPH TANG

By:	Joseph Tang
Title:	Director
Date:	August 14, 2003

Signature:	/S/ JULIANN TENNEY

By:	Juliann Tenney
Title:	Director
Date:	August 14, 2003