Form 10-Q
period 2003-09-30
DIGITAL RECORDERS INC
filed 2003-11-12
CIK 853695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2003

Commission File Number 1-13408

DIGITAL RECORDERS, INC.
(Exact name of Registrant as specified in its Charter)

North Carolina	56-1362926

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

5949 Sherry Lane, Suite 1050
Dallas, Texas 75225
(Address of principal executive offices, Zip Code)

Registrant’s telephone number, including area code: (214) 378-8992

Common Stock, $.10 Par Value (Title of Each Class)	The NASDAQ SmallCap MarketSM Boston Stock Exchange, Inc. (Name of Each Exchange on Which Registered)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes (x) No (  )

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes (  ) No (x)

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of November 12, 2003:

Common Stock, Par Value $.10 per share	3,944,475

(Class of Common Stock)	Number of Shares

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Unaudited)	(Note)

ASSETS
Current Assets
Cash and cash equivalents	$447,940	$504,758
Trade accounts receivable, less allowance for doubtful accounts of $96,529 at September 30, 2003 and $146,066 at December 31, 2002	7,354,100	10,137,955
Other receivables	335,132	251,454
Inventories (Note 2)	9,439,145	8,830,522
Prepaids and other current assets	376,108	452,882

Total current assets	17,952,425	20,177,571

Property and equipment, less accumulated depreciation of $2,000,639 at September 30, 2003 and $1,459,953 at December 31, 2002	2,257,689	1,572,259
Goodwill, less accumulated amortization of $1,125,885 at September 30, 2003 and $1,066,643 at December 31, 2002	10,082,547	8,960,396
Intangible assets, less accumulated amortization of $519,781 at September 30, 2003 and $362,922 at December 31, 2002	1,481,972	1,392,533
Deferred tax assets	518,078	865,663
Other assets	715,062	414,764

TOTAL ASSETS	$33,007,773	$33,383,186

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Lines of credit (Note 3)	$1,431,139	$7,503,791
Current maturities of long-term debt (Note 3)	1,010,550	763,360
Accounts payable	6,432,190	7,198,962
Accrued expenses	1,977,350	2,162,309
Deferred tax liabilities	157,730	138,695
Preferred stock dividends payable	109,364	88,500

Total current liabilities	11,118,323	17,855,617

Long-term debt and other obligations, less current maturities (Notes 1 & 3)	11,039,912	7,737,940

Series AAA Mandatory Redeemable, Convertible, Nonvoting Preferred Stock, $.10 par value, Liquidation Preference of $5,000 per share; 20,000 shares authorized; 354 shares issued and outstanding at December 31, 2002 (Note 1)	—	1,770,000

Minority interest in consolidated subsidiary	356,712	267,566

Commitments and contingencies (Notes 3 and 7)
Stockholders’ Equity
Series E Redeemable, Nonvoting, Convertible Preferred Stock, $.10 par value, Liquidation Preference of $5,000 per share; 500 shares authorized; 323 and zero shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively (Note 6)	1,372,277	—
Series AAA Redeemable, Nonvoting Preferred Stock, $.10 par value, Liquidation Preference of $5,000 per share; 20,000 shares authorized; 354 shares issued and outstanding at September 30, 2003; redeemable at the discretion of the Company (Note 1)	1,770,000	—
Common stock, $.10 par value, 25,000,000 and 10,000,000 shares authorized; 3,944,475 and 3,804,475 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	394,447	380,447
Additional paid-in capital	12,532,105	12,349,726
Accumulated other comprehensive income — foreign currency translation	1,560,947	421,175
Accumulated deficit	(7,136,950)	(7,399,285)

Total stockholders’ equity	10,492,826	5,752,063

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,007,773	$33,383,186

Note: The consolidated balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.

See accompanying notes to unaudited consolidated financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002
		(As Restated		(As Restated
		Note 1)		Note 1)

Net sales	$10,612,407	$11,044,009	$34,050,514	$32,102,112
Cost of sales	6,262,212	7,295,111	20,209,804	20,602,883

Gross profit	4,350,195	3,748,898	13,840,710	11,499,229

Operating expenses:
Selling, general and administrative	3,591,308	3,150,542	11,130,658	9,093,949
Research and development	241,106	516,015	1,423,066	1,916,070

Total operating expenses	3,832,414	3,666,557	12,553,724	11,010,019

Operating income	517,781	82,341	1,286,986	489,210

Other income (expense)	25,355	(22,516)	58,976	(59,954)
Foreign currency translation gain (loss)	82,137	(36,709)	210,810	249,335
Interest expense, net	(243,556)	(289,854)	(832,998)	(841,474)

Total other expense and interest expense	(136,064)	(349,079)	(563,212)	(652,093)

Income (loss) before income tax expense	381,717	(266,738)	723,774	(162,882)
Income tax benefit (expense)	(172,721)	29,811	(372,293)	(54,489)

Income (loss) before minority interest in income of consolidated subsidiary	208,996	(236,927)	351,481	(217,371)
Minority interest in income of consolidated subsidiary	(39,522)	(37,876)	(89,146)	(54,160)

Net income (loss)	169,474	(274,803)	262,335	(271,531)
Preferred stock dividends	(65,114)	(44,250)	(153,614)	(132,750)

Net income (loss) applicable to common shareholders	$104,360	$(319,053)	$108,721	$(404,281)

Earnings per share:
Net income (loss) per share:
Basic	$0.03	$(0.08)	$0.03	$(0.11)

Diluted	$0.02	$(0.08)	$0.03	$(0.11)

Weighted average number of common shares and common equivalent shares outstanding:
Basic	3,944,475	3,769,692	3,854,219	3,726,453

Diluted	6,320,130	3,769,692	3,992,626	3,726,453

See accompanying notes to unaudited consolidated financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002
		(As Restated		(As Restated
		Note 1)		Note 1)

Cash flows from operating activities:
Net income (loss)	$169,474	$(274,803)	$262,335	$(271,531)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes, net	160,000	13,327	350,000	13,327
Depreciation of property and equipment	141,525	94,823	431,529	244,720
Amortization of intangible assets	34,897	26,298	111,011	93,103
Other non-cash credits	(87,224)	—	(274,681)	—
Minority interest	39,522	8,970	89,146	25,254
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	1,609,729	919,396	3,081,042	(350,057)
(Increase) decrease in other receivables	(41,990)	(186,160)	107,705	(199,342)
(Increase) decrease in inventories	(260,175)	(183,622)	(225,495)	633,422
(Increase) decrease in prepaids and other current assets	31,590	(254,008)	94,635	(407,018)
(Decrease) in accounts payable	(840,288)	(770,185)	(873,816)	(371,581)
(Decrease) in accrued expenses	(87,228)	(187,160)	(334,559)	(74,578)

Net cash provided by (used in) operating activities	869,832	(793,124)	2,818,852	(664,281)

Cash flows from investing activities:
Purchases of property and equipment	(463,550)	(107,531)	(988,639)	(549,673)
Other	(97,441)	15,874	(461,563)	(538)

Net cash used in investing activities	(560,991)	(91,657)	(1,450,202)	(550,211)

Cash flows from financing activities:
Proceeds from bank borrowings and lines of credit	10,472,011	13,908,965	35,842,667	24,604,605
Principal payments on bank borrowings and lines of credit	(11,335,447)	(12,805,921)	(37,997,324)	(22,517,990)
Proceeds from issuance of Series E preferred stock	1,100,000	—	1,540,000	—
Payments related to issuance of Series E preferred stock	(133,355)	—	(242,723)	—
Payment of dividends on preferred stock	(44,250)	(44,250)	(132,750)	(132,750)

Net cash provided by (used in) financing activities	58,959	1,058,794	(990,130)	1,953,865

Effect of exchange rate changes on cash and cash equivalents	(58,718)	(16,202)	(435,339)	(831,117)

Net increase (decrease) in cash and cash equivalents	309,082	157,811	(56,819)	(91,744)
Cash and cash equivalents at beginning of period	138,858	261,164	504,759	510,719

Cash and cash equivalents at end of period	$447,940	$418,975	$447,940	$418,975

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$312,290	$303,929	$834,422	$780,650

Cash paid during the period for income taxes	$—	$6,815	$43,374	$40,886

Supplemental disclosure of non-cash investing and financing activities:
Exchange of preferred stock for reduction in trade payables	$75,000	$—	$75,000	$—

Issuance of common stock for reduction in trade payables	$—	$300,000	$—	$300,000

Exchange of common stock for reduction in long-term debt	$—	$—	$350,000	$—

See accompanying notes to unaudited consolidated financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

(1)	BASIS OF PRESENTATION AND DISCLOSURE

The unaudited interim consolidated financial statements and related notes of Digital Recorders, Inc. and Subsidiaries (the “Company” or “DRI”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) and information considered necessary to present fairly the results for the interim periods presented.

The accompanying consolidated financial statements and related notes should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K/A for the year ended December 31, 2002. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full calendar year. As previously discussed in Note 20 to the Consolidated Financial Statements in the Annual Report on Form 10-K/A for the year ended December 31, 2002, the results of operations and cash flows for the three and nine months ended September 30, 2002 have been restated from the previously reported amounts.

On March 6, 2003, the Series AAA Preferred Stock shareholders approved an amendment to the Articles of Incorporation to remove the December 31, 2003 mandatory redemption date. As a result, the Series AAA Preferred Stock has been reclassified as equity in the accompanying consolidated balance sheet at September 30, 2003.

The Company’s asset-based line of credit with Guaranty Business Credit Corporation (“GBCC”) was reclassified from a short- to long-term obligation at September 30, 2003 due to securing a long-term asset-based facility with LaSalle Business Credit, LLC on November 6, 2003, prior to issuance of the financial statements. The new line of credit has a due date of November 15, 2006. (See “Note 3 — New Credit Facility,” “Note 8 — Subsequent Events,” and “Financing Activities in 2003.”)

(2)	INVENTORIES

Inventories consist of the following:

	September 30,	December 31,
	2003	2002

Raw materials and system components	$8,036,213	$7,237,385
Work in process	101,049	148,105
Finished goods	1,301,883	1,445,032

	$9,439,145	$8,830,522

(3)	LINES OF CREDIT AND LONG-TERM DEBT

(a) Lines of Credit

Mobitec AB, the Company’s wholly owned Swedish subsidiary, has an agreement with its bank in Sweden from which it may currently borrow up to a maximum of 10,000,000 krona (SEK) or $1,301,000. At September 30, 2003, 9,741,376 krona (SEK), or $1,267,354 was outstanding, resulting in additional borrowing availability of 258,624 krona (SEK), or $33,646. The maximum borrowing in the amount of 10,000,000 krona (SEK) is secured by cash on deposit with the bank in the amount of 2,200,000 krona (SEK), or $286,220. The terms of this agreement require payment of an unused credit line fee equal to 0.5 percent of the unused portion and interest at 5 percent of the outstanding balance. This agreement is secured by substantially all assets of Mobitec AB. The line of credit agreement has an expiration date of December 31, 2003. On or before expiration, the Company expects to renew this credit agreement with an agreement substantially similar in terms and conditions.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements — Continued

Mobitec AB also has an agreement with the same bank from which it may borrow up to 6,000,000 krona (SEK), or $780,600. Based upon the availability formula under this agreement, 1,258,918 krona (SEK), or $163,785 was outstanding at September 30, 2003, resulting in additional borrowing availability of 4,741,082 krona (SEK), or $616,815. The line of credit bears interest at 5.1 percent and is collateralized by accounts receivable. The agreement has an expiration date of December 31, 2003. On or before expiration, the Company expects to renew this credit agreement with an agreement substantially similar in terms and conditions.

Lines of credit at September 30, 2003 and December 31, 2002 consist of the following:

	September 30,	December 31,
	2003	2002

Credit line with Guaranty Business Credit Corporation, dated August 23, 1999, payable in full August 23, 2003, extended through November 21, 2003, secured by accounts receivable, inventory and all assets of the U.S. based domestic entities of the Company.	$- *	$6,489,729
Line of credit with Swedish bank due December 31, 2003, secured by assets of the Swedish subsidiary, Mobitec AB, and a cash deposit, with interest at 5% annually.	1,267,354	862,110
Line of credit with Swedish bank due December 31, 2003 secured by accounts receivable of the Swedish subsidiary, Mobitec AB, with interest at 5.1% annually.	163,785	151,952

Total lines of credit	$1,431,139	$7,503,791

*	Reclassified as a long-term obligation due to the expiration date of the Company’s new credit facility executed on November 6, 2003 being more than one year from the balance sheet date.

(b) Long-Term Debt

Long-term debt consists of the following line of credit, notes and obligations, the proceeds of which were used to finance the Mobitec acquisition and for working capital requirements.

New Credit Facility

On November 6, 2003, the Company replaced its asset-based lending agreement formerly with Guaranty Business Credit Corporation (“GBCC”) with a three year agreement (the “Credit Agreement”) with LaSalle Business Credit LLC (“LBC”). At November 6, 2003, the Credit Agreement provided up to $10.0 million in borrowing to be used for acquisitions, working capital and general corporate purposes. The borrowing is inclusive of $2.0 million for Letters of Credit and $0.5 million for term loans. The interest rate on loans under this agreement is the published prime lending rate (4.00 percent at November 6, 2003) plus 1 percent. There is a fee equal to 2.5 percent on the aggregate undrawn face amount of all Letters of Credit outstanding. At November 6, 2003, available collateral based on the value of eligible trade accounts receivable and inventories was $5,202,859 which, given the outstanding debt balance under this agreement of $3,684,070, resulted in additional borrowing availability of $1,518,789. The outstanding debt under this agreement is secured by substantially all U.S.-based assets of the Company.

The Credit Agreement includes customary covenants and conditions relating to the conduct and operation of the Company’s business. Specifically, the Credit Agreement subjects the Company to an escalating fixed charge coverage ratio from 1.0 to 1.5 and an escalating tangible net worth value (as defined) from $2.5 million to $3.9 million over the term of the agreement calculated on a quarterly and rolling 12 month basis; and limits annual capital expenditures to $1.5 million.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements — Continued

Prior Credit Facility

The Company had an asset-based lending agreement (the “Prior Credit Agreement”) with Guaranty Business Credit Corporation (“GBCC”). At September 30, 2003, the Prior Credit Agreement provided up to $11.75 million in borrowing to be used for acquisitions, working capital and general corporate purposes. The working capital (accounts receivable and inventory) borrowing portion of the agreement was limited at September 30, 2003 to a combined maximum limit of $6.75 million. The interest rate on the revolving credit portion of the agreement was the published prime lending rate (4.00 percent at September 30, 2003) plus 1.75 percent. Credit extended for acquisitions bore an interest rate of prime (4.00 percent at September 30, 2003) plus 2 percent. At September 30, 2003, available collateral based on the value of eligible trade accounts receivable and inventories was $5,124,527 which, given the outstanding debt balance under this agreement of $4,031,007, resulted in additional borrowing availability of $1,093,520. The outstanding debt under this agreement was secured by substantially all U.S.-based assets including the assets of the Company’s subsidiaries. The Prior Credit Agreement was to expire August 23, 2003 but was extended for an additional 90 days to November 21, 2003 to allow additional time to secure new financing. The Company replaced this asset based line on November 6, 2003 with a long-term agreement substantially similar in terms and conditions. (See Note 3 — New Credit Facility, Note 8— Subsequent Events and “Financing Activities in 2003” in Item 2 below).

As amended, the Prior Credit Agreement with GBCC included customary covenants and conditions relating to the conduct and operation of the Company’s business. Specifically, as amended, the Prior Credit Agreement limited the payment of dividends upon any class of stock to $177,000 annually, subjected the Company to a 1:1 Earnings Before Interest, Taxes, Depreciation and Amortization to interest coverage ratio to be calculated upon a quarterly and year-to-date basis and limited annual capital expenditures to $25,000 for individual transactions and $250,000 in aggregate. In addition, over advances were permitted under the agreement up to $400,000 and acquisitions required approval from the lender. At September 30, 2003, the Company was in compliance with all agreement covenants except for the capital expenditure covenant. Due to the close proximity of the loan expiration date and pending new financing, GBCC did not require the Company to secure a waiver for this covenant violation.

Other Long-Term Debt

An unsecured note in the amount of $1,765,235 and obligation in the amount of $295,000 are due a shareholder. On June 26, 2003, the Company and the shareholder agreed to: (1) convert $350,000 of the original note, which was issued June 28, 2001, was payable in full June 28, 2004 and had a balance of $2,111,235, to common stock and (2) extend the due date on the remaining note balance of $1,761,235 to June 28, 2005. The note, as amended, requires three incrementally increasing quarterly payments beginning July 1, 2004 in the amounts of $50,000, $75,000 and $100,000 with the remaining balance in the amount of $1,536,235 due June 28, 2005. The unsecured note has an annual interest rate of nine (9%) percent paid annually increasing to ten (10%) percent beginning July 1, 2004. The obligation balance of $295,000 at September 30, 2003 is non interest bearing and is due in full June 30, 2004.

A term loan from a Swedish bank dated June 28, 2001 having a balance of 13,200,000 krona (SEK), or $1,718,398, at September 30, 2003 is payable in 12 remaining quarterly payments of 1,100,000 krona (SEK), or $143,110, at an annual interest rate of 5.35 percent and is secured by stock of the Company’s Swedish holding company, DRI Europa AB, and its consolidated subsidiary, Mobitec AB.

Two convertible subordinated debentures in the amount of $3,000,000 dated June 22, 2001 and $1,150,000 dated July 31, 2002, collectively the “Renaissance Notes”, are payable to two investment funds managed by Renaissance Capital Group, Inc. The president of Renaissance Capital Group, Inc. is a member of the Company’s Board of Directors. The $3,000,000 debenture is payable in full on June 28, 2008, if not sooner redeemed or converted, with annual interest at 8 percent paid monthly. It also provides for monthly principal redemption installments commencing June 27, 2004, each of such installments to be in the dollar amount of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount. The $1,150,000 debenture is payable in full on July 31, 2008, if not sooner redeemed or converted, with annual interest at 8 percent paid monthly. It also provides for monthly principal redemption installments commencing July 31, 2004, each of such installments to be in the dollar amount of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount. The loan agreement under which the convertible debenture was issued subjects the Company to a 1:1 Earnings Before Interest, Depreciation and Amortization to interest coverage ratio to be

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements — Continued

calculated quarterly on a rolling four quarter basis and a 1.3:1 current ratio to be calculated at each quarter end. The Company was in compliance with all agreement covenants at September 30, 2003.

A convertible subordinated debenture in the amount of $250,000 dated August 26, 2002, is payable to a stockholder and member of the Board of Directors, and is due in full August 26, 2008, if not sooner redeemed or converted, with annual interest at 8 percent paid monthly. It also provides for monthly principal redemption installments commencing August 26, 2004, each of such installments to be in the dollar amount of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount. The loan agreement under which the convertible debenture was issued subjects the Company to a 1:1 Earnings Before Interest, Depreciation and Amortization to interest coverage ratio to be calculated quarterly on a rolling four quarter basis and a 1.3:1 current ratio to be calculated at each quarter end. The Company was in compliance with all agreement covenants at September 30, 2003.

Long-term debt at September 30, 2003 and December 31, 2002 consists of the following:

	September 30,		December 31,
	2003		2002

Credit line with Guaranty Business Credit Corporation, dated August 23, 1999, payable in full August 23, 2003, extended through November 21, 2003, secured by accounts receivable, inventory and all assets of the U.S. based domestic entities of the Company	$4,031,007	*	$—
Unsecured note to a stockholder, dated June 28, 2001, payable in full June 28, 2005, with interest at 9% annually	1,761,235		2,111,235
Unsecured obligation to a stockholder dated June 28, 2001, payable in 12 quarterly installments having commenced on September 30, 2001, without interest	295,000		360,000
Note payable to a Swedish bank, dated June 28, 2001, payable in 20 quarterly installments having commenced September 30, 2001 of $143,110 including interest at 5.35% annually. Note collateralized by stock of Company’s Swedish holding company and its consolidated subsidiary	1,718,398		1,763,050
Convertible debentures dated June 22, 2001, payable in full June 22, 2008, with interest at 8% annually	2,829,000	**	2,802,000 ***
Convertible debentures dated July 31, 2002, payable in full July 31, 2008, with interest at 8% annually	1,150,000		1,150,000
Convertible debenture dated August 26, 2002, payable in full August 26, 2008, with interest at 8% annually	250,000		250,000

Total long-term debt	12,034,640		8,436,285
Less current maturities	1,010,550		763,360

	11,024,090		7,672,925
Long-term portion of capital lease	15,822		65,015

	$11,039,912		$7,737,940

*	Reclassified as a long-term obligation due to the expiration date of the new agreement with LaSalle Business Credit being more than one year from the balance sheet date.

**	Amounts are net of the unamortized value of warrants issued of $171,000.

***	Amounts are net of the unamortized value of warrants issued of $198,000.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements — Continued

(4)	COMPREHENSIVE INCOME

Comprehensive income for the three and nine months ended September 30, 2003 and 2002 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Net income (loss)	$169,474	$(274,803)	$262,335	$(271,531)
Foreign currency translation adjustment	320,877	515,208	1,139,772	735,192

Total comprehensive income	$490,351	$240,405	$1,402,107	$463,661

(5)	SEGMENT INFORMATION

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Net sales
Transportation communications	$10,395,741	$10,715,822	$32,855,071	$31,027,697
Law enforcement and surveillance	216,666	328,187	1,195,443	1,074,415

	$10,612,407	$11,044,009	$34,050,514	$32,102,112

Income (loss) from operations
Transportation communications	$1,629,050	$1,073,255	$4,334,835	$3,024,633
Law enforcement and surveillance	(28,025)	(19,675)	214,725	21,118
Parent entities	(1,083,244)	(971,239)	(3,262,574)	(2,556,541)

	$517,781	$82,341	$1,286,986	$489,210

Depreciation and amortization
Transportation communications	$100,322	$74,907	$312,058	$196,687
Law enforcement and surveillance	30,829	5,619	89,608	17,729
Parent entities	45,271	40,595	140,874	123,407

	$176,422	$121,121	$542,540	$337,823

Capital expenditures
Transportation communications	$444,792	$16,896	$835,015	$149,361
Law enforcement and surveillance	16,173	14,261	127,386	319,798
Parent entities	2,585	76,374	26,238	80,514

	$463,550	$107,531	$988,639	$549,673

Geographic information — net sales
NAFTA	$7,076,833	$6,942,662	$20,604,040	$21,113,646
Europe	2,604,202	3,360,105	11,093,528	8,525,721
Pacific and other	931,372	741,242	2,352,946	2,462,745

	$10,612,407	$11,044,009	$34,050,514	$32,102,112

	September 30, 2003	December 31, 2002

Identifiable assets
Transportation communications	$30,408,691	$29,440,853
Law enforcement and surveillance	2,058,763	2,144,347
Parent entities	540,319	1,797,986

	$33,007,773	$33,383,186

Long-lived assets
Transportation communications	$12,996,763	$10,748,888
Law enforcement and surveillance	1,381,481	1,224,509
Parent entities	159,026	366,555

	$14,537,270	$12,339,952

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements — Continued

(6)	PREFERRED STOCK

During the second quarter of 2003, the Company began issuing pursuant to private placements shares of Series E Redeemable, Nonvoting, Convertible Preferred Stock (“Series E Stock”). The Series E Stock is convertible at any time into shares of the Company’s common stock at a conversion price of $3.00 per share of common stock, subject to certain adjustments, and, prior to conversion, does not entitle the holders to any voting rights, except as may be required by law. The Company does not have the right to require conversion. Holders of Series E Stock are entitled to receive cumulative quarterly dividends when, and if declared by the Board of Directors, at the rate of 7% per annum on the liquidation value of $5,000 per share. Series E Stock is redeemable at the option of the Company at any time, in whole or in part, at a redemption price equal to the liquidation value plus accrued and unpaid dividends. Holders of Series E Stock do not have the right to require redemption. As of September 30, 2003, the Company had issued 323 shares and raised $1,372,277 net of offering costs of $242,723. The Company has used the funds to pay down debt and for other general purposes.

(7)	LEGAL PROCEEDINGS

On or about September 17, 2002 the Company received a letter from Clever Devices, Ltd, a New York corporation with principal place of business located in Syosset, New York (“Clever”). That letter alleged that the StealthMic product of Digital Recorders, Inc. (“the Company”), as introduced to the market in 1999, would infringe U.S. patent number 6,522,754 (“’754 patent”) entitled “Digital Vehicle Microphone System and Method,” which was issued to Clever by the U.S. Patent Office on February 18, 2003. Upon investigation, and further review by intellectual property counsel of the Company, the Company and its intellectual property counsel were unable to find any basis whatsoever for this allegation of infringement and so informed Clever on several occasions. Nevertheless, Clever proceeded to assert its position without being willing to engage in constructive dialogue to identify the basis for its allegations or to advance understanding of the issues. Therefore, being uncertain as to the intent of Clever, on April 3, 2003 the Company filed in the United States District Court for the Northern District of Texas, Dallas Division (“Court”), an action under the Federal Declaratory Judgment Act, 28 USC 2210 and 2201, and under the Patent Laws of the United States, 35 USC 271. This “declaratory judgment action” seeks a finding by the Court to the effect that the Company is not infringing the 754 patent. On May 23, 2003 Clever counter claimed seeking injunctive relief and unspecified damages. Subsequently, the Company filed further action with the Court asking that a hearing on claims construction, referred to as a “Markman” hearing, be held prior to any other actions or discovery in this matter. On August 19, 2003, the Court issued an order so requiring and a Markman hearing is now scheduled for February 3, 2004. Further, that action by the Court also requires that, pending the completion of the Markman hearing, all other discovery be placed on hold.

The Company, to the best of its ability at all times, seeks to avoid infringing and will not knowingly violate the intellectual property rights of others. The Company firmly believes that the allegations of Clever are totally without merit and will proceed to defend its rights to freely conduct business while not infringing the legitimate intellectual property rights of Clever.

(8)	SUBSEQUENT EVENTS

On November 6, 2003, the Company entered into a Loan and Security Agreement with LaSalle Business Credit, LLC, pursuant to which the Company received a three-year senior secured $10 million revolving credit facility (the “New Credit Facility”). Borrowings under the New Credit Facility will bear interest at LaSalle Bank’s publicly announced prime rate plus one (1%) percent and will be secured by substantially all the assets of the Company’s domestic operations. The Company immediately borrowed $3,584,070 under the New Credit Facility to fully retire the outstanding debt under its then existing senior line of credit with Guaranty Business Credit Corporation, which line of credit was terminated. Available borrowings under the New Credit Facility will be used for acquisitions, working capital and general corporate purposes in connection with the Company’s domestic operations. See Note 3(b), “Long-Term Debt — New Credit Facility.”

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements — Continued

On November 6, 2003, the Company closed the sale of 300 shares of Series F Convertible Preferred Stock (“Series F Stock”), par value $.10 to Dolphin Offshore Partners, L.P. (“Dolphin”) for a purchase price of $1.5 million. The Series F Stock is convertible at any time into shares of the Company’s common stock at a conversion price of $2.35 per share of common stock, subject to certain adjustments, which was the market price of the Company’s common stock at the time the parties reached agreement on terms, prior to conversion, the Series F Stock votes as a single class with holders of common stock on an as-if-converted basis. The shares are mandatorily convertible into common stock if the Company’s common stock hits certain targeted trading prices or upon the conversion of certain subordinated debentures previously issued by the Company (two investment funds managed by Renaissance Capital Group, Inc. — See Note 3(b) “Long-Term Debt — Other Long-Term Debt).” Dividends are not payable on the Series F Stock for the first five years after issuance. If certain trading price targets are not met by the Company’s common stock within five years after issuance, the conversion price will be reduced and dividends will thereafter begin to accrue and be payable quarterly on the Series F Stock at the rate of 10% per annum on the liquidation value (initially, $1.5 million, or $5,000 per share). The Series F Stock is not redeemable at the option of holder, and is redeemable by the Company only if and when dividends begin to accrue. In connection with the sale of the Series F Stock to Dolphin, the Company issued warrants (the “Dolphin warrants”) to Dolphin to purchase 319,149 shares of the Company’s common stock at an exercise price of $3.00 per share, subject to certain adjustments. The Dolphin warrants are exercisable at any time for a period of seven years after issuance. The Company also granted to Dolphin a right of first refusal to purchase, in connection with future equity offerings by the Company, for a period of five years after the Series F issuance date, a sufficient number of the securities issued in such equity offering to maintain its proportionate ownership interest in the Company, on a diluted basis. The Company also granted to Dolphin certain rights to have the shares of common stock underlying the Series F Stock and issuable upon the exercise of the Dolphin warrants registered with the Securities and Exchange Commission. Pursuant to the registration rights agreement, the conversion price of the Series F Stock and the exercise price of the Dolphin warrants are subject to being decreased if the Company does not file appropriate registration statements or cause such registration statements to be declared effective by certain dates. In connection with the issuance of the Series F preferred Stock and the associated warrants, the Company will record during the fourth quarter a charge against income available for common shareholders based upon the relative fair values of the stock and warrants. At this date the fair value determination has not been completed.

Subsequent to September 30, 2003, the Company issued in private placements an additional 85 shares of Series E Stock and redeemed 50 shares of Series E Stock. The proceeds to the Company of such transactions, net of redemption costs and offering expenses in the amount of approximately $14,000, was approximately $161,000. The Company has used these additional Series E proceeds to pay down debt and for other general corporate purposes. See Note 6, “Preferred Stock,” for a description of the terms of the Series E Stock and issuances prior to September 30, 2003.

The Series E Stock and the Series F Stock have equal priority with respect to liquidation, and shares of both series have liquidation preferences prior to the Company’s outstanding shares of Series AAA Preferred Stock and common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT ARE IN ITEM 1 OF THIS DOCUMENT.

Business — General

Directly or through contractors, we design, manufacture, sell, and service information technology and audio surveillance technology products through two major business segments. These two business segments are: (1) the transportation communications segment; and (2) the law enforcement and surveillance segment. While service is a significant aspect of our marketing strategy, it is not yet a material generator of revenue and has been approximately one percent to two percent of net sales in prior periods.

Our transportation communications segment produces products sold worldwide within the passenger information communication industry and market. We transact our sales with transportation vehicle equipment customers generally in two broad categories. Those categories are end customers including (1) municipalities; (2) regional transportation districts; (3) federal, state, and local departments of transportation; (4) transit agencies; (5) public, private, or commercial operators of such vehicles; (6) rental car agencies; and (7) Original Equipment Manufacturers (“OEM”) of those vehicles. The relative percentage of sales to end customers as compared to OEM customers varies widely and frequently from period-to-period and within the products and product lines comprising our mix of total revenue in any given period.

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

We recognize product revenue upon shipment of products to customers and service revenue upon completion of the service. Because our operations are characterized by significant expenses preceding product introduction and shipment, certain related period expenses such as deferred engineering may not be recorded in the same period thereby producing fluctuations in operating results. Our dependence upon large contracts and orders, as well as upon a small number of relatively large customers or projects, increases the magnitude of fluctuations in operating results particularly on a period-to-period, or period-over-period, comparison basis.

Critical Accounting Policies

Our significant accounting policies and methods used in the preparation of the unaudited consolidated financial statements are discussed in Notes 1 and 3 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K/A. The following is a listing of the Company’s critical accounting policies:

•	Revenue recognition

•	Allowance for doubtful accounts

•	Inventory valuation

•	Intangible assets and goodwill

•	Income taxes, including deferred tax assets

Results of Operations

The following discussion provides an analysis of our results of operations and liquidity and capital resources. This should be read in conjunction with our unaudited consolidated financial statements and related notes thereto. The operating results of the periods presented were not significantly affected by inflation.

The following table sets forth the percentage of our revenues represented by certain items included in our Statements of Operations:

NOTE: 2002 INFORMATION MUST USE M&P RESTATED DATA

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.0	66.1	59.4	64.2

Gross profit	41.0	33.9	40.6	35.8

Operating expenses:
Selling, general and administrative	33.8	28.5	32.7	28.3
Research and development	2.3	4.7	4.2	6.0

Total operating expenses	36.1	33.2	36.9	34.3

Operating income	4.9	0.7	3.7	1.5
Other expense, foreign currency translation and interest	(1.3)	(3.2)	(1.7)	(2.0)

Income (loss) before income tax expense	3.6	(2.5)	2.0	(0.5)
Income tax (expense) benefit	(1.6)	0.3	(1.1)	(0.2)

Income (loss) before minority interest in income of consolidated subsidiary	2.0	(2.2)	0.9	(0.7)
Minority interest in income of consolidated subsidiary	(0.4)	(0.3)	(0.3)	(0.2)

Net income (loss)	1.6%	(2.5)%	0.6%	(0.9)%

COMPARISON OF OUR RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Net Sales and Gross Profit

Our net sales for the three months ended September 30, 2003 decreased $431,602, or 3.9 percent, from $11,044,009 for the three months ended September 30, 2002 to $10,612,407 for the three months ended September 30, 2003. Our gross profit for the three months ended September 30, 2003 increased $601,297, or 16.0 percent, from $3,748,898 for the three months ended September 30, 2002 to $4,350,195 for the three months ended September 30, 2003. Following is a discussion of these changes in net sales and gross profit by segment.

Transportation Communications Segment

For the three months ended September 30, 2003, sales for our transportation communications segment decreased $320,081, or 3.0 percent; from $10,715,822 for the three months ended September 30, 2002 to $10,395,741 for the three months ended September 30, 2003. The net revenue decrease in this segment resulted primarily from a decrease in international sales of $535,735 offset partially by an increase in domestic sales of $215,654. The decrease in international sales is primarily attributed to the decrease in sales in the Scandinavian markets due to delays in expected customer shipments resulting from contract renegotiations between an OEM and its end user. The increase in domestic sales is primarily attributed to the shift in customer contracts and orders between periods. The shift results from some transit authorities requesting earlier deliveries and others postponing deliveries. Product prices on sales of products, which comprise a majority of our revenue, have declined due to competition in the three months ended September 30, 2003 as compared to the prior year. Sales growth in the transportation communications segment will continue to be dependent upon the development of new products and technology, as well as our expansion into new geographic areas. We believe our relatively high existing market share precludes significant sales growth from additional market share.

Our transportation communications segment gross profit for the three months ended September 30, 2003 increased $676,288, or 19.3 percent, from $3,499,017 for the three months ended September 30, 2002 to $4,175,305 for the three months ended September 30, 2003. As a percentage of segment sales, our gross profit was 40.2 percent of our net segment sales for the three months ended September 30, 2003 as compared to 32.7 percent during the three months ended September 30, 2002. Of the $676,288 net increase in gross profit, $781,748 was attributed to the domestic operations and a decrease of $105,460 attributed to international operations. The average gross margins improved for the three months ended September 30, 2003 as compared to the same period a year ago due to lower material costs of products and systems sold plus an increase of higher margin product sales, primarily in the domestic operations. The Company has implemented cost savings programs including in-house manufacturing and assembly of certain component parts, volume purchasing, re-work of certain stock inventory for current orders and improvement in component and system designs. The Company expects to realize the continued gross margin improvements in future periods. We believe continued improvement in our gross profit percentage is dependent upon overall economic and competitive conditions in the transportation sector, introduction of new technology products, and the continued success of our on-going cost reduction programs.

Law Enforcement and Surveillance Segment

For the three months ended September 30, 2003, sales for our law enforcement and surveillance segment decreased $111,521, or 34.0 percent, from $328,187 for the three months ended September 30, 2002 to $216,666 for the three months ended September 30, 2003. The decrease is primarily attributed to various U.S. Federal Government orders that were delayed during the quarter.

Our segment gross profit for the three months ended September 30, 2003 decreased $73,990 or 29.7 percent, from $248,881 for the three months ended September 30, 2002 to $174,891 for the three months ended September 30, 2003. As a percentage of segment sales, our gross profit was 80.7 percent of our net segment sales for the three months ended September 30, 2003 as compared to 76.1 percent during the three months ended September 30, 2002. The average gross margins increased for the three months ended September 30, 2003 as compared to the same period a year ago as a product mix of higher margin products was sold during the period. We believe improvement in our gross profit percentage is dependent upon overall economic and competitive conditions in the law enforcement and surveillance sector, introduction of new technology products, and the continued success of our on-going cost reduction programs.

Selling, General and Administrative, Research and Development Expenses

Our selling, general and administrative expenses for the three months ended September 30, 2003 increased $440,766, or 14.0 percent, from $3,150,542 for the three months ended September 30, 2002 to $3,591,308 for the three months ended September 30, 2003. The majority of this increase was due to general increases in compensation and benefits plus higher expense for legal and audit, depreciation and amortization. As a percentage of our sales, these expenses increased 5.3 percent from 28.5 percent for the three months ended September 30, 2002 to 33.8 percent for the three months ended September 30, 2003. While our selling, general and administrative expenses may increase in future periods due to: (1) expansion into other geographic areas; (2) expansion through acquisition; (3) continued weakening of the U.S. dollar when translating from foreign currencies; and (4) introduction of new products and services, management believes these expenses will decrease as a percentage of our sales in future periods.

Our research and development expenses for the three months ended September 30, 2003 decreased $274,909, or 53.3 percent, from $516,015 for the three months ended September 30, 2002 to $241,106 for the three months ended September 30, 2003. This category of expenses includes internal engineering personnel and outside engineering expense for software and hardware development, sustaining product engineering and new product development. As a percentage of net sales, these expenses decreased from 4.7 percent for the three months ended September 30, 2002 to 2.3 percent for the three months ended September 30, 2003. Certain engineering personnel were used in the development of software and other expense was incurred that met the capitalization criteria of SFAS No. 86, “Capitalization of Software Development Costs” during the three months ended September 30, 2003. In addition, the Company capitalized the development costs for the new DR600 vehicle logic control unit introduced during the three months ended September 30, 2003. The total amount of personnel and other expense capitalized in the three months ended September 30, 2003 was $353,901 as compared to $184,162 for the three months ended September 30, 2002. In the longer term, we expect research and development expenditures, including capitalized amounts, to be in the general range of approximately 4 to 7 percent as a percentage of sales.

Operating Income

The net change in our operating income for the three months ended September 30, 2003 was an increase of $435,440 from operating income of $82,341 for the three months ended September 30, 2002 to operating income of $517,781 for the three months ended September 30, 2003. This increase is primarily due to decreased cost of sales from cost reduction programs implemented in the Transportation Communications Segment.

Other Expense and Income Tax Expense

Our total other expense for the three months ended September 30, 2003 was $136,064, a net decrease in expense of $213,015 as compared to $349,079 for the three months ended September 30, 2002. This decrease was primarily due to lower interest expense ($243,556 for 2003 as compared to $289,854 in 2002) and increases of other income of $25,355 in 2003 as compared to other expense of $22,516 in 2002. In the three months ended September 30, 2003, the Company recorded net favorable foreign currency exchange gains in the amount of $82,137 as compared to net unfavorable foreign currency exchange losses of $36,709 for the three months ended September 30, 2002. The decrease in interest expense was primarily due to the decrease in the weighted average outstanding balance of long-term debt and lower revolver debt

The Company is subject to income tax in domestic federal and state jurisdictions as well as the foreign countries in which it has operations. Our income tax expense of $172,271 for the quarter ended September 30, 2003 was primarily the result of domestic taxable income. Our income tax benefit of $29,811 for the quarter ended September 30, 2002 was primarily the result of foreign taxable losses. Our income tax expense and benefit for both periods varies from the customary relationship primarily due to foreign losses in one jurisdiction for which the income tax benefits are not likely to be realized.

COMPARISON OF OUR RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Net Sales and Gross Profit

Our net sales for the nine months ended September 30, 2003 increased $1,948,402 or 6.1 percent, from $32,102,112 for the nine months ended September 30, 2002 to $34,050,514 for the nine months ended September 30, 2003. Our gross profit for the nine months ended September 30, 2003 increased $2,341,481, or 20.4 percent, from $11,499,229 for the nine months ended September 30, 2002 to $13,480,710 for the nine months ended September 30, 2003. Following is a discussion of these changes in net sales and gross profit by segment.

Transportation Communications Segment

For the nine months ended September 30, 2003, sales for our transportation communications segment increased $1,827,374 or 5.9 percent; from $31,027,697 for the nine months ended September 30, 2002 to $32,855,071 for the nine months ended September 30, 2003. The net revenue growth in this segment resulted from an increase in international sales of $2,071,333 and a decrease in domestic sales of $243,959. The increase in international sales is primarily attributed to increases in sales in the Scandinavian and German markets. The decrease in domestic sales is primarily attributed to the shift in contracts to subsequent periods. Product prices on sales of products, which comprise a majority of our revenue, have declined due to competition in the nine months ended September 30, 2003 as compared to the prior year. Sales growth in the transportation communications segment will continue to be dependent upon the development of new products and technology, as well as our expansion into new geographic areas. We believe our relatively high existing market share precludes significant sales growth from additional market share.

Our transportation communications segment gross profit for the nine months ended September 30, 2003 increased $2,271,185, or 21.3 percent, from $10,676,168 for the nine months ended September 30, 2002 to $12,947,353 for the nine months ended September 30, 2003. As a percentage of segment sales, our gross profit was 39.4 percent of our net segment sales for the nine months ended September 30, 2003 as compared to 34.4 percent during the nine months ended September 30, 2002. Of the $2,271,185 net increase in gross profit, $1,148,262 was attributed to the international operations and $1,122,923 attributed to domestic operations. The average gross margins improved for the nine months ended September 30, 2003 as compared to the same period a year ago due to lower material costs of products and systems sold plus an increase of higher margin product sales, primarily in international operations. The Company has implemented cost savings programs including in-house manufacturing and assembly of certain component parts, volume purchasing; re-work of certain stock inventory for current orders and improvement in component and system designs. The Company expects to realize the continued gross margin improvements in future periods. We believe continued improvement in our gross profit percentage is dependent upon overall economic and competitive conditions in the transportation sector, introduction of new technology products, and the continued success of our on-going cost reduction programs.

Law Enforcement and Surveillance Segment

For the nine months ended September 30, 2003, sales for our law enforcement and surveillance segment increased $121,028, or 11.3 percent, from $1,074,415 for the nine months ended September 30, 2002 to $1,195,443 for the nine months ended September 30, 2003. The increase is primarily attributed to higher U.S. Federal Government orders shipped in the first quarter of 2003.

Our segment gross profit for the nine months ended September 30, 2003 increased $70,297 or 8.5 percent, from $823,061 for the nine months ended September 30, 2002 to $893,358 for the three months ended September 30, 2003. As a percentage of segment sales, our gross profit was 74.7 percent of our net segment sales for the nine months ended September 30, 2003 as compared to 76.6 percent during the nine months ended September 30, 2002. The average gross margins declined for the nine months ended September 30, 2003 as compared to the same period a year ago as new products have a higher content of material costs including additional costs incurred for third party turn-key components. We believe improvement in our gross profit percentage is dependent upon overall economic and competitive conditions in the law enforcement and surveillance sector, introduction of new technology products, and the continued success of our on-going cost reduction programs.

Selling, General and Administrative, Research and Development Expenses

Our selling, general and administrative expenses for the nine months ended September 30, 2003 increased $2,036,709, or 22.4 percent, from $9,093,949 for the nine months ended September 30, 2002 to $11,130,658 for the nine months ended September 30, 2003. A significant amount of this increase was attributed to foreign currency fluctuations between the two periods in our Swedish and German operations. This increase was also attributed to general increases in compensation and benefits plus higher expense for legal and audit, depreciation and amortization, and tax advisory services. As a percentage of our sales, these expenses increased 4.4 percent from 28.3 percent for the nine months ended September 30, 2002 to 32.7 percent for the three months ended September 30, 2003. While our selling, general and administrative expenses may increase in future periods due to: (1) expansion into other geographic areas; (2) expansion through acquisition; (3) continued weakening of the U.S. dollar when translating from foreign currencies; and (4) introduction of new products and services, management believes these expenses will decrease as a percentage of our sales in future periods.

Our research and development expenses for the nine months ended September 30, 2003 decreased $493,005, or 25.7 percent, from $1,916,070 for the nine months ended September 30, 2002 to $1,423,066 for the nine months ended September 30, 2003. This category of expenses includes internal engineering personnel and outside engineering expense for software and hardware development, sustaining product engineering and new product development. As a percentage of net sales, these expenses decreased from 6.0 percent for the nine months ended September 30, 2002 to 4.2 percent for the nine months ended September 30, 2003. Certain engineering personnel were used in the development of software and other expense was incurred that met the capitalization criteria of SFAS No. 86, “Capitalization of Software Development Costs” during the nine months ended September 30, 2003. The total amount of personnel and other expense capitalized in the nine months ended September 30, 2003 was $620,590 as compared to $259,353 for the nine months ended September 30, 2002. In the longer term, we expect research and development expenditures, including capitalized software, to be in the general range of approximately 4 to 7 percent as a percentage of sales.

Operating Income

The net change in our operating income for the nine months ended September 30, 2003 was an increase of $797,776 from operating income of $489,210 for the nine months ended September 30, 2002 to operating income of $1,286,986 for the nine months ended September 30, 2003. This increase is primarily due to increased sales revenues in both operating segments and lower cost of materials due to cost savings programs implemented in the Transportation Communications Segment partially offset by increases in personnel and other operating expenses.

Other Expense and Income Tax Expense

Our total other expense for the nine months ended September 30, 2003 was $563,212, a net decrease in expense of $88,881 when compared to $652,093 for the nine months ended September 30, 2002. This decrease was primarily due to lower interest expense ($832,998 for 2003 as compared to $841,474 in 2002) and other income of $58,976 in 2003 as compared to other expense of $59,954 in 2002. In the nine months ended September 30, 2003, the Company recorded net favorable foreign currency exchange gains in the amount of $210,810 as compared to net favorable foreign currency exchange gains of $249,335 for the nine months ended September 30, 2002. The decrease in interest expense was primarily due to the decrease in the average outstanding balance of long-term debt and lower revolver debt.

The Company is subject to income tax in domestic federal and state jurisdictions as well as the foreign countries in which it has operations. Our income tax expense of $372,293 for the nine months ended September 30, 2003 was primarily the result of domestic taxable income. Our income tax expense of $54,489 for the nine months ended September 30, 2002 was primarily the result of foreign taxable income. Our income tax expense for the nine months ended September 30, 2003 varies from the customary relationship primarily due to foreign losses in one jurisdiction for which the income tax benefits are not likely to be realized. The income tax expense for the nine months ended September 30, 2002 varies from the customary relationship primarily due to foreign losses in one jurisdiction for which the income tax benefits are not likely to be realized that were offset by a favorable $75,000 reduction in the Company’s deferred tax asset valuation reserve.

Liquidity and Capital Resources

The Company’s net working capital as of September 30, 2003 was $6,834,102 compared to $2,321,954 as of December 31, 2002. The increase in net working capital in the amount of $4,512,148 is due primarily to the classification of our line of credit with Guaranty Business Credit Corporation from a current- to a long-term obligation. The Company’s asset-based line was to expire August 23, 2003 but was extended for an additional 90 days to November 21, 2003 to allow additional time to secure new financing. The Company replaced its asset based line on November 6, 2003 with a long-term agreement substantially similar in terms and conditions. See Note 8 — Subsequent Events and “Financing Activities in 2003” below. Substantially all of our assets are pledged as security for various elements of long- and short-term debt described below.

Our principal sources of liquidity from current assets included cash and cash equivalents of $447,940, trade and other receivables of $7,689,232, inventories of $9,439,145 and prepaid and other current assets of $376,108. Liquidity required for current liabilities included short-term bank and asset based borrowings of $1,431,139, accounts payable of $6,432,190, accrued expenses of $1,977,350, and current maturities of long-term debt, deferred tax liabilities and dividends payable of $1,010,550, $157,730 and $109,364, respectively.

Operating Activities

Operating activities provided cash of $869,832 and $2,818,852 for the three and nine months ended September 30, 2003 compared to cash used of ($793,124) and ($664,281) for the three and nine months ended September 30, 2002.

For the three months ended September 30, 2003, primary sources of cash from operations resulted from net income of $169,474 and decreases in trade receivables and prepaids and other current assets totaling $1,641,319. Primary uses of cash for the three months ended September 30, 2003 resulted from an increase in other receivables and inventories and decreases in trade accounts payable and accrued expenses totaling $1,229,681. The balance of cash provided by operating activities totaling $288,720 resulted from non-cash credits and expenses for deferred taxes, depreciation, amortization, minority interest and other non-cash credits in the amounts of $160,000, $141,525, $34,897, $39,522 and ($87,224), respectively.

For the three months ended September 30, 2002 primary sources of cash from operations resulted from decreases in trade accounts receivable in the amount of $919,396. Primary uses of cash for the three months ended September 30, 2003 resulted from a net loss of $274,803 and increases in other receivables, inventories and prepaids and other current assets in the amount of $623,790. Additional uses of cash during the period resulted from decreases in trade accounts payable and accrued expenses in the amounts of $770,185 and $187,160, respectively. The balance of cash provided by operating activities totaling $143,418 resulted from non-cash expenses for deferred taxes, depreciation, amortization and minority interest in the amounts of $13,327, $94,823, $26,298 and $8,970, respectively. The Company’s working capital requirements will continue to increase with growth in our sales.

Investing Activities

Investing activities used cash of $560,991 and $1,450,202 for the three and nine months ended September 30, 2003, respectively. For the three and nine months ended September 30, 2003, the primary uses of cash were for expenditures relating to capitalized software; purchases of computer, test and office equipment; and for deferred development and financing costs. We do not anticipate any significant change in expenditures for or sales of capital equipment in the near future.

Financing Activities

Financing activities provided cash in the amount of $58,959 for the three months ended September 30, 2003 and used cash of $990,130 for the nine months ended September 30, 2003.

Sources of cash for the three months ended September 30, 2003 were from short-term bank borrowings in the amount of $10,472,011 and from the issuance of Series E preferred stock net of issuance cost in the amount of $966,665. Uses of cash for the period were for repayment of short-term borrowings and payment of dividends in the amount of $11,335,447 and $44,250, respectively.

Sources of cash for the nine months ended September 30, 2003 were from short-term bank borrowings in the amount of $35,842,667 and from the issuance of Series E preferred stock net of issuance costs in the amount of $1,372,277. Uses of cash for the period were for repayment of short- and long-term borrowings and payment of dividends in the amount of $37,997,324 and $132,750, respectively.

Short-term debt consists of the following lines of credit which are used for working capital requirements.

Mobitec AB, the Company’s wholly owned Swedish subsidiary, has an agreement with its bank in Sweden from which it may currently borrow up to a maximum of 10,000,000 krona (SEK) or $1,301,000. At September 30, 2003, 9,741,376 krona (SEK), or $1,267,354 was outstanding, resulting in additional borrowing availability of 258,624 krona (SEK), or $33,646. The maximum borrowing in the amount of 10,000,000 krona (SEK) is secured by cash on deposit with the bank in the amount of 2,200,000 krona (SEK), or $286,220. The terms of this agreement require payment of an unused credit line fee equal to 0.5 percent of the unused portion and interest at 5 percent of the outstanding balance. This agreement is secured by substantially all assets of Mobitec AB. The line of credit agreement has an expiration date of December 31, 2003. Upon expiration, the Company expects to renew this credit agreement with an agreement substantially similar in terms and conditions.

Mobitec AB also has an agreement with the same bank from which it may borrow up to 6,000,000 krona (SEK), or $780,600. Based upon the availability formula under this agreement, 1,258,918 krona (SEK), or $163,785 was outstanding at September 30, 2003, resulting in additional borrowing availability of 4,741,082 krona (SEK), or $616,815. The line of credit bears interest at 5.1 percent and is collateralized by accounts receivable. The agreement has an expiration date of December 31, 2003. Upon expiration, the Company expects to renew this credit agreement with an agreement substantially similar in terms and conditions.

Long-term debt consists of the following line of credit, notes and obligations, the proceeds of which were used to finance the Mobitec acquisition and for working capital requirements.

New Credit Facility

On November 6, 2003, the Company replaced its asset-based lending agreement formerly with Guaranty Business Credit Corporation (“GBCC”) with a three year agreement (the “Credit Agreement”) with LaSalle Business Credit LLC (“LBC”). At November 6, 2003, the Credit Agreement provided up to $10.0 million in borrowing to be used for acquisitions, working capital and general corporate purposes. The borrowing is inclusive of $2.0 million for Letters of Credit and $0.5 million for term loans. The interest rate on loans under this agreement is the published prime lending rate (4.00 percent at November 6, 2003) plus 1 percent. There is a fee equal to 2.5 percent on the aggregate undrawn face amount of all Letters of Credit outstanding. At November 6, 2003, available collateral based on the value of eligible trade accounts receivable and inventories was $5,202,859 which, given the outstanding debt balance under this agreement of $3,684,070, resulted in additional borrowing availability of $1,518,789. The outstanding debt under this agreement is secured by substantially all U.S.-based assets of the Company.

The Credit Agreement includes customary covenants and conditions relating to the conduct and operation of the Company’s business. Specifically, the Credit Agreement subjects the Company to an escalating fixed charge coverage ratio from 1.0 to 1.5 and an escalating tangible net worth value (as defined) from $2.5 million to $3.9 million over the term of the agreement calculated on a quarterly and rolling 12 month basis; and limits annual capital expenditures to $1.5 million.

Prior Credit Facility

The Company had an asset-based lending agreement (the “Prior Credit Agreement”) with Guaranty Business Credit Corporation (“GBCC”). At September 30, 2003, the Prior Credit Agreement provided up to $11.75 million in borrowing to be used for acquisitions, working capital and general corporate purposes. The working capital (accounts receivable and inventory) borrowing portion of the agreement was limited at September 30, 2003 to a combined maximum limit of $6.75 million. The interest rate on the revolving credit portion of the agreement was the published prime lending rate (4.00 percent at September 30, 2003) plus 1.75 percent. Credit extended for acquisitions bore an interest rate of prime (4.00 percent at September 30, 2003) plus 2 percent. At September 30, 2003, available collateral based on the value of eligible trade accounts receivable and inventories was $5,124,527 which, given the outstanding debt balance under this agreement of $4,031,007, resulted in additional borrowing availability of $1,093,520. The outstanding debt under this agreement was secured by substantially all U.S.-based assets including the assets of the Company’s subsidiaries. The Prior Credit Agreement was to expire August 23, 2003 but was extended for an additional 90 days to November 21, 2003 to allow additional time to secure new financing. The Company replaced this asset based line on November 6, 2003 with a long-term agreement substantially similar in terms and conditions. (See Note 3 — New Credit Facility, Note 8— Subsequent Events and “Financing Activities in 2003” in Item 2 below).

As amended, the Prior Credit Agreement with GBCC included customary covenants and conditions relating to the conduct and operation of the Company’s business. Specifically, as amended, the Prior Credit Agreement limited the payment of dividends upon any class of stock to $177,000 annually, subjected the Company to a 1:1 Earnings Before Interest, Taxes, Depreciation and Amortization to interest coverage ratio to be calculated upon a quarterly and year-to-date basis and limited annual capital expenditures to $25,000 for individual transactions and $250,000 in aggregate. In addition, over advances were permitted under the agreement up to $400,000 and acquisitions required approval from the lender. At September 30, 2003, the Company was in compliance with all agreement covenants except for the capital expenditure covenant. Due to the close proximity of the loan expiration date and pending new financing, GBCC did not require the Company to secure a waiver for this covenant violation.

Other Long-Term Debt

An unsecured note in the amount of $1,765,235 and obligation in the amount of $295,000 are due a shareholder. On June 26, 2003, the Company and the shareholder agreed to: (1) convert $350,000 of the original note, which was issued June 28, 2001, was payable in full June 28, 2004 and had a balance of $2,111,235, to common stock and (2) extend the due date on the remaining note balance of $1,761,235 to June 28, 2005. The note, as amended, requires three incrementally increasing quarterly payments beginning July 1, 2004 in the amounts of $50,000, $75,000 and $100,000 with the remaining balance in the amount of $1,536,235 due June 28, 2005. The unsecured note has an annual interest rate of 9 percent paid quarterly and increases to 10 percent beginning July 1, 2004. The obligation balance of $295,000 at September 30, 2003 is non interest bearing and is due in full June 30, 2004.

A term loan from a Swedish bank dated June 28, 2001 having a balance of 13,200,000 krona (SEK), or $1,718,398, at September 30, 2003 is payable in 12 remaining quarterly payments of 1,100,000 krona (SEK), or $143,110, at an annual interest rate of 5.35 percent and is secured by stock of the Company’s Swedish holding company, DRI Europa AB, and its consolidated subsidiary, Mobitec AB.

Two convertible subordinated debentures in the amount of $3,000,000 dated June 22, 2001 and $1,150,000 dated July 31, 2002, collectively the (“Renaissance Notes,”) are payable to two investment funds managed by Renaissance Capital Group, Inc. The president of Renaissance Capital Group, Inc. is a member of the Company’s Board of Directors. The $3,000,000 debenture is payable in full on June 28, 2008, if not sooner redeemed or converted, with annual interest at 8 percent paid monthly. It also provides for monthly principal redemption installments commencing June 27, 2004, each of such installments to be in the dollar amount of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount. The $1,150,000 debenture is payable in full on July 31, 2008, if not sooner redeemed or converted, with annual interest at 8 percent paid monthly. It also provides for monthly principal redemption installments commencing July 31, 2004, each of such installments to be in the dollar amount of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount. The loan agreement under which the convertible debenture was issued subjects the Company to a 1:1 Earnings Before Interest, Depreciation and Amortization to interest coverage ratio to be calculated quarterly on a rolling four quarter basis and a 1.3:1 current ratio to be calculated at each quarter end. The Company was in compliance with all agreement covenants at September 30, 2003.

A convertible subordinated debenture in the amount of $250,000 dated August 26, 2002, is payable to a stockholder and member of the Board of Directors, and is due in full August 26, 2008, if not sooner redeemed or converted, with annual interest at 8 percent paid monthly. It also provides for monthly principal redemption installments commencing August 26, 2004, each of such installments to be in the dollar amount of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount. The loan agreement under which the convertible debenture was issued subjects the Company to a 1:1 Earnings Before Interest, Depreciation and Amortization to interest coverage ratio to be calculated quarterly on a rolling four quarter basis and a 1.3:1 current ratio to be calculated at each quarter end. The Company was in compliance with all agreement covenants at September 30, 2003.

Financing Activities in 2003

(a)	During the second quarter of 2003, the Company began issuing pursuant to private placements shares of Series E Redeemable, Nonvoting, Convertible Preferred Stock. As of November 11, 2003, the Company had sold a net 358 shares to 23 private investors for an aggregate purchase price of $1.79 million. See Part II, Item 2, “Changes in Securities and Use of Proceeds,” for a description of the terms of the Series E Stock. The Company has used the proceeds of its sale of Series E stock, after payment of offering expenses, to pay down debt and for other general purposes.

(b)	On March 6, 2003, the Company announced that at a special meeting of the Series AAA Preferred Stock shareholders, the holders of the Series AAA Preferred Stock approved an amendment to the Articles of Incorporation to remove the mandatory redemption date, which would have been in December 2003. The Company may now redeem the Series AAA Preferred Stock at its sole discretion upon providing preferred shareholders with appropriate written notice. Had the holders of the Series AAA Preferred Stock not approved the amendment, the Company would have to pay the redemption price, which is equal to the liquidation preference, in December 2003. The liquidation preference equals $5,000 per share, plus all accrued and unpaid dividends, which at December 31, 2002 was $1,858,500.

(c)	On June 26, 2003, the Company and a shareholder, who held an unsecured promissory note of the Company, agreed to: (1) convert $350,000 of the note, which was issued June 28, 2001, was payable in full June 28, 2004 and had a balance of $2,111,235, to common stock and (2) extend the due date on the remaining note balance of $1,761,235 to June 28, 2005. The note requires three incrementally increasing quarterly payments beginning July 1, 2004 in the amounts of $50,000, $75,000 and $100,000 with the remaining balance in the amount of $1,536,235 due June 28, 2005. The unsecured note has an annual interest rate of nine (9%) percent paid annually increasing to ten (10%) percent beginning July 1, 2004.

(d)	On November 6, 2003, the Company entered into a Loan and Security Agreement with LaSalle Business Credit, LLC, pursuant to which the Company received a three-year senior secured $10 million revolving credit facility (the “New Credit Facility”). Borrowings under the New Credit Facility will bear interest at LaSalle Bank’s publicly announced prime rate plus one (1%) and will be secured by substantially all the assets of the Company’s domestic operations. The Company immediately borrowed $3,684,070 under the New Credit Facility to fully retire the outstanding debt under its then existing senior line of credit with Guaranty Business Credit Corporation, which line of credit was terminated and pay closing costs. Available borrowings under the New Credit Facility will be used for acquisitions, working capital and general corporate purposes in connection with the Company’s domestic operations.

(e)	On November 6, 2003, the Company closed the sale of 300 shares of Series F Convertible Preferred Stock (“Series F Stock”), par value $.10, to Dolphin Offshore Partners, L.P. (“Dolphin”) for a purchase price of $1.5 million. See Note 8 — Subsequent Events, for a description of the transaction with Dolphin and the terms of the Series F Stock.

Impact of Inflation

We believe that inflation has not had a material impact upon our results of operations for each of our periods in the three and nine months ended September 30, 2003 and 2002. However, there can be no assurance that future inflation would not have an adverse impact upon our future operating results and financial condition.

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

Federal Funding

Federal funding in the U.S. is an important part of the overall funding of purchase and operation of transit equipment for most of our U.S. customers. This funding is provided in the Transportation Equity Act for the 21st Century (“TEA 21”), which is administered by the U.S. Department of Transportation. TEA 21 expires this year. Reauthorization legislation is underway but passage may or may not occur this federal fiscal year; further, it is not presently possible to forecast the likely outcome of this legislation although it is the position and belief of the industry trade association (American Public Transportation Association, or “APTA” (http://www.apta.com)) that not only will reauthorization occur, but further that an increase in funding is likely. Interim funding for the federal programs was authorized, at prior year funding levels, on a short-term basis pending emergence of the anticipated long-term reauthorization. While there can be no absolute assurance that any of this legislative action will materialize to continue federal funding of purchase and operation of transit equipment for most of our U.S. customers, we believe that the necessary legislative action will occur as has generally been the case in various forms for more than the past ten years. We also believe, consistent with APTA, that ultimately an increase in this funding is likely.

Additional factors include, but are not limited to, those listed below and under the heading “Forward-Looking Statements” below:

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

FORWARD-LOOKING STATEMENTS

The statements contained in this Report on Form 10-Q herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, beliefs, goals, objectives, intentions or strategies regarding the future. Forward-looking statements include statements utilizing words such as “anticipate”, “expect”, “believe”, “plan”, “expect” or “project” relating to our beliefs with respect to future events and includes statements regarding: (1) our expectations that the percentage of buses with automatic voice systems will increase over the next few years, our belief that future acquisitions, new relationships and pilot projects may enable us to accelerate growth, our expectation that we will be able to integrate certain licensed technologies into our products, our commitment to continued enhancement of all of our products, our expectation that certain products will continue to be enhanced and that such enhancements should increase our ability to integrate those products with other technologies, and our belief that a convergence of core technologies, combined with other factors, will justify high levels of research and development costs; and (2) our belief that continued sales growth depends upon expansion of new products, technology and geographic territories, our belief that investing expenditures will not change significantly in 2003 and our belief that a combination of borrowing under our Credit Facility and new equity will provide necessary liquidity and capital to satisfy our needs. It is important to note our actual results could differ materially from those contemplated in our forward-looking statements as a result of various factors, including those described in Item 2, Management’s Discussion and Analysis under the caption “Factors Affecting Our Business and Prospects”. Among other factors, our results will be affected, perhaps materially, by general economic conditions, the availability of national government assistance to local transportation authorities, the adoption and implementation of regulations concerning public transportation services, the plans and prospects of competitors, currency fluctuations and our ability to attract and retain personnel.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to certain risks arising from transactions in the normal course our business and from debt instruments. Such risk is principally associated with interest rate and foreign exchange fluctuations. Our market risk exposure at September 30, 2003 is consistent with, and not greater than; the types of market risk and amount of exposures presented in our Annual Report on Form 10-K/A for the year ended December 31, 2002.

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

PART II — OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On or about September 17, 2002 the Company received a letter from Clever Devices, Ltd, a New York corporation with principal place of business located in Syosset, New York (“Clever”). That letter alleged that the StealthMic product of Digital Recorders, Inc. (“the Company”), as introduced to the market in 1999, would infringe U.S. patent number 6,522,754 (“’754 patent”) entitled “Digital Vehicle Microphone System and Method,” which was issued to Clever by the U.S. Patent Office on February 18, 2003. Upon investigation, and further review by intellectual property counsel of the Company, the Company and its intellectual property counsel were unable to find any basis whatsoever for this allegation of infringement and so informed Clever on several occasions. Nevertheless, Clever proceeded to assert its position without being willing to engage in constructive dialogue to identify the basis for its allegations or to advance understanding of the issues. Therefore, being uncertain as to the intent of Clever, on April 3, 2003 the Company filed in the United States District Court for the Northern District of Texas, Dallas Division (“Court”), an action under the Federal Declaratory Judgment Act, 28 USC 2210 and 2201, and under the Patent Laws of the United States, 35 USC 271. This “declaratory judgment action” seeks a finding by the Court to the effect that the Company is not infringing the 754 patent. On May 23, 2003, Clever counter claimed seeking injunctive relief and unspecified damages. Subsequently, the Company filed further action with the Court asking that a hearing on claims construction, referred to as a “Markman” hearing, be held prior to any other actions or discovery in this matter. On August 19, 2003, the Court issued an order so requiring and a Markman hearing is now scheduled for February 3, 2004. Further, that action by the Court also requires that, pending the completion of the Markman hearing, all other discovery be placed on hold.

The Company, to the best of its ability at all times, seeks to avoid infringing and will not knowingly violate the intellectual property rights of others. We firmly believe that the allegations of Clever are totally without merit and will proceed to defend our rights to conduct business freely while not infringing the legitimate intellectual property rights of Clever.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

During the second quarter of 2003, the Company began issuing pursuant to private placements shares of Series E Redeemable Nonvoting, Convertible, Preferred Stock (Series E Stock). As of September 30, 2003, the Company had sold 323 shares of the Series E Stock for an aggregate purchase price of $1,615,000. Of those shares, 235 were issued and sold to 23 private investors during the quarter ended September 30, 2003, for an aggregate purchase price $1,175,000. Series E Stock is convertible at any time into shares of the Company’s common stock at a conversion price of $3.00 per share of common stock, subject to certain adjustments, and, prior to conversion, does not entitle the holders to any voting rights, except as may be required by law. The Company does not have the right to require conversion. Holders of Series E Stock are entitled to receive cumulative quarterly dividends when, and if declared by the Board of Directors, at the rate of 7 percent per annum on the liquidation value of $5,000 per share. Series E Stock is redeemable at the option of the Company at any time, in whole or in part, at a redemption price equal to the liquidation value plus accrued and unpaid dividends. Holders of Series E Stock do not have the right to require redemption.

Series E Stock ranks superior to the Company’s Series AAA Preferred Stock and common stock with respect to liquidation, dissolution, or winding up of the Company. The right of holders of Series E Stock to receive dividends, as described above, is in preference to the payment of any dividends to holders of Series AAA Preferred Stock or common stock of the Company.

The offer and sale of the shares of Series E Stock by the Company were exempt from registration under the Securities Act of 1933 pursuant to Rule 506 of Regulation D or otherwise under Section 4(2) of that Act as transactions not involving any public offering. Each purchaser of such shares was an “accredited investor” as defined in Regulation D.

The Company has used the proceeds from its sale of Series E Stock, net of offering expenses, to pay down debt and for other general corporate purposes.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.   OTHER INFORMATION

On October 4, 2003 the Company received a letter of resignation from Director Joseph Tang. Mr. Tang, formerly an executive with Lite Vision Corporation, served on the Board of Directors of the Company since 1998. He is not an officer or employee of the Company. Mr. Tang’s resignation letter noted that his resignation was necessary because his new business and personal focus “requires my direct attention,” and not because of any disagreement with the Company relating to its operations, policies or practices or any other matter. The Company has no immediate plans to fill the Board position vacated by Mr. Tang.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated herein by this reference:

Exhibit No.	Document

3.1	Articles of Incorporation of the Company (1)

3.2	Articles of Amendment to the Articles of Incorporation of the Company (2)

3.3	Articles of Amendment to Articles of Incorporation containing Certificate of Designation of Series E Redeemable Nonvoting Convertible Preferred Stock of Digital Recorders, Inc. (3)

3.4	Articles of Amendment to Articles of Incorporation containing Certificate of Designation of Series F Convertible Preferred Stock of Digital Recorders, Inc. (3)

31.1	Section 302 Certification of David L. Turney (filed herewith)

31.2	Section 302 Certification of Lawrence A. Taylor (filed herewith)

32.1	Section 906 Certification of David L. Turney (filed herewith)

32.2	Section 906 Certification of Lawrence A. Taylor (filed herewith)

Exhibit No.	Document

Legend

(1)	Incorporated by reference from Exhibit to our Registration Statement on Form SB-2 (SEC File No. 33-82870-A)

(2)	Incorporated by reference from our Form 10-KSB dated March 31, 1997.

(3)	Incorporated by reference from exhibits filed with the Company’s Report on Form 8-K, filed on November 12, 2003.

(b)	Reports on Form 8-K

During the quarter ended September 30, 2003, the Company filed the following Current Reports on Form 8-K:

Current Report on Form 8-K dated July 14, 2003 reporting under Item 9. Regulation FD Disclosure and Item 12—Results of Operations and Financial Condition, that Digital Recorders, Inc. issued a news release on July 14, 2003 announcing the Company’s preliminary results for its second quarter, ended June 30, 2003, a copy of which is posted on the Company’s Web site.

Current Report on Form 8-K dated August 14, 2003 reporting under Item 12—Results of Operations and Financial Condition, that Digital Recorders, Inc. issued a news release on August 14, 2003 announcing the Company’s results for its second quarter, ended June 30, 2003, a copy of which is posted on the Company’s Web site.

Current Report on Form 8-K dated September 17, 2003 reporting under Item 9. Regulation FD Disclosure, that Digital Recorders, Inc. issued a news release on September 17, 2003 announcing the Company’s three-year Teaming Agreement with GE Transportation Systems Global Signaling, LLC, a copy of which is posted on the Company’s Web site.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL RECORDERS, INC.

Signature:	/S/ DAVID L. TURNEY

By: Title: Date:	David L. Turney Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer) November 11, 2003

Signature:	/S/ LAWRENCE A. TAYLOR

By: Title: Date:	Lawrence A. Taylor Chief Financial Officer, Secretary, and Principal Financial and Accounting Officer November 11, 2003