Form 10-K
period 2003-12-31
DIGITAL RECORDERS INC
filed 2004-03-30
CIK 853695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports): and (2) has been subject to such filing requirements for the past 90 days: Yes (x) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ( ) No (x)

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes ( ) No (x)

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2003 was approximately $10.6 million. Indicate the number of shares outstanding of the Registrant’s common stock as of March 30, 2004:

Common Stock, par value $.10 per share	3,944,475

(Class of Common Stock)	Number of Shares

Pursuant to Rule 12b-25(e) of the Securities Exchange Act of 1934, as amended, the following disclosure items are omitted from this Report: Items 5, 6, 7, 7A, 8, 9 and 9A of Part II and Item 15 of Part IV. These items will be filed by amendment.

Documents incorporated by reference: Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders scheduled for May 26, 2004 are incorporated by reference into Part III of this Report.

FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Forward-looking statements can be identified by words such as “anticipate,” “expect,” “plan,” “believe,” “estimate,” “predict,” or “project.” It is important to note our actual results could differ materially from those contemplated in our forward-looking statements as a result of various factors, including those described in Item 7, Management’s Discussion and Analysis under the caption “Factors Affecting Our Business and Prospects” and Item 7A, “Quantitative and Qualitative Disclosure About Market Risk.” Among other factors, our results will be affected, perhaps materially, by general economic conditions, the availability of national government assistance to local transportation authorities, the adoption and implementation of regulations concerning public transportation services, the plans and prospects of competitors, currency fluctuations and our ability to attract and retain personnel. We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform such statements to actual results.

PART I

ITEM 1. BUSINESS

General

Digital Recorders, Inc. (“DRI,” or the “Company”) was incorporated in 1983 and we became a public company through an initial public offering in November 1994. We directly, or through our contractors, design, manufacture, sell, and service information technology and audio surveillance technology products.

In 1995, we acquired our law enforcement and surveillance subsidiary, Digital Audio Corporation. In 1996, we formed TwinVision® of North America, Inc. (“TwinVision®”). For reasons of market position and technology transfer, we acquired another start-up company (Transit-Media GmbH) in 1996, which, together with TwinVision®, focused on electronic destination sign systems.

In 1998, a change in our senior management led to significant growth as we:

•	sought to lead product development and technology development in the market and brought development in-house rather than depending on outside consultants and service companies;

•	focused on changes and improvements in our products and services through technology leadership, including intensified attention to customers’ needs and requirements; and

•	emphasized the new electronic destination sign system that TwinVision® and Transit-Media GmbH pioneered.

TwinVision® and Transit-Media GmbH grew rapidly and, with the June 2001 acquisition of Mobitec AB, these units now represent approximately 80 percent of our net sales. With this growth, we have added personnel at all levels and categories including sales personnel, software and hardware engineers, operations management and personnel, field service technicians, hourly assembly and administrative personnel.

We currently operate through the following two major business segments: (1) the transportation communications segment; and (2) the law enforcement and surveillance segment.

Transportation Communications Segment. Our transportation communications segment produces products sold worldwide within the passenger information communication market. We sell to transportation vehicle equipment customers generally in two broad categories, including: (1) end-user customers, and (2) Original Equipment Manufacturers (“OEM”). Our end-user customers include: (1) municipalities; (2) regional transportation districts; (3) federal, state, and local departments of transportation; (4) transit agencies; (5) public, private, or commercial operators of vehicles; and (6) rental car agencies. Our OEM customers are the manufacturers of transportation vehicles. The relative percentage of sales to end customers compared to OEM customers varies widely and frequently from quarter-to-quarter and year-to-year and within products and product lines comprising our mix of total revenue in any given period. Our transportation communication segment consists of the following units and wholly owned subsidiaries:

•	Digital Recorders (Durham, N.C.), our business unit established in September 1983;

•	RTI, Inc. (“RTI”) (Dallas, Texas), acquired in July 1998;

•	Transit Media-Mobitec GmbH (“Transit Media-Mobitec”) (Ettlingen, Germany). This business unit consists of our former wholly owned subsidiaries Transit-Media GmbH and Mobitec GmbH that were merged effective January 1, 2002. Transit-Media GmbH was acquired in May 1996 and Mobitec GmbH was acquired in June 2001;

•	TwinVision® (Durham, N.C.), established in May 1996;

•	DRI-Europa AB (Göteborg, Sweden), established in February 2001 in connection with our acquisition of Mobitec.

Through the Digital Recorders business unit, we supply the transportation vehicle equipment market with information technology products, including automatic voice announcement systems and related services. Our 500C+ Talking Bus® automatic voice systems product includes four core components: (1) a vehicle logic unit (the DR500C+); (2) an Operator Control Unit; (3) an internal light-emitting diode or LED sign; and (4) a global positioning satellite or GPS navigation system. Our Talking Bus® system automatically provides voice announcements about passenger information including next stop, transfer points, vehicle location, vehicle operational conditions, route and destination identification, and public service messages. The system enhances service and improves mobility for all passengers, assists compliance with the U.S. Americans with Disabilities Act (“ADA”) and also assists the vehicle operator and fleet management personnel with vehicle management and monitoring. The Talking Bus system integrates with other “intelligent transportation systems” technologies on board the vehicles, such as radios and fare collection equipment. Our customers for the Talking

Bus system include transit operating agencies, commercial transportation vehicle operators and manufacturers of those vehicles.

RTI, formerly known as Robinson Turney International, was established in August 1994. We acquired RTI in 1998 and with it acquired the TwinVision® business development and market capability, as well as an exclusive license to Lite Vision Corporation’s display technology. RTI, presently generating minimal business activity, is a marketing consultant devoted to the public transit industry’s needs, primarily those of European-based businesses.

We also, either through internal capability or through contractors, design; manufacture, sell and service new generations of electronic destination sign systems used worldwide on transit and transportation vehicles. These products are sold under the TwinVision® and Mobitec brand names. Mobitec serves the Nordic, South American and selected European markets as well as selected Asian and Mid-Eastern markets. Transit-Media, and its successor company, Transit Media–Mobitec GmbH, serve selected European and Far- and Mid-Eastern markets. TwinVision® serves the North American Free Trade Agreement markets, which consist of the United States, Canada, Mexico and other Latin American countries. Customers include transit operating agencies, commercial transportation vehicle operators and manufacturers of those vehicles.

Originally founded in 1987 and based in Göteborg, Sweden, we believe our Mobitec subsidiary is, according to internal company market calculations, the largest market share supplier of electronic destination sign systems in the Nordic markets. The Nordic market consists of Iceland, Greenland, Sweden, Norway, Denmark and Finland. Mobitec also has business units in Australia, as well as a joint venture in Brazil. We acquired Mobitec in June 2001. DRI-Europa AB was established in 2001 to serve as the umbrella organizational structure for our operations in Europe. As a result, Mobitec and Transit Media–Mobitec are part of DRI-Europa AB. The Mobitec acquisition significantly expanded our geographical reach and cross-selling opportunities.

Law Enforcement and Surveillance Segment. Our law enforcement and surveillance segment consists of our wholly owned subsidiary, Digital Audio Corporation (“Digital Audio” or “DAC”), in Raleigh, North Carolina. We acquired Digital Audio in 1995. Digital Audio serves customers in the federal, state and local law enforcement agencies or organizations in the United States, as well as some of their qualified and eligible counterparts abroad. It produces a line of digital audio filter systems and tape transcribers used to improve the quality and intelligibility of both live and recorded voices. We market Digital Audio products to various customers, including: (1) U.S. federal, state, and local law enforcement agencies or organizations; (2) U.S. military and intelligence organizations; (3) comparable national and regional agencies of foreign governments; and (4) private and industrial security and investigation firms.

An Overview of Our Industry and Markets

The passenger information communications market, served by our transportation communications segment, developed as a result of several factors. In the past, that market was influenced by the ADA, the Clean Air Act, the Intermodal Surface Transportation Efficiency Act (“ISTEA”) and successor legislation, and intelligent transportation systems initiatives. However, a more fundamental and longer-term impetus for development of this market is the need to provide improved passenger information and customer services to operators and riders of transit and transportation vehicles. The Company’s electronic signage and automatic voice announcement and vehicle locating systems provide customers of transit systems with next stop, transfer point, route and destination information, vehicle location and operational condition information, and public service announcements. The ADA initially served to accelerate the trend toward such systems by requiring that fixed-route transit systems announce major stops and transfer points to assist visually challenged passengers. On the public side of this market, mass transit operating authorities can normally draw up to approximately 80 percent of funding for equipment purchases from the U.S. Federal Transit Administration (“FTA”) with the remainder of product acquisition funding being provided by state and local sources. Typical privately funded users of our transit communications sector products include rental car shuttle vehicles and tour vehicle operators.

In the U.S., the Transportation Equity Act of the 21st Century (“TEA-21”), a $41 billion, six-year federal funding initiative, was the follow-up legislation to the Intermodal Surface Transportation Efficiency Act of 1991. That legislation expired in third quarter 2003 and has been continued under a series of Continuing Resolutions pending enactment of new long-term legislation. This is the primary program funding the U.S. public surface transit market at the federal level. TEA-21 and its Continuing Resolutions, as well as replacement legislation under consideration by Congress at this time, promote the development of modern, expanded, intermodal public transit systems nationwide and designate a wide range of tools, services and programs intended to increase the capacity of the nation’s mobility systems. While as much as 80 percent of major capital acquisitions can be federally funded in most instances, overall federal funding in the U.S. transportation communications segment market accounts for roughly 20 percent of all funding of all activities in the U.S. market. The balance comes from a combination of state and local sources and passenger fare revenues. We expect TEA-21 to be reauthorized during the coming twelve month period but we cannot assure you that it will be. Funding for markets outside of the U.S. comes from a variety of sources. These sources vary widely region-to-region and may include combinations of local, regional, municipal, federal and private entities or funding mechanisms. The relative percentage of the various sources of funding varies widely country-to-country and period-to-period making analysis and presentation in any meaningful form problematic at best. However, the U.S. market typically has the largest percentage of funding from governmental sources.

The automatic voice announcement systems market, served by our Digital Recorders business unit, emerged primarily because of ADA legislation. Our Digital Recorders business unit pioneered development of automatic voice announcement technology. Our Digital Recorders Talking Bus® system met favorable acceptance in terms of concept, design, and technology, and was acknowledged to be ADA compliant. That regulatory-driven acceptance has now grown into a basic customer service issue as the automatic voice systems market matures. We believe that about 40 percent of all new bus vehicles in North America contained automatic voice systems in 2002 and 2003. We expect this percentage to slightly increase over the next several years as automatic voice systems reduce cost, decrease maintenance expense and complexity, integrate to deliver other features and services and become perceived as a form of customer service. Our Digital Recorders business unit to date has had minimal international sales, but we believe future acquisitions, cultivating new relationships through Transit Media-Mobitec and Mobitec, as well as pilot projects and alliances established since 1999, may enable Digital Recorders to develop growth in the international market in the future. We believe Digital Recorders holds a significant market share in the stand-alone (as opposed to such systems included in larger integrated information system installations) automatic voice announcement systems market in the U.S.

The automatic vehicle location (“AVL”) capability of the Digital Recorders Talking Bus® system has enabled the Company to expand its served market to include fleet management (“Integrated Systems”) services for operators of transit vehicle systems. A side outcome of this is the ability to provide more and better information to the users of transit systems by placing vehicle information at passenger boarding locations and other strategic locations. In this new business area we have entered into a Teaming Agreement with the GE Transportation Systems Global Signaling — Advanced Communications Systems business unit of General Electric Corporation.

The electronic destination sign market, which is served by Transit Media-Mobitec, TwinVision® and Mobitec, is highly competitive and mature, with business growth closely tied to overall market size, increased market share, or technological advances. Virtually all transit buses manufactured worldwide have some form of destination sign system, and approximately 95 percent of those systems in the U.S. and 70 percent in major international markets are electronic. We believe that TwinVision® holds approximately the same level of market share in the U.S. as its only significant competitor, while Mobitec and Transit Media-Mobitec hold significant market shares internationally. Those market shares vary widely from region to region. For example, we believe Mobitec has a majority of the market share in Nordic markets and we believe that Transit Media-Mobitec has less than 10 percent of the market share in central Europe.

Our Digital Audio subsidiary’s market within the law enforcement and surveillance segment consists of government organizations at the local, state and federal level. Digital Audio also markets its products in North America and approximately 15 foreign countries directly and through a network of dealers. Typically, about 30 percent of Digital Audio’s sales are to international customers, although that percentage varies widely from quarter-to-quarter and year-to-year. Digital Audio’s digital filter and tape transcriber technology reduces background noises that might otherwise make recorded voice signals unintelligible. Additionally, customers use Digital Audio’s products in vibration, acoustic, and communications disciplines in commercial markets.

Our Key Competitors

Most of the markets in which we participate are highly competitive and are subject to rapid technological advances, as well as evolving industry and regulatory standards. We believe the principal competitive factors in all markets we serve include ease of use, after-sales service and support, price, the ability to integrate products with other technologies, maintaining leading edge technology and responding to governmental regulation.

In the transportation communications segment’s electronic destination sign market, we view Luminator Holding L.P., an operating unit of Mark IV Industries, Inc., as our principal competitor. Clever Devices Ltd. and Meister Electronics, LC, are two of our significant competitors in the domestic automatic voice announcement systems market. In the Integrated Systems market we consider INIT GmbH, Siemens Corp, and Orbital Sciences Corporation to be our most significant competitors. Numerous other competitors exist in the international market, most tending to primarily serve discrete territories. Of those international competitors, the more noteworthy, comprising the majority of competitive market-share holders, are: Meister, Apricot, LLE, Hanover Displays, Gorba, INIT, Siemens and Orbital. All of these, with the exception of Orbital and Hanover Displays, are based in Central Europe. Hanover Displays is based in the United Kingdom with the majority market share there, as well as sales in selected regions of the continental European market.

LLE, Hanover Displays, Brose Infosystems, Meister, Siemens and INIT all have sales in the international markets outside of Europe. Orbital is based in the U.S..

Within the law enforcement and surveillance segment, we believe Digital Audio is the dominant market force among the small number of participants in this industry. Filtering products produced for the commercial sound industry by companies such as AKG Acoustics GmbH are not specifically designed for voice filtering. As a result we do not believe companies manufacturing those products pose significant competition. We recognize Adaptive Digital Systems, Inc., REI®, and Intelligent Devices as key competitors in a small industry group that compete with similar technologies.

Our Products and Our Product Design

Transportation Communications Segment. Our current transportation communications products include:

•	DR500C+ Talking Bus® and a replacement technologically-advanced product, the DR600, which we recently introduced;

•	A Software Suite that provides modules for customized transit applications including Computer Aided Dispatch/Automatic Vehicle Location, Central Recording Station, Wireless Data Exchange and Central Recording Station;

•	TwinVision® light-emitting diode (LED) illuminated flip-dot electronic destination sign systems;

•	TwinVision® all-LED electronic destination sign systems;

•	TwinVision® Chromatic Series family of color electronic destination sign systems;

•	ELYSE® and Central Recording Station software; and

•	Mobitec electronic destination sign systems.

This segment accounted for approximately 97 percent of our net sales in 2003 and 96 percent in 2002 and 2001.

The Digital Recorders Talking Bus® system enables voice-announced transit vehicle stops, vehicle location and conditions, and other passenger information, such as next stop, transfer point, route and destination information and public service announcements. The system can be used in transit buses, light rail vehicles, trains, subway cars, people movers, monorails, airport vehicles and tour buses, as well as other private and commercial vehicles. Compliant with ADA and industry-recognized standards, the system uses an open architecture, computer-based microprocessor electronics system design that accommodates additional new features and capabilities including interoperability with third-party equipment. The open architecture design permits expansion to customer size requirements and integration with other electronic systems. It offers software downloading or transfer using an industry standard personal computer memory card international association (“PCMCIA”) format. Wireless downloading also is available. This system is designed to meet the severe operating demands of temperature, humidity, shock, vibration, and other environmental conditions found in typical applications. It is manufactured in an ISO 9002-compliant facility. Programming is accomplished with our proprietary Central Recording Station hardware and software.

When activated by a vehicle operator or by an automatic trigger such as a Global Positioning Satellite signal, the Talking Bus® system provides a digital audio “next stop” announcement properly timed to the route location. Messages can be in any language. Audio messages are stored in flash memory not requiring battery backup.

Our original electronic destination sign products, which are generally known by the TwinVision® and Mobitec brand names, represent state-of-the-art technology licensed to or pioneered by Transit-Media, TwinVision® and Mobitec. The product line includes various models covering essentially all popular applications. Where applicable, these products adhere to ADA requirements and function under industry-recognized standards. They possess an open architecture, microprocessor-based design. The LED-flip-dot product, which we license through our RTI subsidiary, improves distance readability while reducing end-user maintenance expenses. In 2000, TwinVision® and Transit-Media introduced an all-LED, solid-state product. The all-LED product dominates sales of these systems in North America, while the prior generation “flip-dot” type product accounts for the majority of sales by our European subsidiaries including Mobitec. As the name implies, the “all-LED” product eliminates mechanical, moving flip-dots, delivering a further enhancement to distance readability and lowered maintenance expenses.

In 2001, TwinVision® and Transit-Media introduced the TwinVision® Chromatic Series, TwinVision® Chroma I and TwinVision® Chroma IV, which offer our customers greater color flexibility and message display options for route and destination signage. These products incorporate colorized route capabilities while retaining electronic sign system message display advantages for the color-vision impaired. Initial orders for these products were received and delivered in 2002.

Message programming for all of these products is accomplished via proprietary ELYSE® software developed by Transit-Media and refined by TwinVision® or a similar companion software developed by Mobitec. Programming is accomplished through PCMCIA memory card download, and wireless capabilities also are available. In 2002, TwinVision® finalized the second generation of the ELYSE® software to accommodate the advancement to color.

In January 2001, Digital Recorders entered into a license agreement with the University of Washington to use certain technology developed by the Intelligent Transportation Systems Research program at the University under the names “BusView” and “MyBus.” The technology, some of which we have integrated with the Digital Recorders Talking Bus® system, enables transit system users to access information via the Internet, such as schedule data, about the vehicle they wish to board. This technology, combined with our internal developments, is extending the product offerings of the Company into Automatic Vehicle Location, fleet management, Automatic Vehicle Monitoring and off-vehicle passenger information markets.

Law Enforcement and Surveillance Segment. Our Digital Audio subsidiary designs, manufactures, markets and sells a line of digital signal processing instruments and digital-tape transcription machines to law enforcement agencies and organizations worldwide. Humming sounds, room noises, acoustic resonance, muffling, background music, street traffic, and other noises often obscures such recordings. Digital Audio products make the recordings understandable through a sequence of highly specialized adaptive audio filters. Additionally, in a similar process, Digital Audio products can be used in live real-time applications. Digital Audio products have major computational power with the typical digital filter employing multiple microprocessor devices.

In 2001, Digital Audio began development of four new products for law enforcement, intelligence, military and security markets. These products, now well into market launch, are designed to expand our offerings in the areas of audio collection, forensic examination and technical countermeasures applications. The products include:

•	SSABR™, a state-of-the-art, covert solid state digital audio recorder;

•	QuickEnhance QE-10, a new, simplified, digital tape enhancement system for real-time and laboratory use;

•	UltraScope, an ultrasonic spectrum analyzer for audio countermeasures applications; and

•	ProbeAmp, a multi-meter/high-gain amplifier for audio countermeasures applications.

This segment accounted for approximately three percent of our net sales in 2003 and four percent in both 2002 and 2001.

In 2002, Digital Audio launched a joint marketing initiative with Avid Technology, Inc. and Ocean Systems to introduce the Digital Audio QuickEnhance™/AS forensic audio suite plug-in, designed to integrate with the Avid Xpress ® video editing system. The QuickEnhance/AS software is being distributed by Ocean Systems in the U.S. markets and by Matek, Ltd. in the international markets.

In 2002, Digital Audio began to change its core Digital Signal Processing (“DSP”) development efforts from the Motorola DSP56200 processor to the Texas Instruments C6000 series processor technology. DSP is the technology which we generally utilize in the majority of our filtering products. This processor change allowed an increase in computational speed and resources, increased flexibility in application programming, and longer product life cycles due to improved upgrade paths.

Department of Homeland Security

The U.S. Government has established the Department of Homeland Security as the nation focuses on improving its capacity to deal with terrorist and other security threats. We believe this centralized federal focus will increase funding for security-related products and services such as those produced by Digital Audio. We view any increase in government funding related to national security, intelligence and law enforcement initiatives as having the potential to positively influence the opportunity we will have to sell our audio processing solutions in the core traditional security markets, as well as in the transportation communications segment.

Our Marketing and Sales Organization

All of our products are marketed on a direct basis by our sales and marketing personnel or through commissioned independent sales agents and dealers, as appropriate for each business unit, subsidiary and market segment. Marketing and sales activities employ virtually all commonly used techniques, as well as highly refined relationship and contact selling. Techniques include: database marketing; highly selective advertising; direct contact selling; publication of customer newsletters; participation in trade shows and industry conventions; and cooperative activities with systems integrators. Additionally, Digital Audio utilizes specialized continuing education programs to ensure end-users have multiple opportunities to learn about digital signal processing technology and fully comprehend the Digital Audio product operation through hands-on instruction. This continuing education offering is a minor generator of revenue and is primarily used as a marketing tool.

We regularly evaluate alternative modes of promoting and marketing our products and services. Web site and Internet-based marketing techniques currently serve to assist marketing and sales efforts although the custom-specification, request-for-quote nature of our served markets does not yet lend itself to full-scale, Internet-driven marketing and sales efforts.

Customers

We generate a significant portion of our sales from a relatively small number of key customers, the identity of which may vary from year to year. Our major customers (defined as those customers to which we made sales greater than 10 percent of our total sales) in 2003, 2002 and 2001 were transit bus original equipment manufacturers. In 2003, one major customer accounted for 16.2 percent of our net sales, compared to two major customers accounting for 21.9 percent in 2002 and three major customers accounting for 36.4 percent in 2001. The Company sells its products to a limited, fixed set of customers. Concentration and credit risk is therefore a function of orders we receive in any given period of time. Loss of one or more of these larger key customers could have an adverse impact, possibly material, on the Company.

Seasonality, Fluctuation in Results

Our sales are not generally “seasonal” in nature. However, a significant portion of our sales in each of our product lines are to governments or publicly funded entities. In addition, many of our sales to transit equipment manufacturers are themselves related to sales by those manufacturers to governments or publicly funded entities. In general, due to budgetary and funding availability considerations, government purchasing sometimes increases during the last quarter of our fiscal year period. In the U.S., the federal government and many state and local governments operate on an October to September fiscal year. Many of our key international government customers operate on an April to March fiscal year. Also, government agencies occasionally have a tendency to purchase infrequently in large quantities, creating uneven demand cycles throughout the year. This results in periods with little order activity punctuated by periods of intense order activity. This fluctuation in government-related ordering also tends to make our sales patterns uneven and difficult to forecast quarter-to-quarter and year-to-year.

Sales to our customers in both product segments are characterized by lengthy sales cycles that generally extend for a period of two months to 24 months. However, our sales revenues are recognized upon physical shipment of product, and our service revenues are recognized upon completion of the service. Our sales tend to be made pursuant to larger contracts, contemplating deliveries over months or years. Our sales tend to be made pursuant to larger contracts, contemplating deliveries over months or years. However, our sales revenues are not recognized upon physical shipment of product; and our service revenues are recognized upon completion of the service. Purchases by a majority of our customers are dependent, directly or indirectly, on federal, state, and local funding, for both law enforcement activities and public transportation. Law enforcement agencies are the principal customers for our audio products, while manufacturers of transportation equipment, who in turn sell to government agencies or entities dependent on government funding, are the principal customers for our transportation products. Government funding tends to vary significantly from year to year and quarter to quarter. In addition, governmental purchases generally involve a longer lead time than might be the case in the private sector. Further, governmental type purchases generally are required to make acquisitions through a public bidding process. The fact that much of our revenues are derived from relatively large contracts with a small number of customers can result in fluctuations in our revenue, and thus operating results, from quarter-to-quarter and year-to-year.

Our Backlog

Our firm backlog as of December 31, 2003 was $6.5 million compared to $8.5 million as of December 31, 2002, a decrease of 23.5 percent. this decrease was due to timing of the receipt of orders and order cycle fluctuations arising from the factors described under the heading “Seasonality, Fluctuations in Results”. The Company currently anticipates that it will receive all or substantially all of the backlog as of December 31, 2003 during fiscal year 2004.

Our Research and Development

We are committed to the continued technological enhancement of all of our products and to the development or acquisition of products having related applications, although continued development of any product is dependent upon product acceptance in the market place. Our objective is to develop products that are considered to be high quality, technologically advanced, cost competitive, and capable of capturing a significant share of the applicable market. Product development to an advanced technology product offering stage is one of the primary means by which we differentiate our Company from our competition.

We anticipate that technological enhancements to our Talking Bus® system and the TwinVision® and Mobitec electronic destination sign products will continue in the future. This should enhance our ability to integrate these products with other technologies, reduce unit cost of production, advance state-of-the-art technologies in our ongoing program to improve profit margins and increase available marketable product features as well as increase market share and market penetration. Our plan to integrate, and expand upon, licensed portions of the technology developed by the University of Washington into the Talking Bus® system also will allow customers to provide Internet access to passengers. In addition to enhancement of existing products, we currently have totally new generations of products under various stages of development.

In 1996 and 1997, Transit-Media and TwinVision® respectively introduced a new generation display element through the TwinVision® LeDot® electronic route destination signs. The new products combined known and proven benefits of LED with improved electromagnetic flip-dot elements to enhance product performance. These enhancements improved distance readability and reduced maintenance expense. This development, under a product display technology licensed to TwinVision® and Transit-Media through RTI from Lite Vision Corporation at the time, virtually changed the entire electronic route destination sign industry and quickly became the industry standard. This generation of product has subsequently been replaced with other technological advances as noted below.

In 2000, Transit-Media and TwinVision® again led an industry technology change with the wide-spread introduction of a low-energy, high-brightness, all-LED display element that eliminated the mechanical, moving flip-dot typically used in prior generations of electronic route destination signs.

TwinVision® and Transit-Media introduced the TwinVision® Chromatic Series, TwinVision® Chroma I and TwinVision® Chroma IV, in 2001. These products offer customers greater color flexibility in message display options for destination signage. They incorporate colorized message display capabilities while retaining electronic sign system message display advantages for the color vision impaired.

Our research and development activities continued in all business segments during 2003. Research and development expenses were $2,057,313, or 4.7 percent of net sales in 2003, compared to $2,492,428, or 5.5 percent of net sales, in 2002 and compared to $2,648,510, or 7.1 percent of net sales, in 2001. During 2003, certain engineering personnel were used in the development of software that met the capitalization criteria of SFAS No. 86, “Capitalization of Software Development Costs,” which resulted in recording $1,059,844 of 2003 costs as an asset to be amortized as the sales of the software are realized over a period not to exceed three years. This compares to $425,194 in 2002 for such costs. We did not have any costs to be capitalized in 2001. Had these amounts not been capitalized, research and development expenses for the years ended December 31, 2003 and 2002 would have been $3,117,156 and $2,917,622, respectively. Our main research and development projects include Digital Recorder’s new “DR600” on-board platform (vehicle logic unit) for bus automatic vehicle monitoring, automatic vehicle location and automatic vehicle schedule adherence communication systems and programs, and Digital Audio Corporation’s next generation system for digital signal processing products.

Because we believe that technological advances are necessary to maintain and improve our product lines and thus our market position in a highly competitive market environment, we expect to continue to invest a significant amount of capital relative to our revenues on research and development in the foreseeable future. As a result of our high level of research and development spending, we may experience fluctuations in our operating results because costs may be incurred in periods prior to the related or resulting revenues, and because research and development costs fluctuate in accordance with projects undertaken as opposed to being a percentage of revenue or otherwise related to sales.

Our Acquisition History

We acquired Digital Audio in 1995. We also acquired Transit-Media and established TwinVision® in 1996, and we acquired RTI in 1998. Our acquisition of Digital Audio increased our revenue and profit, and provided us with a leading product line and technology development platform in the law enforcement and surveillance market. Our acquisition of Transit-Media provided us with an important European market foothold, as well as the origins of the TwinVision® electronic route destination sign technology. Our acquisition of RTI brought us business development and market capability, as well as direct access to, and control of, a technology license held by RTI and sub-licensed at the time to TwinVision®.

We completed our acquisition of Mobitec in June 2001 as part of our strategy to grow the Company at an accelerated pace through both internal and external means. Mobitec is part of DRI-Europa AB, our corporate framework for international operations that also includes Transit Media-Mobitec GmbH. Together, these subsidiaries primarily serve the European, Nordic, Far and Middle Eastern, South American, Australian, and Asian markets. The acquisition, which significantly expanded our geographical reach and cross-selling opportunities, had a purchase price of approximately $8.0 million paid in a combination of cash, common stock, warrants, and seller financing. See Note 3 to our Consolidated Financial Statements set forth elsewhere in this Form 10-K.

Our Manufacturing Operations

Our principal supplier for the Digital Recorders business unit for most of fiscal year ended 2003, CEA of North Carolina, is a contract-manufacturing firm that produces Digital Recorders-designed equipment. Digital Recorders also performs part of its assembly work in-house. Although we were solely dependent on CEA for most of fiscal year ended 2003 to manufacture products for us, we do not intend to be solely dependent on them or other suppliers for major components in the longer term. In keeping with this policy, the Company executed contracts with other suppliers to perform the service CEA currently provides.

TwinVision® and Transit Media-Mobitec purchase display components and assemblies for electronic destination sign systems from Lite Vision Corporation in Taiwan, the Republic of China, Meccanica UGO Amelie in Impruneta, Italy, Superior Manufacturing Services in West Virginia and UTM in Dallas, Texas. Until January 2004, Lite Vision was one of our major shareholders, holding approximately 12.7 percent of our outstanding common stock, $.10 par value per share (the “Common Stock”). We purchased from Lite Vision approximately $3.5 million and $4.4 million in components and assemblies during 2002 and 2001, respectively, but did not make any purchases from that company in 2003. We have contracts with domestic and foreign electronic manufacturing and/or contract assembly firms to assemble these components and assemblies. Domestic production is compliant with “Buy-America” regulations. In 2002, TwinVision® moved part of its assembly process in-house.

The Digital Audio subsidiary primarily manufactures or assembles its products internally. Printed circuit board components and enclosures are purchased from well-established vendors and small local suppliers. Digital Audio typically works with ISO-certified suppliers.

Mobitec purchases raw materials and components and assembles the majority of its products in Herrljunga, Sweden. These materials are purchased from suppliers not situated in high-risk areas and include suppliers located in Sweden, the Czech Republic, and Germany.

We believe alternative suppliers would be readily available for all raw materials and components for all of our business units.

Our Customer Service

We believe our commitment to customer service has enhanced the customer’s view of our company compared to our competition. Our plan has been to continue to define and refine the sustainable competitive advantage through a service-oriented organization.

Our Proprietary Rights

We currently rely upon a combination of patents, copyrights, alliances, trade secrets, nondisclosure agreements, and licensing agreements to establish and protect our ownership of, and access to, proprietary and intellectual property rights. Our attempts to keep the results of our research and development efforts proprietary may not be sufficient to prevent others from using some or all of such information or technology. In addition, by “designing around” our intellectual property rights, our competitors may be able to offer the same functionality provided by our products without violating our intellectual property rights. We have licenses to certain intellectual property rights under which some of the TwinVision® products are produced. We have registered our Digital Recorders®, Talking Bus® and TwinVision® trademarks, logos, slogans, by-lines, and trade names with the U.S. Patent and Trademark Office.

We intend to pursue new patents and other intellectual property rights protection covering new technologies and developments on an on-going basis. We also intend to use our best efforts to maintain the integrity of our service marks, trade names and trademarks and other proprietary names and protect them from unauthorized use, infringement and unfair competition.

Our Employees

As of December 31, 2003, we employed 154 people, of which 84 were employed domestically and 70 were employed internationally. Our employees were deployed as follows: 53 were in operations; 28 were in engineering; 36 were in sales and marketing; and 37 were in administration. Although European subsidiaries include some limited work-place agreements, our employees are not covered by any collective bargaining agreements and we believe that our employee relations are good. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

Our Directors and Executive Officers

Directors

Russell C. Cleveland, age 64
DRI Director since 2001
Principal Founder, Renaissance Capital Group, Inc., Dallas, Texas

John D. Higgins, age 71
DRI Director since 1998
Retired Senior Vice President, Corporate Finance, Royce Investment Group, Inc./Investec Ernst & Company, Woodbury, N.Y.

J. Phillips L. Johnston, J.D., age 64
DRI Director since 1990
Vice Chairman and Chief Legal Counsel, Remote Lig ht, Inc., Research Triangle Park, N.C.

C. James Meese Jr., age 62
DRI Director since 1991
President, Business Development Associates, Inc., Raleigh, N.C.

Stephanie L. Pinson, age 66
DRI Director since 2001
President, Gilbert Tweed Associates, Inc., New York, N.Y.

John K. Pirotte, age 53
DRI Director since 1996
President, Axxiom Manufacturing, Inc., Sugarland, Texas, and Chairman and Chief Executive Officer, CORPEX Technologies Inc., Raleigh, N.C.

Lawrence A. Taylor, age 57
DRI Director since 2001
Secretary, Chief Financial Officer, and Vice President, Digital Recorders, Inc., Dallas, Texas, and Board of Directors, DRI-Europa AB, Herrljunga, Sweden

David L. Turney, age 60
DRI Director since 1996
Chairman of the Board, Chief Executive Officer, and President, Digital Recorders, Inc., Dallas, Texas, and Chairman of the Board and Managing Director, DRI-Europa AB, Herrljunga, Sweden

Juliann Tenney, J.D., age 51
DRI Director since 1991
Associate Dean, Compliance, Duke University School of Medicine, Durham, N.C.

Officers

Lawrence A. Hagemann, age 60
Executive Vice President and Chief Operating Officer, North Carolina Operations, Digital Recorders, Inc., Durham, N.C.

Gerald Sheehan, age 47
President and General Manager, TwinVision® of North America, Inc. Business Unit, Digital Recorders, Inc., Durham, N.C.

Floyd J. Diaz, age 44
President and General Manager, Digital Recorders Business Unit, Digital Recorders, Inc., Durham, N.C.

Donald Tunstall, age 39
Vice President and General Manager, Digital Audio Corporation Business Unit, Digital Recorders, Inc., Durham, N.C.

Robert W. Huber, age 65
Executive Vice President and Director of Business and Market Development, DRI-Europa AB, Herrljunga, Sweden

Björn Rönnhede, age 42
Managing Director, Mobitec AB Business Unit, DRI-Europa AB, Herrljunga, Sweden

Lawrence A. Taylor, age 57
Secretary, Chief Financial Officer, and Vice President, Digital Recorders, Inc., Dallas, Texas, and Board of Directors, DRI-Europa AB, Herrljunga, Sweden

David L. Turney, age 60
Chairman of the Board, Chief Executive Officer, and President, Digital Recorders, Inc., Dallas, Texas, and Chairman of the Board and Managing Director, DRI-Europa AB, Herrljunga, Sweden

ITEM 2. PROPERTIES

We do not own any real estate. We have five real property lease agreements within the United States and six real property lease agreements elsewhere. Following are our locations, leased areas (square feet = sf, square meters=sm), use, monthly rents and lease expirations. All monthly rental amounts are stated in United States dollars, converting monthly payments in foreign currencies, where applicable, to United States dollars based on the December 31, 2003 exchange rate.

City and State	Country	Area	Use		Monthly Rent	Expiration
Durham, NC	USA	18,484 sf	Office, Service and	(a),(c)	$13,486-17,083	March 2008
			Repair, warehouse
			and assembly
Durham, NC	USA	4,416 sf	Warehouse	(a)	$2,190-2,539	April 2009
Durham, NC	USA	4,000 sf	Warehouse	(a)	$1,983-2,299	April 2009
Durham, NC	USA	4,688 sf	Office and assembly	(b)	$2,715-3,145	April 2009
Dallas, TX	USA	3,000 sf	Office	(c)	4,044	April 2008
Peakhurst	Australia	271 sm	Office	(a)	2,813	November 2006
Caxias do Sul	Brazil	88 sm	Office and assembly	(a)	1,131	Open ended
Weinstadt	Germany	128 sm	Office	(a)	1,045	March 2004
Paris	France	23 sm	Office	(d)	1,123	November 2004
Herrljunga	Sweden	2,000 sm	Office, warehouse	(a),(d)	8,479	March 2006
			and assembly
Ettlingen	Germany	242 sm	Office	(a)	2,173	March 2007

(a) Used by transportation communications segment

(b) Used by law enforcement and surveillance segment

(c) Used by administration - U.S. corporate

(d) Used by administration - international

We believe that our current facilities are adequate and suitable for our current and foreseeable use, absent acquisition. We believe additional office and manufacturing space will be available in, or near, our existing facilities at a cost approximately equivalent to, or slightly higher than, rates currently paid, if needed, to accommodate further internal growth.

ITEM 3. LEGAL PROCEEDINGS

The Company, in the normal course of its operations, is involved in legal actions incidental to the business. In management’s opinion, the ultimate resolution of these matters will not have a material adverse effect upon the current financial position of the Company or future results of operations.

On or about September 17, 2002 the Company received a letter from Clever Devices, Ltd., a New York corporation with its principal place of business located in Syosset, New York (“Clever”). That letter alleged that the StealthMic product of the Company, as introduced to the market in 1999, would infringe U.S. patent number 6,522,754 (“754 Patent”) entitled “Digital Vehicle Microphone System and Method,” which subsequently was issued to Clever by the U.S. Patent Office on February 18, 2003. Upon investigation, and further review by intellectual property counsel of the Company, the Company and such counsel were unable to find any basis whatsoever for this allegation of infringement and so informed Clever on several occasions. Nevertheless, Clever proceeded to assert its position without being willing to engage in constructive dialogue to identify the basis for its allegations or to advance understanding of the issues. Therefore, being uncertain as to the intent of Clever, on April 3, 2003 the Company filed an action in the United States District Court for the Northern District of Texas, Dallas Division (“Court”), an action under the Federal Declaratory Judgment Act, 28 USC 2210 and 2201, and under the Patent Laws of the United States, 35 USC 271. This “declaratory judgment action” sought a finding by the Court to the effect that the Company was not infringing the 754 patent. On May 23, 2003, Clever counter-claimed seeking injunctive relief and unspecified damages. Subsequently, the Company filed further actions with the Court asking that a hearing on claims construction, referred to as a “Markman” hearing, be held prior to any other actions or discovery in this matter. On August 19, 2003, the Court issued an order so requiring a Markman hearing; that hearing was held on February 3, 2004. On March 16, 2004 the Court handed-down its findings on the Markman hearing. While this recent development is still being evaluated by legal counsel, management believes the ruling may support our contention that there is no valid basis for the allegation that the Company infringed any patent claims of Clever. The Company is now awaiting completion of review by legal counsel and discussions are underway between the parties as to any mutually acceptable avenues for settlement. While the Company believes that its position on this matter is correct, there can be no assurance that the case will not proceed to trial in late 2004 and there can be no assurance that the Company would prevail at trial or on subsequent appeal.

The Company, to the best of its ability at all times seeks to avoid infringing, and will not knowingly violate the intellectual property rights of others. The Company believes the allegations of Clever are totally without merit and will proceed to defend its rights to conduct business freely while not infringing upon the legitimate intellectual property rights of Clever.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the shareholders during the fourth quarter of 2003.

PART II

The items comprising Part II will filed in an amendment to this Report, which will be filed with the SEC not later than 15 calendar days following the prescribed due date of this Report pursuant to Rule 12b-25(e) of the Securities Exchange Act of 1934, as amended.

PART III

Certain information required by Part III is incorporated by reference from the Registrant’s definitive proxy statement pursuant to Regulation 14A relating to the annual meeting of shareholders for 2004 (the “Proxy Statement”), which shall be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Report. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS

The response to this Item regarding our directors and executive officers and compliance with Section 16(a) of the Exchange Act by our officers and directors is incorporated herein by reference to the Proxy Statement. Such information is set forth under the sections captioned “Proposal One—To Elect Four Class Three Directors to Serve Until the 2007 Annual Meeting of Shareholders,” “Board of Directors’ Committees — Audit Committee Report,” “Executive Officers and Key Management” and “Section 16(A) Beneficial Ownership Reporting Compliance.”

The response to this Item regarding our Code of Conduct and Ethics is incorporated herein by reference to the Proxy Statement. Such information is set forth in the section captioned “Proposal One — Code of Conduct and Ethics.”

ITEM 11. EXECUTIVE COMPENSATION

The response to this Item is incorporated herein by reference to the Proxy Statement. Such information is set forth in the sections captioned “Executive Compensation” and “Employment Contracts and Termination of Employment and Change-in-Control Arrangements” and is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this Item is incorporated herein by reference to the Proxy Statement. Such information is set forth in the sections captioned “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Named Executive Officers and Directors” and is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this Item is incorporated herein by reference to the Proxy Statement. Such information is set forth in the section captioned “Certain Relationships and Related Transactions” and is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this Item is incorporated herein by reference to the Proxy Statement. Such information is set forth in the section captioned “Board of Directors’ Committees—Audit Committee Report” and is incorporated herein by reference; provided, however, that the Audit Committee Report included under that caption is not incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

To be filed in an amendment to this Report, which will be filed with the SEC not later than 15 calendar days following the prescribed due date of this Report pursuant to Rule 12b-25(e) of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL RECORDERS, INC.

Signature:	/S/ DAVID L. TURNEY

By:	David L. Turney
Title:	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)
Date:	March 30, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:	/S/ DAVID L. TURNEY

By:	David L. Turney
Title:	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)
Date:	March 30, 2004

Signature:	/S/ LAWRENCE A. TAYLOR

By:	Lawrence A. Taylor
Title:	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)
Date:	March 30, 2004

Signature:	/S/ RUSSELL C. CLEVELAND

By:	Russell C. Cleveland
Title:	Director
Date:	March 30, 2004

Signature:	/S/ JOHN D. HIGGINS

By:	John D. Higgins
Title:	Director
Date:	March 30, 2004

Signature:	/S/ C. JAMES MEESE JR.

By:	C. James Meese Jr.
Title:	Director
Date:	March 30, 2004

Signature:	/S/ J. PHILLIPS L. JOHNSTON, J.D.

By:	J. Phillips L. Johnston, J.D.
Title:	Director
Date:	March 30, 2004

Signature:	/S/ STEPHANIE L. PINSON

By:	Stephanie L. Pinson
Title:	Director
Date:	March 30, 2004

Signature:	/S/ JOHN K. PIROTTE

By:	John K. Pirotte
Title:	Director
Date:	March 30, 2004

Signature:	/S/ JULIANN TENNEY, J.D.

By:	Juliann Tenney, J.D.
Title:	Director
Date:	March 30, 2004