Form 10-K/A
period 2003-12-31
DIGITAL RECORDERS INC
filed 2004-04-15
CIK 853695

The following items were the subject of a Form 12b-25 and are included herein:
Items 5, 6, 7, 7A, 8, 9 and 9A of Part II and Item 15 of Part IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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
Securities registered pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

The NASDAQ SmallCap Market®
Common Stock, $.10 Par Value	Boston Stock Exchange, Inc.®
(Title of Each Class)	(Name of Each Exchange on Which Registered)

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

Explanatory Note

This Amendment No. 1 to Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 30, 2004 (the “Original 10-K”), is being filed to provide disclosure of Items 5, 6, 7, 7A, 8, 9, and 9A of Part II and Item 15 of Part IV, which Digital Recorders, Inc. omitted from the Original 10-K, pursuant to Rule 12b-25(e) of the Securities and Exchange Act of 1934, as amended. In addition, this Amendment No. 1 amends and restates the Original 10-K in its entirety in order to make certain minor revisions to the items contained therein.

FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Forward-looking statements can be identified by words such as “anticipate,” “expect,” “plan,” “believe,” “estimate,” “predict,” or “project.” It is important to note our actual results could differ materially from those contemplated in our forward-looking statements as a result of various factors, including those described in Item 7, Management’s Discussion and Analysis, under the caption “Factors Affecting Our Business and Prospects” and Item 7A, “Quantitative and Qualitative Disclosure About Market Risk.” Among other factors, our results will be affected, perhaps materially, by general economic conditions, the availability of national government assistance to local transportation authorities, the adoption and implementation of regulations concerning public transportation services, the plans and prospects of competitors, currency fluctuations, and our ability to attract and retain personnel. We are under no duty to update any of the forward-looking statements after the date of this Form 10-K to conform such statements to actual results.

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

Transportation Communications Segment. Our transportation communications segment produces products sold worldwide within the passenger information communication market. We sell to transportation vehicle equipment customers generally in two broad categories, including: (1) end-user customers, and (2) Original Equipment Manufacturers (“OEM”). Our end-user customers include: (1) municipalities; (2) regional transportation districts; (3) federal, state, and local departments of transportation; (4) transit agencies; (5) public, private, or commercial operators of vehicles; and (6) rental car agencies. Our OEM customers are the manufacturers of transportation vehicles. The relative percentage of sales to end customers compared to OEM customers varies widely and frequently from quarter-to-quarter and year-to-year and within products and product lines comprising our mix of total revenue in any given period. Our transportation communications segment consists of the following units and wholly owned subsidiaries:

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

Through the Digital Recorders business unit, we supply the transportation vehicle equipment market with information technology products, including automatic voice announcement systems and related services. Our 500C+ Talking Bus® automatic voice systems product includes four core components: (1) a vehicle logic unit (the DR500C+); (2) an Operator Control Unit; (3) an internal light-emitting diode or LED sign; and (4) a global positioning satellite or GPS navigation system. Our Talking Bus® system automatically provides voice announcements about passenger information including next stop, transfer points, vehicle location, vehicle operational conditions, route and destination identification, and public service messages. The system enhances service and improves mobility for all passengers, assists compliance with the U.S. Americans with Disabilities Act (“ADA”) and also assists the vehicle operator and fleet management personnel with vehicle management and monitoring. The Talking Bus® system integrates with other “intelligent transportation systems” technologies on board the vehicles, such as radios and fare collection equipment. Our customers for the Talking Bus® system include transit operating agencies, commercial transportation vehicle operators and manufacturers of those vehicles.

RTI, formerly known as Robinson Turney International, was established in August 1994. We acquired RTI in 1998 and with it acquired the TwinVision® business development and market capability, as well as an exclusive license to Lite Vision Corporation’s display technology. RTI, presently generating minimal business activity, is a marketing consulting firm devoted to the public transit industry’s needs, primarily those of European-based businesses.

We also, either through internal capability or through contractors; design, manufacture, sell and service new generations of electronic destination sign systems used worldwide on transit and transportation vehicles. These products are sold under the TwinVision® and Mobitec brand names. Mobitec serves the Nordic, South American and selected European markets as well as selected Asian and Mid-Eastern markets. Transit-Media, and its successor company, Transit Media-Mobitec GmbH, serve selected European and Far- and Mid-Eastern markets. TwinVision® serves the North American Free Trade Agreement markets, which consist of the United States, Canada, Mexico and other Latin American countries. Customers include transit operating agencies, commercial transportation vehicle operators and manufacturers of those vehicles.

Originally founded in 1987 and based in Göteborg, Sweden, we believe our Mobitec subsidiary is, according to internal company market calculations, the largest market share supplier of electronic destination sign systems in the Nordic markets. The Nordic market consists of Iceland, Greenland, Sweden, Norway, Denmark and Finland. Mobitec also has business units in Australia, as well as a joint venture in Brazil. We acquired Mobitec in June 2001. DRI-Europa AB was established in 2001 to serve as the umbrella organizational structure for our operations in Europe. As a result, Mobitec and Transit Media-Mobitec are part of DRI-Europa AB. The Mobitec acquisition significantly expanded our geographical reach and cross-selling opportunities.

Law Enforcement and Surveillance Segment. Our law enforcement and surveillance segment consists of our wholly owned subsidiary, Digital Audio Corporation (“Digital Audio” or “DAC”), in Durham, North Carolina. We acquired Digital Audio in 1995. Digital Audio serves customers in the federal, state and local law enforcement agencies or organizations in the United States, as well as some of their qualified and eligible counterparts abroad. It produces a line of digital audio filter systems and tape transcribers used to improve the quality and intelligibility of both live and recorded voices. We market Digital Audio products to various customers, including: (1) U.S. federal, state, and local law enforcement agencies or organizations; (2) U.S. military and intelligence organizations; (3) comparable national and regional agencies of foreign governments; and (4) private and industrial security and investigation firms.

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

Our Key Competitors

Most of the markets in which we participate are highly competitive and are subject to rapid technological advances, as well as evolving industry and regulatory standards. We believe the principal competitive factors in all markets we serve include ease of use, after-sales service and support, price, the ability to integrate products with other technologies, maintaining leading edge technology, and responding to governmental regulation.

In the transportation communications segment’s electronic destination sign market, we view Luminator Holding L.P., an operating unit of Mark IV Industries, Inc., as our principal competitor. Clever Devices Ltd. and Meister Electronics, LC, are two of our significant competitors in the domestic automatic voice announcement systems market. In the Integrated Systems market we consider INIT GmbH, Siemens Corp, and Orbital Sciences Corporation to be our most significant competitors. Numerous other competitors exist in the international market, most tending to primarily serve discrete territories. Of those international competitors, the more noteworthy, comprising the majority of competitive market-share holders, are: Meister, Apricot, LLE, Hanover Displays, Gorba, INIT, Siemens, and Orbital. All of these, with the exception of Orbital and Hanover Displays, are based in Central Europe. Hanover Displays is based in the United Kingdom with the majority market share there, as well as sales in selected regions of the continental European market. LLE, Hanover Displays, Brose Infosystems, Meister, Siemens and INIT all have sales in the international markets outside of Europe. Orbital is based in the U.S.

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

Our Products and Our Product Design

Transportation Communications Segment. Our current transportation communications products include:

•	DR500C+ Talking Bus® and a replacement technologically advanced product, the DR600, which we recently introduced;

•	A Software Suite that provides modules for customized transit applications including Computer Aided Dispatch/Automatic Vehicle Location, Wireless Data Exchange and Central Recording Station;

•	TwinVision® light-emitting diode (LED) illuminated flip-dot electronic destination sign systems;

•	TwinVision® all-LED electronic destination sign systems;

•	TwinVision® Chromatic Series family of color electronic destination sign systems;

•	ELYSE® and Central Recording Station software; and

•	Mobitec electronic destination sign systems.

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

In 2001, TwinVision® and Transit-Media introduced the TwinVision® Chromatic Series, TwinVision® Chroma I and TwinVision® Chroma IV, which offer our customers greater color flexibility and message display options for route destination signage. These products incorporate colorized route capabilities while retaining electronic sign system message display advantages for the color-vision impaired. Initial orders for these products were received and delivered in 2002.

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

In 2001, Digital Audio began development of four new products for law enforcement, intelligence, military and security markets. These products, now well into market launch, are designed to expand our offerings in the areas of audio collection, forensic examination and technical countermeasures applications. The products include:

•	SSABR™, a state-of-the-art, covert, solid-state digital audio recorder;

•	QuickEnhance QE-10, a new, simplified, digital tape enhancement system for real-time and laboratory use;

•	UltraScope, an ultrasonic spectrum analyzer for audio countermeasures applications; and

•	ProbeAmp, a multi-meter/high-gain amplifier for audio countermeasures applications.

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

In 2002, Digital Audio began to change its core Digital Signal Processing (“DSP”) development efforts from the Motorola DSP56200 processor to the Texas Instruments C6000 series processor technology. DSP is the technology that we generally utilize in the majority of our filtering products. This processor change allowed an increase in computational speed and resources, increased flexibility in application programming, and longer product life cycles due to improved upgrade paths.

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

Customers

We generate a significant portion of our sales from a relatively small number of key customers, the identity of which may vary from year to year. Our major customers (defined as those customers to which we made sales greater than 10 percent of our total sales) in 2003, 2002 and 2001 were transit bus original equipment manufacturers. In 2003, one major customer accounted for 16.2 percent of our net sales, compared to two major customers accounting for 21.9 percent in 2002, and three major customers accounting for 36.4 percent in 2001. The Company sells its products to a limited, fixed set of customers. Concentration and credit risk is therefore a function of orders we receive in any given period of time. Loss of one or more of these larger key customers could have an adverse impact, possibly material, on the Company.

Seasonality, Fluctuation in Results

Our sales are not generally “seasonal” in nature. However, a significant portion of our sales in each of our product lines are to governments or publicly funded entities. In addition, many of our sales to transit equipment manufacturers are themselves related to sales by those manufacturers to governments or publicly funded entities. In general, due to budgetary and funding availability considerations, government purchasing sometimes increases during the last quarter of our fiscal year period. In the U.S., the federal government and many state and local governments operate on an October to September fiscal year. Many of our key international government customers operate on an April to March fiscal year. Also, government agencies occasionally have a tendency to purchase infrequently in large quantities, creating uneven demand cycles throughout the year. This results in periods with little order activity punctuated by periods of intense order activity. This fluctuation in government-related ordering also tends to make our sales patterns uneven and difficult to forecast quarter-to-quarter and year-to-year results.

Sales to our customers in both product segments are characterized by lengthy sales cycles that generally extend for a period of two months to 24 months. However, our sales revenues are recognized upon physical shipment of product, and our service revenues upon completion of the service. Our sales tend to be made pursuant to larger contracts, contemplating deliveries over months or years. Purchases by a majority of our customers are dependent, directly or indirectly, on federal, state, and local funding, for both law enforcement activities and public transportation. Law enforcement agencies are the principal customers for our audio products, while manufacturers of transportation equipment, who in turn sell to government agencies or entities dependent on government funding, are the principal customers for our transportation products. Government funding tends to vary significantly from year to year and quarter to quarter. In addition, governmental purchases generally involve a longer lead time than might be the case in the private sector. Further, governmental type purchases generally are required to make acquisitions through a public bidding process. The fact that much of our revenues are derived from relatively large contracts with a small number of customers can result in fluctuations in our revenue and, thus, operating results, from quarter to quarter and year to year.

Our Backlog

Our firm backlog as of December 31, 2003 was $6.5 million compared to $8.5 million as of December 31, 2002, a decrease of 23.5 percent. This decrease was due to 1) timing of the receipt of orders; and, 2) order cycle fluctuations arising from the factors described under the heading “Seasonality, Fluctuations in Results”; and, 3) relatively fewer long-term orders in the marketplace; and, 4) a degree of market uncertainty arising, in our opinion, out of the transition from the expired “TEA-21” (see page 4) authorizing legislation through a series of continuing resolutions to the pending new authorizing legislation. The Company currently anticipates that it will ship all, or substantially all, of the backlog as of December 31, 2003 during the fiscal year 2004.

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

We anticipate that technological enhancements to our Talking Bus® system and the TwinVision® and Mobitec electronic destination sign products will continue in the future. This should enhance our ability to integrate these products with other technologies, reduce unit cost of production, advance state-of-the-art technologies in our ongoing program to improve profit margins, and increase available marketable product features as well as increase market share and market penetration. Our plan to integrate, and expand upon, licensed portions of the technology developed by the University of Washington into the Talking Bus® system also will allow customers to provide Internet access to passengers. In addition to enhancement of existing products, we currently have totally new generations of products under various stages of development.

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

TwinVision® and Transit-Media introduced the TwinVision® Chromatic Series, TwinVision® Chroma I and TwinVision® Chroma IV, in 2001. These products offer customers greater color flexibility in message display options for destination signage. They incorporate colorized message display capabilities while retaining electronic sign system message display advantages for the color-vision impaired.

Our research and development activities continued in all business segments during 2003. Research and development expenses were $2,057,312 or 4.7 percent of net sales in 2003, compared to $2,492,428, or 5.5 percent of net sales, in 2002, and compared to $2,648,510, or 7.1 percent of net sales, in 2001. During 2003, certain engineering personnel were used in the development of software that met the capitalization criteria of SFAS No. 86, “Capitalization of Software Development Costs,” which resulted in recording $1,059,844 of 2003 costs as an asset to be amortized as the sales of the software are realized over a period not to exceed three years. This compares to $493,293 and $223,046 for such costs for the years ended December 31, 2002 and 2001, respectively. Had these amounts not been capitalized, research and development expenses for the years ended December 31, 2003, 2002 and 2001 would have been $3,117,156, $2,985,721 and $2,871,556, respectively. Our main research and development projects include Digital Recorder’s new “DR600” on-board platform (vehicle logic unit) for bus automatic vehicle monitoring, automatic vehicle location and automatic vehicle schedule adherence communication systems and programs, and Digital Audio Corporation’s next generation system for digital signal processing products.

Because we believe that technological advances are necessary to maintain and improve our product lines and, thus, our market position in a highly competitive market environment, we expect to continue to invest a significant amount of capital relative to our revenues on research and development in the foreseeable future. As a result of our high level of research and development spending, we may experience fluctuations in our operating results because costs may be incurred in periods prior to the related or resulting revenues, and because research and development costs fluctuate in accordance with projects undertaken as opposed to being a percentage of revenue or otherwise related to sales.

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

Our Manufacturing Operations

Our principal supplier for the Digital Recorders business unit for most of fiscal year ended 2003, CEA of North Carolina (“CEA”), is a contract-manufacturing firm that produces Digital Recorders-designed equipment. Digital Recorders also performs part of its assembly work in-house. Although we were solely dependent on CEA for most of fiscal year ended 2003 to manufacture products for us, we do not intend to be solely dependent on them or other suppliers for major components in the longer term. In keeping with this policy, the Company executed contracts with other suppliers to perform the service CEA currently provides.

TwinVision® and Transit Media-Mobitec purchase display components and assemblies for electronic destination sign systems from Lite Vision Corporation in Taiwan, the Republic of China, Meccanica UGO Amelie in Impruneta, Italy, Superior Manufacturing Services in West Virginia and UTM in Dallas, Texas. Until January 2004, Lite Vision was one of our major shareholders, holding approximately 12.7 percent of our outstanding common stock, $.10 par value per share (the “Common Stock”). We purchased from Lite Vision Corporation approximately $3.5 million and $4.4 million in components and assemblies during 2002 and 2001, respectively, but did not make any purchases from that company in 2003. We have contracts with domestic and foreign electronic manufacturing and/or contract assembly firms to assemble these components and assemblies. Domestic production is compliant with “Buy-America” regulations. In 2002, TwinVision® moved part of its assembly process in-house.

The Digital Audio subsidiary primarily manufactures or assembles its products internally. Printed circuit board components and enclosures are purchased from well-established vendors and small local suppliers. Digital Audio typically works with ISO-certified suppliers.

Mobitec purchases raw materials and components and assembles the majority of its products in Herrljunga, Sweden. These materials are purchased from suppliers not situated in high-risk areas and include suppliers located in Sweden, The Czech Republic, and Germany. Mobitec AB has two principal suppliers, BUSE s.r.o. in the Czech Republic and Elecktronikpartner AB in Sweden providing display components and assemblies for electronic designation sign systems.

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

Our Directors and Executive Officers

Directors

The following persons currently serve on our Board of Directors:

Russell C. Cleveland, age 64
DRI Director since 2001
Principal Founder, Renaissance Capital Group, Inc., Dallas, Texas

John D. Higgins, age 71
DRI Director since 1998
Retired Senior Vice President, Corporate Finance, Royce Investment Group, Inc./Investec Ernst & Company, Woodbury, N.Y.

J. Phillips L. Johnston, J.D., age 64
DRI Director since 1990
Vice Chairman and Chief Legal Counsel, Remote Light, Inc., Research Triangle Park, N.C.

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
DRI Director since 1991
Associate Dean, Compliance, Duke University School of Medicine, Durham, N.C.

Officers

The following persons (in addition to Mr. Turney and Mr. Taylor, who are listed above) are our Executive Officers:

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

City and State	Country	Area		Use		Monthly Rent	Expiration
Durham, NC	USA	18,484	sf	Office, Service and Repair, warehouse and assembly	(a),(c)	$13,486-17,083	March 2008
Durham, NC	USA	4,416	sf	Warehouse	(a)	$2,190-2,539	April 2009
Durham, NC	USA	4,000	sf	Warehouse	(a)	$1,983-2,299	April 2009
Durham, NC	USA	4,688	sf	Office and assembly	(b)	$2,715-3,145	April 2009
Dallas, TX	USA	3,000	sf	Office	(c)	$4,044	April 2008
Peakhurst	Australia	271	sm	Office	(a)	$2,813	November 2006
Caxias do Sul	Brazil	88	sm	Office and assembly	(a)	$1,131	Open ended
Weinstadt	Germany	128	sm	Office	(a)	$1,045	March 2004
Paris	France	23	sm	Office	(d)	$1,123	November 2004
Herrljunga	Sweden	2,000	sm	Office, warehouse and assembly	(a),(d)	$8,479	March 2006
Ettlingen	Germany	242	sm	Office	(a)	$2,173	March 2007

(a) Used by transportation communications segment
(b) Used by law enforcement and surveillance segment
(c) Used by administration — U.S. corporate
(d) Used by administration — international

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

On or about September 17, 2002 the Company received a letter from Clever Devices, Ltd. (“Clever”), a New York corporation with its principal place of business located in Syosset, New York. That letter alleged that the StealthMic product of the Company, as introduced to the market in 1999, would infringe U.S. patent number 6,522,754 (“‘754 Patent”) entitled “Digital Vehicle Microphone System and Method,” which subsequently was issued to Clever by the U.S. Patent Office on February 18, 2003. Upon investigation, and further review by intellectual property counsel of the Company, the Company and such counsel were unable to find any basis whatsoever for this allegation of infringement and so informed Clever on several occasions. Nevertheless, Clever proceeded to assert its position without being willing to engage in constructive dialogue to identify the basis for its allegations or to advance understanding of the issues. Therefore, being uncertain as to the intent of Clever, on April 3, 2003 the Company filed an action in the United States District Court for the Northern District of Texas, Dallas Division (“Court”), an action under the Federal Declaratory Judgment Act, 28 USC 2210 and 2201, and under the Patent Laws of the United States, 35 USC 271. This “declaratory judgment action” sought a finding by the Court to the effect that the Company was not infringing the 754 patent. On May 23, 2003, Clever counter-claimed seeking injunctive relief and unspecified damages. Subsequently, the Company filed further actions with the Court asking that a hearing on claims construction, referred to as a “Markman” hearing, be held prior to any other actions or discovery in this matter. On August 19, 2003, the Court issued an order so requiring a Markman hearing; that hearing was held on February 3, 2004. On March 16, 2004 the Court handed-down its findings on the Markman hearing. While this recent development is still being evaluated by legal counsel, management believes the ruling may support its contention that there is no valid basis for the allegation that the Company infringed any patent claims of Clever. The Company is now awaiting completion of review by legal counsel and discussions are underway between the parties as to any mutually acceptable avenues for settlement. While the Company believes that its position on this matter is correct, there can be no assurance that the case will not proceed to trial in late 2004 and there can be no assurance that the Company would prevail at trial or on subsequent appeal.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our Common Stock is quoted on the NASDAQ Small Cap Market® under the symbol “TBUS” and on the Boston Stock Exchange under the symbol “TBU.” The following table sets forth the range of high and low closing bid prices, as reported by the Nasdaq Small Cap Market®, from January 1, 2002 through December 31, 2003. The prices set forth reflect inter-dealer quotations, without retail markups, markdowns or commissions, and do not necessarily represent actual transactions.

Year Ended December 31, 2002	High	Low
First Quarter	$3.50	$2.40
Second Quarter	3.65	2.30
Third Quarter	3.05	2.14
Fourth Quarter	2.62	2.00
Year Ended December 31, 2003
First Quarter	$2.80	$2.01
Second Quarter	3.00	2.31
Third Quarter	2.73	2.24
Fourth Quarter	3.00	2.37

We estimate that, as of March 30, 2004, there were approximately 900 record holders of Common Stock of the Company.

We have not paid cash dividends on our Common Stock nor do we anticipate doing so in the foreseeable future. In addition, our current credit facility restricts the payment of dividends upon any class of stock except on the Company’s preferred stock. We also have outstanding several classes of preferred stock having dividend rights that have priority over any dividends payable to holders of common stock.

Equity Compensation Plan Information

The following table provides information, as of the end of fiscal 2003, with respect to all compensation plans and individual compensation arrangements of the Company under which equity securities of the Company are authorized for issuance to employees or non-employees:

			Number of Securities Remaining
	Number of Securities to	Weighted-Average	Available for Future Issuance
	be Issued Upon Exercise	Exercise Price of	Under Equity Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities Reflected in
	Warrants and Rights	Warrants and Rights	Column A)
Plan Category	(a)	(b)	(c)
1993 Incentive Stock Option Plan	849,500	$2.36	None
2003 Stock Option Plan	161,000	$2.45	14,000

Total	1,010,500	$2.40	14,000

Issuance of Unregistered Securities

Each issuance set forth below was made in reliance upon the available exemptions from registration requirements of the Securities Act, contained in Section 4(2), on the basis that such transactions did not involve a public offering. We determined that the purchasers of securities described below were sophisticated investors who had the financial ability to assume the risk of their investment in our securities and acquired such securities for their own account and not with a view to any distribution thereof to the public. The certificates evidencing the securities bear legends stating that the securities are not to be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements.

During the second quarter of 2003, the Company issued, in private placements, shares of Series E Redeemable Nonvoting, Convertible, Preferred Stock (“Series E Stock”). As of December 31, 2003, the Company had sold 363 shares of the Series E Stock for an aggregate gross purchase price of $1,815,000 ($5,000 per share) to 24 private investors. Series E Stock is convertible at any time into shares of the Common Stock at a conversion price of $3.00 per share of Common Stock, subject to certain adjustments, and, prior to conversion, does not entitle the holders to any voting rights, except as may be required by law. The Company does not have the right to require conversion. Holders of Series E Stock are entitled to receive cumulative quarterly dividends when, and if declared by the Board of Directors, at the rate of 7 percent per annum on the liquidation value of $5,000 per share. Series E Stock is redeemable at the option of the Company at any time, in whole or in part, at a redemption price equal to the liquidation value plus accrued and unpaid dividends. Holders of Series E Stock do not have the right to require redemption.

On November 10, 2003, the Company closed the sale of 300 shares of Series F Convertible Preferred Stock (“Series F Stock”), par value $.10 to Dolphin Offshore Partners, L.P. (“Dolphin”) for a purchase price of $1.5 million. The terms of the Series F stock were subsequently amended, as described below. The Series F Stock was convertible at any time into shares of the Company’s Common Stock at a conversion price of $2.35 per share of Common Stock, subject to certain adjustments, which was the market price of the Company’s Common Stock at the time the parties reached agreement on terms. Prior to conversion, the Series F Stock votes as a single class with holders of Common Stock on an as-if-converted basis. The shares are mandatorily convertible into Common Stock if the Company’s Common Stock hits certain targeted trading prices or upon the conversion of certain subordinated debentures previously issued by the Company (two investment funds managed by Renaissance Capital Group, Inc. — See Note 7(b) “Long-Term Debt”). Dividends were not payable on the Series F Stock, as originally issued, for the first five years after issuance. If certain trading price targets were not met by the Company’s Common Stock within five years after issuance, the conversion price would have been reduced and dividends would thereafter have begun to accrue and be payable quarterly on the Series F Stock at the rate of 10% per annum on the liquidation value (initially, $1.5 million, or $5,000 per share). The Series F Stock is not redeemable at the option of holder, and was to have been redeemable by the Company only if and when dividends began to accrue. In connection with the sale of the Series F Stock to Dolphin, the Company issued warrants (the “Dolphin warrants”) to Dolphin to purchase 319,149 shares of the Company’s Common Stock at an exercise price of $3.00 per share, subject to certain adjustments. The Dolphin warrants were exercisable at any time, for a period of seven years after issuance. The Company also granted to Dolphin a right of first refusal to purchase, in connection with future equity offerings by the Company, for a period of five years after the Series F Stock issuance date, a sufficient number of the securities issued in such equity offering to maintain its proportionate ownership interest in the Company, on a diluted basis. The Company also granted to Dolphin certain rights to have the shares of Common Stock underlying the Series F Stock and issuable upon the exercise of the Dolphin warrants registered with the Securities and Exchange Commission. Pursuant to the registration rights agreement, the conversion price of the Series F Stock and the exercise price of the Dolphin warrants were subject to being decreased if the Company did not file appropriate registration statements or cause such registration statements to be declared effective by certain dates. In connection with the issuance of the Series F Stock, the Company recorded during the fourth quarter a charge against income available for common shareholders of $702,626 based upon the relative fair value of the stock and warrants.

On April 1, 2004, the Company agreed to a restructuring of the terms of the $1.5 million in Series F Stock. The restructuring was necessary in order to meet certain requirements of The Nasdaq Stock Market relating to issuances of voting securities and securities convertible into common stock.

The Series F Stock continues to be convertible at any time into shares of the Company’s Common Stock; however, the conversion price has been reduced from $2.35 to $2.00 per share of Common Stock. All anti-dilution adjustment provisions that could have resulted in future decreases in the conversion price have been eliminated, with the exception of typical adjustments for stock splits, common stock dividends, reclassifications and similar events. The Series F Stock continues to vote as a single class with the Common Stock prior to conversion. However, the terms of the Series F Stock have been restated to cap the number of votes, so that Dolphin is entitled to a number of votes equal to the liquidation preference of the Series F Stock divided by $2.35, rather than voting on a fully as-if-converted basis.

As a result of the restructuring, Dolphin will receive quarterly dividends commencing as of November 10, 2003, and continuing for as long as any of the shares of Series F Stock remain outstanding, at the rate of 3.0% per annum on the liquidation preference. The dividends are initially payable in additional shares of Series F Stock having a liquidation preference equal to the dividend amount. The number of shares of Series F Stock that can be issued as dividends without the approval by the holders of the Common Stock is capped at 15.5576 shares, in order to maintain the number of shares that Dolphin has the right to acquire upon conversion of the Series F Stock, without shareholder approval, at less than 20% of the number of shares of Common Stock outstanding prior to the initial issuance of Series F Stock to Dolphin. The dividend rate will increase to 10% per annum after five years if the Common Stock does not meet certain trading price thresholds before then.

On March 29, 2004, the Board of Directors adopted Articles of Amendment giving effect to the foregoing revisions and increasing the number of authorized shares of the Series F Stock from 300 shares to 400 shares.

In connection with the revisions to the terms of the Series F Stock, the Company and Dolphin agreed to terminate the Dolphin warrants.

Corresponding changes have been made to the terms of the registration rights agreement.

The Series E Stock and the Series F Stock have equal priority with respect to liquidation, and shares of both series have liquidation preferences prior to the Company’s outstanding shares of Series AAA Preferred Stock and Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below as of and for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 has been derived from our audited consolidated financial statements. This information should be read in conjunction with “Item 1. Description of Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as the audited consolidated financial statements and notes thereto included in “Item 8. Financial Statements and Supplementary Data.”

On June 28, 2001, the Company and its wholly owned subsidiary, DRI-Europa AB, acquired all of the outstanding stock of Mobitec, a Swedish manufacturer of electronic route destination sign systems. The acquisition was accounted for as a purchase and the results of the Mobitec operations since the date of acquisition are included in the consolidated financial statements. We experienced significant growth between 2000 and 2002 primarily due to our acquisition strategy. Therefore, we may not experience the same rate of growth in 2004. We did not make any acquisitions in 2003, and revenue growth was significantly less than in the prior three years.

Statements of Operations Data:

	YEARS ENDED DECEMBER 31,
	2003	2002	2001	2000	1999
Net sales	$44,026,242	$45,137,986	$37,215,352	$29,886,168	$22,441,234
Gross profit	17,250,212	16,274,994	13,825,786	10,905,599	7,886,100
Operating income (loss)	(420,275)	724,218	418,843	232,754	(283,029)
Net loss applicable to common shareholders	(2,232,508)	(366,503)	(61,735)	(456,463)	(776,572)
Net loss applicable to common shareholders per common share
Basic	$(0.58)	$(0.10)	$(0.02)	$(0.14)	$(0.24)
Diluted	$(0.58)	$(0.10)	$(0.02)	$(0.14)	$(0.24)
Weighted average number of common shares and common equivalent shares outstanding:
Basic	3,873,133	3,746,119	3,495,954	3,274,108	3,274,075

Diluted	3,873,133	3,746,119	3,495,954	3,274,108	3,274,075

	DECEMBER 31,
Balance Sheet Data:	2003	2002	2001	2000	1999
Current assets	$18,677,183	$20,177,571	$18,000,755	$15,515,456	$10,971,984
Total assets	34,551,896	33,383,186	28,810,149	17,820,225	13,184,573
Current liabilities	16,334,982	17,855,617	10,248,857	12,217,721	7,034,938
Long term debt	6,647,052	7,737,940	11,601,020	—	—
Minority interest	338,199	267,566	208,659	—	—
Redeemable preferred stock	—	1,770,000	1,770,000	1,770,000	1,770,000
Stockholders’ equity	11,231,663	5,752,063	4,981,613	3,832,504	4,379,635

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT ARE IN ITEM 8 OF THIS DOCUMENT.

Business — General

We directly or through contractors, design, manufacture, sell, and service information technology and audio surveillance technology products through two major business segments. These two business segments are: (1) the transportation communications segment; and (2) the law enforcement and surveillance segment. While service is a significant aspect of our marketing strategy, it is not yet a material generator of revenue and was approximately 1 percent to 2 percent of net sales for the years ended December 31, 2003, 2002, and 2001.

Our transportation communications segment produces products sold worldwide within the passenger information communication industry and market. We transact our sales with transportation vehicle equipment customers generally in two broad categories. Those categories are firstly end customers, including: (1) municipalities; (2) regional transportation districts; (3) federal, state, and local departments of transportation; (4) transit agencies; (5) public, private, or commercial operators of vehicles; and (6) rental car agencies; and secondly, OEMs of transportation vehicles. The relative percentage of sales to end customers as compared to OEM customers varies widely and frequently from quarter to quarter and year to year and within products and product lines comprising our mix of total revenue in any given period.

Our law enforcement and surveillance segment serves customers in the U.S. federal, state, and local law enforcement agencies or organizations, as well as their counterparts abroad. We produce a line of digital audio filter systems and tape transcribers used to improve the quality and intelligibility of both live and recorded voices. We market our law enforcement and surveillance products domestically and internationally to law enforcement entities and other customers in or supporting government organizations.

Sales to our customers are characterized by a lengthy sales cycle that generally extends for a period of two to 24 months. In addition, purchases by a majority of our customers are dependent upon federal, state and local funding that may vary from year to year and quarter to quarter.

We recognize product revenue upon shipment of products to customers and service revenue upon completion of the service. Because our operations are characterized by significant research and development expenses preceding product introduction, net sales and certain related expenses may not be recorded in the same period, thereby producing fluctuations in operating results. Our dependence upon large contracts and orders, as well as upon a small number of relatively large customers or projects, increases the magnitude of fluctuations in operating results particularly on a period to period, or period over period, comparison basis. For a more complete description of our business, including a description of our products, sales cycle and research and development, see “Item 1. Business.”

Critical Accounting Policies

Our significant accounting policies and methods used in the preparation of the Consolidated Financial Statements are discussed in Note 1 of the Notes to Consolidated Financial Statements. The following is a listing of the Company’s critical accounting policies and a brief description of each:

•	Allowance for doubtful accounts;

•	Inventory valuation;

•	Intangible assets and goodwill;

•	Income taxes, including deferred tax assets; and

•	Revenue recognition

Allowance for Doubtful Accounts. Our allowance for doubtful accounts relate to trade accounts receivable. It reflects our estimate of the amount of our outstanding accounts receivable that are not likely to be collected for one reason or another. Most of the Company’s sales are to large OEM equipment manufacturers or to state or local governmental units or authorities, so management’s expectation of losses from true collectibility problems resulting from insolvency or actual inability to pay is low. However, we also include amounts in the allowance for doubtful accounts when the credit of the customer may not be at issue, but a dispute exists over precise purchase order or invoice terms or quality of the product or service. The allowance for doubtful accounts is an estimate prepared by management based upon identification of the collections of specific accounts and the overall condition of the receivable portfolios. We analyze our trade receivables, the customer relationships underlying the receivables, historical bad debts, customer credits, customer concentrations, customer credit-worthiness, current economic trends, and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Also, if we conclude that a disagreement or dispute has arisen with a customer over products or services provided on account, we may add to our allowance for doubtful accounts. Likewise, should we determine that we would be able to collect more of our receivables than previously estimated, an adjustment to the allowance would increase income in the period such determination was made. The allowance for doubtful accounts is reviewed periodically and adjustments are recorded as deemed necessary. Our allowance for doubtful accounts will generally increase or decrease in the future as our sales increase or decrease. We do not expect our allowance for doubtful accounts to increase or decrease materially, as a percentage of sales, in coming years as a result of any trends in the credit worthiness of our customers or as a result of an increase or decrease in disputes with customers regarding the terms of purchase orders or invoices or acceptability of the products or services. However, to the extent that our sales in parts of the world, such as the Middle East, South America or Africa, increase as a percentage of all sales, our allowance for doubtful accounts may also increase relative to sales to reflect the lower credit quality of governmental or publicly funded entities in those areas and the general instability of certain parts of those regions. At December 31, 2003, our allowance for doubtful accounts decreased to $115,142 from $146,066 for 2002. This decrease of 21.2 percent was greater than the 2.5 percent decrease in net sales over the same period and does not relate to any general trend. The Company makes its evaluation on facts and circumstances related to specific customers.

Inventory Valuation. We periodically evaluate the carrying amount of inventory based upon the identification of inventory to achieve current shipping forecasts and provide sufficient inventory to meet both warranty and post-warranty component requirements. The Company, as a part of the sale, typically extends a warranty term generally ranging from one to three years. The Company accounts for this liability through a warranty reserve on the balance sheet. Additionally, in special situations, the Company may, solely at its discretion, use extended or post warranty services as a marketing tool. In these instances, the expense is treated as a period cost and is in all respects discretionary. Many of our customers have contractual or legal requirements which dictate an extended period of time for us to maintain replacement parts. Our evaluation involves a multi-element approach incorporating inventory turnover and the stratification of inventory by risk category, among other elements. The approach incorporates both recent historical information and management estimates of trends. Our approach is intended to take into consideration potential excess and obsolescence in relation to our installed base, engineering changes, uses for components in other products, return rights with vendors and end of manufacture. If any of the elements of our estimate were to deteriorate, additional write-downs may be required. The inventory write-down calculations are reviewed periodically and additional write-downs are recorded as deemed necessary.

Intangible Assets and Goodwill. In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” became effective and, as a result, we ceased to amortize goodwill at January 1, 2002. We recorded approximately $162,202 and $126,342 of intangible amortization during 2003 and 2002, respectively. We recorded approximately $430,393 of goodwill and intangible amortization during 2001. Net intangible assets and goodwill amounted to approximately $12,193,405 as of December 31, 2003. The Company does not have any indefinite life intangible assets. In lieu of amortization, SFAS No. 142 requires that we perform an impairment review of goodwill at least annually. SFAS No. 142 requires us to test goodwill for impairment at a level referred to as a reporting unit. Goodwill is considered impaired and a loss is recognized when the carrying value of a reporting unit exceeds its fair value. We use a number of valuation methods including quoted market prices, discounted cash flows and revenue multiples to determine fair value. We have completed our goodwill impairment evaluation in connection with the adoption of the new standard and determined that there is no impairment of goodwill as of the date of adoption. Management is not aware of any events, through the date of the Company’s Annual Report on Form 10-K, which indicates that an impairment has been experienced. Management is also unaware of any circumstance or trend that is reasonably likely to give rise to impairment in the Company’s goodwill valuations.

Income Taxes. We are required to pay income taxes in each of the jurisdictions in which we operate. Thus, we pay income taxes in the U.S., several states, and in a number of foreign countries. Each of these jurisdictions has its own laws and regulations, some of which are quite complex and some of which are the subject of disagreement among experts and authorities as to interpretation and application. The estimation process for preparation of our financial statements involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that the deferred tax assets will be recovered from future taxable income, reversal of deferred tax liabilities and other sources. To the extent that we believe recovery is not likely, we must establish a valuation allowance. When a valuation allowance is recorded or adjusted in a period, we must include an entry within the tax provision in the statement of operations. We have established a valuation allowance to reduce the carrying amount of recorded deferred tax assets to an amount management believes is more likely than not to be realized. In the event we were to determine that we would be able to realize additional (or less) deferred tax assets in the future, an adjustment to the net deferred tax asset would increase or decrease income in the period such determination was made. If the valuation allowance needs to be increased, income tax expense for that period would increase.

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

Revenue Recognition. Revenue from product sales is recognized upon shipment to customers based upon the defined shipping terms. Even though the Company receives customer sales orders that may require scheduled product deliveries over several months, sales revenues are only recognized upon physical shipment of the product to the customer. Service revenues are recognized upon completing the service. Service revenues include product repair not under a warranty agreement, city route mapping, product installation, training, consulting to transit authorities and funded research and development projects. Service revenues were not a significant source of revenue for 2003, 2002, and 2001, but may increase in future periods due to higher post warranty repairs, retrofit installation and other service related revenues not offered in previous years.

Results of Operations

The following discussion provides an analysis of our results of operations and liquidity and capital resources. This should be read in conjunction with our consolidated financial statements and related notes thereto. The operating results of the years presented were not significantly affected by inflation.

The following table sets forth the percentage of our revenues represented by certain items included in our Statements of Operations:

	Years Ended December 31,
	2003	2002	2001
Net sales	100.0%	100.0%	100.0%
Cost of sales	60.8	63.9	62.9

Gross profit	39.2	36.1	37.1

Operating expenses:
Selling, general and administrative	35.5	28.9	28.9
Research and development	4.7	5.5	7.1

Total operating expenses	40.2	34.4	36.0

Operating income (loss)	(1.0)	1.7	1.1
Other expense, foreign currency translation and interest	(1.5)	(1.8)	(2.2)

Income (loss) before income tax benefit (expense)	(2.5)	(0.1)	(1.1)
Income tax benefit (expense)	(0.2)	(0.1)	1.4

Income (loss) before minority interest in income of consolidated subsidiary	(2.7)	(0.2)	0.3
Minority interest in consolidated subsidiary	(0.2)	(0.1)	—

Net income (loss)	(2.9)%	(0.3)%	0.3%

COMPARISON OF OUR RESULTS FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

Net Sales and Gross Profit

Our net sales for the year ended December 31, 2003 decreased $1,111,744 or 2.5 percent, from $45,137,986 for the year ended December 31, 2002 to $44,026,242 for the year ended December 31, 2003. Our gross profit for the year ended December 31, 2003 increased $975,218, or 6.0 percent, from $16,274,994 for the year ended December 31, 2002 to $17,250,212 for the year ended December 31, 2003. Following is a discussion of these changes in net sales and gross profit by segment.

Transportation Communications Segment. For the year ended December 31, 2003, sales for our transportation communications segment decreased $981,185, or 2.3 percent, from $43,550,637 for the year ended December 31, 2002 to $42,569,452 for the year ended December 31, 2003. The decrease resulted from a decrease in U.S. domestic sales revenues of $3,978,851 partially offset by an increase in international sales of $2,997,666. The decrease in U.S. domestic sales in 2003 was attributed to late year contract shifts to 2004 and order timing difficulties as more fully described in Footnote 2; “Management Plans”. The net sales for the three months ended December 31, 2003 was $9,975,728 as compared to $13,035,873 for the three months ended December 31, 2002. The decrease of $3,060,145 or 23.5% and was primarily the result of the order shifts and ultimate cancellation of certain transit authority orders due to contract differences. See Note 20, Quarterly Financial Data. The canceled orders are extraordinary and the underlying issues leading to such cancellation are not likely to materialize in 2004. All of these orders may or may not be realized in 2004 and, to the extent realized, may not be incremental to the year 2004 as planned. The increase in international sales is attributed to higher sales in the Nordic and Brazilian markets, but also attributed to higher foreign currency translations differences between average foreign currency exchange rates in 2002 and 2003. The increase in net sales due to foreign currency fluctuations in 2003 was approximately $2.6 million and is not expected to be that significant in 2004 as compared to prior years where foreign currency fluctuations were more radical when the U.S. dollar continued to weaken. The Company has no control over the foreign currency fluctuations and does not require the use of currency hedging tools as the respective foreign companies primarily transact business in its functional currency thereby reducing the impact of foreign currency translation differences. If the U.S. dollar strengthens compared to the foreign currencies converted, it is possible the total sales reported n U.S. dollars could decline. Product prices on sales of products which comprise a majority of our revenue have declined in the year ended December 31, 2003 as compared to the prior year due to competition. Our expected sales growth in the transportation communications segment will be dependent upon the expansion of new products and technology, as well as our expansion into new geographic areas. We believe our relatively high market share positions in most markets preclude significant sales growth from increased market share.

Our transportation communications segment gross profit for the year ended December 31, 2003 increased $1,021,970, or 6.8 percent, from $15,072,753 for the year ended December 31, 2002 to $16,094,723 for the year ended December 31, 2003. As a percentage of segment sales, our gross profit was 37.8 percent of our net segment sales in 2003 as compared to 34.6 percent during 2002. The net increase of $1,021,970 was attributed to the international operations which realized a net margin increase of $1,078,179 offset by a small margin decrease of $56,209 in the U.S. domestic gross margins. Substantially due to a lower revenue volume realized in certain products involved in the above noted order shifts and delays, the U.S. domestic gross margins remained relatively flat for 2003 after realizing a sales revenue decrease of $3,978,851. As a percent of sales, the U.S. companies increased average gross margins from 31.7% in 2002 to 36.4% in 2003 and was primarily attributed to decreases in key components in the electronic destination sign systems. The consolidated international operations realized average gross margins in 2003 of 39.9% and 40.6% in 2002. The slight decrease in gross margins is attributed to product mix and introduction in 2003 of the lower priced ALL LED sign systems in the European markets. The gross margins are affected by selling prices which are expected to be relatively stable in the near term and direct cost of materials and services to manufacture and assemble the company’s products. The Company expects to realize gross margin improvements in 2004 reflecting the full effect of 2003 initiatives and through negotiating with suppliers lowered unit component costs, introduced technology improvements decreasing the overall system cost and began in-house production of sub-assemblies such as cabling and wire hardness assemblies that are less expensive than third party manufactured harness assemblies. We believe improvement in our gross profit percentage is dependent upon overall economic and competitive conditions in the transportation sector, introduction of new technology products, and the continued success of our on-going cost reduction programs.

Law Enforcement and Surveillance Segment. For the year ended December 31, 2003, sales for our law enforcement and surveillance segment decreased $130,559 or 8.2 percent, from $1,587,349 for the year ended December 31, 2002 to $1,456,790 for the year ended December 31, 2003. The decrease is attributed to the reallocation of federal and state funds to support post 911 security issues as well as a delay in approval of the 2003 U.S. federal budget.

Our segment gross profit for the year ended December 31, 2003 decreased $46,752, or 3.9 percent, from $1,202,241 for the year ended December 31, 2002 to $1,155,489 for the year ended December 31, 2003. As a percentage of segment sales, our gross profit was 79.3 percent of our net segment sales in 2003 as compared to 75.7 percent during 2002. The increase in gross margin percent was primarily attributed to higher sales revenue from a special research project for a foreign government having lower material costs than traditional products. The lower sales to the U.S. Federal Government primarily contributed to the decline in gross margins. We believe improvement in our gross profit percentage is dependent upon overall economic and competitive conditions in the law enforcement and surveillance sector, introduction of new technology products, and the continued success of our on-going cost reduction programs.

The Company expects to increase operating income in 2004 due to the cost and overhead reduction programs and increasing sales in selected product lines through more aggressive pricing and increase in both U.S. domestic and foreign distribution channels.

Selling, General and Administrative, Research and Development Expenses

Our selling, general and administrative expenses for the year ended December 31, 2003 increased $2,554,827, or 19.6 percent, from $13,058,348 for the year ended December 31, 2002 to $15,613,715 for the year ended December 31, 2003. The majority of this increase was attributed to a net increase in compensation and benefits of $784,185; an increase in depreciation of $355,851; an increase in legal expense of $284,760; an increase in audit and tax services of $135,485; an increase in travel related expense of $82,096 along with a $815,051 increase in all other general operating and administrative expenses. The increase also includes foreign currency fluctuations, but the overall increase is attributed to additional personnel added during the year to support the additional requirements of reporting and management; increase in average health care benefits and taxes; higher legal expenses in patent litigation, higher audit and tax services due to changes in regulations such as from the Sarbanes-Oxley Act; higher depreciation from increases in capital asset purchase and capitalization of internal developed systems and software and general economic increases in goods and services. As a percentage of our sales, these expenses were 35.5 percent for the year ended December 31, 2003 and 28.9 percent for the year ended December 31, 2002. Management believes these expenses will decrease as a percentage of our sales in future periods as our revenue increases and we continue to focus on expense and cost reduction and controls. However, our selling, general and administrative expenses may increase in future periods due to: (1) expansion into other geographic areas; (2) expansion through acquisition; and (3) introduction of new products and services.

Our research and development expenses for the year ended December 31, 2003 decreased $435,116, or 17.5 percent, from $2,492,428 for the year ended December 31, 2002 to $2,057,312 for the year ended December 31, 2003. This category of expenses includes internal engineering personnel and outside engineering expense for software and hardware development, sustaining product engineering and new product development. As a percentage of net sales, these expenses decreased from 5.5 percent in 2002 to 4.7 percent in 2003. During 2003, certain engineering personnel were used in the development of software that met the capitalization criteria of SFAS No. 86, “Capitalization of Software Development Costs,” which resulted in recording of $1,059,844 of 2003 costs as an asset that will be amortized as the sales of the software are realized and over a period no longer than three years. Had this amount not been capitalized, research and development expenses for the year ended December 31, 2003 would have been $3,117,156 as compared to $2,985,721 for the year ended December 31, 2002. In the longer term, we expect these expenses to remain in the same general range as a percentage of sales, as in the past three years (approximately 5 percent to 8 percent).

Operating Income

The net change in our operating income for the year ended December 31, 2003 was a decrease of $1,444,493 from operating income of $724,218 for the year ended December 31, 2002 to a net operating loss of $420,275 for the year ended December 31, 2003. This decrease is primarily due to decreased sales in both operating segments and higher operating expenses and personnel costs. The more significant increases in selling, general and administrative expenses were in the U.S. parent entities expense categories of legal, audit, tax, accounting and bank fees.

Other Expense and Income Tax Expense

Our total other expense for the year ended December 31, 2003 was $680,096, a net decrease in expense of $132,750 as compared to $812,666 for 2002. This decrease was primarily due to higher net foreign translation gains that totaled $332,493 for 2003 as compared to $309,456 for 2002 and an increase in net other income and expense totaling $61,864. The Company does not expect to realize any significant foreign translation gains in 2004 as the functional currencies are expected to stabilize and remain similar to the rates at December 31, 2003. The net interest expense decreased $57,669 from $1,150,962 for 2002 to $1,093,293 for 2003. The decrease in interest expense was due to a decrease in the weighted average outstanding balance of long-term debt partially offset by lower interest rates.

Our net income tax expense consisting primarily of net deferred tax expense was $109,610 for the year ended December 31, 2003, as compared with an income tax expense of $42,148 for the year ended December 31, 2002. In 2003 our current tax expense of $1,229, arising from foreign jurisdictions, was partially offset by deferred tax benefits of $110,839 arising primarily from United States federal and state jurisdictions.

Net Loss Applicable to Common Shareholders

The net change in our net loss applicable to common shareholders for the year ended December 31, 2003 was an increase of $1,866,005 from a net loss of $366,503 for the year ended December 31, 2002 to a net loss of $2,232,008 for the year ended December 31, 2003. This decrease is primarily the result of the net operating loss before minority interest in income of consolidated subsidiary of $1,100,371 for the year ended December 31, 2003 and recording a non-cash beneficial conversion charge of $702,626 on issuance of Series F convertible preferred stock. See Note 8 — Preferred Stock.

Profit Improvement in 2003

In 2003, we estimate that approximately $400,000 of profit improvement was realized from various profit improvement initiatives. This is partially evidenced by the gross margin improvement during 2003. See Note 2, “Management’s Plans, in the notes to financial statements included elsewhere in this report under the heading “Reduce the costs of Company products and operating costs”

COMPARISON OF OUR RESULTS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

Net Sales and Gross Profit

Our net sales for the year ended December 31, 2002 increased $7,922,634, or 21.3 percent, from $37,215,352 for the year ended December 31, 2001 to $45,137,986 for the year ended December 31, 2002. Our gross profit for the year ended December 31, 2002 increased $2,449,208, or 17.7 percent, from $13,825,786 for the year ended December 31, 2001 to $16,274,994 for the year ended December 31, 2002. Following is a discussion of these changes in net sales and gross profit by segment.

Transportation Communications Segment. For the year ended December 31, 2002, sales for our transportation communications segment increased $8,004,148, or 22.5 percent, from $35,546,489 for the year ended December 31, 2001 to $43,550,637 for the year ended December 31, 2002. This results from an increase in international sales of $5,893,473 and increase in domestic sales of $2,110,675. The increase in international sales is primarily attributed to the inclusion of Mobitec sales for a full twelve months in 2002 as compared to sales in 2001 when Mobitec sales were only included from June 27, 2001 through December 31, 2001. The total sales of only the Mobitec companies in 2002 were $12,169,284 as compared to $5,865,936 for the post acquisition period in 2001. The increase in domestic sales is attributed to higher volumes to existing customers as well as sales to new customers of both existing and new products. Product prices on sales of products which comprise a majority of our revenue have declined in the year ended December 31, 2002 as compared to the prior year due to competition. Sales growth in the transportation communications segment will continue to be dependent upon the expansion of new products and technology, as well as our expansion into new geographic areas. We believe our relatively high market share positions in most markets precludes significant sales growth from increased market share.

Our transportation communications segment gross profit for the year ended December 31, 2002 increased $2,552,888, or 20.4 percent, from $12,519,865 for the year ended December 31, 2001 to $15,072,753 for the year ended December 31, 2002. As a percentage of segment sales, our gross profit was 34.6 percent of our net segment sales in 2002 as compared to 35.2 percent during 2001. International operations contributed $3,057,763 of the increase in gross profit for 2002. This was offset by a decrease of $608,555 due to lower margins and lower revenues from certain higher margin products in the domestic transportation communications segment. We believe improvement in our gross profit percentage is dependent upon overall economic and competitive conditions in the transportation sector, introduction of new technology products, and the continued success of our on-going cost reduction programs.

Law Enforcement and Surveillance Segment. For the year ended December 31, 2002, sales for our law enforcement and surveillance segment decreased $81,514, or 4.9 percent, from $1,668,863 for the year ended December 31, 2001 to $1,587,349 for the year ended December 31, 2002. The decrease is attributed to the reallocation of federal and state funds to support post 911 security issues as well as a delay in approval of the 2003 U.S. federal budget.

Our segment gross profit for the year ended December 31, 2002 decreased $103,680, or 7.9 percent, from $1,305,921 for the year ended December 31, 2001 to $1,202,241 for the year ended December 31, 2002. As a percentage of segment sales, our gross profit was 75.7 percent of our net segment sales in 2002 as compared to 78.3 percent during 2001. Lower sales to the U.S. Government contributed to these results. We believe improvement in our gross profit percentage is dependent upon overall economic and competitive conditions in the law enforcement and surveillance sector, introduction of new technology products, and the continued success of our on-going cost reduction programs.

Selling, General and Administrative, Research and Development Expenses

Our selling, general and administrative expenses for the year ended December 31, 2002 increased $2,299,915, or 21.4 percent, from $10,758,433 for the year ended December 31, 2001 to $13,058,348 for the year ended December 31, 2002. The majority of this increase was attributed to the acquisition of Mobitec in June 2001, which had a full twelve months of activity in 2002 as compared to the prior year period; Mobitec was acquired June 27, 2001. As a percentage of our sales, these expenses remained level at 28.9 percent in 2001 and in 2002. Management believes these expenses will decrease as a percentage of our sales in future periods. However, our selling, general and administrative expenses may increase in future periods due to: (1) expansion into other geographic areas; (2) expansion through acquisition; and (3) introduction of new products and services.

Our research and development expenses for the year ended December 31, 2002 decreased $156,082, or 5.9 percent, from $2,648,510 for the year ended December 31, 2001 to $2,492,428 for the year ended December 31, 2002. This category of expenses includes internal engineering personnel and outside engineering expense for software and hardware development, sustaining product engineering and new product development. As a percentage of net sales, these expenses decreased from 7.1 percent in 2001 to 5.5 percent in 2002. During 2002, certain engineering personnel were used in the development of software that met the capitalization criteria of SFAS No. 86, “Capitalization of Software Development Costs,” which resulted in recording $185,938 of 2002 costs as an asset that will be amortized as the sales of the software are realized and over a period no longer than three years. Had this amount not been capitalized, research and development expenses for the year ended December 31, 2002 would have been $2,678,366 as compared to $2,648,510 for the year ended December 31, 2001. In the longer term, we expect these expenses to remain in the same general range as a percentage of sales, as in the past three years (approximately 5 percent to 8 percent).

Operating Income

The net change in our operating income for the year ended December 31, 2002 was an increase of $305,375 or 72.9 percent, from operating income of $418,843 for the year ended December 31, 2001 to net operating income of $724,218 for the year ended December 31, 2002. This increase is primarily due to increased sales from a full year of operating the Mobitec companies in the transportation communications segment partially offset by increased personnel and operating expenses for a full year of operating Mobitec. In addition, we increased our head count in field technicians and support personnel, hourly assembly labor and two employees in U.S. corporate administration. The more significant increases in other expenses were in: (1) the U.S. parent of the parent entities segment of the administrative expense categories of audit, tax, and accounting fees (increase of $237,936); (2) American Public Transportation Association trade show expense ($184,884), as this expense is incurred every three years when the public transportation industry trade show convenes; (3) insurance-other (increase of $67,745 for Directors’ and Officers’ insurance premiums); (4) rent for building and office space (increase of $91,992); and (5) travel and lodging (increase of $38,950).

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

Our net income tax expense was $42,148 for the year ended December 31, 2002, as compared with an income tax benefit of $533,135 for the year ended December 31, 2001. In 2002 our current tax expense of $183,209, arising primarily from foreign jurisdictions, was partially offset by deferred tax benefits of $141,061 arising primarily from U.S. federal and state jurisdictions. In 2001, our income tax benefit was primarily attributed to a reduction in the valuation allowance for deferred tax assets, which were more likely than not to be realized based upon projected taxable income in the appropriate jurisdictions.

Our Liquidity and Capital Resources

The Company’s net working capital as of December 31, 2003 was $2,342,201 compared to $2,321,954 as of December 31, 2002. Our principal sources of liquidity from current assets included cash and cash equivalents of $970,222, trade and other receivables of $7,354,283 and inventories of $9,797,610. The U.S. asset based lending agreement provides for borrowings up to 85% of eligible trade accounts receivable and up to 35% of eligible inventory. The lending relationship with our foreign bank allows 75% advance rates on trade accounts receivable and 50% on inventory. The present asset based lending agreements are sufficient for day to day cash requirements although the Company would like to level out the sometimes erratic monthly sales volume thereby permitting liquidity projections to be more easily maintained and controlled. The Company continues to decrease the average sales outstanding on accounts receivable and expects to decrease inventory through better materials requirement planning, reworking what otherwise might be considered slow moving inventory and negotiate lower component prices through volume purchase programs. The most significant current liabilities included short-term bank and asset based borrowings of $5,893,051, accounts payable of $6,456,870, accrued expenses of $2,334,050, and current maturities of long-term debt, deferred tax liabilities and dividends payable of $1,249,110, $193,918 and $117,983, respectively. Trade accounts payable and relationships with our suppliers and vendors enables the Company to utilize trade accounts payable as short term cash flow sources during periods of erratic sales which has historically been experienced with large end of quarter shipments. The short term bank borrowings are primarily asset based lending agreements and directly related to the sales and customer account collections. The senior asset based revolving debt with LaSalle Business Credit Corp (“LaSalle”) is classified as a current liability rather than a long-term liability. The Loan Agreement with LaSalle was negotiated with the intent the revolving debt be classified and managed as long-term debt, however, Emerging Issues Task Force (EITF) Issue No. 95-22 “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement”, requires the Company to classify all of our outstanding debt under the bank facility as a current liability. The Loan Agreement has a subjective acceleration clause which could enable the bank to call the loan, but such language is customary in asset based lending agreements and management does not expect the bank to use this particular clause to inhibit the Company to do business under the agreement. It is our intention to manage the bank credit facility as long-term debt with a final maturity date in 2006, as provided for in the agreement that we signed.

Our operating activities provided cash of $1,717,988 the year ended December 31, 2003. Primary sources of cash included decreases in trade and other receivables of $3,739,507. The increased collections decreased the short term bank loans thereby increasing liquidity by 15% to 25% as the advance rates on eligible trade accounts receivable is 85% in the U.S. and 75% in the foreign countries. Primary uses of cash included an increase in inventories of $341,536, decreases in accounts payable and accrued expenses of $838,783 and $115,920, respectively. The decrease in trade accounts receivable is a direct result of the lower fourth quarter sales and aggressive collections efforts to manage accounts receivable. The balance of net cash used by operating activities of $701,319 resulted from the net loss of $2,027,219 partially offset by non-cash expenses for deferred taxes, depreciation, intangible amortization, bad debt and minority interest in the amount of $1,335,901. The Company’s working capital requirements will continue to increase with growth in our sales, primarily due to the timing between when we must pay our suppliers and the time we receive payment from our customers.

Our investing activities used cash of $1,591,641 for the year ended December 31, 2003. The primary use of cash was for expenditures relating to: (1) internally developed software; and (2) purchases of computer, test, and office equipment. Cash flows from investing activities were a result of equipment asset sales. We do not anticipate any significant expenditures for, or sales of, capital equipment in the near future.

Our financing activities generated net cash of $695,554 for the year ended December 31, 2003. Our primary sources of cash were from the issuance of convertible preferred stock in the gross amount of $3,140,000. Expenses related to the issuance of the preferred stock were $286,661. Our primary uses of cash for financing activities were payment of dividends and repayment of borrowings under the asset based lending agreement and credit lines. The future dividend requirements will increase in 2004 due to the additional Series E convertible preferred stock holders receiving quarterly payments for a full year. In November 2003, the Company paid off the loan with the previous asset based lender, Guaranty Business Credit, in the amount of $3,584,070 and secured new funding from LaSalle in the amount $3,684,070, inclusive of the closing fee of $100,000. Net cash from financing activities was used to fund working capital requirements and for the purchase of fixed assets.

Our Financing Activities in 2003

Commencing in the second quarter of 2003, the Company issued, pursuant to private placements, shares of Series E Redeemable Nonvoting Convertible Preferred Stock. As of December 31, 2003, the Company had sold 363 shares to 24 private investors for an aggregate purchase price of $1.8 million. See Part II, Item 5, “Market For the Registrant’s Common Equity and Related Shareholder Matters — Issuance of Unregistered Securities,” for a description of the terms of the Series E Stock. The Company used the proceeds of its sale of Series E stock, after payment of offering expenses, to service debt and for other general purposes.

On March 6, 2003, the Company announced that at a special meeting of the Series AAA Preferred Stock shareholders, the holders of the Series AAA Preferred Stock approved an amendment to the Articles of Incorporation to remove the mandatory redemption date, which would have occurred in December 2003. The Company may now redeem the Series AAA Preferred Stock at its sole discretion upon providing preferred shareholders with appropriate written notice. Had the holders of the Series AAA Preferred Stock not approved the amendment, the Company would have to pay the redemption price, which is equal to the liquidation preference, in December 2003. The liquidation preference equals $5,000 per share, plus all accrued and unpaid dividends, which at December 31, 2003 was $1,858,500.

On June 26, 2003, the Company and one of its shareholders, who held an unsecured promissory note of the Company, agreed to: (1) convert $350,000 of the note, which was issued June 28, 2001, was payable in full June 28, 2004 and had a balance of $2,111,235, to Common Stock and (2) extend the due date on the remaining note balance of $1,761,235 to June 28, 2005. The note requires three incrementally increasing quarterly payments beginning July 1, 2004 in the amounts of $50,000, $75,000 and $100,000 with the remaining balance in the amount of $1,536,235 due June 28, 2005. The unsecured note has an annual interest rate of 9 percent paid annually increasing to 10 percent beginning July 1, 2004.

On November 6, 2003, the Company entered into a Loan and Security Agreement with LaSalle Business Credit, LLC, pursuant to which the Company received a three-year senior secured $10 million revolving credit facility (the “New Credit Facility”). Borrowings under the New Credit Facility will bear interest at LaSalle Bank’s publicly announced prime rate plus 1 percent and are secured by substantially all the assets of the Company’s domestic operations. The Company immediately borrowed $3,684,070 under the New Credit Facility to fully retire the outstanding debt under its then existing senior line of credit with Guaranty Business Credit Corporation, which line of credit was terminated and pay closing costs. Available borrowings under the New Credit Facility will be used for acquisitions, working capital and general corporate purposes in connection with the Company’s domestic operations.

On November 10, 2003, the Company closed the sale of 300 shares of Series F Convertible Preferred Stock (“Series F Stock”), par value $.10, to Dolphin Offshore Partners, L.P. (“Dolphin”) for a purchase price of $1.5 million. See Part II, Item 5, “Market For the Registrant’s Common Equity and Related Shareholder Matters — Issuance of Unregistered Securities,” for a description of the terms of the Series F Stock. The Company used the proceeds of its sale of Series F stock, after payment of offering expenses, to service debt and for other general purposes.

Our Planned Financing Activities in 2004

The Company Board of Directors and management initiated plans and strategies in 2002 to improve the operating results and to reduce the pressure on liquidity. The primary elements of the Company’s strategies, objective, plans and actions were to restructure the working capital line of credit, secure more subordinated financing and permanent capital, reduce the costs of Company products and operating costs, increase revenues through new product introductions and strategic alliances and better manage working capital and assets. A discussion of the progress through December 31, 2003 on these plans, the expected impact for 2004 and other management plans follows.

Working Capital Loan

On November 6, 2003, the Company replaced its asset-based lender and agreement with a new three-year agreement (the “Credit Agreement”) with LaSalle Business Credit LLC. The Credit Agreement provides up to $10.0 million in borrowing to be used for acquisitions, working capital and general corporate purposes. The $10 million limit includes $2.0 million for Letters of Credit and $0.5 million for term loans. See Note 7 for further discussion of the terms. The availability of borrowings under this line of credit depends on a daily calculation of a borrowing base, which is a function of eligible accounts receivable and inventory. The allowable amounts under the new agreement exceed the amounts under the prior agreement. The new agreement contains financial covenants as well as a clause which would allow the lender to deem the agreement in default if it felt there was a material adverse change. The Company did not comply with the financial covenants as of December 31, 2003 and believed it was necessary to reset the financial covenants required in 2004. In April 2004 the lender agreed to waive the objective financial covenants as of December 31, 2003, set covenants for 2004 that management believes will be attained and agreed that the financial results for 2003 would not be deemed a material adverse change. Management believes these arrangements for 2004 will provide the Company adequate working capital financing.

Management presently does not anticipate the need to secure additional debt financing, negotiate debt restructurings or negotiate conversion of trade payables to equity to mitigate liquidity pressures in 2004. However, the Company will pursue all appropriate measures to address liquidity pressures should cash flow prove unsatisfactory in 2004.

Secure Subordinated Debt and Permanent Capital. In 2003, the Board of Directors approved plans that included raising up to $4 million of new equity. That plan was substantially realized in 2003 through elimination of the existing mandatory redemption clause the Series AAA Preferred stock and the issuance of new shares of Series E and F Preferred Stock. The events resulted in an increase to equity of approximately $4.7 million through December 31, 2003, including new funds of approximately $2.9 million in 2003. In 2004, more shares of Series E shares were issued; resulting in additional proceeds of approximately $308,000. The limits authorized by the Board of Directors would allow additional proceeds of $600,000 of from Series E shares. Management has discussed placing more Series E and Series F shares with existing shareholder and other potential investors and believes additional shares could be sold to those investors

In August 2002, the Company completed two privately negotiated sales of convertible subordinated debentures with proceeds totaling $1.4 million. It is not expected that more debt of this nature will be sought.

The Company anticipates that additional equity financing may be sought in the latter part of 2004 in conjunction with potential acquisitions or launch of new business initiatives. In this regard, the Company is presently evaluating alternative measures and action plans, and soliciting proposals to secure additional equity from investment banks. These alternatives and plans are generally as follows:

Reduce the costs of Company products and operating costs. In the normal course of business, management has aggressively sought opportunities to reduce the cost structure and increase overall efficiency and responsiveness to its customers. In 2003, management initiated “tracked and monitored” profit improvement initiatives designed to further leverage the economy of scale that was developing in its operations. Management intends to continue developing its manufacturing and assembly infrastructure and organization to meet expected production requirements. The Company will continue manufacturing in-house certain key components of its products such as cable harnesses and assemblies, electronic destination sign systems, digital audio filter equipment and sub-system electronics. The Company believes this will enable it to: (1) produce highly reliable, quality products; (2) protect the proprietary nature of our technology and processes; (3) properly control our manufacturing and assembly processes and operations; and (4) achieve significant cost reductions. The cost reductions encompass all major elements of cost and operating expenses.

In 2003 management estimates that approximately $400,000 of improvement toward reduced costs was realized from these profit improvement initiatives. This is partially evidenced by gross margin improvement during the year. Management further believes that in 2004 this will increase to full year’s effect of improvement of approximately $1.4 million.

Increase revenues through new product introductions. The Company strives to be a leader in the transportation and law enforcement and surveillance markets served. In order to expand and protect its technology, the Company will continue to seek patent protection for its products and \ or licenses of key technology owned by others. The Company has introduced improved and new technologies in 2003 including the DR600 vehicle logic unit (“VLU”) that is the integration communication platform for transit vehicle systems including fare collection, automatic passenger counting, automatic vehicle announcement systems, engine monitoring and other applications. The Company has introduced full color electronic destination sign systems and with its global presence is leveraging on purchasing power to realized decreased cost of materials. The Digital Audio Corporation continues to develop new products for the law enforcement and surveillance markets taking advantage of the initiatives in U.S Homeland Security. The Company considers any increase in government funding related to national security, intelligence, and law enforcement initiatives as having the potential to influence positively the opportunity to sell our audio processing solutions. Additionally, as a result of increased attention to the potential for terrorist’s threats to transit vehicles and infrastructure, the company is ideally suited to leverage on the vehicle locating and monitoring aspect of its Transportation Segment; an essential element of security is knowing, on a real time basis, the precise location of critical assets.

Increase revenues through strategic alliances. In September 2003, the Company and GE Transportation Systems Global Signaling, LLC (GETSGS) through General Electric’s (GE) Advanced Communications division based in Hingham, Mass signed a three-year Teaming Agreement. Through this agreement, the Company and GETSGS will work together to deliver advanced technology systems integration projects. The DR division will focus on vehicle location and passenger information processing and delivery systems while GETSGS will focus on communications technology, project management, and system integration. Through this agreement with GE, an organization that is uniquely capable of integrating our products with much larger systems in ways that exceed our independent technological and financial abilities, the Company believes it will significantly extend our transit market reach. The Company further believes the GPS-based vehicle location products, including the security aspect of such as noted above, may represent one of the Company’s more significant internal growth opportunities in fiscal year 2004.

Better working capital and asset management. Management has recognized that the working capital assets of trade accounts receivable and inventories represent significant opportunities if properly and aggressively managed. Customer account balances are continually monitored and evaluated by reviewing payment history and patterns of heavy shipments that could limit credit line borrowings with the asset based lender. The Company believes the decrease in the average days sales outstanding will help mitigate period to period liquidity tightness. As the inventories increased in recent years due to requirement of the markets served and improvements in technology, the Company has developed initiatives to promote retro-fit sales programs and incentives to use good, but other versions of technology. Management continues to assess its product lines in light of technology trends and economic conditions, to identify how to enhance existing product lines or create new distribution channels.

Management’s Conclusions

Management believes the cash and cash equivalents at December 31, 2003, together with the line of credit availability and additional capital raised in 2004, are sufficient to fund operations through the end of fiscal 2004, assuming continued improvement in the Company’s overall cost structure resulting from ongoing cost reduction activities, ongoing efforts aimed at controlling costs, increasing revenues and improvements in asset management of trade accounts receivable and inventories. However, if these plans do not achieve the improvements management believes they will, other courses of action would be pursued, which may include sales of divisions of the company or other actions to curtail operations. If divisions were sold in a liquidation mode, the recorded values may not be realized.

RELATED PARTY TRANSACTIONS

In the past, the Company purchased electronic components supporting the transportation communications segment from a major shareholder, Lite Vision Corporation (“Lite Vision”), a Taiwan-based company. Lite Vision held 12.7 percent (500,000) of the outstanding shares of Common Stock of the Company at December 31, 2003. Subsequently, that stock was acquired by an individual investor on January 16, 2004. The components purchased form Lite Vision consisted primarily of LED printed circuit display boards and LED/Flip-Dot printed circuit boards. The Company purchased from Lite Vision approximately $3.5 million, and $4.4 million in components and assemblies during 2002 and 2001, respectively, but did not make any purchases from Lite Vision during 2003. There were not any amounts due to Lite Vision as of December 31, 2003. The accounts payable balance due to Lite Vision was $859,425 as of December 31, 2002. Mr. Joseph Tang, previously President of Lite Vision and affiliated with Lite Vision in early 2003, while also pursuing other private business interests, served on the Company’s Board of Directors through October 4, 2003. During 2002 the Company issued 100,000 shares of restricted, unregistered Common Stock to Lite Vision at $3.00 per share in exchange for a $300,000 reduction in accounts payable.

John D. Higgins, a director of the Company, was an employee of Investec Ernst & Co., a securities and investment banking firm that was engaged in December 2000 to provide a fairness opinion from a financial point of view with respect to the Mobitec acquisition. Investec Ernst & Co. received a fee of $120,000, plus reasonable actual expenses, for furnishing the fairness opinion. In addition, also as part of the Mobitec acquisition, Mr. Higgins received a fee of $17,500 for the successful completion of certain convertible debenture financing. On August 26, 2002, the Company completed a privately negotiated sale of a $250,000 convertible subordinated debenture to Mr. Higgins, who received a closing fee of $5,850 related to the placement of the debenture.

On August 2, 2002, the Company completed a privately negotiated sale of $1.15 million of convertible subordinated debentures through funds managed by Dallas-based Renaissance Capital Group. Russell C. Cleveland, Renaissance Capital Group’s President and Chief Executive Officer, serves on the Company’s Board of Directors. In June 2001, prior to Mr. Cleveland’s involvement as a director of the Company, the Company issued convertible debentures in the amount of $3 million (the “2001 Debentures”) to Renaissance Capital Group containing substantially the same terms as the convertible debentures issued in 2002. Renaissance Capital Group received a closing fee of $17,250 related to the placement of the debenture.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors. Other than lease commitments, legal contingencies incurred in the normal course of business and employment contracts of key employees, we do not have any off-balance sheet financing arrangements or liabilities. We do not have any majority-owned subsidiaries or any interests in or relationships with any special-purpose entities that are not included in the consolidated financial statements.

Contractual Obligations

We lease facilities under various operating and capital lease agreements with various terms and conditions, expiring at various dates through 2009. Our material contractual obligations at December 31, 2003 are as follows:

	Payments Due by Period
Contractual Obligations	Total amounts committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-Term Debt Obligations	$7,896,162	$1,249,110	$3,652,034	$2,295,018	$—
Capital Lease Obligations	69,000	69,000	—	—	—
Operating Lease Obligations	2,420,246	746,230	1,434,328	239,688	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities	—	—	—	—	—

Total	$10,385,408	$2,064,340	$5,086,362	$3,234,706	$—

Restructuring Costs

The Company acquired Mobitec in June 2001. As part of its plan relative to the acquisition, the Company accrued for certain business activities duplicated within the existing and newly acquired international operations. The Company believed that it was reasonably likely that beginning in 2003 it would save approximately $200,000 per year in reduced employee expense, and beginning in 2004 it would save approximately $12,000 per year in reduced lease expense.

The accrued restructuring costs totaled $190,000 at December 31, 2001 and were comprised of staff reduction costs, lease payments and other selling, general and administrative expenses in the amount of $151,925, $3,075, and $35,000, respectively. Upon finalization of the restructuring plan in 2002, the Company reduced the accrual by $76,201 which was credited to the acquisition cost; and adjusted reserve components to $36,066, $33,927, and $43,806 for staff reduction costs, lease payments and other selling, general and administrative expenses, respectively.

No amounts were credited against the reserve during 2001. During 2002, $90,799 was credited to the reserve for staff reduction costs, lease payments and other selling, general and administrative expenses in the amount of $36,066, $10,927, and $43,806, respectively. During 2003, lease payments in the amount of $13,639 were charged against the reserve. All costs to be charged against the accrual, consisting solely of lease payments, are expected to conclude during the first quarter of 2004. Of the remaining reserve amount of $9,361, the Company can reasonably expect $4,278 to be charged to the reserve during 2004.

New Accounting Pronouncements

In 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) and its amendment 46R. This interpretation as amended clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support. FIN 46R requires a company to evaluate all existing arrangements to identify situations where a company has a “variable interest” in a “variable interest entity” and further determine when such variable interests require a company to consolidate the variable interest entities’ financial statement with its own. The Company must adopt this interpretation by March 31, 2004 and consolidate any variable interest entities for which it will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains. Management has not performed this assessment as of December 31, 2003; however, it is not aware of any variable interest entity which will require consolidation or disclosure.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 addresses financial accounting and reporting for how an issuer classifies and measures financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 15, 2003. Adoption of SFAS No. 150 is not expected to have a material effect upon the Company’s financial position or operating results.

Impact of Inflation

We believe that inflation has not had a material impact upon our results of operations for each of our fiscal years in the three-year period ended December 31, 2003. However, there can be no assurance that future inflation would not have an adverse impact upon our operating results and financial condition.

FACTORS AFFECTING OUR BUSINESS AND PROSPECTS

Many of the risks discussed below have affected our business in the past, and many are likely to continue to do so. These risks may materially adversely affect our business, financial condition, operating results or cash flows, or the market price of our Common Stock.

Risks Related to Our Indebtedness, Financial Condition and Results of Operations

Our substantial debt could adversely affect our financial position, operations and ability to grow. We have a substantial amount of debt. As of December 31, 2003, our total debt of approximately $13.9 million consisted of long-term debt in the amount of $7.9 million, including current maturities of approximately $1.2 million, and short-term debt of $6.0 million. Included in the long-term debt is $4.2 million under our outstanding eight percent (8.0) convertible debentures, $2.1 million of unsecured indebtedness to a shareholder of the Company and $1.6 million outstanding under a term loan to a Swedish bank. The short-term debt consisted of $6.0 million outstanding under our domestic and European revolving credit facilities. Our substantial indebtedness could have adverse consequences in the future. For example, it could:

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, which would reduce amounts available for working capital, capital expenditures, research and development and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	increase our vulnerability to general adverse economic and industry conditions;

•	place us at a competitive disadvantage compared to our competitors that may have less debt than we do;

•	make it more difficult for us to obtain additional financing that may be necessary in connection with our business;

•	make it more difficult for us to implement our business and growth strategies; and

•	cause us to have to pay higher interest rates on future borrowings.

Some of our debt bears interest at variable rates. If interest rates increase, or if we incur additional debt, the potential adverse consequences, including those described above, may be intensified. If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay planned expansion and capital expenditures, sell assets, obtain additional equity financing or restructure our debt. Our existing credit facilities contain covenants that, among other things, limit our ability to incur additional debt.

Future cash requirements or restrictions on cash could adversely impact our financial position, and an event of default under our outstanding debt instruments could impair our ability to conduct business operations. Our overall cash balance declined in fiscal 2002 and 2003, and we could incur negative overall cash flow in future quarters. If cash flow significantly deteriorates in the future, our liquidity and ability to operate our business could be adversely impacted. Additionally, our ability to raise financial capital may be hindered due to our net losses and the possibility of future negative cash flow, thus reducing our operating flexibility.

The following items, among others, could require unexpected future cash payments, limit our ability to generate cash or restrict our use of cash:

•	triggering of certain payment obligations, or acceleration of payment obligations, under our revolving credit facilities or our outstanding convertible debentures;

•	triggering of redemption obligations under our outstanding convertible debentures;

•	costs associated with unanticipated litigation relating to our intellectual property or other matters;

•	taxes due upon the transfer of cash held in foreign locations; and

•	taxes assessed by local authorities where we conduct business.

During the third quarter of 2003, we entered into a $10.0 million revolving credit facility with LaSalle Business Credit, LLC. This facility permits us to borrow an amount determined on the basis of a formula that applies specified percentages to our domestic inventory and accounts receivable balances and then deducts a reserve amount established by the lender (initially $500,000). After we used borrowings under this facility to repay debt that was outstanding under a facility that we had with another lender, and applying that borrowing base formula, the new facility provided us with additional borrowing capacity of approximately $1.5 million as of the date of execution. The credit facility has an initial term of three years and is secured by substantially all of our domestic assets. The credit agreement also has affirmative, negative and financial covenants with which we must comply. At September 30, 2003, we were not in compliance with a capital expenditures limitation under our prior domestic credit facility, but we replaced that facility during the third quarter as described above. At December 31, 2003, we were not in compliance with the fixed charge coverage ratio under the new credit facility, but secured a waiver from the lender, LaSalle Business Credit, for this covenant violation. We also have a revolving credit facility with a Swedish bank that we use in connection with our European operations and which is secured by substantially all the assets of our Mobitec AB subsidiary. Our maximum borrowing capacity under that facility is equivalent to approximately $1.1 million in U.S. dollars. That facility also contains affirmative, negative and financial covenants. As of December 31, 2003, our outstanding balances were $4.2 million under the domestic facility and $1.7 million under the European facility. The Company was in default of two negative covenants at December 31, 2003. The tangible net worth covenant and fixed charge coverage ratio covenant were not achieved due to the below plan operating performance and consolidated operating losses for the three months ended December 31, 2004. LaSalle Business Credit, LLC has re-set these covenants for 2004 to reflect the changes in tangible net worth caused by the forth quarter of 2003 and starting the fixed charge coverage ratio measurement with the three months ended March 31, 2004 and continuing through December 31, 2004.

Our outstanding convertible debentures in the aggregate principal amount of $4.4 million mature on various dates between June 2008 and August 2009 and bear annual interest at eight (8.0) percent paid monthly. We will also be required to make certain principal reduction payments beginning in June 2004. The convertible debentures also contain affirmative, negative and financial covenants with which we must comply. We were not in compliance with the current ratio covenant under certain of the debentures as of December 31, 2002 and December 31, 2003, but received a waiver from the holders of these debentures for the noted periods of noncompliance.

While we plan to adhere to the covenants in our credit facilities to the best of our ability, in the event that it appears we are unable to avoid an event of default, it may be necessary or advisable to retire and terminate one or more of the facilities and pay all remaining balances borrowed. Any such payment would further limit our available cash and cash equivalents. Furthermore, we may not be able to retire the credit facilities if we do not have adequate resources available when necessary to avoid an event of default or if we do not have adequate time to retire the credit facilities. The consequences of an event of default under one or more of our credit facilities or other debt instruments may prevent us from conducting normal business operations.

The above cash requirements or restrictions could lead to an inadequate level of cash for operations or for capital requirements, which could have a material negative impact on our financial position and significantly harm our ability to operate the business.

We have a history of net losses and cannot assure you that we will become profitable. We have incurred losses in almost every fiscal year since we have been a public company. Our net loss applicable to common shareholders was $2,232,508 in 2003, $366,503 in 2002, and $61,735 in 2001. We cannot assure you that we will become profitable or, if we do, that we will be able to sustain or increase profitability in the future. We had an accumulated deficit of $7.4 million as of December 31, 2002 and $9.4 million as of December 31, 2003. If we cannot achieve or sustain profitability, our financial condition will be materially adversely affected and it will be much more difficult, if possible at all, to obtain additional financing and to continue to grow our business.

Our efforts to reduce costs may not be effective. If we fail to effectively reduce costs, we may not achieve profitability or positive cash flow. We believe cost containment and expense reductions are essential to achieving profitability and positive cash flow from operations in future periods. Our efforts to reduce expenses have positively impacted our results in recent periods, but we must continue to contain costs and further reduce expenses in order to achieve and sustain profitability. We cannot assure you that we will be able to do so. If we are not able to grow our revenues while reducing our costs, as a percentage of revenue, we will not be able to achieve profitability and our business and financial condition could be materially and adversely affected. Moreover, revenue lost due to the cancellation of our ability to fill an order in one period may not be necessarily be made up by revenue in any future period.

Our operating results will continue to fluctuate. Our operating results may fluctuate from period to period and period over period depending upon numerous factors, including: (1) customer demand and market acceptance of our products and solutions; (2) new product introductions; (3) variations in product mix; (4) delivery due date changes; and (5) other factors. We operate in a market characterized by long sales cycle. From first contact to order delivery may be a time period of two years or longer in certain instances. Delivery schedules, as first established with the customer in this long cycle may change with little or no advance notice as the original delivery schedule draws near. Our business is sensitive to the spending patterns and funding of our customers, which in turn are subject to prevailing economic conditions and other factors beyond our control. Moreover, we derive revenue primarily from significant orders from a limited number of customers. For that reason, a delay in delivery of our products in connection with a single order may significantly impact the timing of our recognition of revenue between periods.

Risks Related to Our Operations and Product Development

A significant portion of our revenues is derived from sales to a small number of customers. If we are not able to obtain new customers or repeat business from existing customers, our business could be seriously harmed. We sell our products to a limited and largely fixed set of customers and potential customers. In our transportation communications segment, we sell primarily to original equipment manufacturers and to end users such as municipalities, regional transportation districts, transit agencies, federal, state and local departments of transportation, and rental car agencies. The identity of the customers who generate the most significant portions of our sales may vary from year to year. In 2003, one major customer accounted for 16.2 percent of our net sales, compared to two major customers accounting for 21.9 percent in 2002 and three major customers accounting for 36.4 percent in 2001. If any of our major customers stopped purchasing products from us, and we were not able to obtain new customers to replace the lost business, our business and financial condition would be materially adversely affected. Many factors affect whether customers reduce or delay their investments in products such as those we offer, including decisions regarding technology spending levels and general economic conditions in the countries and specific markets where the customers are located.

We depend on third parties to supply components we need to produce our products. Our products and solutions are dependent upon the availability of quality components that are procured from third-party suppliers. Reliance upon suppliers, as well as industry supply conditions, generally involves several risks, including the possibility of defective parts (which can adversely affect the reliability and reputation of our products), a shortage of components and reduced control over delivery schedules (which can adversely affect our manufacturing efficiencies) and increases in component costs (which can adversely affect our profitability).

We have some single-sourced supplier relationships, either because alternative sources are not readily or economically available or the relationship is advantageous due to performance, quality, support, delivery, capacity or price considerations. If these sources are unable to provide timely and reliable supply, we could experience manufacturing interruptions, delays or inefficiencies, adversely affecting our results of operations. Even where alternative sources of supply are available, qualification of the alternative suppliers and establishment of reliable supplies could result in delays and a possible loss of sales, which could affect operating results adversely.

Many of our customers rely on government funding, and that subjects us to risks associated with governmental budgeting and authorization processes. A majority of our sales address end customers having some degree of national, federal, regional, state or local governmental-entity funding. These governmental-entity funding mechanisms are beyond our control and often are difficult to predict. Further, general budgetary authorizations and allocations from state, local, and federal agencies can change for a variety of reasons, including general economic conditions, and have a material adverse effect on us. For example, the TEA-21 legislation under which the funding for our transportation products business segment domestic sales are derived was subject to reauthorization in 2003, however, the current TEA-21 program has been extended through a series of Continuing Resolutions pending enactment of new long-term legislation which is currently in process in Congress. Although the Environmental and Public Works Committee of the U.S. Senate has approved legislation reauthorizing TEA-21, and the House of Representatives “T&I” Committee has acted similarly with its proposal, this legislation is still subject to further review and negotiation and could even fail to be enacted. These continuing resolutions, and delay in enactment of reauthorization legislation, tend to create uncertainty in the market. That uncertainty in turn can tend to delay, or depress, order opportunities. We are involved through the industry trade association, the America Public Transportation Association, the Web site of which (www.APTA.com) regularly posts status information on legislative matters. While we believe the reauthorization will occur, and that resulting federal funding will be at or above the present approximately $8 billion annually, we cannot assure you that the legislation will be reauthorized as we expect. In addition to federal funding to the public transit side of our domestic market, some of our customers rely on state and local funding. These tend to be affected by general economic conditions. For example, some transit operating authorities reduced service in 2002 and 2003, extending into 2004, in response to the slow economy; this can have a depressing effect on sales of our products. It is not possible to precisely quantify this impact. Any unfavorable change in any of these factors and considerations could have a material adverse effect upon us.

We must continually improve our technology to remain competitive. Our industry is characterized by, and our business strategy is substantially based upon, continuing improvement in technology. This results in frequent introduction of new products, short product life cycles and continual change in product price/performance characteristics. We must develop new technologies in our products and solutions in order to remain competitive. We cannot assure you that we will be able to continue to achieve or sustain the technological leadership that is necessary for success in our industry. In addition, our competitors may develop new technologies that give them a competitive advantage, and we may not be able to obtain the right to use those technologies at a reasonable cost, if at all, or to develop alternative solutions that enable us to compete effectively. A failure on our part to manage effectively the transitions of our product lines to new technologies on a timely basis could have a material adverse effect upon us. In addition, our business depends upon technology trends in our customers’ businesses. To the extent that we do not anticipate or address these technological changes, our business may be adversely impacted.

We cannot assure you that any new products we develop will be accepted by customers. Even if we are able to continue to enhance our technology and offer improved products and solutions, we cannot assure you we will be able to deliver commercial quantities of new products in a timely manner or that our products will achieve market acceptance. Further, it is necessary for our products to adhere to generally accepted and frequently changing industry standards, which are subject to change in ways that are beyond our control.

If we lose the services of our key personnel, we may be unable to replace them, and our business could be negatively affected. Our success depends in large part on the continued service of our management and other key personnel who have significant knowledge, experience and contacts in the industries that comprise our primary markets. Our ability to continue to attract, motivate and retain employees having these qualifications is essential to our future success. The loss of the services of key personnel could cause us to lose market share to a competitor or otherwise materially adversely affect our business or financial condition.

Risks Related to Our International Operations

There are numerous risks associated with international operations, which represent a significant part of our business. Our international operations generated about one-third of our sales in 2003. Our sales outside the United States were primarily in Europe (particularly the Nordic countries), South America, the Middle East and Australia. The success and profitability of international operations are subject to numerous risks and uncertainties, such as economic and labor conditions, political instability, tax laws (including U.S. taxes upon foreign subsidiaries) and changes in the value of the U.S. dollar versus the local currency in which products are sold. Any unfavorable change in one or more of these factors could have a material adverse effect upon us.

We maintain cash deposits in foreign locations, portions of which may be subject to significant tax or tax withholding upon transfer or withdrawal. Many countries impose taxes or fees upon removal from the country of cash earned in that country. Moreover, complying with foreign tax laws can be complicated and we may incur unexpected tax obligations in some jurisdictions. While we believe our tax positions in the foreign jurisdictions in which we operate are proper and fully defensible, tax authorities in those jurisdictions may nevertheless assess taxes and render judgments against us if we are unable to convince them of our position. In such an event, we could be required to make unexpected cash payments in satisfaction of such assessments or judgments or incur additional expenses to defend our position. This risk is mitigated, but not completely eliminated, by the existence of our net operating losses and tax credit carryforwards.

Risks Related to Our Intellectual Property

We may not be able to defend ourselves successfully against claims that we are infringing on the intellectual property rights of others, and defending ourselves could be costly. Third parties, including our competitors, individual inventors or others, may have patents or other proprietary rights that may cover technologies that are relevant to our business. Several claims of infringement have been asserted against us in the past, and we are currently involved in one lawsuit in which a third party is claiming that we infringed its intellectual property. Even if we believe a claim asserted against us is not valid, defending against the claim may be costly. Intellectual property litigation can be complex, protracted and highly disruptive to business operations by diverting the attention and energies of management and key technical personnel. Further, plaintiffs in intellectual property cases often seek injunctive relief and the measures of damages in intellectual property litigation are complex and often subjective or uncertain. In some cases, we may decide that it is not economically feasible to pursue a vigorous and protracted defense and decide, instead, to negotiate licenses or cross-licenses authorizing us to use a third party’s technology in our products. If we are unable to successfully defend against litigation of this type, or to obtain and maintain licenses on favorable terms, we could be prevented from manufacturing or selling our products, which would cause severe disruptions to our operations. For these reasons, intellectual property litigation could have a material adverse effect on our business or financial condition.

Misappropriation of our intellectual property and proprietary rights could impair our competitive position, and enforcing our rights could be costly. We rely upon a combination of patents, copyrights, alliances, trade secrets, nondisclosure agreements and licensing agreements to establish and protect our ownership of, and rights to use, proprietary and intellectual property rights. Although we consider the results of our research and development efforts to be proprietary to us, and we attempt to maintain the confidentiality of those results, we may not be able to prevent others from using the information or technology that we develop. In addition, by “designing around” our intellectual property rights, our competitors may be able to offer the same functionality provided by our products without violating our intellectual property rights. Policing unauthorized use of our proprietary rights is difficult. We cannot assure that the steps we take will prevent misappropriation of our technology or that the agreements we enter into for that purpose will be enforceable. In addition, laws governing intellectual property rights are less protective in some countries in which we operate, or may operate in the future, than in the U.S. Litigation may be necessary in the future to enforce or protect our intellectual property rights, and we cannot be certain that we will be successful in any such litigation. Moreover, even if we are successful, litigation to enforce our rights can be complex, costly, protracted and highly disruptive to business operations. Misappropriation of our intellectual property or potential litigation could have a material adverse effect on our business or financial condition.

Risks Related to Our Equity Securities and Convertible Debentures

The public market for our Common Stock may be volatile, especially since market prices for technology stocks often have been unrelated to operating performance.

We cannot assure you that an active trading market will be sustained or that the market price of our Common Stock will not decline. Recently, the stock market in general, and the shares of technology companies in particular, have experienced significant price fluctuations. The market price of our Common Stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to factors such as:

•	Actual or anticipated variations in our quarterly operating results;

•	Historical and anticipated operating results;

•	Announcements of new product or service offerings;

•	Technological innovations;

•	Competitive developments in the public transit industry;

•	Changes in financial estimates by securities analysts;

•	Conditions and trends in the public transit industry;

•	Funding initiatives and other legislative developments affecting the transit industry;

•	Adoption of new accounting standards affecting the technology industry or the public transit industry; and

•	General market and economic conditions and other factors.

Further, the stock markets, and particularly the Nasdaq Small Cap Market, have experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many technology companies and have often been unrelated or disproportionate to the operating performance of such companies. These broad market factors have and may continue to adversely affect the market price of our Common Stock. In addition, general economic, political and market conditions, such as recessions, interest rate variations, international currency fluctuations, terrorist acts, military actions or war, may adversely affect the market price of our Common Stock.

Our preferred stock and convertible debentures have preferential rights over our Common Stock. We currently have outstanding shares of Series AAA Redeemable Nonvoting Preferred Stock, Series E Redeemable Nonvoting Convertible Preferred Stock and Series F Convertible Preferred Stock, as well as certain eight percent (8.0) convertible debentures, all of which have rights in preference to holders of our Common Stock in connection with any liquidation of the Company. The aggregate liquidation preference is $1.8 million for the Series AAA stock, $1.5 million for the Series F stock and $1.8 million for the Series E stock, in each case plus accrued but unpaid dividends, and the aggregate principal amount of the outstanding eight percent (8.0) convertible debentures is $4.4 million. Holders of the Series AAA and Series E stock are entitled to receive cumulative quarterly dividends at the rate of 10 percent per annum and 7 percent (7.0) per annum, respectively, on the liquidation value of those shares. The holder of the Series F stock is entitled to receive cumulative quarterly dividends at the rate of three percent (3.0%) per annum on the liquidation value of those shares, which dividends are currently payable in additional shares of Series F stock if such holder may in the future have the right to receive cash dividends at such rate, or at a rate of 10 percent per annum in certain circumstances. The purchase agreements pursuant to which we issued our outstanding eight (8.0) percent convertible debentures, as well as our domestic senior credit facility, prohibit the payment of dividends to holders of our Common Stock. The holders of the debentures have the right to require us to redeem the debentures upon the occurrence of certain events, including certain changes in control of the Company or our failure to continue to have our stock listed on The Nasdaq Stock Market® or another stock exchange. In such an event, the holders would have the right to require us to redeem the debentures for an amount equal to the principal amount plus an 18 percent annual yield on the principal amount through the date of redemption, and we might not have the ability to make the required redemption payments. The preferential rights of the holders of our convertible debentures and preferred stock could substantially limit the amount, if any, that the holders of our Common Stock would receive upon any liquidation of the Company.

A small number of holders own a significant portion of our outstanding securities, and those holders may have the ability to exert significant influence over our management and affairs and to effectively control the outcome of corporate actions submitted to our shareholders for approval. We have two classes of voting securities outstanding: Common Stock and Series F Convertible Preferred Stock. BFSUS Special Opportunities Trust PLC and Renaissance US Growth Investment Trust PLC, both of which are managed by Renaissance Capital Group, Inc., beneficially own approximately 41 percent of our voting securities, consisting of shares of Common Stock presently issuable upon conversion of debentures and preferred stock held by them. Those entities do not currently hold of record any of our voting securities. Dolphin Offshore Partners, L.P. is the holder of all of our outstanding shares of Series F stock, which represent approximately 16 percent (16%) of our outstanding voting securities. There are four other holders of more than 5 percent (5%) of our outstanding Common Stock. David L. Turney, our chairman and chief executive officer, beneficially owns approximately 6 percent of our outstanding Common Stock (which is approximately 5 percent of the shares of all classes of our outstanding voting securities). John D. Higgins, a director of the Company, beneficially owns approximately 7 percent of our outstanding Common Stock (which is approximately 6 percent of the shares of all classes of our outstanding voting securities). In addition, Mr. Bengt Bodin, a foreign resident who was formerly an owner of our Mobitec AB subsidiary, beneficially owns approximately 7 percent of our Common Stock (or approximately 6 percent of all classes of our voting securities). David Furr, an individual, beneficially owns approximately 5.2 percent of our Common Stock (or approximately 4.5 percent of all classes of our voting securities). In addition, our executive officers and directors (other than Mr. Turney and Mr. Higgins) as a group beneficially own approximately 14 percent of our Common Stock, or 12 percent of all classes of our voting securities. The control of a significant amount of our stock by a small number of holders could adversely affect the market price of our Common Stock. If some or all of the shareholders named above chose to act or vote together, they would have the ability to control all matters requiring the approval of our shareholders, including the election of directors and the approval of significant transactions. Without the consent of these shareholders, we could be prevented from entering into transactions that could be beneficial to us or to our other shareholders. In addition, any attempt to acquire the Company that was not supported by our significant shareholders would be impossible or very difficult to accomplish.

Risks Related to Anti-Takeover Provisions and Our Shareholder Rights Plan

Our articles of incorporation, bylaws and North Carolina law contain provisions that may make takeovers more difficult or limit the price third parties are willing to pay for our stock. Our articles of incorporation authorize the issuance of shares of “blank check” preferred stock, which would have the designations, rights and preferences as may be determined from time to time by the board of directors. Accordingly, the board of directors is empowered, without shareholder approval (but subject to applicable regulatory restrictions), to issue additional preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the Common Stock. Our board of directors could also use the issuance of preferred stock, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Our articles of incorporation also provide that our board of directors is divided into three classes, which may have the effect of delaying or preventing changes in control or changes in our management because less than a majority of the existing directors are up for election at each annual meeting. In addition, our bylaws require that certain shareholder proposals, including proposals for the nomination of directors, be submitted specified periods of time in advance of our annual shareholders’ meetings. These provisions could make it more difficult for shareholders to effect corporate actions such as a merger, asset sale or other change of control of the Company. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our Common Stock, and they may have the effect of delaying or preventing a change in control.

We are also subject to two North Carolina statutes that may have anti-takeover effects, the North Carolina Shareholder Protection Act and the North Carolina Control Share Acquisition Act. These statutes could discourage a third party from making a partial tender offer or otherwise attempting to obtain a substantial position in our equity securities or seeking to obtain control of us. They also might limit the price that certain investors might be willing to pay in the future for our shares of Common Stock, and they may have the effect of delaying or preventing a change of control.

Our Board of Directors has adopted a Shareholder Rights Plan that could discourage or prevent takeover attempts. On December 13, 1999, our board of directors approved a Rights Agreement that establishes a shareholder rights plan designed to prevent any potential acquirer from obtaining control of the Company without negotiating the terms of the transaction with our board of directors. Under our rights plan, as amended, among other things, in the event of an acquisition of, or an announced tender offer for 15 percent or more of our outstanding Common Stock, holders of our Common Stock have been granted the right to purchase a fraction of a share of our Series D Junior Participating Preferred Stock or shares of our Common Stock having a market value of twice the exercise price of the rights. The existence of our rights plan may have anti-takeover effects. The rights will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by a majority of our board of directors. Although the rights plan is not intended to prevent acquisitions through negotiations with our board of directors, the existence of the rights plan may nevertheless discourage a third party from making a partial tender offer or otherwise attempting to obtain a substantial position in our equity securities or seeking to obtain control of us. To the extent any potential acquirers are deterred by our rights plan, the rights plan may have the effect of preserving incumbent directors and management in office or preventing acquisitions of the Company.

Risks Associated with Potential Growth

We may not be able to obtain the financing we will need to continue to grow. Our business and operating strategy embraces growth. That includes internal, organic as well as external, acquisition-oriented growth scenarios. This requires that we maintain a high degree of emphasis on finding and securing financing sources of various types in both equity and debt categories. Success in these financing requirements can be adversely impacted by economic conditions and other factors beyond our control. Although we believe that our revolving credit facilities and cash flow from operations will be adequate to fund our current business operations at least through the end of 2004, we cannot assure you that we will not require additional sources of financing to fund our operations. Any significant acquisition or other growth initiative would also require additional financing. Additional financing may not be available to us on terms we consider acceptable, if it is available at all. If we cannot raise funds on acceptable terms, we may not be able to develop next-generation products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could have a material adverse effect on our ability to grow our business. Further, if we issue equity securities, the new equity securities may have rights, preferences or privileges senior to those of our Common Stock.

There are many risks associated with potential acquisitions. We intend to continue to evaluate potential acquisitions that we believe will enhance our existing business or enable us to grow. If we acquire other companies or product lines in the future, it may dilute the value of existing shareholders’ ownership. The impact of dilution may restrict our ability to consummate further acquisitions. Issuance of equity securities in connection with an acquisition may restrict utilization of net operating loss carryforwards because of an annual limitation due to ownership change limitations under the Internal Revenue Code. We may also incur debt and losses related to the impairment of goodwill and other intangible assets if we acquire another company, and this could negatively impact our results of operations. We currently do not have any definitive agreements to acquire any company or business, and we may not be able to identify or complete any acquisition in the future. Additional risks associated with acquisitions include the following:

•	it may be difficult to assimilate the operations and personnel of an acquired business into our own business;

•	management information and accounting systems of an acquired business must be integrated into our current systems;

•	our management must devote its attention to assimilating the acquired business, which diverts attention from other business concerns;

•	we may enter markets in which we have limited prior experience; and

•	we may lose key employees of an acquired business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to certain risks arising from transactions in the normal course of our business, and from debt instruments. Such risk is principally associated with interest rate and foreign currency exchange fluctuations, as explained below.

Interest Rate Risk

We utilize both long-term fixed rate and short-term variable rate borrowings to finance the working capital and capital requirements of our business.

We utilize variable rate debt through a revolving credit facility to support working capital needs. Borrowings bear interest at the bank’s prime rate plus 1.0 percent. If the bank’s prime rate on December 31, 2003 increased by 100 basis points on that date and then remained constant at the higher rate throughout 2004, our interest costs on our outstanding variable rate borrowings at December 31, 2003 of $4,222,336 would increase by approximately $42,223 for the year ending December 31, 2004. Similarly, if the bank’s prime rate on December 31, 2003 decreased by 100 basis points on that date and then remained constant at the lower rate throughout 2004, our interest costs on our outstanding variable rate borrowings at December 31, 2003 of $4,222,336 would decrease by approximately $42,223 for the year ending December 31, 2004. The Company currently does not use derivative instruments to manage its interest rate risk.

At December 31, 2003, we had outstanding long-term fixed rate borrowings (including current portions) of $7,896,162. We believe the carrying amount of our fixed rate borrowings approximates the estimated fair value for debt with similar terms, interest rates and remaining maturities currently available to companies with similar credit ratings at December 31, 2003. We do not expect changes in the fair value of our long-term fixed rate borrowings to have a significant effect upon our operations, cash flow or financial position.

The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates, consisting solely of debt obligations. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency. The instrument’s actual cash flows are denominated in either U.S. dollars ($US) or Swedish Krona (SEK), as indicated in parentheses.

	Expected Maturity Date
Liabilities	2004	2005	2006	2007	2008	Thereafter	Total
Long-term debt:
Fixed rate ($US)	$489,560 *	$1,993,748 *	$399,706 *	$350,203 *	$2,067,824 *	$927,194	$6,228,235
Average interest rate	5.05%	9.62%	8.00%	8.00%	8.00%	8.00%
Fixed rate (SEK)	759,550	607,640	300,737	—	—	—	1,667,927
Average interest rate	5.35%	5.35%	5.35%	—%	—%	—%

* Amounts are net of the value of warrants issued totaling $162,000.							$7,896,162

Foreign Currency Exchange Rate Risk

Our international subsidiaries operate in Europe (particularly the Nordic countries), South America, the Middle East and Australia and use local currencies as the functional currency and the U.S. dollar as the reporting currency. Transactions between the Company and the international subsidiaries are generally denominated in U.S. dollars. Approximately one-third of our revenues are denominated in international currencies. As a result, we have certain exposures to foreign currency risk. However, management believes that such exposure does not present a significant risk due to the relative stability of the European and Nordic countries and Australia. Risk in the Middle East and South America is mitigated due to those revenues representing only approximately five percent (5%) of our consolidated revenues.

Our international operations represent a substantial portion of our overall operating results and asset base. Our identifiable foreign currency exchange rate exposures result primarily from accounts receivable from customer sales, anticipated purchases of product from third-party suppliers and the repayment of inter-company loans with foreign subsidiaries denominated in foreign currencies. The Company primarily manages its foreign currency risk by making use of naturally offsetting positions. These natural hedges are accomplished, for example, by include using local manufacturing facilities that conduct business in local currency and the use of borrowings denominated in local currencies.

Transaction gains and losses on U.S. dollar denominated transactions are recorded within other income and expense in the consolidated statements of operations and the net gain totaled $336,224 and $309,456 in 2003 and 2002, respectively. The gain primarily was due to the increase in value in the Swedish krona (SEK) from a December 31, 2002 rate of 8.7460 (SEK per U.S. dollar) to a December 31, 2003 rate of 7.2449 (SEK per U.S. dollar); and from a December 31, 2001 rate of 10.571 (SEK per U.S. dollar) to a December 31, 2002 rate of 8.746 (SEK per U.S. dollar). In 2001, our foreign currency exposure was minimal due to a lower foreign asset base, fewer transactions and little change in foreign exchange rates between period end balance sheet dates. The Company currently does not use derivative instruments to manage its foreign currency risk.

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

On-Balance Sheet	Expected Maturity Date
Financial Instruments	2004	2005	2006	2007	2008	Thereafter
Long-term debt:
Fixed rate (SEK)	$759,550	607,640	300,737	$—	$—	$—
Average interest rate	5.35%	5.35%	5.35%	—%	—%	—%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements follow this page.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

SECTION	PAGE
Independent Auditor’s Report	39
Consolidated Balance Sheets — December 31, 2003 and 2002	40
Consolidated Statements of Operations — Years Ended December 31, 2003, 2002 and 2001	41
Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2003, 2002 and 2001	42
Consolidated Statements of Cash Flows — Years Ended December 31, 2003, 2002 and 2001	43-44
Notes to Consolidated Financial Statements	45-71
Financial Statement Schedule:
Schedule II — Valuation and Qualifying Accounts	77

McGladrey & Pullen
Certified Public Accountants

Independent Auditor’s Report

To the Board of Directors
Digital Recorders, Inc.
Durham, North Carolina

We have audited the accompanying consolidated balance sheets of Digital Recorders, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Recorders, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 3 to the financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.”

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplemental schedule II is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/McGladrey & Pullen, LLP

Raleigh, North Carolina
March 31, 2004, except for Note 7, as to
          which the date is April 14, 2004 and
          Note 21, as to which the date is
          April 1, 2004

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

ASSETS	2003	2002
Current Assets
Cash and cash equivalents (Note 7)	$970,222	$504,758
Trade accounts receivable, less allowance for doubtful accounts of $115,142 and $146,066 at December 31, 2003 and 2002, respectively (Notes 7 and 13)	6,974,914	10,137,955
Other receivables	379,369	251,454
Inventories (Notes 5 and 7)	9,797,610	8,830,522
Prepaids and other current assets	555,068	452,882

Total current assets	18,677,183	20,177,571

Property and equipment, less accumulated depreciation of $2,351,651 and $1,459,953 at December 31, 2003 and 2002, respectively (Notes 4, 6 and 7)	2,434,589	1,572,259
Goodwill, less accumulated amortization of $1,144,248 and $1,066,643 at December 31, 2003 and 2002, respectively (Note 3)	10,666,113	8,960,396
Intangible assets, less accumulated amortization of $598,484 and $362,922 at December 31, 2003 and 2002, respectively (Note 3)	1,527,292	1,392,533
Deferred tax assets (Note 11)	840,585	865,663
Other assets	406,134	414,764

TOTAL ASSETS	$34,551,896	$33,383,186

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Lines of credit (Note 7)	$5,983,051	$7,503,791
Current maturities of long-term debt (Note 7)	1,249,110	763,360
Accounts payable	6,456,870	6,339,537
Accounts payable, related party (Note 14)	—	859,425
Accrued expenses (Note 18)	2,334,050	2,162,309
Deferred tax liabilities (Note 11)	193,918	138,695
Preferred stock dividends payable	117,983	88,500

Total current liabilities	16,334,982	17,855,617

Long-term debt and other obligations, less current maturities (Note 7)	6,647,052	7,737,940

Series AAA Redeemable, Convertible, Nonvoting Preferred Stock, $.10 par value, Liquidation Preference of $5,000 per share; 20,000 shares authorized; 354 shares issued and outstanding at December 31, 2002 (Note 8)	—	1,770,000

Minority interest in consolidated subsidiary	338,199	267,566

Commitments and contingencies (Notes 6, 7 and 17)
Stockholders’ Equity
Series E Redeemable, Nonvoting, Convertible Preferred Stock, $.10 par value, Liquidation Preference of $5,000 per share; 500 shares authorized; 363 and zero shares issued and outstanding at December 31, 2003 and December 31, 2002, respectively (Note 8)	1,440,295	—
Series F Convertible Preferred Stock, $.10 par value, Liquidation Preference of $5,000 per share; 300 shares authorized; 300 and zero shares issued and outstanding at December 31, 2003 and December 31, 2002, respectively (Note 8)	1,500,000	—
Series AAA Redeemable, Nonvoting Preferred Stock, $.10 par value, Liquidation Preference of $5,000 per share; 20,000 shares authorized; 354 shares issued and outstanding at December 31, 2003; redeemable at the discretion of the Company (Note 8)	1,770,000	—
Common stock, $.10 par value, 25,000,000 and 10,000,000 shares authorized; 3,944,475 and 3,804,475 shares issued and outstanding at December 31, 2003 and December 31, 2002, respectively	394,447	380,447
Additional paid-in capital	13,259,542	12,349,726
Accumulated other comprehensive income — foreign currency translation	2,271,823	421,175
Accumulated deficit	(9,404,444)	(7,399,285)

Total stockholders’ equity	11,231,663	5,752,063

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,551,896	$33,383,186

Note: See accompanying notes to consolidated financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
Net sales (Note 13)	$44,026,242	$45,137,986	$37,215,352
Cost of sales (Note 14)	26,776,030	28,862,992	23,389,566

Gross profit	17,250,212	16,274,994	13,825,786

Operating expenses:
Selling, general and administrative	15,613,175	13,058,348	10,758,433
Research and development	2,057,312	2,492,428	2,648,510

Total operating expenses	17,670,487	15,550,776	13,406,943

Operating income (loss)	(420,275)	724,218	418,843

Other income (expense)	90,704	28,840	3,546
Foreign currency translation gain	322,493	309,456	—
Interest expense, net (Note 7)	(1,093,293)	(1,150,962)	(814,207)

Total other income and interest expense	(680,096)	(812,666)	(810,661)

Loss before income tax benefit (expense)	(1,100,371)	(88,448)	(391,818)
Income tax benefit (expense) (Note 11)	(109,610)	(42,148)	533,135

Income (loss) before minority interest in income of consolidated subsidiary	(1,209,981)	(130,596)	141,317
Minority interest in income of consolidated subsidiary	(92,552)	(58,907)	(26,052)

Net income (loss)	(1,302,533)	(189,503)	115,265
Returns to preferred shareholders:
Beneficial conversion charge (Note 8)	(702,626)	—	—
Stock dividend requirements (Note 8)	(227,349)	(177,000)	(177,000)

Net loss applicable to common shareholders	$(2,232,508)	$(366,503)	$(61,735)

Earnings per share:
Net loss per share:
Basic	$(0.58)	$(0.10)	$(0.02)

Diluted	$(0.58)	$(0.10)	$(0.02)

Weighted average number of common shares and common equivalent shares outstanding:
Basic	3,873,133	3,746,119	3,495,954

Diluted	3,873,133	3,746,119	3,495,954

See accompanying notes to consolidated financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

	Common Stock		Preferred Stock
							Accumulated
	Number		Number		Additional		Other		Total
	of shares	Par	of shares	Carrying	Paid-in	Accumulated	Comprehensive	Comprehensive	Stockholders'
	issued	Value	issued	Value	Capital	Deficit	Income (loss)	Income (loss)	Equity
Balance as of January 1, 2001	3,274,475	$327,447			$11,158,826	$(7,325,047)	$(328,722)		$3,832,504
Comprehensive income (loss):
Net income						115,265		$115,265	115,265
Translation adjustment							(87,056)	(87,056)	(87,056)

Total comprehensive income								$28,209

Issuance of common stock	430,000	43,000			872,900				915,900
Issuance of warrants					382,000				382,000
Preferred stock dividends					(177,000)				(177,000)

Balance as of December 31, 2001	3,704,475	370,447			12,236,726	(7,209,782)	(415,778)		4,981,613
Comprehensive income (loss):
Net income (loss)						(189,503)		$(189,503)	(189,503)
Translation adjustment							836,953	836,953	836,953

Total comprehensive income								$647,450

Issuance of common stock	100,000	10,000			290,000				300,000
Preferred stock dividends					(177,000)				(177,000)

Balance as of December 31, 2002	3,804,475	380,447		—	12,349,726	(7,399,285)	421,175		5,752,063
Comprehensive income (loss):
Net income (loss)						(1,302,533)		$(1,302,533)	(1,302,533)
Translation adjustment							1,850,648	1,850,648	1,850,648

Total comprehensive income								$548,115

Issuance of common stock	140,000	14,000			336,000				350,000
Reclassification of Series AAA to Equity			354	1,770,000					1,770,000
Issuance of Series E Preferred			363	1,440,295					1,440,295
Issuance of Series F Preferred (Note 8):
Cash proceeds			300	1,500,000					1,500,000
Effect of beneficial conversion charge					702,626	(702,626)			—
Issuance of warrants					98,539				98,539
Preferred stock dividends					(227,349)				(227,349)

Balance as of December 31, 2003	3,944,475	$394,447	1,017	$4,710,295	$13,259,542	$(9,404,444)	$2,271,823		$11,231,663

See accompanying notes to consolidated financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$(1,302,533)	$(189,503)	$115,265
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	55,556	(141,061)	(622,276)
Depreciation of property and equipment	713,361	359,795	269,921
Amortization of intangible assets	162,202	126,342	95,679
Amortization of goodwill	—	—	334,714
Bad debt expense	(30,924)	30,924	54,736
Other, primarily affect of foreign currency gain	(366,564)	309,456	53,000
Minority interest	92,552	58,907	26,052
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	3,672,023	(2,027,646)	3,192,746
(Increase) decrease in other receivables	67,485	(4,954)	396,450
(Increase) decrease in inventories	(362,183)	551,255	(1,591,369)
(Increase) decrease in prepaids and other current assets	(72,766)	(123,358)	57,519
Increase (decrease) in accounts payable	(1,013,783)	771,489	594,247
Decrease in accounts payable, related party	—	(369,361)	(695,769)
Increase (decrease) in accrued expenses	(115,919)	53,527	(373,240)

Net cash provided by (used in) operating activities	1,498,507	(594,188)	1,907,675

Cash flows from investing activities:
Purchases of property and equipment	(1,384,261)	(723,472)	(432,704)
Proceeds from sale of assets	4,000	38,618	—
Purchase of intangibles	(1,173)	(19,790)	(45,071)
Purchase of other assets	(195,403)	(268,964)	258,972
Purchase of Mobitec, net of cash and cash equivalents acquired	—	(15,030)	(5,104,788)

Net cash used in investing activities	(1,576,837)	(988,638)	(5,323,591)

Cash flows from financing activities:
Proceeds from bank borrowings and lines of credit	44,583,728	38,704,333	35,964,873
Principal payments on bank borrowings and lines of credit	(46,520,356)	(36,811,272)	(31,900,033)
Proceeds for issuance of preferred stock	3,226,957	—	—
Payments related to issuance of preferred stock	(286,661)	—	—
Payment of dividends on preferred stock	(197,864)	(132,750)	(177,000)

Net cash provided by financing activities	805,804	1,760,311	3,887,840

Effect of exchange rate changes on cash and cash equivalents	(262,010)	(183,446)	(85,067)

Net increase (decrease) in cash and cash equivalents	465,464	(5,961)	386,857
Cash and cash equivalents at beginning of year	504,758	510,719	123,862

Cash and cash equivalents at end of year	$970,222	$504,758	$510,719

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$1,111,202	$1,079,776	$776,510

Cash paid during the year for income taxes	$118,080	$115,306	$31,690

See accompanying notes to consolidated financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
Supplemental disclosures of non-cash investing and financing activities:
Equipment acquired through issuance of capital lease	$—	$125,578	$—

Exchange of common and preferred stock for reduction in debt and trade and accounts payable-related party	$525,000	$300,000	$—

Reduction of goodwill from adjustment of restructuring reserve	$—	$76,201	$—

Acquisition of Mobitec (Note 2):
Cash purchase price	$—	$15,030	$5,104,788

Working capital acquired, net of cash and cash equivalents acquired of $347,477	$—	$—	$1,065,485
Fair value of other tangible assets acquired, principally property and equipment	—	—	263,556
Cost in excess of net assets acquired	—	15,030	6,836,055
Customer lists acquired	—	—	1,165,917
Minority interest assumed	—	—	(113,627)
Promissory note and obligation issued to seller	—	—	(2,591,235)
Fair value of warrants issued to seller	—	—	(95,000)
Fair value of stock issued to seller	—	—	(915,900)
Acquisition costs included in liabilities	—	—	(510,463)

	$—	$15,030	$5,104,788

Fair value of warrants issued as part of financing	$88,043	$—	$252,000

Reclassification of Series AAA Preferred Stock to equity	$1,770,000	$—	$—

See accompanying notes to consolidated financial statements.

(1)	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Organization

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

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The Company’s operations are affected by numerous factors, including but not limited to changes in laws and governmental regulations and technological advances. The Company cannot predict if any of these factors might have a significant impact upon the transportation communications and the law enforcement and surveillance industries in the future, nor can it predict what impact, if any, the occurrence of these or other events might have upon the Company’s operations and cash flows. Significant estimates and assumptions made by management are used for, but not limited to, the allowance for doubtful accounts, the allowance for slow moving inventory, the estimated useful lives of long-lived and intangible assets, the recoverability of such assets by their estimated future undiscounted cash flows, the fair value of reporting units and indefinite life intangible assets, the fair value of equity instruments and warrants, the allowance for warranty claim reserves and the purchase price allocations used in the Company’s acquisitions.

(d)	Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At times, the Company places temporary cash investments with high credit quality financial institutions in amounts that may be in excess of FDIC insurance limits.

(e)	Revenue Recognition

Revenue from product sales is recognized upon shipment to customers based upon the defined shipping terms. Even though the Company receives customer sales orders that may require scheduled product deliveries over several months, sales revenues are only recognized upon physical shipment of the product to the customer. Service revenues are recognized upon completing the service. Service revenues include product repair not under a warranty agreement, city route mapping, product installation, training, consulting services and funded research and development projects. Service revenues were not a significant source of revenue for 2003, 2002, and 2001. Product sales and service revenues for 2003, 2002, and 2001 are detailed below:

	Years Ended December 31,
	2003		2002		2001
	Amount	%	Amount	%	Amount	%
Product sales, net	$42,775,395	97.2%	$44,602,462	98.8%	$36,663,102	98.5%
Service revenues	1,250,847	2.8	535,524	1.2	552,250	1.5

Total	$44,026,242	100.0%	$45,137,986	100.0%	$37,215,352	100.0%

The Company’s customer sales agreements do not provide any post-sales service, support, subsequent upgrade rights or right of return.

(f)	Trade Accounts Receivable

The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade receivable credit risk exposure is limited. Trade receivables are carried at original invoice amount less an estimate provided for doubtful receivables, based upon a review of all outstanding amounts on a monthly basis. A valuation allowance is provided for known and anticipated credit losses, as determined by management in the course of regularly evaluating individual customer receivables. This evaluation takes into consideration a customer’s financial condition and credit history, as well as current economic conditions. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. No interest is charged on customer accounts.

(g)	Inventories

Inventories are valued at the lower of cost or market, with cost determined by the first-in, first-out method.

(h)	Property and Equipment

Property and equipment are stated at cost and are primarily depreciated using the straight-line method over the estimated useful lives of the assets ranging from three to ten years. The Company periodically evaluates the recoverability of its property and equipment. If facts and circumstances suggest that the property and equipment will not be recoverable, as determined based upon the undiscounted cash flows over the remaining depreciable period, the carrying value of property and equipment will be reduced to its fair value using prices for similar assets. To date, management has determined that no impairment of property and equipment exists.

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

Assumptions about future revenue and cash flows require significant judgment because of the current state of the economy, the fluctuation of actual revenue and the timing of expenses. The Company’s management develops future revenue estimates based upon customer commitments and other available data. Estimates of future cash flows assume that expenses will grow at rates consistent with historical rates. If the expected cash flows are not realized, or if market conditions result in lower valuation multiples, impairment losses may be recorded in the future. Critical assumptions to the evaluation of goodwill impairment for the DAC and Mobitec goodwill include continued increases in sales levels and profitability resulting from execution of cost saving plans implemented in 2003.

For goodwill, the impairment evaluation includes a comparison of the carrying value of the reporting unit (including goodwill) to that reporting unit’s fair value. If the reporting unit’s estimated fair value exceeds the reporting unit’s carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceed the unit’s carrying value, then an additional analysis is performed to allocate the fair value of the reporting unit to all of the assets and liabilities of that unit as if that unit had been acquired in a business combination and the fair value of the unit was the purchase price. If the excess of the fair value of the reporting unit over the fair value of the identifiable assets and liabilities is less than the carrying value of the unit’s goodwill, an impairment charge is recorded for the difference. To date, management has determined that no impairment of goodwill exists.

(j)	Intangible Assets

Intangible assets recorded as part of the acquisitions of Transit-Media and Digital Audio consist of certain deferred costs, tooling and related costs, and costs incurred to apply for and obtain patents on internally developed technology. Intangible assets also consist of a listing of customer relationships recorded as part of the acquisition of Mobitec. Intangible assets are amortized using a straight-line method over three to 15 years. The Company periodically evaluates the recoverability of its intangible assets. If facts and circumstances suggest that the intangible assets will not be recoverable, as determined based upon the undiscounted cash flows of the entity acquired and the patented products over the remaining amortization period, the carrying value of the intangible assets will be reduced to its fair value (estimated discounted future cash flows). To date, management has determined that no impairment of intangible assets exists.

(k)	Research and Development Costs

Research and development costs are charged to operations as incurred. Research and development expenses were $2,057,312, $2,492,428 and $2,648,510 in 2003, 2002 and 2001, respectively.

(l)	Advertising Costs

Advertising costs are charged to operations as incurred. Advertising expenses were $104,826, $72,728, and $128,843 in 2003, 2002, and 2001, respectively.

(m)	Shipping and Handling Fees and Costs

The Company includes in net sales shipping and handling fees billed to customers. Shipping and handling costs associated with inbound and outbound freight are included in cost of sales and totaled $902,890, $1,041,658, and $1,023,862 in 2003, 2002, and 2001, respectively.

(n)	Per Share Amounts

The basic net income (loss) per common share has been computed based upon the weighted average of shares of common stock outstanding. Diluted net income (loss) per common share has been computed based upon the weighted average of shares of common stock outstanding and shares that would have been outstanding assuming the issuance of common stock for all dilutive potential common stock outstanding. The Company’s convertible preferred stock and debt and outstanding stock options and warrants represent the only dilutive potential common stock outstanding. The amount of income (loss) used in the calculations of diluted and basic income (loss) per common share was the same for each respective year presented. Diluted net income (loss) per common share is equal to the basic net income (loss) per common share for the years ended December 31, 2003, 2002, and 2001 as common equivalent shares from stock options, stock warrants and convertible debentures would not have a dilutive effect because of the loss from continuing operations. As of December 31, 2003, there were approximately 5,374,525 of dilutive securities from convertible debt and equity securities, vested options and warrants, and warrants related to Series F Stock.

(o)	Stock-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock option plans. As allowed by SFAS No. 123, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board No. 25, “Accounting for Stock Issued To Employees,” and related interpretations, which does not require compensation to be recorded if the consideration to be received is at least equal to the fair value of the common stock to be received at the measurement date. Under the requirements of SFAS No. 123, non-employee stock-based transactions require compensation to be recorded based on the fair value of the securities issued or the services received, whichever is more reliably measurable.

Had compensation cost for the stock option plans been determined consistent with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the pro forma basic and diluted net loss per common share would have been as follows:

	2003	2002	2001
Net loss applicable to common shareholders	$(2,232,508)	$(366,503)	$(61,735)
Deduct: Stock based employee compensation expense determined under fair value method	(331,782)	(43,413)	(227,390)

Pro forma net loss applicable to common shareholders	$(2,564,290)	$(409,916)	$(289,125)

Basic and diluted net loss:
As reported	$(0.58)	$(0.10)	$(0.02)
Pro forma	$(0.66)	$(0.11)	$(0.08)

(p)	Translation of Foreign Currency

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

(r)	Fair Value of Financial Instruments

The following summarizes the major methods and assumptions used in estimating the fair values of financial instruments:

•	Cash and Cash Equivalents — The carrying amount approximates fair value due to the relatively short- term period to maturity of these instruments.

•	Short- and Long-Term Borrowings — The carrying amount approximates the estimated fair value for debt with similar terms, interest rates and remaining maturities currently available to companies with similar credit ratings.

(s)	Product Warranties

The Company provides a limited warranty generally for a period of one to three years for its products. The Company’s standard warranties require the Company to repair or replace defective products during such warranty period at no cost to the customer. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The following table provides a reconciliation of the Company’s warranty reserve account for the years ended December 31, 2003, 2002 and 2001.

	Balance at	Additions
	beginning of	charged to costs			Balance at
	year	and expenses	Deductions		end of year
Year ended December 31, 2003	$140,655	$111,305	$(81,666)		$170,294
Year ended December 31, 2002	143,189	—	(2,534	)(a)	140,655
Year ended December 31, 2001	89,958	53,231	—		143,189

     (a) Write-off of warranty claims

(t)	Reclassifications

Certain reclassifications have been made to the 2002 financial statements to conform to the presentation used in the 2003 financial statements. These reclassifications have no effect on net loss or stockholders’ equity as previously presented.

(2)	MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the years ended December 31, 2003, 2002 and 2001, the Company incurred net pre-tax losses of $1,100,371, $88,448 and $391,818 and net cash provided (used) in operating activities of 1,498,507, (594,188) and $2,121,576, respectively. Revenues for the fourth quarter of 2003 were down by approximately 20% compared to the 2002 fourth quarter, which contributed to a substantial 2003 fourth quarter loss. The financial covenants requirements under the Company’s working capital line of credit and two other subordinated debts were not met at the end of 2003. If the decline in revenue continues or the Company is not able to make satisfactory arrangements with its lenders for continuing financing, the Company may not be able to sustain operations as a going concern.

Management believes the operating results for the year ended December 31, 2003 was not representative of a normal year. Because of the nature of the Company’s customers, the fourth quarter is usually the highest revenue quarter. This was expected by management to hold true in 2003. Management believes the quarter ended December 31, 2003 was particularly abnormal due to the fact that several unusual events occurred. Approximately $3.5 million of orders scheduled to ship in the final weeks of the quarter were delayed or canceled. Management attributes this to the Company’s difficulty in obtaining bonding required by certain contracts and transit authority customers deferring orders to 2004. The calculation of the loss attributed to common stockholders in the fourth quarter of 2003 was also significantly affected by the accounting required by issuance of a series of preferred stock in November. Since the operating results for the fourth quarter fell short of management’s expectations, the covenants on the new working capital line of credit were not met.

The Company's Board of Directors and management initiated plans and strategies in 2002 to improve the operating results and to reduce the pressure on liquidity. The primary elements of the Company’s strategies, objective, plans and actions were to restructure the working capital line of credit, secure more subordinated financing and permanent capital, reduce the costs of Company products and operating costs, increase revenues through new product introductions and strategic alliances and better manage working capital and assets. A discussion of the progress through December 31, 2003 on these plans, the expected impact for 2004 and other management plans follows.

Working Capital Loan On November 6, 2003, the Company replaced its asset-based lender and agreement with a new three-year agreement (the “Credit Agreement”) with LaSalle Business Credit LLC. The Credit Agreement provides up to $10.0 million in borrowing to be used for acquisitions, working capital and general corporate purposes. The $10 million limit includes $2.0 million for Letters of Credit and $0.5 million for term loans. See Note 7 for further discussion of the terms. The availability of borrowings under this line of credit depends on a daily calculation of a borrowing base, which is a function of eligible accounts receivable and inventory. The allowable amounts under the new agreement exceed the amounts under the prior agreement. The new agreement contains financial covenants as well as a clause which would allow the lender to deem the agreement in default if it felt there was a material adverse change. The Company did not comply with the financial covenants as of December 31, 2003 and believed it was necessary to reset the financial covenants required in 2004. In April 2004 the lender agreed to waive the objective financial covenants as of December 31, 2003, set covenants for 2004 that management believes will be attained and agreed that the financial results for 2003 would not be deemed a material adverse change. Management believes these arrangements for 2004 will provide the Company adequate working capital financing.

Management presently does not anticipate the need to secure additional debt financing, negotiate debt restructurings or negotiate conversion of trade payables to equity to mitigate liquidity pressures in 2004. However, the Company will pursue all appropriate measures to address liquidity pressures should cash flow prove unsatisfactory in 2004.

Secure Subordinated Debt and Permanent Capital. In 2003, the Board of Directors approved plans that included raising up to $4 million of new equity. That plan was substantially realized in 2003 through elimination of the existing mandatory redemption clause the Series AAA Preferred stock and the issuance of new shares of Series E and F Preferred Stock. The events resulted in an increase to equity of approximately $4.7 million through December 31, 2003, including new funds of approximately $2.9 million in 2003. In 2004, more shares of Series E shares were issued; resulting in additional proceeds of approximately $308,000. The limits authorized by the Board of Directors would allow additional proceeds of $600,000 of from Series E shares. Management has discussed placing more Series E and Series F shares with existing shareholder and other potential investors and believes additional shares could be sold to those investors.

In August 2002, the Company completed two privately negotiated sales of convertible subordinated debentures with proceeds totaling $1.4 million. It is not expected that more debt of this nature will be sought.

The Company anticipates that additional equity financing may be sought in the latter part of 2004 in conjunction with potential acquisitions or launch of new business initiatives. In this regard, the Company is presently evaluating alternative measures and action plans, and soliciting proposals to secure additional equity from investment banks. These alternatives and plans are generally as follows:

Reduce the costs of Company products and operating costs. In the normal course of business, management has aggressively sought opportunities to reduce the cost structure and increase overall efficiency and responsiveness to its customers. In 2003, management initiated “tracked and monitored” profit improvement initiatives designed to further leverage the economy of scale that was developing in its operations. Management intends to continue developing its manufacturing and assembly infrastructure and organization to meet expected production requirements. The Company will continue manufacturing in-house certain key components of its products such as cable harnesses and assemblies, electronic destination sign systems, digital audio filter equipment and sub-system electronics. The Company believes this will enable it to: (1) produce highly reliable, quality products; (2) protect the proprietary nature of our technology and processes; (3) properly control our manufacturing and assembly processes and operations; and (4) achieve significant cost reductions. The cost reductions encompass all major elements of cost and operating expenses.

In 2003 management estimates that approximately $400,000 of improvement toward reduced costs was realized from these profit improvement initiatives. This is partially evidenced by gross margin improvement during the year. Management further believes that in 2004 this will increase to full year’s effect of improvement of approximately $1.4 million.

Increase revenues through new product introductions. The Company strives to be a leader in the transportation and law enforcement and surveillance markets served. In order to expand and protect its technology, the Company will continue to seek patent protection for its products and or licenses of key technology owned by others. The Company has introduced improved and new technologies in 2003 including the DR600 vehicle logic unit (“VLU”) that is the integration communication platform for transit vehicle systems including fare collection, automatic passenger counting, automatic vehicle announcement systems, engine monitoring and other applications. The Company has introduced full color electronic destination sign systems and with its global presence is leveraging on purchasing power to realized decreased cost of materials. The Digital Audio Corporation continues to develop new products for the law enforcement and surveillance markets taking advantage of the initiatives in U.S Homeland Security. The Company considers any increase in government funding related to national security, intelligence, and law enforcement initiatives as having the potential to influence positively the opportunity to sell our audio processing solutions. Additionally, as a result of increased attention to the potential for terrorist’s threats to transit vehicles and infrastructure, the Company is ideally suited to leverage on the vehicle locating and monitoring aspect of its Transportation Segment; an essential element of security is knowing, on a real time basis, the precise location of critical assets.

Increase revenues through strategic alliances. In September 2003, the Company and GE Transportation Systems Global Signaling, LLC (GETSGS) through General Electric’s (GE) Advanced Communications division based in Hingham, Mass signed a three-year Teaming Agreement. Through this agreement, the Company and GETSGS will work together to deliver advanced technology systems integration projects. The DR division will focus on vehicle location and passenger information processing and delivery systems while GETSGS will focus on communications technology, project management, and system integration. Through this agreement with GE, an organization that is uniquely capable of integrating our products with much larger systems in ways that exceed our independent technological and financial abilities, the Company believes it will significantly extend our transit market reach. The Company further believes the GPS-based vehicle location products, including the security aspect of such as noted above, may represent one of the Company’s more significant internal growth opportunities in fiscal year 2004.

Better working capital and asset management. Management has recognized that the working capital assets of trade accounts receivable and inventories represent significant opportunities if properly and aggressively managed. Customer account balances are continually monitored and evaluated by reviewing payment history and patterns of heavy shipments that could limit credit line borrowings with the asset based lender. The Company believes the decrease in the average days sales outstanding will help mitigate period to period liquidity tightness. As the inventories increased in recent years due to requirement of the markets served and improvements in technology, the Company has developed initiatives to promote retro-fit sales programs and incentives to use good, but other versions of technology. Management continues to assess its product lines in light of technology trends and economic conditions, to identify how to enhance existing product lines or create new distribution channels.

Management’s Conclusions. Management believes the cash and cash equivalents at December 31, 2003, together with the line of credit availability and additional capital raised in 2004, are sufficient to fund operations for the foreseeable future, assuming continued improvement in the Company’s overall cost structure resulting from ongoing cost reduction activities, ongoing efforts aimed at controlling costs, increasing revenues and improvements in asset management of trade accounts receivable and inventories. However, if these plans do not achieve the improvements management believes they will, other courses of action would be pursued, which may include sales of divisions of the company or other actions to curtail operations. If divisions were sold in a liquidation mode, the recorded values may not be realized.

(3)	GOODWILL AND OTHER INTANGIBLE ASSETS-ADOPTION OF STATEMENTS 141 AND 142

The Company has recorded goodwill in connection with its acquisition of DAC and Mobitec. The carrying values of these reporting units are determined by allocating all applicable assets (including goodwill) and liabilities based upon the unit in which the assets are employed and to which the liabilities relate, considering the methodologies utilized to determine the fair value of the reporting units.

The Company completed its annual goodwill and indefinite life intangible asset impairment evaluations as of December 31, 2003 and 2002, and has concluded that no impairment exists. Therefore, as a result of these impairment evaluations, no impairment charges were recorded during the years ended December 31, 2003 and 2002.

The following table reflects the impact of the new standards and reconciles the reported net loss applicable to common stock to net loss applicable to common stock adjusted for amortization of goodwill and other indefinite life intangible assets, net of the associated tax effects, and the related per share amounts:

	Years Ended December 31,
	2003	2002	2001
Net loss applicable to common shareholders	$(2,232,508)	$(366,503)	$(61,735)
Add back amortization, net of taxes*:
Goodwill	—	—	334,714

Adjusted net income (loss) applicable to common shareholders	$(2,232,508)	$(366,503)	$272,979

Reported net loss per share, basic and diluted	$(0.58)	$(0.10)	$(0.02)
Add back amortization, net of taxes:
Goodwill	—	—	0.10

Adjusted net income (loss) per share:
Basic	$(0.58)	$(0.10)	$0.08

Diluted	$(0.58)	$(0.10)	$0.07

*	The Company’s goodwill amortization expense has not been deductible for tax purposes.

The change in the carrying amount of goodwill for each of the Company’s operating segments for the years ended December 31, 2003 and 2002 is as follows:

	Transportation	Law enforcement
	communications	and surveillance	Total
Balance as of January 1, 2002	$6,595,711	$960,944	$7,556,655
Acquisitions	15,030	—	15,030
Adjustment of restructuring reserve	(76,201)	—	(76,201)
Effect of exchange rates	1,464,912	—	1,464,912

Balance as of December 31, 2002	$7,999,452	$960,944	$8,960,396
Effect of exchange rates	1,705,717	—	1,705,717

Balance as of December 31, 2003	$9,705,169	$960,944	$10,666,113

The composition of the Company’s acquired intangible assets and the associated accumulated amortization as of December 31, 2003 and 2002 is as of follows:

		December 31, 2003			December 31, 2002
	Weighted
	Average	Gross		Net	Gross		Net
	Remaining Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets subject to amortization:
Patents and development costs	2.5	$473,057	$328,818	$144,239	$367,959	$229,224	$138,735
Customer lists	12.5	1,652,719	269,666	1,383,053	1,387,496	133,698	1,253,798

	9.5	$2,125,776	$598,484	$1,527,292	$1,755,455	$362,922	$1,392,533

The aggregate amount of amortization expense for the years ended December 31, 2003 and 2002 was approximately $162,202 and $126,342, respectively. Amortization expense for each of the years ending December 31, 2004 through 2009 is estimated to range from $110,180 to $166,395.

(4)	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2003	2002
Leasehold improvements	$87,561	$58,461
Computer and telecommunications equipment	2,847,287	1,601,624
Test equipment	224,022	197,665
Furniture and fixtures	1,627,370	1,174,462

	4,786,240	3,032,212
Less accumulated depreciation and amortization	2,351,651	1,459,953

	$2,434,589	$1,572,259

(5)	INVENTORIES

Inventories consist of the following:

	December 31,
	2003	2002
Raw materials	$7,477,081	$7,237,385
Work in process	233,436	148,105
Finished goods	2,087,093	1,445,032

	$9,797,610	$8,830,522

(6)	LEASES

The Company leases its premises and certain office equipment under various operating leases that expire at various times through 2009. Rent and lease expense under these operating leases was $741,547, $741,220, and $629,229 for the years ended December 31, 2003, 2002, and 2001, respectively. The Company records rent on a straight-line basis.

The Company also has a lease commitment under a capital lease obligation for a tradeshow booth that expires in 2004.

At December 31, 2003, future minimum lease payments under the non-cancelable operating leases and the future minimum lease payments and the present value of the capital lease are as follows:

	Capital	Operating
Year Ending December 31,	Leases	Leases

2004	$69,000	$746,230
2005	—	592,166
2006	—	464,405
2007	—	377,757
2008	—	185,025
Thereafter	—	54,663

Total future minimum lease payments	69,000	$2,420,246

Less amount representing interest (8.6% interest)	3,110

Present value of future minimum capital lease payments	65,890
Less current portion	65,890

Long-term portion	$—

(7)	LINES OF CREDIT AND LONG-TERM DEBT

a) Lines of Credit

On November 6, 2003, the Company replaced its asset-based lending agreement formerly with Guaranty Business Credit Corporation (“GBCC”) with a three year agreement (the “Credit Agreement”) with LaSalle Business Credit LLC (“LBC”). Borrowings under the Credit Agreement are classified as current liabilities in accordance with EITF 95-22 Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. However, it is management’s intention to manage the bank credit facility as long-term debt with a final maturity date in 2006, as provided for in the agreement that was signed.

At December 31, 2003, the Credit Agreement provided up to $10.0 million in borrowing to be used for acquisitions, working capital and general corporate purposes. The borrowing is inclusive of $2.0 million for Letters of Credit and $0.5 million for term loans. The interest rate on loans under this agreement is the published prime lending rate (4.00 percent at December 31, 2003) plus 1 percent. There is a fee equal to 2.5 percent on the aggregate undrawn face amount of all Letters of Credit outstanding.

The Credit Agreement includes customary covenants and conditions relating to the conduct and operation of the Company’s business. Specifically, the Credit Agreement subjects the Company to an escalating fixed charge coverage ratio from 1.0 to 1.5 and an escalating tangible net worth value (as defined) from $2.5 million to $3.9 million over the term of the agreement calculated on a quarterly and rolling 12 month basis; limits annual capital expenditures to $1.5 million and limits borrowing by providing for a reserve of $500,000 until the fixed charge coverage ratio of 1.15 to 1.00 has been met. At December 31, 2003, available collateral based on the value of eligible trade accounts receivable and inventories was $5,333,273 that, given the outstanding debt balance under this agreement of $4,222,336, would have resulted in additional borrowing availability of $1,110,937. However, the required reserve reduced additional borrowing availability by $500,000 to $610,937. The outstanding debt under this agreement is secured by substantially all U.S.-based assets of the Company. At December 31, 2003, the Company was not in compliance with its financial covenants within the bank agreement except for the capital expenditure covenant, but has received waivers for violation of the covenants. The Company has further received from the lender revised loan covenant parameters taking into effect the results of the three months end December 31, 2003 that affected the initial covenant computations to which the loan agreement was based and negotiated. The covenants of the escalating fixed charge coverage ratio and tangible net worth have been revised after considering the results of the three months ended December 31, 2003 and the Company’s projected operating plan for the year ending December 31, 2004. The tangible net worth covenant and fixed charge coverage ratio covenants have been re-set to the following: tangible net worth shall not at any time be less than one million five hundred thousand dollars ($1,500,000) at all times from December 31, 2003 through December 30, 2004 and two million one hundred thousand dollars ($2,100,000) at all times from December 31, 2004 through December 30, 2005 and thereafter, from the last day of each fiscal year through the day prior to the last day of each immediately succeeding fiscal year; the fixed charge coverage ratio of EBITDA to fixed charges for each period not to be less than the ratio for the three (3) month period ended March 31, 2004 of 1.00:1.00- for the six (6) month period ending June 30, 2004 of 1.00:1.00, for the nine (9) month period ending September 30, 2004 of 1.15:1.00 and for the twelve (12) month period ending December 31, 2004 and each twelve (12) month period ending on the last day of each fiscal quarter thereafter of 1:15;1.00.

Mobitec AB, the Company’s wholly owned Swedish subsidiary, has an agreement with its bank in Sweden from which it may currently borrow up to a maximum of 10,000,000 krona (SEK) or $1,381,000. At December 31, 2003, 9,822,122 krona (SEK), or $1,356,435 was outstanding, resulting in additional borrowing availability of 177,878 krona (SEK), or $24,565. The maximum borrowing in the amount of 10,000,000 krona (SEK) is secured by cash on deposit with the bank in the amount of 2,200,000 krona (SEK), or $303,820. The terms of this agreement require payment of an unused credit line fee equal to 0.5 percent of the unused portion and average interest of 4.1 percent of the outstanding balance. This agreement is secured by substantially all assets of Mobitec AB. The line of credit agreement has an expiration date of December 31, 2004. On or before expiration, the Company expects to renew this credit agreement with an agreement substantially similar in terms and conditions.

Mobitec AB also has an agreement with the same bank from which it may borrow up to 6,000,000 krona (SEK), or $828,600. Based upon the availability formula under this agreement, 2,927,443 krona (SEK), or $404,280 was outstanding at December 31, 2003, resulting in additional borrowing availability of 3,072,557 krona (SEK), or $424,320. The line of credit bears average interest of 5.29 percent and is collateralized by accounts receivable. The agreement has an expiration date of December 31, 2004. On or before expiration, the Company expects to renew this credit agreement with an agreement substantially similar in terms and conditions.

Lines of credit at December 31, 2003 and 2002 consists of the following:

	December 31,
	2003		2002
Credit line with LaSalle Business Credit, dated November 6, 2003, payable in full November 15, 2006, secured by accounts receivable, inventory and all assets of the U.S. based domestic entities of the Company.	$4,222,336	*	$—
Credit line with Guaranty Business Credit Corporation, dated August 23, 1999, payable in full August 23, 2003, extended through November 21, 2003, secured by accounts receivable, inventory and all assets of the U.S. based domestic entities of the Company.	—		6,489,729
Line of credit with Swedish bank dated December 31, 2003, secured by assets of the Swedish subsidiary, Mobitec AB, and a cash deposit, with average interest of 4.1%.	1,356,435		862,110
Line of credit with Swedish bank dated December 31, 2003 secured by accounts receivable of the Swedish subsidiary, Mobitec AB, with average interest at 5.29%.	404,280		151,952

Total lines of credit	$5,983,051		$7,503,791

*	Classified as a current liability in conformity with EITF 95-22

b) Long-Term Debt

Long-term debt consists of the following notes and obligations, the proceeds of which were used to finance the Mobitec acquisition and for working capital requirements.

An unsecured note in the amount of $1,765,235 and obligation in the amount of $225,000 are due a shareholder. On June 26, 2003, the Company and the shareholder agreed to: (1) convert $350,000 of the original note, which was issued June 28, 2001, was payable in full June 28, 2004 and had a balance of $2,111,235, to common stock; and (2) extend the due date on the remaining note balance of $1,761,235 to June 30, 2005. The note, as amended, requires three incrementally increasing quarterly payments beginning July 1, 2004 in the amounts of $50,000, $75,000, and $100,000 with the remaining balance in the amount of $1,536,235 due June 30, 2005. The unsecured note has an annual interest rate of 9 percent paid annually increasing to 10 percent beginning July 1, 2004. The obligation balance of $225,000 at December 31, 2003 is non interest bearing and is due in full June 30, 2004.

A term loan from a Swedish bank dated June 28, 2001 having a balance of 12,100,000 krona (SEK), or $1,677,927, at December 31, 2003 is payable in 10 remaining quarterly payments of 1,100,000 krona (SEK), or $151,910 at an annual interest rate of 5.35 percent and is secured by stock of the Company’s Swedish holding company, DRI-Europa AB, and its consolidated subsidiary, Mobitec AB.

Four convertible subordinated debentures in the aggregate amount of $3,000,000 dated June 22, 2001 and $1,150,000 dated July 31, 2002, collectively the “Renaissance Notes,” are payable to two investment funds managed by Renaissance Capital Group, Inc. The two debentures having an aggregate principal amount of president of Renaissance Capital Group, Inc. is a member of the Company’s Board of Directors. The $3,000,000 debenture is payable in full on June 22, 2008, if not sooner redeemed or converted, with annual interest at 8 percent paid monthly. They also provide for monthly principal redemption installments commencing June 27, 2004, each of such installments to be in the dollar amount of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount. The two debentures having an aggregate principal amount of $1,150,000 are payable in full on July 31, 2009, if not sooner redeemed or converted, with annual interest at 8 percent paid monthly. They also provide for monthly principal redemption installments commencing July 31, 2005, each of such installments to be in the dollar amount of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount. The loan agreement under which the convertible debenture was issued subjects the Company to a 1:1 Earnings Before Interest, Depreciation and Amortization to interest coverage ratio to be calculated quarterly on a rolling four quarter basis and a 1.3:1 current ratio to be calculated at each quarter end. At December 31, 2003, the Company was not in compliance with its financial covenant within the agreement, but received waivers on April 14, 2004 for violation of the interest coverage and current ratio noted above.

A convertible subordinated debenture in the amount of $250,000 dated August 26, 2002, is payable to a stockholder and member of the Board of Directors, and is due in full August 26, 2009, if not sooner redeemed or converted, with annual interest at 8 percent paid monthly. It also provides for monthly principal redemption installments commencing August 26, 2005, each of such installments to be in the dollar amount of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount. The loan agreement under which the convertible debenture was issued subjects the Company to a 1:1 Earnings Before Interest, Depreciation and Amortization to interest coverage ratio to be calculated quarterly on a rolling four quarter basis and a 1.3:1 current ratio to be calculated at each quarter end. At December 31, 2003, the Company was not in compliance with its financial covenant within the agreement, but received waivers on April 14, 2004 for violation of the interest coverage and current ratio noted above.

Long-term debt at December 31, 2003 and 2002 consists of the following:

	December 31,
	2003	2002
Unsecured note to a stockholder, dated June 28, 2001, payable in full June 30, 2005, with interest at 9%, increasing to 10% in July 2004.	$1,765,235	$2,111,235
Unsecured obligation to a stockholder dated June 28, 2001, payable in 12 quarterly installments, with zero interest.	225,000	360,000
Note payable to a Swedish bank, dated June 28, 2001, payable in 20 quarterly installments of $151,910 including interest at 5.35%. Note collateralized by stock of Swedish holding company and consolidated subsidiary.	1,667,927	1,763,050
Convertible debentures dated June 22, 2001, payable in full June 22, 2008, with interest at 8%, net of unamortized discount arising from warrants.	2,838,000	2,802,000
Convertible debentures dated July 31, 2002, payable in full July 31, 2009, with interest at 8%.	1,150,000	1,150,000
Convertible debenture dated August 26, 2002, payable in full August 26, 2009, with interest at 8%.	250,000	250,000

Total long-term debt	7,896,162	8,436,285
Less current maturities	1,249,110	763,360

	6,647,052	7,672,925
Long-term portion of capital lease	—	65,015

	$6,647,052	$7,737,940

Net interest expense was $1,093,293, $1,150,962 and $814,207 for the years ended December 31, 2003, 2002 and 2001, respectively.

The repayment amounts of long-term debt are due as follows:

Year ending December 31,	Amount
2004	$1,249,110
2005	2,601,388
2006	700,443
2007	350,203
2008	2,067,824
Thereafter	927,194

Total	$7,896,162

(8)	PREFERRED STOCK

The Company has the authority to issue 5.0 million shares of Preferred Stock, of which 20,000 shares have been designated Series AAA Redeemable Nonvoting Preferred Stock (“Series AAA Preferred Stock”). On December 13, 1999, the Board of Directors authorized the creation of 10,000 shares of a Preferred Stock class designated as “Series D Junior Participating Preferred Stock,” which has a par value of $0.10. On June 2, 2003, the Board of Directors authorized the creation of 500 shares of a Preferred Stock class designated as “ Series E Redeemable Nonvoting Convertible Preferred Stock,” which has a par value of $0.10; and on October 13, 2003, the Board of Directors authorized the creation of 300 shares of a Preferred Stock class designated as “Series F Convertible Preferred Stock,” which has a par value of $0.10. Therefore, 4,969,200 shares of undesignated preferred stock are authorized.

As of December 31, 2003, the Company had sold 363 shares of the Series E Stock for an aggregate purchase price of $1,815,000 to 24 private investors. Series E Stock is convertible at any time into shares of the Common Stock at a conversion price of $3.00 per share of Common Stock, subject to certain adjustments, and, prior to conversion, does not entitle the holders to any voting rights, except as may be required by law. The Company does not have the right to require conversion. Holders of Series E Stock are entitled to receive cumulative quarterly dividends when, and if declared by the Board of Directors, at the rate of 7 percent per annum on the liquidation value of $5,000 per share. Series E Stock is redeemable at the option of the Company at any time, in whole or in part, at a redemption price equal to the liquidation value plus accrued and unpaid dividends. Holders of Series E Stock do not have the right to require redemption.

On November 10, 2003, the Company closed the sale of 300 shares of Series F Convertible Preferred Stock (“Series F Stock”), par value $.10 to Dolphin Offshore Partners, L.P. (“Dolphin”) for a purchase price of $1.5 million. The terms of the Series F stock were subsequently amended, as described in Note 21. The Series F Stock was convertible at any time into shares of the Company’s Common Stock at a conversion price of $2.35 per share of Common Stock, subject to certain adjustments, which was the market price of the Company’s Common Stock at the time the parties reached agreement on terms. Prior to conversion, the Series F Stock votes as a single class with holders of Common Stock on an as-if-converted basis. The shares are mandatorily convertible into Common Stock if the Company’s Common Stock hits certain targeted trading prices or upon the conversion of certain subordinated debentures previously issued by the Company (two investment funds managed by Renaissance Capital Group, Inc. — See Note 7(b) “Long-Term Debt”). Dividends were not payable on the Series F Stock, as originally issued for the first five years after issuance. If certain trading price targets were not met by the Company’s Common Stock within five years after issuance, the conversion price would have been reduced and dividends would thereafter have begun to accrue and be payable quarterly on the Series F Stock at the rate of 10% per annum on the liquidation value (initially, $1.5 million, or $5,000 per share). The Series F Stock is not redeemable at the option of holder, and was to have been redeemable by the Company only if and when dividends began to accrue. In connection with the sale of the Series F Stock to Dolphin, the Company issued warrants (the “Dolphin warrants”) to Dolphin to purchase 319,149 shares of the Company’s Common Stock at an exercise price of $3.00 per share, subject to certain adjustments. The Dolphin warrants were exercisable at any time, for a period of seven years after issuance. The Company also granted to Dolphin a right of first refusal to purchase, in connection with future equity offerings by the Company, for a period of five years after the Series F Stock issuance date, a sufficient number of the securities issued in such equity offering to maintain its proportionate ownership interest in the Company, on a diluted basis. The Company also granted to Dolphin certain rights to have the shares of Common Stock underlying the Series F Stock and issuable upon the exercise of the Dolphin warrants registered with the Securities and Exchange Commission. Pursuant to the registration rights agreement, the conversion price of the Series F Stock and the exercise price of the Dolphin warrants were subject to being decreased if the Company did not file appropriate registration statements or cause such registration statements to be declared effective by certain dates. In connection with the issuance of the Series F Stock, the Company recorded during the fourth quarter a charge against income available for common shareholders of $702,626 based upon the relative fair value of the stock and warrants.

The Series E Stock and the Series F Stock have equal priority with respect to liquidation, and shares of both series have liquidation preferences prior to the Company’s outstanding shares of Series AAA Preferred Stock and Common Stock.

On March 6, 2003, the Company announced that at a special meeting of the Series AAA Preferred Stock shareholders, the holders of the Series AAA Preferred Stock approved an amendment to the Articles of Incorporation to remove the mandatory redemption date, which would have occurred in December 2003. The Company may now redeem the Series AAA Preferred Stock at its sole discretion upon providing preferred shareholders with appropriate written notice. Had the holders of the Series AAA Preferred Stock not approved the amendment, the Company would have had to pay the redemption price, which is equal to the liquidation preference, in December 2003. The liquidation preference equals $5,000 per share, plus all accrued and unpaid dividends, which at December 31, 2003 was $1,858,500.

(9)	COMMON STOCK WARRANTS

During 2003, the Company granted 68,000 warrants to one individual and one registered broker dealer that allow the holder to purchase one share of Common Stock for each warrant granted. The value of those warrants was approximately $98,536. Of this amount, $10,492 was charged to selling, general and administrative expenses, while the balance of $88,044 was charged to issuance costs in connection with the sale of Series E Preferred Stock. The warrants have an exercise price of $2.50 and expire in 2008.

Also, during 2003, the Company granted 319,149 warrants to Dolphin Offshore Partners, L.P. (“Dolphin”) that allow the holder to purchase 319,149 shares of the Company’s common stock at an exercise price of $3.00 per share, subject to certain adjustments. The Dolphin warrants were exercisable at any time, for a period of seven years after issuance. The Dolphin warrants were subsequently terminated as described in Note 21.

In 2001, the Company granted 350,000 warrants that allow the holder to purchase one share of Common Stock for each warrant granted. Of those warrants, 300,000 were granted as part of the Mobitec acquisition and financing. Of that amount, 100,000 warrants are exercisable at $4 per share, valued at approximately $95,000 on the date of acquisition, and 200,000 are exercisable at $2.05 per share, valued at approximately $252,000 on the date of acquisition. Those amounts were capitalized as part of the acquisition financing. The remaining 50,000 warrants were issued to an individual and are exercisable at $2.15 per share. The value of those warrants was approximately $35,000 and was charged to selling, general, and administrative expenses. These warrants are fully vested and expire in 2006.

During 2000, the Company issued 121,000 warrants that allow the holder to purchase one share of Common Stock for each warrant granted. Of that amount, 111,000 are exercisable at $3.75 per share, and 10,000 are exercisable at $3 per share. These warrants have five-year terms and expire in 2005.

(10)	COMMON STOCK OPTIONS

(a)	Incentive Stock Option Plan

The Company has an incentive stock option plan for employees whereby options to purchase Common Stock are granted at no less than the stock’s estimated fair market value at the date of the grant and may be exercised during specified future periods.

	2003		2002		2001
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	714,800	$2.44	674,300	$2.42	587,800	$2.42
Granted	85,000	2.54	50,000	2.55	88,000	2.48
Exercised	—	—	—	—	—	—
Expired	(33,300)	2.56	(9,500)	1.97	(1,500)	2.15

Outstanding at end of year	766,500	$2.44	714,800	$2.44	674,300	$2.42

Weighted-average fair value of options granted during the year		$2.05		$0.72		$1.72

	Options Outstanding			Options Exercisable
	Number	Weighted-Average		Number
Range of	Outstanding	Remaining	Weighted- Average	Exercisable	Weighted- Average
Exercise Price	at 12/31/03	Contractual Life	Exercise Price	at 12/31/03	Exercise Price
$1.65 - 2.08	308,288	5.53 years	$1.96	308,288	$1.96
2.15 - 3.00	458,212	5.85 years	$2.77	192,212	$2.73

	766,500			500,500

(b)	Non-Qualified Stock Options

The Company has issued options to purchase Common Stock primarily to non-employee members of the Board of Directors or committees of the Board of Directors which are exercisable at times and in increments as specified by the individual agreements.

	2003		2002		2001
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	259,987	$2.25	259,987	$2.25	215,987	$2.20
Granted	76,000	2.35	6,000	2.50	44,000	2.50
Exercised	—	—	—	—	—	—
Expired	(91,987)	2.56	(6,000)	2.38	—	—

Outstanding at end of year	244,000	$2.16	259,987	$2.25	259,987	$2.25

Weighted-average fair value of options granted during the year		$2.08		$1.19		$1.72

	Options Outstanding			Options Exercisable
	Number	Weighted-Average		Number
Range of	Outstanding	Remaining	Weighted- Average	Exercisable	Weighted- Average
Exercise Prices	at 12/31/03	Contractual Life	Exercise Price	at 12/31/03	Exercise Price
$1.63 - 2.00	124,000	5.87 years	$1.93	124,000	$1.93
2.35 - 3.00	120,000	8.67 years	$2.41	44,000	$2.50

	244,000			168,000

(c)	Stock-Based Compensation

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

	2003	2002	2001
Risk-free interest rate	4.27%	3.83%	5.00%
Expected life	10 years	1 to 10 years	10 years
Expected volatility	64.05%	54.37%	57.50%
Expected dividends	None	None	None

(11)	INCOME TAXES

The pretax loss for the years ended December 31, 2003, 2002, and 2001 was taxed by the following jurisdictions:

	2003	2002	2001
Domestic	$(786,746)	$(303,517)	$733,338
Foreign	(313,625)	215,069	(1,125,156)

	$1,100,371	$(88,448)	$(391,818)

The income tax provision charged (benefit credited) for the years ended December 31, 2003, 2002 and 2001 were as follows:

	2003	2002	2001
Current:
U.S. federal	$—	$—	$—
State	—	(32,405)	18,353
Foreign	(1,229)	215,614	70,788

	(1,229)	183,209	89,141

Deferred:
U.S. federal	80,053	(86,714)	(605,119)
State	4,730	(116,589)	(39,642)
Foreign	26,056	62,242	22,485

	110,839	(141,061)	(622,276)

	$109,610	$42,148	$(533,135)

The income tax expense (benefit) differs from the expected amount of income tax expense (benefit) determined by applying the U.S. federal income tax rates to the pretax income (loss) for the years ended December 31, 2003, 2002 and 2001 due to the following:

	2003		2002		2001
		Percentage		Percentage		Percentage
		of pretax		of pretax		of pretax
	Amount	earnings (loss)	Amount	earnings (loss)	Amount	earnings (loss)
Computed “expected” tax benefit	$(385,130)	(35.0)%	$(30,957)	(35.0)%	$(137,137)	(35.0)%
Increase (decrease) in income taxes resulting from:
Nondeductible expenses	136,465	12.4	309,062	349.4	318,066	81.2
Nontaxable income	(95,349)	(8.7)	(122,724)	(138.8)	(64,345)	(16.4)
Foreign subsidiary losses	172,786	15.7	244,232	276.1	193,992	49.5
Lower rates on earnings of foreign operations	(9,017)	(0.8)	(154,588)	(174.8)	(10,350)	(2.6)
State taxes, net of federal benefit	(54,285)	(4.9)	(57,818)	(65.4)	8,740	2.2
Realization of loss carryforwards and other changes in valuation allowance	344,140	31.3	(92,000)	(104.0)	(842,101)	(214.9)
Refunds of prior years taxes	—	—	(53,059)	(58.3)	—	—

	$109,610	10.0%	$42,148	49.2%	$(533,135)	(136.0)%

Net deferred tax assets consist of the following components as of December 31, 2003 and 2002:

	2003	2002
Deferred tax assets:
Federal and state loss carryforwards	$1,022,106	$427,285
Federal tax credits	87,908	87,908
Foreign loss carryforwards	1,057,574	905,000
Foreign currency translation benefits	—	17,599
Inventory reserve and capitalization	192,942	135,761
Other accruals and reserves	9,055	205,110

Total gross deferred tax assets	2,369,585	1,778,663
Less valuation allowance	(1,529,000)	(913,000)

	840,585	865,663
Deferred tax liabilities:
Untaxed foreign reserves	(193,918)	(138,695)

Net deferred tax assets	$646,667	$726,968

The Company reduces its deferred tax assets by a valuation allowance when, based upon the available evidence, it is more likely than not that a significant portion of the deferred tax assets will not be realized. At December 31, 2003, the Company’s deferred tax valuation allowance was attributable to operating loss carryforwards from its various domestic jurisdictions and one of its foreign subsidiaries. The net deferred tax assets at December 31, 2003 would be realized from projected taxable income through 2006. As of December 31, 2002, substantially all of the Company’s deferred tax valuation allowance was attributable to operating loss carryforwards at one of its foreign subsidiaries.

The components giving rise to the net deferred tax assets described above have been included in the accompanying consolidated balance sheets as of December 31, 2003 and 2002 as follows:

	2003	2002
Noncurrent assets	$840,585	$865,663
Current liabilities	(193,918)	(138,695)

	$646,667	$726,968

At December 31, 2003, the Company has net operating loss carryforwards for federal income tax purposes of $2,550,017, which are available to offset future federal taxable income, if any, through 2009 to 2022. In addition, two of the Company’s domestic subsidiaries have net economic loss carryforwards for state income tax purposes of $1,836,600, which are available to offset future state taxable income, if any, through 2012 and 2013. Further, one of the Company’s foreign subsidiaries also has loss carryforwards for German tax purposes of $3,529,168 which are available to offset future foreign taxable income.

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

The Company also has research and development tax credits for federal income tax purposes of $87,908 at December 31, 2003 that expire in various years from 2007 through 2011.

(12)	OTHER COMPREHENSIVE INCOME (LOSS)

The following is a summary of the tax effects of the components of other comprehensive income (loss), consisting solely of foreign currency translation adjustments, reported in the statements of shareholders’ equity for the years ended December 31, 2003, 2002 and 2001:

		Tax (Expense)	Net of tax
	Pre-tax Amount	Benefit	Amount
Year ended December 31, 2003:
Foreign currency translation adjustment	$1,850,648	$—	$1,850,648

Year ended December 31, 2002:
Foreign currency translation adjustment	$1,052,546	$(215,593)	$836,953

Year ended December 31, 2001:
Foreign currency translation adjustment	$(133,307)	$46,251	$(87,056)

(13)	MAJOR CUSTOMERS

Because of the nature of the Company’s business, the major customers will vary between years. Net sales for the years ended December 31, 2003, 2002 and 2001 include sales in the transportation communications segment to the following major customers:

	Years Ended December 31,
Customer	2003		2002		2001
Customer A	$7,118,126		$4,670,503		$4,611,774
Customer B	*	*	5,208,182		4,797,440
Customer C	*	*	*	*	4,125,710

	$7,118,126		$9,878,685		$13,534,924

**	The net sales to these customers were less than 10 percent of net sales for the years indicated.

Accounts receivable balances for the customers listed above were as follows at December 31, 2003 and 2002:

	December 31,
	2003		2002
Customer A	$1,448,293		$929,508
Customer B	*	*	2,253,332
Customer C	*	*	*	*

	$1,448,293		$3,182,840

**	Balances for these customers were not presented for years in which their net sales were not significant.

(14)	RELATED PARTY TRANSACTIONS

In the past, the Company purchased electronic components supporting the transportation communications segment from a major shareholder, Lite Vision Corporation (“Lite Vision”), a Taiwan-based company. Lite Vision held 12.7 percent (500,000) of the outstanding shares of Common Stock of the Company at December 31, 2003. Subsequently, that stock was acquired by an individual investor on January 16, 2004. The components purchased form Lite Vision consisted primarily of LED printed circuit display boards and LED/Flip-Dot printed circuit boards. The Company purchased from Lite Vision approximately $3.5 million, and $4.4 million in components and assemblies during 2002 and 2001, respectively, but did not make any purchases from Lite Vision during 2003. There were not any amounts due to Lite Vision as of December 31, 2003. The accounts payable balance due to Lite Vision was $859,425 as of December 31, 2002. Mr. Joseph Tang, previously President of Lite Vision and affiliated with Lite Vision in early 2003, while also pursuing other private business interests, served on the Company’s Board of Directors through October 4, 2003. During 2002 the Company issued 100,000 shares of restricted, unregistered Common Stock to Lite Vision at $3.00 per share in exchange for a $300,000 reduction in accounts payable.

John D. Higgins, a director of the Company, was an employee of Investec Ernst & Co., a securities and investment banking firm that was engaged in December 2000 to provide a fairness opinion from a financial point of view with respect to the Mobitec acquisition. Investec Ernst & Co. received a fee of $120,000, plus reasonable actual expenses, for furnishing the fairness opinion. In addition, also as part of the Mobitec acquisition, Mr. Higgins received a fee of $17,500 for the successful completion of certain convertible debenture financing. On August 26, 2002, the Company completed a privately negotiated sale of a $250,000 convertible subordinated debenture to Mr. Higgins, who received a closing fee of $5,850 related to the placement of the debenture.

On August 2, 2002, the Company completed a privately negotiated sale of $1.15 million of convertible subordinated debentures through funds managed by Dallas-based Renaissance Capital Group. Russell C. Cleveland, Renaissance Capital Group’s President and Chief Executive Officer, serves on the Company’s Board of Directors. In June 2001, prior to Mr. Cleveland’s involvement as a director of the Company, the Company issued convertible debentures in the amount of $3 million (the “2001 Debentures”) to Renaissance Capital Group containing substantially the same terms as the convertible debentures issued in 2002. Renaissance Capital Group received a closing fee of $17,250 related to the placement of the debenture.

(15)	SEGMENT INFORMATION

The Company has two principal business segments, which are based upon differences in products and technology: (1) transportation communications segment; and (2) law enforcement and surveillance segment. The transportation communications segment produces automated announcement and passenger information systems and electronic destination sign products for municipalities, regional transportation districts, and departments of transportation and bus vehicle manufacturers. The law enforcement and surveillance segment produces digital signal processing products for law enforcement agencies and organizations.

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

	2003	2002	2001
Net sales
Transportation communications	$42,569,452	$43,550,637	$35,546,489
Law enforcement and surveillance	1,456,790	1,587,349	1,668,863

	$44,026,242	$45,137,986	$37,215,352

Income (loss) from operations
Transportation communications	$4,316,462	$4,641,059	$3,681,976
Law enforcement and surveillance	88,296	151,596	17,412
Parent entities	(4,825,034)	(4,068,437)	(3,280,545)

	$(420,275)	$724,218	$418,843

Depreciation and amortization
Transportation communications	$415,614	$361,019	$460,469
Law enforcement and surveillance	209,135	37,867	140,822
Parent entities	88,612	87,251	99,023

	$713,361	$486,137	$700,314

Capital expenditures
Transportation communications	$1,055,094	$356,257	$379,916
Law enforcement and surveillance	270,031	205,742	16,649
Parent entities	59,136	161,473	36,139

	$1,384,261	$723,472	$432,704

Identifiable assets
Transportation communications	$29,699,102	$29,440,853	$25,528,403
Law enforcement and surveillance	2,033,961	2,144,347	1,763,182
Parent entities	2,818,833	1,797,986	1,518,564

	$34,551,896	$33,383,186	$28,810,149

Long-lived assets
Transportation communications	$13,309,034	$10,748,888	$8,698,249
Law enforcement and surveillance	1,231,936	1,224,509	1,003,167
Parent entities	493,158	366,555	260,829

	$15,034,128	$12,339,952	$9,962,245

Geographic information — net sales
NAFTA	$25,909,172	$30,260,834	$28,974,134
Europe	14,819,410	11,615,851	6,152,232
Pacific and other	3,297,660	3,261,301	2,088,986

	$44,026,242	$45,137,986	$37,215,352

(16)	SHAREHOLDERS’ RIGHTS

On December 13, 1999, the Board of Directors approved a rights agreement that establishes a shareholder rights plan designed to prevent any potential acquirer from obtaining control of the Company without negotiating the terms of the transaction with the Board of Directors. Under the rights plan, among other things, in the event of an acquisition of, or an announced tender offer for, 15% or more of the Company's outstanding Common Stock, holders of the Common Stock have been granted the right to purchase a fraction of a share of the Company's Series D Junior Participating Preferred Stock or shares of the Common Stock having a market value of twice the exercise price of the rights. If, after any person acquires the specified percentage of the Common Stock, the Company is involved in a merger, consolidation, sale of assets or similar acquisition transaction, and it is not the acquiring or surviving corporation, then each right will entitle its holder to purchase, at the exercise price, shares of the acquiring or surviving company having a market value of twice the exercise price, and the acquiring or surviving company will be obligated to assume the Company's obligations under the rights plan.

The rights will expire on October 7, 2009, if not previously redeemed or exchanged. The rights are redeemable by the Company at any time before any person acquires the specified percentage of the Company's outstanding Common Stock at a redemption price of $0.001 per right, subject to certain adjustments for stock splits or similar events. After any person has acquired the specified percentage of the Company's outstanding Common Stock and the rights have become exercisable, and before a majority of the Common Stock has been acquired, the Company may exchange all or part of the outstanding rights for shares of the Common Stock at an exchange ratio of one share of Common Stock per right, subject to certain adjustments for stock splits or similar events.

makes a tender offer or exchange offer for 15 percent or more of the Company’s stock. Under certain circumstances, each holder of a right (other than the person or group who acquired 15 percent or more of the Company’s stock) is entitled to purchase shares of Common Stock having a market value equal to two times the exercise price. If, after a person has acquired 15 percent or more of Common Stock, the Company is acquired in a merger or other business combination transaction or there is a sales or transfer of a majority of the Company’s assets or earning power, each holder of a right is entitled to purchase shares of the acquiring company’s common stock having a fair market value equal to two times the exercise price.

The Company may redeem the rights for $.001 per right prior to the acquisition or ownership of 15 percent or more of Common Stock and the rights will expire in ten years. The rights distribution is not taxable to the shareholders.

(17)	LEGAL PROCEEDINGS

The Company, in the normal course of its operations, is involved in legal actions incidental to the business. In management’s opinion, the ultimate resolution of these matters will not have a material adverse effect upon the current financial position of the Company or future results of operations.

On or about September 17, 2002 the Company received a letter from Clever Devices, Ltd. (“Clever”), a New York corporation with its principal place of business located in Syosset, New York. That letter alleged that the StealthMic product of the Company, as introduced to the market in 1999, would infringe U.S. patent number 6,522,754 (“‘754 Patent”) entitled “Digital Vehicle Microphone System and Method,” which subsequently was issued to Clever by the U.S. Patent Office on February 18, 2003. Upon investigation, and further review by intellectual property counsel of the Company, the Company and such counsel were unable to find any basis whatsoever for this allegation of infringement and so informed Clever on several occasions. Nevertheless, Clever proceeded to assert its position without being willing to engage in constructive dialogue to identify the basis for its allegations or to advance understanding of the issues. Therefore, being uncertain as to the intent of Clever, on April 3, 2003 the Company filed an action in the United States District Court for the Northern District of Texas, Dallas Division (“Court”), an action under the Federal Declaratory Judgment Act, 28 USC 2210 and 2201, and under the Patent Laws of the United States, 35 USC 271. This “declaratory judgment action” sought a finding by the Court to the effect that the Company was not infringing the 754 patent. On May 23, 2003, Clever counter-claimed seeking injunctive relief and unspecified damages. Subsequently, the Company filed further actions with the Court asking that a hearing on claims construction, referred to as a “Markman” hearing, be held prior to any other actions or discovery in this matter. On August 19, 2003, the Court issued an order so requiring a Markman hearing; that hearing was held on February 3, 2004. On March 16, 2004 the Court handed-down its findings on the Markman hearing. While this recent development is still being evaluated by legal counsel, management believes the ruling may support its contention that there is no valid basis for the allegation that the Company infringed any patent claims of Clever. The Company is now awaiting completion of review by legal counsel and discussions are underway between the parties as to any mutually acceptable avenues for settlement. While the Company believes that its position on this matter is correct, there can be no assurance that the case will not proceed to trial in late 2004 and there can be no assurance that the Company would prevail at trial or on subsequent appeal.

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

The Company acquired Mobitec in June 2001. As part of its plan relative to the acquisition, the Company accrued for certain business activities duplicated within the existing and newly acquired international operations. The Company believed that it was reasonably likely that beginning in 2003 it would save approximately $200,000 per year in reduced employee expense, and beginning in 2004 it would save approximately $12,000 per year in reduced lease expense.

The accrued restructuring costs totaled $190,000 at December 31, 2001 and were comprised of staff reduction costs, lease payments and other selling, general and administrative expenses in the amount of $151,925, $3,075, and $35,000, respectively. Upon finalization of the restructuring plan in 2002, the Company reduced the accrual by $76,201 which was credited to the acquisition cost; and adjusted reserve components to $36,066, $33,927, and $43,806 for staff reduction costs, lease payments and other selling, general and administrative expenses, respectively.

No amounts were credited against the reserve during 2001. During 2002, $90,799 was credited to the reserve for staff reduction costs, lease payments and other selling, general and administrative expenses in the amount of $36,066, $10,927, and $43,806, respectively. During 2003, lease payments in the amount of $13,639 were charged against the reserve. All costs to be charged against the accrual, consisting solely of lease payments, are expected to conclude during the first quarter of 2004. Of the remaining reserve amount of $9,361, the Company can reasonably expect $4,278 to be charged to the reserve during 2004.

(19)	RECENT PRONOUNCEMENTS

In 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) and its amendment 46R. This interpretation as amended clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support. FIN 46R requires a company to evaluate all existing arrangements to identify situations where a company has a “variable interest” in a “variable interest entity” and further determine when such variable interests require a company to consolidate the variable interest entities’ financial statement with its own. The Company must adopt this interpretation by March 31, 2004 and consolidate any variable interest entities for which it will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains. Management has not performed this assessment as of December 31, 2003; however, it is not aware of any variable interest entity which will require consolidation or disclosure.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 addresses financial accounting and reporting for how an issuer classifies and measures financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 15, 2003. Adoption of SFAS No. 150 is not expected to have a material effect upon the Company’s financial position or operating results.

(20)	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly results of operation for the years ended December 31, 2003 and 2002, respectively.

	YEAR ENDED DECEMBER 31, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$10,917,194	$12,520,913	$10,612,407	$9,975,728	$44,026,242
Gross profit	4,343,991	5,006,905	4,350,195	3,549,121	17,250,212
Operating income (loss)	131,298	637,908	517,781	(1,707,262)	(420,275)
Net income (loss) applicable to common shareholders	(211,466)	215,827	104,360	(2,341,229)	(2,232,508)
Net income (loss) applicable to common shareholders per common share:
Basic	$(0.06)	$0.06	$0.03	$(0.60)	$(0.58)
Diluted	$(0.06)	$0.04	$0.02	$(0.60)	$(0.58)
Weighted average number of common shares and common equivalent shares outstanding:
Basic	3,804,475	3,812,167	3,944,475	3,944,475	3,873,133
Diluted	3,804,475	6,198,130	6,320,130	3,944,475	3,873,133

	YEAR ENDED DECEMBER 31, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$8,623,648	$12,434,455	$11,044,010	$13,035,873	$45,137,986
Gross profit	3,089,231	4,661,101	3,748,898	4,775,764	16,274,994
Operating income (loss)	(363,112)	769,982	82,341	235,007	724,218
Net income (loss) applicable to common shareholders	(703,808)	618,580	(319,053)	37,778	(366,503)
Net income (loss) applicable to common shareholders per common share:
Basic	$(0.19)	$0.17	$(0.08)	$0.01	$(0.10)
Diluted	$(0.19)	$0.11	$(0.08)	$0.01	$(0.10)
Weighted average number of common shares and common equivalent shares outstanding:
Basic	3,704,475	3,704,475	3,769,692	3,804,475	3,746,119
Diluted	3,704,475	5,473,740	3,769,692	3,804,475	3,746,119

(21)	SUBSEQUENT EVENTS

On March 29, 2004, the Board of Directors adopted Articles of Amendment authorizing an increase in the number of authorized shares of Series E Redeemable Nonvoting Convertible Preferred Stock from 500 shares to 600 shares.

On March 29, 2004, the Board of Directors adopted Articles of Amendment authorizing the increase of Series F Redeemable Convertible Preferred Stock from 300 shares to 400 shares.

Subsequent to December 31, 2003 and up to the report date, the Company issued in private placements an additional 67 shares of Series E Stock. The proceeds to the Company of such transactions, net of redemption costs and offering expenses in the amount of approximately $26,800, was approximately $308,200. The Company has used these additional Series E proceeds to service and pay down debt and for other general corporate purposes.

On April 1, 2004, the Company and Dolphin Offshore Partners, L.P. (“Dolphin”) agreed to revise and reform the terms of the Series F Stock. The principal terms of the revisions are as follows:

On November 10, 2003, the Company closed the sale of 300 shares of Series F Stock to Dolphin for a purchase price of $1.5 million subsequently, the Company and Dolphin agreed to revise and reform the terms of the Series F Stock and related agreements in certain respects, and to terminate a related warrant, in order to comply with certain requirements of Nasdaq listing standards. The Series F Stock, as amended and reformed, is convertible at any time into shares of Common Stock at a conversion price of $2.00 per share of Common Stock, subject to certain adjustments for stock splits or similar events (the “Conversion Price”). Prior to conversion, the Series F Stock votes as a single class with holders of Common Stock, with each share of Series F Stock entitled to a number of votes equal to the liquidation value, which is $5,000 per share, divided by $2.35. The shares are mandatorily convertible into shares of Common Stock if the Common Stock hits certain targeted trading prices or upon the conversion of certain subordinated debentures beneficially owned by Renaissance U.S. Growth Investment Trust PLC and BFSUS Special Opportunities Trust PLC. See Note 7(b) “Long-Term Debt” of the Notes to Consolidated Financial Statements.” The holder of the Series F Stock is entitled to receive cumulative quarterly dividends, in preference to the holders of Common Stock, at the rate of 3.0% per annum on the liquidation value of those shares, which dividends are currently payable at Company discretion after the first year in cash or in additional shares of Series F Stock having a liquidation value equal to the dividend amount. The Series F Stock dividend rate will increase to 10% per annum beginning in November 2008 if the Common Stock does not meet certain market price objectives before then. The Company also granted to Dolphin a right of first refusal to purchase, in connection with future equity offerings by the Company, for a period of five years after the Series F issuance date, a sufficient number of the securities issued in such equity offering to maintain its proportionate ownership interest in the Company, on a diluted basis. The Company also granted to Dolphin certain rights to have the shares of Common Stock underlying the Series F Stock registered with the SEC. The accounting impact of the reformed and revised agreement has yet to be determined.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2003, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic SEC reports. We have been taking steps to improve our financial infrastructure to account for complex transactions on a consolidated basis. Our auditors identified a material weakness in internal control over financial reporting and certain reportable conditions-including the lack of organized documentation for capitalized software, formal procedures to reconcile inter-company accounts and transactions and a lack of segregation of duties in certain foreign subsidiaries in connection with the audit of our financial statements for the year end December 31, 2003. Management will continue to evaluation the additional steps and actions needed to improve our financial infrastructure and eliminate the weaknesses identified. There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date we carried out this evaluation.

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

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS

The response to this Item regarding our directors and executive officers and compliance with Section 16(a) of the Exchange Act by our officers and directors is incorporated herein by reference to the Proxy Statement. Such information is set forth under the sections captioned “Proposal One-To Elect Four Class Three Directors to Serve Until the 2007 Annual Meeting of Shareholders,” “Board of Directors’ Committees — Audit Committee Report,” “Executive Officers and Key Management” and “Section 16(A) Beneficial Ownership Reporting Compliance.”

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this Item is incorporated herein by reference to the Proxy Statement. Such information is set forth in the section captioned “Board of Directors’ Committees-Audit Committee Report” and is incorporated herein by reference; provided, however, that the Audit Committee Report included under that caption is not incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1)(2) Financial Statements

See the Index to Consolidated Financial Statements and Financial Statements Schedules in Part II, Item 8.

(3) Exhibits

The following documents are filed herewith or have been included as exhibits to previous filings with the SEC and are incorporated herein by this reference:

Exhibit No.	Document

3.1	Amended and Restated Articles of Amendment to Articles of Incorporation of the Company (1)

3.2	Articles of Amendment to Articles of Incorporation of the Company containing Certificate of Designation of Series E Redeemable Nonvoting Convertible Stock (2)

3.3	Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series F Redeemable Convertible Preferred Stock (3)

3.4	Bylaws of the Company, as amended (4)

4.1	Form of specimen certificate for Common Stock of the Company (5)

4.2	Form of Underwriter’s warrants to be issued by the Company to the Underwriter (5)

4.3	Warrant Agreement between the Company and Continental Stock Transfer & Trust Company (5)

10.1	Executive Employment Agreement, dated January 1, 1999, between the Company and Larry Hagemann (4)

10.2	Executive Employment Agreement, dated January 1, 1999, between the Company and Larry Taylor (4)

10.3	Form of Office Lease, between the Company and Sterling Plaza Limited Partnership (6)

10.4	Lease Agreement, between the Company and The Prudential Savings Bank, F.S.B., dated December 18, 1998 (6)

10.5	Dominick & Dominick, LLC Warrant Agreement, dated September 21, 2000 (6)

10.6	Extended Employment Agreement, dated December 17, 2001, between the Company and David Turney (7)

10.7	Convertible Loan Agreement, dated as of June 22, 2001, by and among the Company, Renaissance U.S. Growth Investment Trust PLC and BFSUS Special Opportunities Trust PLC, and the Renaissance Capital Group, Inc., as agents for the Lenders (8)

10.8	Form of First Amendment to Convertible Loan Agreement, dated as of June 22, 2001, by and among the Company and Renaissance Capital Group, Inc., as agent for the Lenders (8)

10.9	Form of Digital Recorders, Inc. 8% Convertible Debenture, dated July 31, 2002, issued to Frost National Bank, Custodian FBO Renaissance U.S. Growth Investment Trust PLC, Trust No. W00740100 (8)

10.10	Form of Acknowledgement, Agreement and Reaffirmation of Guarantors, dated as of June 27, 2001, by TwinVision of North America, Inc. and Digital Audio Corporation in favor of Renaissance U.S. Growth Investment Trust PLC and BFSUS Special Opportunities Trust PLC (8)

10.11	Form of Share Purchase Agreement by and between Lite Vision Corporation and the Company (8)

10.12	Form of Loan Agreement, dated as of August 26, 2002, between the Company and John D. Higgins (9)

10.13	Form of Digital Recorders, Inc., Convertible Debenture, dated August 26, 2002, issued to John D. Higgins (9)

10.14	Form of Security Agreement, dated August 26, 2002, between the Company and John D. Higgins (9)

10.15	Form of Pledge Agreement, dated August 26, 2002, between the Company and John D. Higgins (9)

10.16	Form of Subsidiary Guarantee, dated August 26, 2002, by Subsidiaries of the Company in favor of John D. Higgins (9)

10.17	Form of Subsidiary Security Agreement, dated August 26, 2002, among the Company, TwinVision® of North America, Inc. and John D. Higgins (9)

10.18	Share Purchase Agreement, dated as of October 13, 2003, by and between Dolphin Offshore Partners, L.P. and the Company (10)

10.19	Stock Purchase Warrant, dated as of October 13, 2003, issued by the Company to Dolphin Offshore Partners, L.P. (terminated) (10)

10.20	Amended and Restated Registration Rights Agreement, dated as of April 1, 2004, by and between Dolphin Offshore Partners, L.P. (3)

10.21	Securities Purchase Agreement, dated as of November 5, 2003, by and between LaSalle Business Credit, LLC, as lender, and the Company, as borrower (10)

10.22	Loan and Security Agreement, dated as of November 6, 2003, by and between LaSalle Business Credit, LLC, as lender, and the Company, as borrower (10)

21.1	Listing of Subsidiaries of the Company (filed herewith)

23.1	Consent of McGladrey & Pullen, LLP (filed herewith)

31.1	Section 302 Certification of David L. Turney (filed herewith)

31.2	Section 302 Certification of Lawrence A. Taylor (filed herewith)

32.1	Section 906 Certification of David L. Turney (filed herewith)

32.2	Section 906 Certification of Lawrence A. Taylor (filed herewith)

(1)	Incorporated herein by reference from the Company’s Registration Statement on Form S-3, filed with the SEC on December 23, 2003.

(2)	Incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on November 12, 2003.

(3)	Incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on April 14, 2004.

(4)	Incorporated herein by reference from the Company’s Proxy Statement for the Annual Meeting of Shareholders for fiscal year 2000, filed with the SEC on June 6, 2001.

(5)	Incorporated herein by reference from the Company’s Registration Statement on Form SB-2, filed with the SEC (SEC File No. 33-82870-A).

(6)	Incorporated herein by reference from the Company’s Form 10-KSB/A, filed with the SEC on June 6, 2001.

(7)	Incorporated herein by reference from the Company’s Form 10-KSB, filed with the SEC on March 27, 2002.

(8)	Incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on August 8, 2002.

(9)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on August 30, 2002.

(10)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on November 12, 2003. .

(b) Reports on Form 8-K

During the quarter ended December 31, 2003, the Company filed the following Current Reports on Form 8-K:

Current Report on Form 8-K dated December 22, 2003, reporting under Item 5. Other Events and Required FD Disclosure, that the Company filed Articles of Correction with the North Carolina Secretary of State setting forth a corrected Certificate of Designation for its Series F Convertible Preferred Stock.

Current Report on Form 8-K dated November 12, 2003, reporting under Item 5. Other Events and Required FD Disclosure, that the Company (i) closed the sale of 300  shares of Series F Convertible Preferred Stock to Dolphin Offshore Partners, L.P. (“Dolphin”) for a purchase price of $1.5 million, (ii) sold additional shares of its Series E Redeemable Nonvoting Convertible Preferred Stock in an ongoing private placement and (iii) entered into a Loan and Security Agreement with LaSalle Business Credit, LLC, pursuant to which the Company received a three-year senior secured $10 million revolving credit facility and used proceeds under the new credit facility to fully retire the outstanding debt under its prior senior line of credit with Guaranty Business Credit Corporation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL RECORDERS, INC.

Signature:	/S/ DAVID L. TURNEY

By:	David L. Turney
Title:	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)
Date:	April 14, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:	/S/ DAVID L. TURNEY

By:	David L. Turney
Title:	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)
Date:	April 14, 2004

Signature:	/S/ LAWRENCE A. TAYLOR

By:	Lawrence A. Taylor
Title:	Chief Financial Officer, Secretary, and Principal Financial and Accounting Officer
Date:	April 14, 2004

Signature:	/S/ RUSSELL C. CLEVELAND

By:	Russell C. Cleveland
Title:	Director
Date:	April 14, 2004

Signature:	/S/ JOHN D. HIGGINS

By:	John D. Higgins
Title:	Director
Date:	April 14, 2004

Signature:	/S/ C. JAMES MEESE JR.

By:	C. James Meese Jr.
Title:	Director
Date:	April 14, 2004

Signature:	/S/ J. PHILLIPS L. JOHNSTON

By:	J. Phillips L. Johnston, J.D.
Title:	Director
Date:	April 14, 2004

Signature:	/S/ STEPHANIE L. PINSON

By:	Stephanie L. Pinson
Title:	Director
Date:	April 14, 2004

Signature:	/S/ JOHN K. PIROTTE

By:	John K. Pirotte
Title:	Director
Date:	April 14, 2004

Signature:	/S/ JULIANN TENNEY

By:	Juliann Tenney, J.D.
Title:	Director
Date:	April 14, 2004

SCHEDULE II

DIGITAL RECORDERS, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2003, 2002 and 2001

	Balance at	Additions
	beginning of	charged to costs	Deductions		Balance at
	year	and expenses	(a) (b) (c)		end of year
Allowance for Doubtful Accounts
Year ended December 31, 2003	146,066	32,000	(62,924	)(a)	115,142
Year ended December 31, 2002	115,158	87,746	(56,838	)(a)	146,066
Year ended December 31, 2001	55,000	60,158	—		115,158

Warranty Reserve
Year ended December 31, 2003	140,655	111,305	(81,666)		170,294
Year ended December 31, 2002	143,189	—	(2,534	)(b)	140,655
Year ended December 31, 2001	89,958	53,231	—		143,189

Inventory Reserve
Year ended December 31, 2003	736,795	219,890	(103,641	)(c)	853,044
Year ended December 31, 2002	631,299	161,478	(55,982	)(c)	736,795
Year ended December 31, 2001	349,995	302,488	(21,184	)(c)	631,299

(a) Write-off of uncollectible accounts.

(b) Write-off of warranty claims

(c) Write-off of obsolete inventory