Form 10-K/A
period 2003-12-31
DIGITAL RECORDERS INC
filed 2004-04-19
CIK 853695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 2)

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

Our Manufacturing Operations

Our principal supplier for the Digital Recorders business unit for most of fiscal year ended 2003, CEA of North Carolina (“CEA”), is a contract-manufacturing firm that produces Digital Recorders-designed equipment. Digital Recorders also performs part of its assembly work in-house. Although we were solely dependent on CEA for most of fiscal year ended 2003 to manufacture products for us, we do not intend to be solely dependent on them or other suppliers for major components in the longer term. In keeping with this policy, the Company executed contracts with other suppliers to perform some of the services CEA currently provides.

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

Executive Officers

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

Robert W. Huber, age 65
Executive Vice President and Director of Business and Market Development, DRI-Europa AB, Herrljunga, Sweden

Björn Rönnhede, age 42
Managing Director, Mobitec AB Business Unit, DRI-Europa AB, Herrljunga, Sweden

ITEM 2. PROPERTIES

We do not own any real estate. We have five real property lease agreements within the United States and six real property lease agreements elsewhere. Following are our locations, leased areas (square feet = sf, square meters = sm), use, monthly rents and lease expirations. All monthly rental amounts are stated in United States dollars, converting monthly payments in foreign currencies, where applicable, to United States dollars based on the December 31, 2003 exchange rate.

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

On or about September 17, 2002 the Company received a letter from Clever Devices, Ltd. (“Clever”), a New York corporation with its principal place of business located in Syosset, New York. That letter alleged that the StealthMic product of the Company, as introduced to the market in 1999, would infringe U.S. patent number 6,522,754 (“‘754 Patent”) entitled “Digital Vehicle Microphone System and Method,” which subsequently was issued to Clever by the U.S. Patent Office on February 18, 2003. Upon investigation, and further review by intellectual property counsel of the Company, the Company and such counsel were unable to find any basis whatsoever for this allegation of infringement and so informed Clever on several occasions. Nevertheless, Clever proceeded to assert its position without being willing to engage in constructive dialogue to identify the basis for its allegations or to advance understanding of the issues. Therefore, being uncertain as to the intent of Clever, on April 3, 2003 the Company filed an action in the United States District Court for the Northern District of Texas, Dallas Division (“Court”), an action under the Federal Declaratory Judgment Act, 28 USC 2210 and 2201, and under the Patent Laws of the United States, 35 USC 271. This “declaratory judgment action” sought a finding by the Court to the effect that the Company was not infringing the '754 Patent. On May 23, 2003, Clever counter-claimed seeking injunctive relief and unspecified damages. Subsequently, the Company filed further actions with the Court asking that a hearing on claims construction, referred to as a “Markman” hearing, be held prior to any other actions or discovery in this matter. On August 19, 2003, the Court issued an order so requiring a Markman hearing; that hearing was held on February 3, 2004. On March 16, 2004 the Court handed-down its findings on the Markman hearing. While this recent development is still being evaluated by legal counsel, management believes the ruling may support its contention that there is no valid basis for the allegation that the Company infringed any patent claims of Clever. The Company is now awaiting completion of review by legal counsel and discussions are underway between the parties as to any mutually acceptable avenues for settlement. While the Company believes that its position on this matter is correct, there can be no assurance that the case will not proceed to trial in late 2004 and there can be no assurance that the Company would prevail at trial or on subsequent appeal.

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

On June 28, 2001, the Company and its wholly owned subsidiary, DRI-Europa AB, acquired all of the outstanding stock of Mobitec, a Swedish manufacturer of electronic route destination sign systems. The acquisition was accounted for as a purchase and the results of the Mobitec operations since the date of acquisition are included in the consolidated financial statements. We experienced significant growth between 2000 and 2002 primarily due to our acquisition strategy. We did not make any acquisitions in 2003, and revenue growth was significantly less than in the prior three years. Absent acquisitions, we expect our internal growth to be significantly less than the rate of growth we experienced during the period between 2000 and 2002.

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

Allowance for Doubtful Accounts. Our allowance for doubtful accounts relate to trade accounts receivable. It reflects our estimate of the amount of our outstanding accounts receivable that are not likely to be collected for one reason or another. Most of the Company’s sales are to large OEM equipment manufacturers or to state or local governmental units or authorities, so management’s expectation of losses from true collectibility problems resulting from insolvency or actual inability to pay is low. However, we also include amounts in the allowance for doubtful accounts when the credit of the customer may not be at issue, but a dispute exists over precise purchase order or invoice terms or quality of the product or service. The allowance for doubtful accounts is an estimate prepared by management based upon identification of the collections of specific accounts and the overall condition of the receivable portfolios. We analyze our trade receivables, the customer relationships underlying the receivables, historical bad debts, customer credits, customer concentrations, customer credit worthiness, current economic trends, and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Also, if we conclude that a disagreement or dispute has arisen with a customer over products or services provided on account, we may add to our allowance for doubtful accounts. Likewise, should we determine that we would be able to collect more of our receivables than previously estimated, an adjustment to the allowance would increase income in the period such determination was made. The allowance for doubtful accounts is reviewed periodically and adjustments are recorded as deemed necessary. Our allowance for doubtful accounts will generally increase or decrease in the future as our sales increase or decrease. We do not expect our allowance for doubtful accounts to increase or decrease materially, as a percentage of sales, in coming years as a result of any trends in the credit worthiness of our customers or as a result of an increase or decrease in disputes with customers regarding the terms of purchase orders or invoices or acceptability of the products or services. However, to the extent that our sales in parts of the world, such as the Middle East, South America or Africa, increase as a percentage of all sales, our allowance for doubtful accounts may also increase relative to sales to reflect the lower credit quality of governmental or publicly funded entities in those areas and the general instability of certain parts of those regions. At December 31, 2003, our allowance for doubtful accounts decreased to $115,142 from $146,066 at December 31, 2002. This decrease of 21.2 percent was greater than the 2.5 percent decrease in net sales over the same period and does not relate to any general trend. The Company makes its evaluation on facts and circumstances related to specific customers.

Inventory Valuation. We periodically evaluate the carrying amount of inventory based upon the identification of inventory to achieve current shipping forecasts and provide sufficient inventory to meet both warranty and post-warranty component requirements. The Company, as a part of the sale, typically extends a warranty term generally ranging from one to three years. The Company accounts for this liability through a warranty reserve on the balance sheet. Additionally, in special situations, the Company may, solely at its discretion, use extended or post-warranty services as a marketing tool. In these instances, the expense is treated as a period cost and is in all respects discretionary. Many of our customers have contractual or legal requirements which dictate an extended period of time for us to maintain replacement parts. Our evaluation involves a multi-element approach incorporating inventory turnover and the stratification of inventory by risk category, among other elements. The approach incorporates both recent historical information and management estimates of trends. Our approach is intended to take into consideration potential excess and obsolescence in relation to our installed base, engineering changes, uses for components in other products, return rights with vendors and end of manufacture. If any of the elements of our estimate were to deteriorate, additional write-downs may be required. The inventory write-down calculations are reviewed periodically and additional write-downs are recorded as deemed necessary.

Intangible Assets and Goodwill. In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” became effective and, as a result, we ceased to amortize goodwill at January 1, 2002. We recorded approximately $162,202 and $126,342 of intangible amortization during 2003 and 2002, respectively. We recorded approximately $430,393 of goodwill and intangible amortization during 2001. Net intangible assets and goodwill amounted to approximately $12,193,405 as of December 31, 2003. The Company does not have any indefinite life intangible assets. In lieu of amortization, SFAS No. 142 requires that we perform an impairment review of goodwill at least annually. SFAS No. 142 requires us to test goodwill for impairment at a level referred to as a reporting unit. Goodwill is considered impaired and a loss is recognized when the carrying value of a reporting unit exceeds its fair value. We use a number of valuation methods including quoted market prices, discounted cash flows and revenue multiples to determine fair value. We have completed our goodwill impairment evaluation in connection with the adoption of the new standard and determined that there was no impairment of goodwill as of the date of adoption. Management is not aware of any events, through the date of the Company’s Annual Report on Form 10-K, which indicates that an impairment has been experienced. Management is also unaware of any circumstance or trend that is reasonably likely to give rise to impairment in the Company’s goodwill valuations.

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

The Company and its subsidiaries are subject to income tax laws in each of the countries in which they do business. The Company makes a comprehensive review of the income tax requirements of each of its operations, files appropriate returns and makes appropriate income tax provisions. These are determined at an individual subsidiary level and at the corporate level on both an interim and annual basis. The Company provides valuation allowances on deferred tax assets for its subsidiaries that have a history of losses.

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

Revenue Recognition. Revenue from product sales is recognized upon shipment to customers based upon the defined shipping terms. Even though the Company receives customer sales orders that may require scheduled product deliveries over several months, sales revenues are only recognized upon physical shipment of the product to the customer. Service revenues are recognized upon completing the service. Service revenues include product repair not under a warranty agreement, city route mapping, product installation, training, consulting to transit authorities and funded research and development projects. Service revenues were not a significant source of revenue for 2003, 2002, and 2001, but may increase in future periods due to higher post warranty repairs, retrofit installation and other service-related revenues not offered in previous years.

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

Transportation Communications Segment. For the year ended December 31, 2003, sales of our transportation communications segment decreased $981,185, or 2.3 percent, from $43,550,637 for the year ended December 31, 2002 to $42,569,452 for the year ended December 31, 2003. The decrease resulted from a decrease in U.S. domestic sales revenues of $3,978,851 partially offset by an increase in international sales of $2,997,666. The decrease in U.S. domestic sales in 2003 was attributed to late year contract shifts to 2004 and lost business due to order timing difficulties as more fully described in Note 2, “Management Plans”. The net sales for the three months ended December 31, 2003 was $9,975,728 as compared to $13,035,873 for the three months ended December 31, 2002. The decrease of $3,060,145 or 23.5% and was primarily the result of the order shifts and ultimate cancellation of certain transit authority orders due to contract differences. See Note 20, Quarterly Financial Data. The canceled orders are extraordinary and the underlying issues leading to such cancellation are not likely to materialize in 2004. All of these orders may or may not be realized in 2004 and, to the extent realized, may not be incremental to the year 2004 as planned. The increase in international sales is attributed to higher sales in the Nordic and Brazilian markets and also more favorable average foreign currency exchange rates in 2003 compared to 2002. The increase in net sales due to foreign currency fluctuations in 2003 was approximately $2.6 million and is not expected to be that significant in 2004 as compared to prior years where foreign currency fluctuations were more radical when the U.S. dollar continued to weaken. The Company has no control over the foreign currency fluctuations and does not require the use of currency hedging tools as the respective foreign companies primarily transact business in its functional currency thereby reducing the impact of foreign currency translation differences. If the U.S. dollar strengthens compared to the foreign currencies converted, it is possible the total sales reported in U.S. dollars could decline. Product prices on sales of products which comprise a majority of our revenue have declined in the year ended December 31, 2003 as compared to the prior year due to competition. Our expected sales growth in the transportation communications segment will be dependent upon the expansion of new product offerings and technology, as well as our expansion into new geographic areas. We believe our relatively high market share positions in most markets preclude significant sales growth from increased market share.

Our transportation communications segment gross profit for the year ended December 31, 2003 increased $1,021,970, or 6.8 percent, from $15,072,753 for the year ended December 31, 2002 to $16,094,723 for the year ended December 31, 2003. As a percentage of segment sales, our gross profit was 37.8 percent of our net segment sales in 2003 as compared to 34.6 percent during 2002. The net increase of $1,021,970 was attributed to the international operations which realized a net margin increase of $1,078,179 offset by a small margin decrease of $56,209 in the U.S. domestic gross margins. Substantially due to a lower revenue volume resulting from the above-noted order shifts and delays, our U.S. domestic gross margins remained relatively flat for 2003. As a percent of sales, our U.S. operations increased average gross margins from 31.7% in 2002 to 36.4% in 2003, which was primarily attributed to decreases in key components in the electronic destination sign systems. The consolidated international operations realized average gross margins in 2003 of 39.9% and 40.6% in 2002. The slight decrease in gross margins is attributed to product mix and introduction in 2003 of the lower priced ALL LED sign systems in the European markets. The gross margins are affected by selling prices which are expected to be relatively stable in the near term and direct cost of materials and services to manufacture and assemble the Company’s products. The Company expects to realize gross margin improvements in 2004 reflecting the full effect of 2003 initiatives and through negotiating with suppliers lowered unit component costs, introduced technology improvements decreasing the overall system cost and began in-house production of sub-assemblies such as cabling and wire hardness assemblies that are less expensive than third party manufactured harness assemblies. We believe improvement in our gross profit percentage is dependent primarily upon overall economic and competitive conditions in the transportation sector, introduction of new technology products, and the continued success of our on-going cost reduction programs.

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

Our segment gross profit for the year ended December 31, 2003 decreased $46,752, or 3.9 percent, from $1,202,241 for the year ended December 31, 2002 to $1,155,489 for the year ended December 31, 2003. As a percentage of segment sales, our gross profit was 79.3 percent of our net segment sales in 2003 as compared to 75.7 percent during 2002. The increase in gross margin percentage was primarily attributed to higher sales revenue from a special research project for a foreign government having lower material costs than traditional products. The lower sales to the U.S. Federal Government primarily contributed to the decline in gross margins. We believe improvement in our gross profit percentage is dependent upon overall economic and competitive conditions in the law enforcement and surveillance sector, introduction of new technology products, and the continued success of our on-going cost reduction programs.

The Company expects to increase operating income in 2004 due to the cost and overhead reduction programs and increasing sales in selected product lines through more aggressive pricing and increase in both U.S. domestic and foreign distribution channels.

Selling, General and Administrative, Research and Development Expenses

Our selling, general and administrative expenses for the year ended December 31, 2003 increased $2,554,827, or 19.6 percent, from $13,058,348 for the year ended December 31, 2002 to $15,613,715 for the year ended December 31, 2003. The majority of this increase was attributed to a net increase in compensation and benefits of $784,185; an increase in depreciation of $355,851; an increase in legal expense of $284,760; an increase in audit and tax services of $135,485; an increase in travel related expense of $82,096 along with a $815,051 increase in all other general operating and administrative expenses. The increase also includes foreign currency fluctuations, but the overall increase is attributed to additional personnel added during the year to support the additional requirements of reporting and management; an increase in average health care benefits and taxes; higher legal expenses in patent litigation, higher audit and tax services due to changes in regulations such as the Sarbanes-Oxley Act; higher depreciation from increases in capital asset purchase and capitalization of internal developed systems and software and general economic increases in goods and services. As a percentage of our sales, these expenses were 35.5 percent for the year ended December 31, 2003 and 28.9 percent for the year ended December 31, 2002. Management believes these expenses will decrease as a percentage of our sales in future periods if our revenue increases substantially and we continue to focus on expense and cost reduction and controls. However, our selling, general and administrative expenses are planned to increase in future periods due to: (1) expansion into other geographic areas; (2) expansion through acquisition; and (3) introduction of new products and services.

Our research and development expenses for the year ended December 31, 2003 decreased $435,116, or 17.5 percent, from $2,492,428 for the year ended December 31, 2002 to $2,057,312 for the year ended December 31, 2003. This category of expenses includes internal engineering personnel and outside engineering expense for software and hardware development, sustaining product engineering and new product development. As a percentage of net sales, these expenses decreased from 5.5 percent in 2002 to 4.7 percent in 2003. During 2003, certain engineering personnel were used in the development of software that met the capitalization criteria of SFAS No. 86, “Capitalization of Software Development Costs,” which resulted in recording of $1,059,844 of 2003 costs as an asset that will be amortized as the sales of the software are realized over a period no longer than three years. Had this amount not been capitalized, research and development expenses for the year ended December 31, 2003 would have been $3,117,156 as compared to $2,985,721 for the year ended December 31, 2002. In the longer term, we expect these expenses to remain in the same general range as a percentage of sales, as in the past three years (approximately 5 percent to 8 percent).

Operating Income

The net change in our operating income for the year ended December 31, 2003 was a decrease of $1,444,493 from operating income of $724,218 for the year ended December 31, 2002 to a net operating loss of $420,275 for the year ended December 31, 2003. This decrease is primarily due to decreased sales in both operating segments and higher operating expenses and personnel costs as described above. The more significant increases in selling, general and administrative expenses were in the U.S. parent entities expense categories of legal, audit, tax, accounting and bank fees.

Other Expense and Income Tax Expense

Our total other expense for the year ended December 31, 2003 was $680,096, a net decrease in expense of $132,750 as compared to $812,666 for 2002. This decrease was primarily due to higher net foreign translation gains that totaled $332,493 for 2003 as compared to $309,456 for 2002 and an increase in net other income and expense totaling $61,864. The Company does not expect to realize any significant foreign currency translation gains in 2004 as the functional currencies are expected to stabilize and remain similar to the rates at December 31, 2003. The net interest expense decreased $57,669 from $1,150,962 for 2002 to $1,093,293 for 2003. The decrease in interest expense was due to a decrease in the weighted average outstanding balance of long-term debt partially offset by lower interest rates.

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

Profit Improvement in 2003

In 2003, we estimate that approximately $400,000 of profit improvement was realized from various profit improvement initiatives. This is partially evidenced by the gross margin improvement during 2003. See Note 2, “Management's Plans,” in the notes to financial statements included elsewhere in this report, under the heading “Reduce the costs of Company products and operating costs.”

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

Transportation Communications Segment. For the year ended December 31, 2002, sales for our transportation communications segment increased $8,004,148, or 22.5 percent, from $35,546,489 for the year ended December 31, 2001 to $43,550,637 for the year ended December 31, 2002. This resulted from an increase in international sales of $5,893,473 and increase in domestic sales of $2,110,675. The increase in international sales was primarily attributed to the inclusion of Mobitec sales for a full twelve months in 2002 as compared to sales in 2001 when Mobitec sales were only included from June 27, 2001 through December 31, 2001. The total sales of only the Mobitec companies in 2002 were $12,169,284 as compared to $5,865,936 for the post acquisition period in 2001. The increase in domestic sales was attributed to higher volumes to existing customers as well as sales to new customers of both existing and new products. Product prices on sales of products which comprise a majority of our revenue have declined in the year ended December 31, 2002 as compared to the prior year due to competition.

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

Selling, General and Administrative, Research and Development Expenses

Our selling, general and administrative expenses for the year ended December 31, 2002 increased $2,299,915, or 21.4 percent, from $10,758,433 for the year ended December 31, 2001 to $13,058,348 for the year ended December 31, 2002. The majority of this increase was attributed to the acquisition of Mobitec on June 27, 2001, which had a full twelve months of activity in 2002 as compared to the prior year period. As a percentage of our sales, these expenses remained level at 28.9 percent in 2001 and in 2002. Management believes these expenses will decrease as a percentage of our sales in future periods. However, our selling, general and administrative expenses may increase in future periods due to: (1) expansion into other geographic areas; (2) expansion through acquisition; and (3) introduction of new products and services.

Our research and development expenses for the year ended December 31, 2002 decreased $156,082, or 5.9 percent, from $2,648,510 for the year ended December 31, 2001 to $2,492,428 for the year ended December 31, 2002. This category of expenses includes internal engineering personnel costs and outside engineering expense for software and hardware development, sustaining product engineering and new product development. As a percentage of net sales, these expenses decreased from 7.1 percent in 2001 to 5.5 percent in 2002. During 2002, certain engineering personnel were used in the development of software that met the capitalization criteria of SFAS No. 86, “Capitalization of Software Development Costs,” which resulted in recording $185,938 of 2002 costs as an asset that will be amortized as the sales of the software are realized over a period no longer than three years. Had this amount not been capitalized, research and development expenses for the year ended December 31, 2002 would have been $2,678,366 as compared to $2,648,510 for the year ended December 31, 2001. In the longer term, we expect these expenses to remain in the same general range as a percentage of sales, as in the past three years (approximately 5 percent to 8 percent).

Operating Income

The net change in our operating income for the year ended December 31, 2002 was an increase of $305,375 or 72.9 percent, from operating income of $418,843 for the year ended December 31, 2001 to net operating income of $724,218 for the year ended December 31, 2002. This increase is primarily due to increased sales from a full year of operating the Mobitec companies in the transportation communications segment partially offset by increased personnel and operating expenses for a full year of operating Mobitec. In addition, we increased our head count in field technicians and support personnel, hourly assembly labor and two employees in U.S. corporate administration. The more significant increases in other expenses were in: (1) the U.S. parent of the parent entities segment of the administrative expense categories of audit, tax, and accounting fees (increase of $237,936); (2) American Public Transportation Association trade show expense ($184,884), which is incurred every three years when the public transportation industry trade show convenes; (3) insurance-other (increase of $67,745 for Directors’ and Officers’ insurance premiums); (4) rent for building and office space (increase of $91,992); and (5) travel and lodging (increase of $38,950).

Other Expense and Income Tax Expense

Our total other expense for the year ended December 31, 2002 was $812,666, a net increase in expense of $2,005 as compared to $810,661 for 2001. This increase was primarily due to higher interest expense ($1,183,328 for 2002 as compared to $814,207 in 2001) partially offset by a foreign currency translation exchange gain of $309,456 for 2002. The increase in interest expense was due to an increase in the weighted average outstanding balance of long-term debt which was partially offset by lower interest rates.

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

Our Liquidity and Capital Resources

The Company’s net working capital as of December 31, 2003 was $2,342,201 compared to $2,321,954 as of December 31, 2002. Our principal sources of liquidity from current assets included cash and cash equivalents of $970,222, trade and other receivables of $7,354,283 and inventories of $9,797,610. The U.S. asset based lending agreement provides for borrowings up to 85% of eligible trade accounts receivable and up to 35% of eligible inventory. The lending relationship with our foreign bank allows 75% advance rates on trade accounts receivable and 50% on inventory. The present asset based lending agreements are sufficient for day to day cash requirements although the Company would like to level out the sometimes erratic monthly sales volume thereby permitting liquidity projections to be more easily maintained and controlled. The Company continues to decrease the average sales outstanding on accounts receivable and expects to decrease inventory through better materials requirement planning, reworking what otherwise might be considered slow moving inventory and negotiating lower component prices through volume purchase programs. The most significant current liabilities at December 31, 2003 included short-term bank and asset based borrowings of $5,893,051, accounts payable of $6,456,870, accrued expenses of $2,334,050, and current maturities of long-term debt, deferred tax liabilities and dividends payable of $1,249,110, $193,918 and $117,983, respectively. Trade accounts payable and relationships with our suppliers and vendors enables the Company to utilize trade accounts payable as short term cash flow sources during periods of erratic sales which has historically been experienced with large end of quarter shipments. The short term bank borrowings are primarily asset based lending agreements and directly related to the sales and customer account collections. The senior asset based revolving debt with LaSalle Business Credit Corp (“LaSalle”) is classified as a current liability rather than a long-term liability. The Loan Agreement with LaSalle was negotiated with the intent that the revolving debt would be classified and managed as long-term debt; however, Emerging Issues Task Force (EITF) Issue No. 95-22 “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement”, requires the Company to classify all of our outstanding debt under the bank facility as a current liability. The Loan Agreement has a subjective acceleration clause which could enable the bank to call the loan, but such language is customary in asset based lending agreements and management does not expect the bank to use this particular clause to inhibit the Company from making borrowings as provided under the agreement. It is our intention to manage the bank credit facility as long-term debt with a final maturity date in 2006, as provided for in the agreement that we signed.

Our operating activities provided cash of $1,498,507 for the year ended December 31, 2003. Primary sources of cash included decreases in trade and other receivables of $3,739,507. The increased collections decreased the short term bank loans thereby increasing liquidity by 15% to 25% as the advance rates on eligible trade accounts receivable is 85% in the U.S. and 75% in the foreign countries. Primary uses of cash included an increase in inventories of $362,183, decreases in accounts payable and accrued expenses of $1,013,783 and $115,919, respectively. The decrease in trade accounts receivable is a direct result of the lower fourth quarter sales and aggressive collections efforts to manage accounts receivable. The balance of net cash used by operating activities of $701,319 resulted from the net loss of $1,302,533 partially offset by non-cash expenses for deferred taxes, depreciation, intangible amortization, bad debt, foreign currency losses and minority interest in the amount of $1,335,901. The Company’s working capital requirements will continue to increase with growth in our sales, primarily due to the timing between when we must pay our suppliers and the time we receive payment from our customers.

Our investing activities used cash of $1,576,837 for the year ended December 31, 2003. The primary use of cash was for expenditures relating to: (1) internally developed software; and (2) purchases of computer, test, and office equipment. Cash flows from investing activities were a result of equipment asset sales. We do not anticipate any significant expenditures for, or sales of, capital equipment in the near future.

Our Financing Activities in 2003

Our financing activities provided net cash of $805,804 for the year ended December 31, 2003. Our primary sources of cash were the issuance of convertible preferred stock in the gross amount of $3,140,000. Expenses related to the issuance of the preferred stock were $286,661. Our primary uses of cash for financing activities were payment of dividends and repayment of borrowings under the asset based lending agreement and credit lines. The future dividend requirements will increase in 2004 due to the additional Series E convertible preferred stock holders receiving quarterly payments for a full year. In November 2003, the Company paid off the loan with the previous asset based lender, Guaranty Business Credit, in the amount of $3,584,070 and secured new funding from LaSalle in the amount $3,684,070, inclusive of the closing fee of $100,000. Net cash from financing activities was used to fund working capital requirements and for the purchase of fixed assets.

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

On November 6, 2003, the Company entered into a Loan and Security Agreement with LaSalle, pursuant to which the Company received a three-year senior secured $10 million revolving credit facility (the “New Credit Facility”). Borrowings under the New Credit Facility will bear interest at LaSalle’s publicly announced prime rate plus 1 percent and are secured by substantially all the assets of the Company’s domestic operations. The Company immediately borrowed $3,684,070 under the New Credit Facility to fully retire the outstanding debt under its then existing senior line of credit with Guaranty Business Credit Corporation, which line of credit was terminated and pay closing costs. Available borrowings under the New Credit Facility will be used for acquisitions, working capital and general corporate purposes in connection with the Company’s domestic operations.

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

Working Capital Loan

On November 6, 2003, the Company replaced its asset-based lender and agreement with the New Credit Facility with LaSalle. The New Credit Facility provides up to $10.0 million in borrowing to be used for acquisitions, working capital and general corporate purposes. The $10 million limit includes $2.0 million for Letters of Credit and $0.5 million for term loans. See Note 7 for further discussion of the terms. The availability of borrowings under this line of credit depends on a daily calculation of a borrowing base, which is a function of eligible accounts receivable and inventory. The allowable amounts under the New Credit Facility exceed the amounts under the prior agreement. The New Credit Facility contains financial covenants as well as a clause which would allow the lender to deem the agreement in default if it felt there was a material adverse change. The Company did not comply with the financial covenants as of December 31, 2003 and believed it was necessary to reset the financial covenants required in 2004. In April 2004 the lender agreed to waive the objective financial covenants as of December 31, 2003 and set covenants for 2004 that management believes will be attained. Management believes these arrangements for 2004 will provide the Company adequate working capital financing.

Management presently does not anticipate the need to secure additional debt financing, negotiate debt restructurings or negotiate conversion of trade payables to equity to mitigate liquidity pressures in 2004. However, the Company will pursue all appropriate measures to address liquidity pressures should cash flow prove unsatisfactory in 2004.

Secure Subordinated Debt and Permanent Capital. In 2003, the Board of Directors approved plans that included raising up to $4 million of new equity. That plan was substantially realized in 2003 through elimination of the existing mandatory redemption clause the Series AAA Preferred stock and the issuance of new shares of Series E and F Preferred Stock. The events resulted in an increase to equity of approximately $4.7 million through December 31, 2003, including new funds of approximately $2.9 million in 2003. In 2004, more shares of Series E Stock were issued; resulting in additional proceeds of approximately $308,000. The limits authorized by the Board of Directors would allow additional proceeds of $600,000 from the issuance of Series E Stock. Management has discussed placing more shares of Series E Stock and Series F Stock with existing shareholders and other potential investors and believes additional shares could be sold to those investors.

In August 2002, the Company completed two privately negotiated sales of convertible subordinated debentures with proceeds totaling $1.4 million. It is not expected that more debt of this nature will be sought.

The Company anticipates that additional equity financing may be sought in 2004 in conjunction with potential acquisitions or launch of new business initiatives. In this regard, the Company is presently evaluating alternative measures and action plans, and soliciting proposals to secure additional equity from investment banks. These alternatives and plans are generally as follows:

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

In 2003 management estimates that approximately $400,000 of improvement toward reduced costs was realized from these profit improvement initiatives. This is partially evidenced by gross margin improvement during the year. Management further believes that in 2004 the full year’s effect of these initiatives could result in improvement of approximately $1.4 million.

Increase revenues through new product introductions. The Company strives to be a leader in the transportation and law enforcement and surveillance markets served. In order to expand and protect its technology, the Company will continue to seek patent protection for its products and / or licenses of key technology owned by others. The Company has introduced improved and new technologies in 2003 including the DR600 vehicle logic unit (“VLU”) that is the integration communication platform for transit vehicle systems including fare collection, automatic passenger counting, automatic vehicle announcement systems, engine monitoring and other applications. The Company has introduced full color electronic destination sign systems and with its global presence is leveraging on purchasing power to realize decreased cost of materials. The Digital Audio Corporation continues to develop new products for the law enforcement and surveillance markets, and we believe it is in a position to take advantage of the initiatives of the U.S. Homeland Security Department. The Company considers any increase in government funding related to national security, intelligence, and law enforcement initiatives as having the potential to influence positively the opportunity to sell our audio processing solutions. Additionally, as a result of increased attention to the potential for terrorist’s threats to transit vehicles and infrastructure, the Company is ideally suited to leverage on the vehicle locating and monitoring aspect of its Transportation Segment; an essential element of security is knowing, on a real time basis, the precise location of critical assets.

Increase revenues through strategic alliances. In September 2003, the Company and GE Transportation Systems Global Signaling, LLC (GETSGS) through General Electric’s (GE) Advanced Communications division based in Hingham, Mass. signed a three-year Teaming Agreement. Through this agreement, the Company and GETSGS will work together to deliver advanced technology systems integration projects. The DR division will focus on vehicle location and passenger information processing and delivery systems while GETSGS will focus on communications technology, project management, and system integration. Through this agreement with GE, an organization that is uniquely capable of integrating our products with much larger systems in ways that exceed our independent technological and financial abilities, the Company believes it will significantly extend our transit market reach. The Company further believes the GPS-based vehicle location products, including the security aspect of such as noted above, may represent one of the Company’s more significant internal growth opportunities in fiscal year 2004.

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

Management’s Conclusions

Management believes the cash and cash equivalents at December 31, 2003, together with the line of credit availability and additional capital raised in 2004, should be sufficient to fund operations through the end of fiscal 2004, assuming continued improvement in the Company’s overall cost structure resulting from ongoing cost reduction activities, ongoing efforts aimed at controlling costs, increasing revenues and improvements in asset management of trade accounts receivable and inventories. However, if these plans do not achieve the improvements management believes they will, other courses of action would be pursued, which may include sales of divisions of the Company or other actions to curtail operations. If divisions were sold in a liquidation mode, the recorded values may not be realized.

RELATED PARTY TRANSACTIONS

In the past, the Company purchased electronic components supporting the transportation communications segment from a major shareholder, Lite Vision Corporation (“Lite Vision”), a Taiwan-based company. Lite Vision held 12.7 percent (500,000) of the outstanding shares of Common Stock of the Company at December 31, 2003. Subsequently, that stock was acquired by an individual investor on January 16, 2004. The components purchased from Lite Vision consisted primarily of LED printed circuit display boards and LED/Flip-Dot printed circuit boards. The Company purchased from Lite Vision approximately $3.5 million and $4.4 million in components and assemblies during 2002 and 2001, respectively, but did not make any purchases from Lite Vision during 2003. There were not any amounts due to Lite Vision as of December 31, 2003. The accounts payable balance due to Lite Vision was $859,425 as of December 31, 2002. Mr. Joseph Tang, previously President of Lite Vision and affiliated with Lite Vision in early 2003, while also pursuing other private business interests, served on the Company’s Board of Directors through October 4, 2003. During 2002 the Company issued 100,000 shares of restricted, unregistered Common Stock to Lite Vision at $3.00 per share in exchange for a $300,000 reduction in accounts payable.

John D. Higgins, a director of the Company, was an employee of Investec Ernst & Co., a securities and investment banking firm that was engaged in December 2000 to provide a fairness opinion from a financial point of view with respect to the Mobitec acquisition. Investec Ernst & Co. received a fee of $120,000, plus reasonable actual expenses, for furnishing the fairness opinion. In addition, also as part of the Mobitec acquisition, Mr. Higgins received a fee of $17,500 for the successful completion of certain convertible debenture financing. On August 26, 2002, the Company completed a privately negotiated sale of a $250,000 convertible subordinated debenture to Mr. Higgins, a private investor and a director of the Company. Mr. Higgins received a closing fee of $5,850 related to the placement of the debenture.

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

'

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

New Accounting Pronouncements

In 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) and its amendment 46R. This interpretation as amended clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support. FIN 46R requires a company to evaluate all existing arrangements to identify situations where a company has a “variable interest” in a “variable interest entity” and further determine when such variable interests require a company to consolidate the variable interest entities’ financial statement with its own. The Company must adopt this interpretation by March 31, 2004 and consolidate any variable interest entities for which it will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains. Management had not performed this assessment as of December 31, 2003; however, it is not aware of any variable interest entity which will require consolidation or disclosure.

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

Impact of Inflation

We believe that inflation has not had a material impact upon our results of operations for each of our fiscal years in the three-year period ended December 31, 2003. However, there can be no assurance that future inflation will not have an adverse impact upon our operating results and financial condition.

FACTORS AFFECTING OUR BUSINESS AND PROSPECTS

Many of the risks discussed below have affected our business in the past, and many are likely to continue to do so. These risks may materially adversely affect our business, financial condition, operating results or cash flows, or the market price of our Common Stock.

Risks Related to Our Indebtedness, Financial Condition and Results of Operations

Our substantial debt could adversely affect our financial position, operations and ability to grow. We have a substantial amount of debt. As of December 31, 2003, our total debt of approximately $13.9 million consisted of long-term debt in the amount of $7.9 million, including current maturities of approximately $1.2 million, and short-term debt of $6.0 million. Included in the long-term debt is $4.2 million under our outstanding eight percent (8.0%) convertible debentures, $2.1 million of unsecured indebtedness to a shareholder of the Company and $1.6 million outstanding under a term loan to a Swedish bank. The short-term debt consisted of $6.0 million outstanding under our domestic and European revolving credit facilities. Our substantial indebtedness could have adverse consequences in the future. For example, it could:

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

Future cash requirements or restrictions on cash could adversely impact our financial position, and an event of default under our outstanding debt instruments could impair our ability to conduct business operations. Our overall cash balance declined in fiscal 2002 and 2003, and we could incur negative overall cash flow in future periods. If cash flow significantly deteriorates in the future, our liquidity and ability to operate our business could be adversely impacted. Additionally, our ability to raise financial capital may be hindered due to our net losses and the possibility of future negative cash flow, thus reducing our operating flexibility.

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

During the third quarter of 2003, we entered into a $10.0 million revolving credit facility with LaSalle Business Credit, LLC. This facility permits us to borrow an amount determined on the basis of a formula that applies specified percentages to our domestic inventory and accounts receivable balances and then deducts a reserve amount established by the lender (initially $500,000). After we used borrowings under this facility to repay debt that was outstanding under a facility that we had with another lender, and applying that borrowing base formula, the new facility provided us with additional borrowing capacity of approximately $1.5 million as of the date of execution. The credit facility has an initial term of three years and is secured by substantially all of our domestic assets. The credit agreement also has affirmative, negative and financial covenants with which we must comply. At September 30, 2003, we were not in compliance with a capital expenditures limitation under our prior domestic credit facility, but we replaced that facility during the third quarter as described above. At December 31, 2003, we were not in compliance with the fixed charge coverage ratio under the new credit facility, but secured a waiver from the lender, LaSalle Business Credit, for this covenant violation. We also have a revolving credit facility with a Swedish bank that we use in connection with our European operations and which is secured by substantially all the assets of our Mobitec AB subsidiary. Our maximum borrowing capacity under that facility is equivalent to approximately $1.1 million in U.S. dollars. That facility also contains affirmative, negative and financial covenants. As of December 31, 2003, our outstanding balances were $4.2 million under the domestic facility and $1.7 million under the European facility. The Company was in default of one negative covenant at December 31, 2003. The tangible net worth covenant was not achieved due to the below plan operating performance and consolidated operating losses for the three months ended December 31, 2004. LaSalle Business Credit, LLC has re-set the financial covenants for 2004 to reflect the changes in tangible net worth caused by the fourth quarter of 2003 and starting the fixed charge coverage ratio measurement with the three months ended March 31, 2004.

Our outstanding convertible debentures in the aggregate principal amount of $4.4 million mature on various dates between June 2008 and August 2009 and bear annual interest at eight (8.0) percent paid monthly. We will also be required to make certain principal reduction payments beginning in June 2004. The convertible debentures also contain affirmative, negative and financial covenants with which we must comply. We were not in compliance with the financial covenants under certain of the debentures as of December 31, 2002 and December 31, 2003, but received waivers from the holders of these debentures for the periods of noncompliance as of those dates.

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

Our efforts to reduce costs may not be effective. If we fail to reduce costs effectively, we may not achieve profitability or positive cash flow. We believe cost containment and expense reductions are essential to achieving profitability and positive cash flow from operations in future periods. Our efforts to reduce expenses have positively impacted our results in recent periods, but we must continue to contain costs and further reduce expenses in order to achieve and sustain profitability. We cannot assure you that we will be able to do so. If we are not able to grow our revenues while reducing our costs, as a percentage of revenue, we will not be able to achieve profitability and our business and financial condition could be materially and adversely affected. Moreover, revenue lost due to the cancellation of our ability to fill an order in one period may not be necessarily be made up by revenue in any future period.

Our operating results will continue to fluctuate. Our operating results may fluctuate from period to period and period over period depending upon numerous factors, including: (1) customer demand and market acceptance of our products and solutions; (2) new product introductions; (3) variations in product mix; (4) delivery due date changes; and (5) other factors. We operate in a market characterized by long sales cycles. From first contact to order delivery may be a time period of two years or longer in certain instances. Delivery schedules, as first established with the customer in this long cycle may change with little or no advance notice as the original delivery schedule draws near. Our business is sensitive to the spending patterns and funding of our customers, which in turn are subject to prevailing economic conditions and other factors beyond our control. Moreover, we derive revenue primarily from significant orders from a limited number of customers. For that reason, a delay in delivery of our products in connection with a single order may significantly impact the timing of our recognition of revenue between periods. Moreover, revenue lost due to the cancellation of, or our inability to fill, an order in one period may not necessarily be made up by revenue in any future period.

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

Many of our customers rely on government funding, and that subjects us to risks associated with governmental budgeting and authorization processes. A majority of our sales address end customers having some degree of national, federal, regional, state or local governmental-entity funding. These governmental-entity funding mechanisms are beyond our control and often are difficult to predict. Further, general budgetary authorizations and allocations for state, local, and federal agencies can change for a variety of reasons, including general economic conditions, and have a material adverse effect on us. For example, the TEA-21 legislation under which the funding for our transportation products business segment domestic sales are derived was subject to reauthorization in 2003, however, the current TEA-21 program has been extended through a series of Continuing Resolutions pending enactment of new long-term legislation which is currently in process in Congress. Although the Environmental and Public Works Committee of the U.S. Senate has approved legislation reauthorizing TEA-21, and the House of Representatives “T&I” Committee has acted similarly with its proposal, this legislation is still subject to further review and negotiation and could even fail to be enacted. These continuing resolutions, and delay in enactment of reauthorization legislation, tend to create uncertainty in the market. That uncertainty in turn can tend to delay, or depress, order opportunities. We are involved through the industry trade association, the America Public Transportation Association, the Web site of which (www.APTA.com) regularly posts status information on legislative matters. While we believe the reauthorization will occur, and that resulting federal funding will be at or above the present approximately $8 billion annually, we cannot assure you that the legislation will be reauthorized as we expect. In addition to federal funding to the public transit side of our domestic market, some of our customers rely on state and local funding. These tend to be affected by general economic conditions. For example, some transit operating authorities reduced service in 2002 and 2003, potentially extending into 2004, in response to the slow economy; this can have a depressing effect on sales of our products. It is not possible to precisely quantify this impact. Any unfavorable change in any of these factors and considerations could have a material adverse effect upon us.

We must continually improve our technology to remain competitive. Our industry is characterized by, and our business strategy is substantially based upon, continuing improvement in technology. This results in frequent introduction of new products, short product life cycles and continual change in product price/performance characteristics. We must develop new technologies in our products and solutions in order to remain competitive. We cannot assure you that we will be able to continue to achieve or sustain the technological leadership that is necessary for success in our industry. In addition, our competitors may develop new technologies that give them a competitive advantage, and we may not be able to obtain the right to use those technologies at a reasonable cost, if at all, or to develop alternative solutions that enable us to compete effectively. A failure on our part to effectively manage the transitions of our product lines to new technologies on a timely basis could have a material adverse effect upon us. In addition, our business depends upon technology trends in our customers’ businesses. To the extent that we do not anticipate or address these technological changes, our business may be adversely impacted.

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

Our preferred stock and convertible debentures have preferential rights over our Common Stock. We currently have outstanding shares of Series AAA Redeemable Nonvoting Preferred Stock, Series E Redeemable Nonvoting Convertible Preferred Stock and Series F Convertible Preferred Stock, as well as certain eight percent (8.0%) convertible debentures, all of which have rights in preference to holders of our Common Stock in connection with any liquidation of the Company. The aggregate liquidation preference is $1.8 million for the Series AAA stock, $1.5 million for the Series F stock and $1.8 million for the Series E stock, in each case plus accrued but unpaid dividends, and the aggregate principal amount of the outstanding eight percent (8.0%) convertible debentures is $4.4 million. Holders of the Series AAA and Series E stock are entitled to receive cumulative quarterly dividends at the rate of 10 percent per annum and seven percent (7.0%) per annum, respectively, on the liquidation value of those shares. The holder of the Series F stock is entitled to receive cumulative quarterly dividends at the rate of three percent (3.0%) per annum on the liquidation value of those shares, which dividends are currently payable in additional shares of Series F stock if such holder may in the future have the right to receive cash dividends at such rate, or at a rate of 10 percent per annum in certain circumstances. The purchase agreements pursuant to which we issued our outstanding eight percent (8.0%) convertible debentures, as well as our domestic senior credit facility, prohibit the payment of dividends to holders of our Common Stock. The holders of the debentures have the right to require us to redeem the debentures upon the occurrence of certain events, including certain changes in control of the Company or our failure to continue to have our stock listed on The Nasdaq Stock Market or another stock exchange. In such an event, the holders would have the right to require us to redeem the debentures for an amount equal to the principal amount plus an 18 percent annual yield on the principal amount through the date of redemption, and we might not have the ability to make the required redemption payments. The preferential rights of the holders of our convertible debentures and preferred stock could substantially limit the amount, if any, that the holders of our Common Stock would receive upon any liquidation of the Company.

A small number of holders own a significant portion of our outstanding securities, and those holders may have the ability to exert significant influence over our management and affairs and to effectively control the outcome of corporate actions submitted to our shareholders for approval. We have two classes of voting securities outstanding: Common Stock and Series F Convertible Preferred Stock. BFSUS Special Opportunities Trust PLC and Renaissance US Growth Investment Trust PLC, both of which are managed by Renaissance Capital Group, Inc., beneficially own approximately 41 percent of our voting securities, consisting of shares of Common Stock presently issuable upon conversion of debentures and preferred stock held by them. Those entities do not currently hold of record any of our voting securities. Dolphin Offshore Partners, L.P. is the holder of all of our outstanding shares of Series F stock, which represent approximately 16 percent of our outstanding voting securities. There are four other holders of more than 5 percent of our outstanding Common Stock. David L. Turney, our chairman and chief executive officer, beneficially owns approximately 6 percent of our outstanding Common Stock (which is approximately 5 percent of the shares of all classes of our outstanding voting securities). John D. Higgins, a director of the Company, beneficially owns approximately 7 percent of our outstanding Common Stock (which is approximately 6 percent of the shares of all classes of our outstanding voting securities). In addition, Mr. Bengt Bodin, a foreign resident who was formerly an owner of our Mobitec AB subsidiary, beneficially owns approximately 7 percent of our Common Stock (or approximately 6 percent of all classes of our voting securities). David Furr, an individual, beneficially owns approximately 5 percent of our Common Stock (or approximately 2 percent of all classes of our voting securities). In addition, our executive officers and directors (other than Mr. Turney and Mr. Higgins) as a group beneficially own approximately 14 percent of our Common Stock, or 12 percent of all classes of our voting securities. The control of a significant amount of our stock by a small number of holders could adversely affect the market price of our Common Stock. If some or all of the shareholders named above chose to act or vote together, they would have the ability to control all matters requiring the approval of our shareholders, including the election of directors and the approval of significant transactions. Without the consent of these shareholders, we could be prevented from entering into transactions that could be beneficial to us or to our other shareholders. In addition, any attempt to acquire the Company that was not supported by our significant shareholders would be impossible or very difficult to accomplish.

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

The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates, consisting solely of debt obligations. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency. The instruments’ actual cash flows are denominated in either U.S. dollars ($US) or Swedish Krona (SEK), as indicated in parentheses.

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

Transaction gains and losses on U.S. dollar denominated transactions are recorded within other income and expense in the consolidated statements of operations and the net gain totaled $336,224 and $309,456 in 2003 and 2002, respectively. The gain primarily was due to the increase in value in the Swedish krona (SEK) from a December 31, 2002 rate of 8.746 (SEK per U.S. dollar) to a December 31, 2003 rate of 7.2449 (SEK per U.S. dollar); and from a December 31, 2001 rate of 10.571 (SEK per U.S. dollar) to a December 31, 2002 rate of 8.746 (SEK per U.S. dollar). In 2001, our foreign currency exposure was minimal due to a lower foreign asset base, fewer transactions and little change in foreign exchange rates between period end balance sheet dates. The Company currently does not use derivative instruments to manage its foreign currency risk.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements follow this page.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

SECTION	PAGE
Independent Auditor’s Report	39
Consolidated Balance Sheets — December 31, 2003 and 2002	40
Consolidated Statements of Operations — Years Ended December 31, 2003, 2002 and 2001	41
Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2003, 2002 and 2001	42
Consolidated Statements of Cash Flows — Years Ended December 31, 2003, 2002 and 2001	43-44
Notes to Consolidated Financial Statements	45-70
Financial Statement Schedule:
Schedule II — Valuation and Qualifying Accounts	77

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

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$(1,302,533)	$(189,503)	$115,265
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	55,556	(141,061)	(622,276)
Depreciation of property and equipment	713,361	359,795	269,921
Amortization of intangible assets	162,202	126,342	95,679
Amortization of goodwill	—	—	334,714
Bad debt expense	(30,924)	30,924	54,736
Other, primarily affect of foreign currency gain	(366,564)	(309,456)	53,000
Minority interest	92,552	58,907	26,052
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	3,672,023	(2,027,646)	3,192,746
(Increase) decrease in other receivables	67,485	(4,954)	396,450
(Increase) decrease in inventories	(362,183)	551,255	(1,591,369)
(Increase) decrease in prepaids and other current assets	(72,766)	(123,358)	57,519
Increase (decrease) in accounts payable	(1,013,783)	771,489	594,247
Decrease in accounts payable, related party	—	(369,361)	(695,769)
Increase (decrease) in accrued expenses	(115,919)	53,527	(373,240)

Net cash provided by (used in) operating activities	1,498,507	(1,213,100)	1,907,675

Cash flows from investing activities:
Purchases of property and equipment	(1,384,261)	(723,472)	(432,704)
Proceeds from sale of assets	4,000	38,618	—
Purchase of intangibles	(1,173)	(19,790)	(45,071)
Purchase of other assets	(195,403)	(268,964)	258,972
Purchase of Mobitec, net of cash and cash equivalents acquired	—	(15,030)	(5,104,788)

Net cash used in investing activities	(1,576,837)	(988,638)	(5,323,591)

Cash flows from financing activities:
Proceeds from bank borrowings and lines of credit	44,583,728	38,704,333	35,964,873
Principal payments on bank borrowings and lines of credit	(46,520,356)	(36,811,272)	(31,900,033)
Proceeds for issuance of preferred stock	3,226,957	—	—
Payments related to issuance of preferred stock	(286,661)	—	—
Payment of dividends on preferred stock	(197,864)	(132,750)	(177,000)

Net cash provided by financing activities	805,804	1,760,311	3,887,840

Effect of exchange rate changes on cash and cash equivalents	(262,010)	435,466	(85,067)

Net increase (decrease) in cash and cash equivalents	465,464	(5,961)	386,857
Cash and cash equivalents at beginning of year	504,758	510,719	123,862

Cash and cash equivalents at end of year	$970,222	$504,758	$510,719

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$1,111,202	$1,079,776	$776,510

Cash paid during the year for income taxes	$118,080	$115,306	$31,690

See accompanying notes to consolidated financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
Supplemental disclosures of non-cash investing and financing activities:
Equipment acquired through issuance of capital lease	$—	$125,578	$—

Exchange of common and preferred stock for reduction in debt and accounts payable-related party	$525,000	$300,000	$—

Reduction of goodwill from adjustment of restructuring reserve	$—	$76,201	$—

Acquisition of Mobitec (Note 2):
Cash purchase price	$—	$15,030	$5,104,788

Working capital acquired, net of cash and cash equivalents acquired of $347,477	$—	$—	$1,065,485
Fair value of other tangible assets acquired, principally property and equipment	—	—	263,556
Cost in excess of net assets acquired	—	15,030	6,836,055
Customer lists acquired	—	—	1,165,917
Minority interest assumed	—	—	(113,627)
Promissory note and obligation issued to seller	—	—	(2,591,235)
Fair value of warrants issued to seller	—	—	(95,000)
Fair value of stock issued to seller	—	—	(915,900)
Acquisition costs included in liabilities	—	—	(510,463)

	$—	$15,030	$5,104,788

Fair value of warrants issued as part of financing	$88,043	$—	$252,000

Reclassification of Series AAA Preferred Stock to equity	$1,770,000	$—	$—

See accompanying notes to consolidated financial statements.

(1)	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Organization

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the years ended December 31, 2003, 2002 and 2001, the Company incurred net pre-tax losses of $1,100,371, $88,448 and $391,818 and net cash provided (used) in operating activities of $1,498,507, ($1,213,100) and $1,907,675, respectively. Revenues for the fourth quarter of 2003 were down by approximately 23% compared to the 2002 fourth quarter, which contributed to a substantial 2003 fourth quarter loss. The financial covenants requirements under the Company’s working capital line of credit and two other subordinated debts were not met at the end of 2003. If the decline in revenue continues or the Company is not able to make satisfactory arrangements with its lenders for continuing financing, the Company may not be able to sustain operations as a going concern.

Management believes the operating results for the year ended December 31, 2003 were not representative of a normal year. Because of the nature of the Company’s customers, the fourth quarter is usually the highest revenue quarter. This was expected by management to hold true in 2003. Management believes the quarter ended December 31, 2003 was particularly abnormal due to the fact that several unusual events occurred. Approximately $3.5 million of orders scheduled to ship in the final weeks of the quarter were delayed or canceled. Management attributes this to the Company’s difficulty in obtaining bonding required by certain contracts and transit authority customers deferring orders to 2004. The calculation of the loss attributed to common shareholders in the fourth quarter of 2003 was also significantly affected by the accounting required by issuance of a series of preferred stock and a related warrant in November. Since the operating results for the fourth quarter fell short of management’s expectations, the covenants on the new working capital line of credit were not met.

The Company's Board of Directors and management initiated plans and strategies in 2002 to improve the operating results and to reduce the pressure on liquidity. The primary elements of the Company’s strategies, objectives, plans and actions were to restructure the working capital line of credit, secure more subordinated financing and permanent capital, reduce the costs of Company products and operating costs, increase revenues through new product introductions and strategic alliances and better manage working capital and assets. A discussion of the progress through December 31, 2003 on these plans, the expected impact for 2004 and other management plans follows.

Working Capital Loan. On November 6, 2003, the Company replaced its asset-based lender and agreement with a new three-year agreement (the “Credit Agreement”) with LaSalle Business Credit LLC. The Credit Agreement provides up to $10.0 million in borrowing to be used for acquisitions, working capital and general corporate purposes. The $10 million limit includes $2.0 million for Letters of Credit and $0.5 million for term loans. See Note 7 for further discussion of the terms. The availability of borrowings under this line of credit depends on a daily calculation of a borrowing base, which is a function of eligible accounts receivable and inventory. The allowable amounts under the new agreement exceed the amounts under the prior agreement. The new agreement contains financial covenants as well as a clause which would allow the lender to deem the agreement in default if it felt there was a material adverse change. The Company did not comply with the financial covenants as of December 31, 2003 and believed it was necessary to reset the financial covenants required in 2004. In April 2004 the lender agreed to waive the objective financial covenants as of December 31, 2003, and set covenants for 2004 that management believes will be attained. Management believes these arrangements for 2004 will provide the Company adequate working capital financing.

Management presently does not anticipate the need to secure additional debt financing, negotiate debt restructurings or negotiate conversion of trade payables to equity to mitigate liquidity pressures in 2004. However, the Company will pursue all appropriate measures to address liquidity pressures should cash flow prove unsatisfactory in 2004.

Secure Subordinated Debt and Permanent Capital. In 2003, the Board of Directors approved plans that included raising up to $4 million of new equity. That plan was substantially realized in 2003 through elimination of the existing mandatory redemption clause in the Series AAA Preferred stock and the issuance of new shares of Series E and F Preferred Stock. The events resulted in an increase to equity of approximately $4.7 million through December 31, 2003, including new funds of approximately $2.9 million in 2003. In 2004, more shares of Series E shares were issued; resulting in additional proceeds of approximately $308,000. The limits authorized by the Board of Directors would allow additional proceeds of $600,000 from the issuance of Series E stock. Management has discussed placing more Series E and Series F shares with existing shareholders and other potential investors and believes additional shares could be sold to those investors.

In August 2002, the Company completed two privately negotiated sales of convertible subordinated debentures with proceeds totaling $1.4 million. It is not expected that more debt of this nature will be sought.

The Company anticipates that additional equity financing may be sought in 2004 in conjunction with potential acquisitions or launch of new business initiatives. In this regard, the Company is presently evaluating alternative measures and action plans, and soliciting proposals to secure additional equity from investment banks. These alternatives and plans are generally as follows:

Reduce the costs of Company products and operating costs. In the normal course of business, management has aggressively sought opportunities to reduce the cost structure and increase overall efficiency and responsiveness to its customers. In 2003, management initiated “tracked and monitored” profit improvement initiatives designed to further leverage the economy of scale that was developing in its operations. Management intends to continue developing its manufacturing and assembly infrastructure and organization to meet expected production requirements. The Company will continue manufacturing in-house certain key components of its products such as cable harnesses and assemblies, electronic destination sign systems, digital audio filter equipment and sub-system electronics. The Company believes this will enable it to: (1) produce highly reliable, quality products; (2) protect the proprietary nature of its technology and processes; (3) properly control its manufacturing and assembly processes and operations; and (4) achieve significant cost reductions. The cost reductions encompass all major elements of cost and operating expenses.

In 2003 management estimates that approximately $400,000 of improvement toward reduced costs was realized from these profit improvement initiatives. This is partially evidenced by gross margin improvement during the year. Management believes that in 2004 a full year’s effect of these initiatives could result in improvement of approximately $1.4 million.

Increase revenues through new product introductions. The Company strives to be a leader in the transportation and law enforcement and surveillance markets served. In order to expand and protect its technology, the Company will continue to seek patent protection for its products and or licenses of key technology owned by others. The Company has introduced improved and new technologies in 2003 including the DR600 vehicle logic unit (“VLU”) that is the integration communication platform for transit vehicle systems including fare collection, automatic passenger counting, automatic vehicle announcement systems, engine monitoring and other applications. The Company has introduced full color electronic destination sign systems and with its global presence is leveraging on purchasing power to realize decreased cost of materials. The Digital Audio Corporation continues to develop new products for the law enforcement and surveillance markets, and the Company believes that it is in a position to take advantage of the initiatives in the U.S. Homeland Security Department. The Company considers any increase in government funding related to national security, intelligence, and law enforcement initiatives as having the potential to influence positively the opportunity to sell our audio processing solutions. Additionally, as a result of increased attention to the potential for terrorist’s threats to transit vehicles and infrastructure, the Company is ideally suited to leverage on the vehicle locating and monitoring aspect of its Transportation Communications Segment as an essential element of security is knowing, on a real time basis, the precise location of critical assets.

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

Management’s Conclusions. Management believes the cash and cash equivalents at December 31, 2003, together with the line of credit availability and additional capital raised in 2004, should be sufficient to fund operations through the end of fiscal 2004, assuming continued improvement in the Company’s overall cost structure resulting from ongoing cost reduction activities, ongoing efforts aimed at controlling costs, increasing revenues and improvements in asset management of trade accounts receivable and inventories. However, if these plans do not achieve the improvements management believes they will, other courses of action would be pursued, which may include sales of divisions of the Company or other actions to curtail operations. If divisions were sold in a liquidation mode, the recorded values may not be realized.

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

a) Lines of Credit

On November 6, 2003, the Company replaced its asset-based lending agreement formerly with Guaranty Business Credit Corporation (“GBCC”) with a three year agreement (the “Credit Agreement”) with LaSalle Business Credit LLC (“LBC”). Borrowings under the Credit Agreement are classified as current liabilities in accordance with EITF 95-22 Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. However, it is management’s intention to manage the Credit Agreement as long-term debt with a final maturity date in 2006, as provided for in the Credit Agreement.

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

The Credit Agreement includes customary covenants and conditions relating to the conduct and operation of the Company’s business. Specifically, the Credit Agreement subjects the Company to an escalating fixed charge coverage ratio from 1.0 to 1.5 and an escalating tangible net worth value (as defined) from $2.5 million to $3.9 million over the term of the Credit Agreement calculated on a quarterly and rolling 12 month basis; limits annual capital expenditures to $1.5 million and limits borrowing by providing for a reserve of $500,000 until the fixed charge coverage ratio of 1.15 to 1.00 has been met. At December 31, 2003, available collateral based on the value of eligible trade accounts receivable and inventories was $5,333,273 which, given the outstanding debt balance under this agreement of $4,222,336, would have resulted in additional borrowing availability of $1,110,937. However, the required reserve reduced additional borrowing availability by $500,000 to $610,937. The outstanding debt under this agreement is secured by substantially all U.S.-based assets of the Company.

At December 31, 2003, the Company was not in compliance with its financial covenants within the bank agreement except for the capital expenditure covenant, but has received waivers for violation of the covenants. On April 14, 2004, the Company has further received from the lender revisions to the escalating tangible net worth and escalating fixed charge coverage ratio loan covenant parameters taking into effect the results of the three months ended December 31, 2003 that affected the initial covenant computations to which the Credit Agreement was based and negotiated. These covenants were revised after considering the results of the three months ended December 31, 2003 and the Company’s projected operating plan for the year ending December 31, 2004.

The escalating tangible net worth covenant’s “Minimum Tangible net Worth” has been revised downward by $1,000,000 and reset to $1,500,000 from $2,500,000 for the period of December 31, 2003 to December 30, 2004 and increases $600,000 per year thereafter for the remaining life of the loan. The time periods required to maintain the escalating fixed charged coverage ratio have also been revised downward to exclude the three months ended December 31, 2003; and are now 1.00:1.00 for the three and six months ended March 31, 2004 and June 30, 2004, respectively; and 1.15:1.00 for the nine and twelve months ended September 30, 2004 and December 31, 2004, respectively. Additionally, the interest rate on borrowings increased from prime plus 1.00 to prime plus 1.75. The impact on our 2004 financial statements based on the outstanding balance of this loan as of December 31, 2003 would be approximately $32,000. Also, the reserve on borrowings was increased to $600,000 from $500,000 until receipt of the certified 2004 financial statements reflecting an EBITDA to fixed charge coverage ratio of at least 1.15:1.00.

Mobitec AB, the Company’s wholly owned Swedish subsidiary, has an agreement with its bank in Sweden from which it may currently borrow up to a maximum of 10,000,000 krona (SEK), which is equivalent to $1,381,000. At December 31, 2003,9,822,122 krona (SEK), or $1,356,435 was outstanding, resulting in additional borrowing availability of 177,878 krona (SEK), or $24,565. The maximum borrowing in the amount of 10,000,000 krona (SEK) is secured by cash on deposit with the bank in the amount of 2,200,000 krona (SEK), or $303,820. The terms of this agreement require payment of an unused credit line fee equal to 0.5 percent of the unused portion and average interest of 4.1 percent of the outstanding balance. This agreement is secured by substantially all assets of Mobitec AB. The line of credit agreement has an expiration date of December 31, 2004. On or before expiration, the Company expects to renew this credit agreement with an agreement substantially similar in terms and conditions.

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

Four convertible subordinated debentures in the aggregate amount of $3,000,000 dated June 22, 2001 and $1,150,000 dated July 31, 2002, collectively the “Renaissance Notes,” are payable to two investment funds managed by Renaissance Capital Group, Inc. The president of Renaissance Capital Group, Inc. is a member of the Company’s Board of Directors. The two debentures having an aggregate principal amount of $3,000,000 are payable in full on June 22, 2008, if not sooner redeemed or converted, with annual interest at 8 percent paid monthly. They also provide for monthly principal redemption installments commencing June 27, 2004, each of such installments to be in the dollar amount of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount. The $1,150,000 are payable in full on July 31, 2009, if not sooner redeemed or converted, with annual interest at 8 percent paid monthly. They also provide for monthly principal redemption installments commencing July 31, 2005, each of such installments to be in the dollar amount of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount. The loan agreement under which the convertible debentures were issued subjects the Company to a 1:1 Earnings Before Interest, Depreciation and Amortization to interest coverage ratio to be calculated quarterly on a rolling four quarter basis and a 1.3:1 current ratio to be calculated at each quarter end. At December 31, 2003, the Company was not in compliance with its financial covenants under the agreement, but received waivers on April 14, 2004 for violation of the interest coverage and current ratio noted above.

A convertible subordinated debenture in the amount of $250,000 dated August 26, 2002, is payable to a stockholder and member of the Board of Directors, and is due in full August 26, 2009, if not sooner redeemed or converted, with annual interest at 8 percent paid monthly. It also provides for monthly principal redemption installments commencing August 26, 2005, each of such installments to be in the dollar amount of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount. The loan agreement under which the convertible debenture was issued subjects the Company to a 1:1 Earnings Before Interest, Depreciation and Amortization to interest coverage ratio to be calculated quarterly on a rolling four quarter basis and a 1.3:1 current ratio to be calculated at each quarter end. At December 31, 2003, the Company was not in compliance with its financial covenants under the agreement, but received waivers on April 14, 2004 for violation of the interest coverage and current ratio noted above.

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

On November 10, 2003, the Company closed the sale of 300 shares of Series F Convertible Preferred Stock (“Series F Stock”), par value $.10 to Dolphin Offshore Partners, L.P. (“Dolphin”) for a purchase price of $1.5 million. The terms of the Series F stock were subsequently amended, as described in Note 21. The Series F Stock, as originally issued, was convertible at any time into shares of the Company’s Common Stock at a conversion price of $2.35 per share of Common Stock, subject to certain adjustments, which was the market price of the Company’s Common Stock at the time the parties reached agreement on terms. Prior to conversion, the Series F Stock votes as a single class with holders of Common Stock on an as-if-converted basis. The shares are mandatorily convertible into Common Stock if the Company’s Common Stock hits certain targeted trading prices or upon the conversion of certain subordinated debentures previously issued by the Company (two investment funds managed by Renaissance Capital Group, Inc. — See Note 7(b) “Long-Term Debt”). Dividends were not payable on the Series F Stock, as originally issued, for the first five years after issuance. If certain trading price targets were not met by the Company’s Common Stock within five years after issuance, the conversion price would have been reduced and dividends would thereafter have begun to accrue and be payable quarterly on the Series F Stock at the rate of 10% per annum on the liquidation value (initially, $1.5 million, or $5,000 per share). The Series F Stock is not redeemable at the option of holder, and was to have been redeemable by the Company only if and when dividends began to accrue. In connection with the sale of the Series F Stock to Dolphin, the Company issued warrants (the “Dolphin warrants”) to Dolphin to purchase 319,149 shares of the Company’s Common Stock at an exercise price of $3.00 per share, subject to certain adjustments. The Dolphin warrants were exercisable at any time, for a period of seven years after issuance. The Company also granted to Dolphin a right of first refusal to purchase, in connection with future equity offerings by the Company, for a period of five years after the Series F Stock issuance date, a sufficient number of the securities issued in such equity offering to maintain its proportionate ownership interest in the Company, on a diluted basis. The Company also granted to Dolphin certain rights to have the shares of Common Stock underlying the Series F Stock and issuable upon the exercise of the Dolphin warrants registered with the Securities and Exchange Commission. Pursuant to the registration rights agreement, the conversion price of the Series F Stock and the exercise price of the Dolphin warrants were subject to being decreased if the Company did not file appropriate registration statements or cause such registration statements to be declared effective by certain dates. In connection with the issuance of the Series F Stock, the Company recorded during the fourth quarter a charge against income available for common shareholders of $702,626 based upon the relative fair value of the stock and warrants.

The Series E Stock and the Series F Stock have equal priority with respect to liquidation, and shares of both series have liquidation preferences prior to the Company’s outstanding shares of Series AAA Preferred Stock and Common Stock.

On March 6, 2003, the Company announced that at a special meeting of the Series AAA Preferred Stock shareholders, the holders of the Series AAA Preferred Stock approved an amendment to the Articles of Incorporation to remove the mandatory redemption date, which would have occurred in December 2003. The Company may now redeem the Series AAA Preferred Stock at its sole discretion upon providing preferred shareholders with appropriate written notice. Had the holders of the Series AAA Preferred Stock not approved the amendment, the Company would have had to pay the redemption price, which is equal to the liquidation preference, in December 2003. The liquidation preference is $5,000 per share, plus all accrued and unpaid dividends, which at December 31, 2003 was $1,858,500.

(9)	COMMON STOCK WARRANTS

During 2003, the Company granted warrants to one individual and one registered broker dealer that allow the holders to purchase 68,000 shares of Common Stock. The value of those warrants was approximately $98,536. Of this amount, $10,492 was charged to selling, general and administrative expenses, while the balance of $88,044 was charged to issuance costs in connection with the sale of Series E Preferred Stock. The warrants have an exercise price of $2.50 and expire in 2008.

Also, during 2003, the Company granted warrants to Dolphin Offshore Partners, L.P. (“Dolphin”) that allowed the holder to purchase 319,149 shares of the Company’s common stock at an exercise price of $3.00 per share, subject to certain adjustments. The Dolphin warrants were exercisable at any time, for a period of seven years after issuance. The Dolphin warrants were subsequently terminated as described in Note 21.

In 2001, the Company granted warrants that allow the holder to purchase 350,000 shares of Common Stock. Of those warrants, 300,000 were granted as part of the Mobitec acquisition and financing. Of that amount, 100,000 warrants are exercisable at $4 per share, valued at approximately $95,000 on the date of acquisition, and 200,000 are exercisable at $2.05 per share, valued at approximately $252,000 on the date of acquisition. Those amounts were capitalized as part of the acquisition financing. The remaining 50,000 warrants were issued to an individual and are exercisable at $2.15 per share. The value of those warrants was approximately $35,000 and was charged to selling, general, and administrative expenses. These warrants are fully vested and expire in 2006.

During 2000, the Company issued warrants that allow the holder to purchase 121,000 shares of Common Stock. Of that amount, 111,000 are exercisable at $3.75 per share, and 10,000 are exercisable at $3 per share. These warrants have five-year terms and expire in 2005.

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

At December 31, 2003, the Company has net operating loss carryforwards for federal income tax purposes of $2,550,017 which are available to offset future federal taxable income, if any, which expire beginning in 2009 through 2023. In addition, two of the Company’s domestic subsidiaries have net economic loss carryforwards for state income tax purposes of $1,836,600, which are available to offset future state taxable income, if any, through 2012 and 2013. Further, one of the Company’s foreign subsidiaries also has loss carryforwards for German tax purposes of $3,529,168 which are available to offset future foreign taxable income.

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

In the past, the Company purchased electronic components supporting the transportation communications segment from a major shareholder, Lite Vision Corporation (“Lite Vision”), a Taiwan-based company. Lite Vision held 12.7 percent (500,000) of the outstanding shares of Common Stock of the Company at December 31, 2003. Subsequently, that stock was acquired by an individual investor on January 16, 2004. The components purchased from Lite Vision consisted primarily of LED printed circuit display boards and LED/Flip-Dot printed circuit boards. The Company purchased from Lite Vision approximately $3.5 million, and $4.4 million in components and assemblies during 2002 and 2001, respectively, but did not make any purchases from Lite Vision during 2003. There were not any amounts due to Lite Vision as of December 31, 2003. The accounts payable balance due to Lite Vision was $859,425 as of December 31, 2002. Mr. Joseph Tang, previously President of Lite Vision and affiliated with Lite Vision in early 2003, while also pursuing other private business interests, served on the Company’s Board of Directors through October 4, 2003. During 2002 the Company issued 100,000 shares of restricted, unregistered Common Stock to Lite Vision at $3.00 per share in exchange for a $300,000 reduction in accounts payable.

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

On August 2, 2002, the Company completed a privately negotiated sale of $1.15 million of convertible subordinated debentures to funds managed by Dallas-based Renaissance Capital Group. Russell C. Cleveland, Renaissance Capital Group’s President and Chief Executive Officer, serves on the Company’s Board of Directors. In June 2001, prior to Mr. Cleveland’s involvement as a director of the Company, the Company issued convertible debentures in the amount of $3 million (the “2001 Debentures”) to Renaissance Capital Group containing substantially the same terms as the convertible debentures issued in 2002. Renaissance Capital Group received a closing fee of $17,250 related to the placement of the debenture.

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

On or about September 17, 2002 the Company received a letter from Clever Devices, Ltd. (“Clever”), a New York corporation with its principal place of business located in Syosset, New York. That letter alleged that the StealthMic product of the Company, as introduced to the market in 1999, would infringe U.S. patent number 6,522,754 (“‘754 Patent”) entitled “Digital Vehicle Microphone System and Method,” which subsequently was issued to Clever by the U.S. Patent Office on February 18, 2003. Upon investigation, and further review by intellectual property counsel of the Company, the Company and its intellectual property counsel were unable to find any basis whatsoever for this allegation of infringement and so informed Clever on several occasions. Nevertheless, Clever proceeded to assert its position without being willing to engage in constructive dialogue to identify the basis for its allegations or to advance understanding of the issues. Therefore, being uncertain as to the intent of Clever, on April 3, 2003 the Company filed an action in the United States District Court for the Northern District of Texas, Dallas Division (“Court”), under the Federal Declaratory Judgment Act, 28 USC 2210 and 2201, and under the Patent Laws of the United States, 35 USC 271. This “declaratory judgment action” sought a finding by the Court to the effect that the Company was not infringing the ’754 Patent. On May 23, 2003, Clever counter-claimed, seeking injunctive relief and unspecified damages. Subsequently, the Company filed further actions with the Court asking that a hearing on claims construction, referred to as a “Markman” hearing, be held prior to any other actions or discovery in this matter. On August 19, 2003, the Court issued an order so requiring a Markman hearing; which was held on February 3, 2004. On March 16, 2004 the Court handed-down its findings on the Markman hearing. While this recent development is still being evaluated by legal counsel, management believes the ruling virtually supports its contention that there is no valid claims basis for the allegation that the Company infringed the ’754 Patent. The Company is now awaiting completion of review by legal counsel and discussions are underway between the parties as to any mutually acceptable avenues for settlement. While the Company believes that its position on this matter is correct, there can be no assurance that the case will not proceed to trial in late 2004 and there can be no assurance that the Company would prevail at trial or on subsequent appeal.

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

On April 1, 2004, the Company and Dolphin Offshore Partners, L.P. (“Dolphin”) agreed to revise and reform the terms of the Series F Stock. The principal terms of the revisions are as follows:

On November 10, 2003, the Company closed the sale of 300 shares of Series F Stock to Dolphin for a purchase price of $1.5 million. Subsequently, the Company and Dolphin agreed to revise and reform the terms of the Series F Stock and related agreements in certain respects, and to terminate a related warrant, in order to comply with certain requirements of Nasdaq listing standards. The Series F Stock, as amended and reformed, is convertible at any time into shares of Common Stock at a conversion price of $2.00 per share of Common Stock, subject to certain adjustments for stock splits or similar events (the “Conversion Price”). Prior to conversion, the Series F Stock votes as a single class with holders of Common Stock, with each share of Series F Stock entitled to a number of votes equal to the liquidation value, which is $5,000 per share, divided by $2.35. The shares are mandatorily convertible into shares of Common Stock if the Common Stock hits certain targeted trading prices or upon the conversion of certain subordinated debentures beneficially owned by Renaissance U.S. Growth Investment Trust PLC and BFSUS Special Opportunities Trust PLC. See Note 7(b) “Long-Term Debt” of the Notes to Consolidated Financial Statements.” The holder of the Series F Stock is entitled to receive cumulative quarterly dividends, in preference to the holders of Common Stock, at the rate of 3.0% per annum on the liquidation value of those shares, which dividends are currently payable in additional shares of Series F Stock having a liquidation value equal to the dividend amount. The Series F Stock dividend rate will increase to 10% per annum beginning in November 2008 if the Common Stock does not meet certain market price objectives before then. The Company also granted to Dolphin a right of first refusal to purchase, in connection with future equity offerings by the Company, for a period of five years after the Series F issuance date, a sufficient number of the securities issued in such equity offering to maintain its proportionate ownership interest in the Company, on a diluted basis, and this right has not been modified. The Company also granted to Dolphin certain rights to have the shares of Common Stock underlying the Series F Stock registered with the SEC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2003, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic SEC reports. We have been taking steps to improve our financial infrastructure to account for complex transactions on a consolidated basis. Our auditors identified a material weakness in internal control over financial reporting and certain reportable conditions-including the lack of organized documentation for capitalized software, formal procedures to reconcile inter-company accounts and transactions and a lack of segregation of duties in certain foreign subsidiaries in connection with the audit of our financial statements for the year end December 31, 2003. Management will continue to evaluate the additional steps and actions needed to improve our financial infrastructure and eliminate the weaknesses identified. There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date we carried out this evaluation.

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

     (a)(1)(2) Financial Statements

See the Index to Consolidated Financial Statements and Financial Statements Schedules in Part II, Item 8.

(3) Exhibits

The following documents are filed herewith or have been included as exhibits to previous filings with the SEC and are incorporated herein by this reference:

Exhibit No.	Document

3.1	Amended and Restated Articles of Incorporation of the Company (1)

3.2	Articles of Amendment to Articles of Incorporation of the Company containing Certificate of Designation of Series E Redeemable Nonvoting Convertible Stock (2)

3.3	Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series F Convertible Preferred Stock (3)

3.4	Amended and Restated Bylaws of the Company(4)

3.5	Amendment to Amended and Restated Bylaws of the Company (5)

4.1	Form of specimen certificate for Common Stock of the Company (6)

4.2	Form of Underwriter’s warrants issued by the Company to the Underwriter (6)

4.3	Warrant Agreement between the Company and Continental Stock Transfer & Trust Company (6)

10.1	Executive Employment Agreement, dated January 1, 1999, between the Company and Larry Hagemann (5)

10.2	Executive Employment Agreement, dated January 1, 1999, between the Company and Larry Taylor (5)

10.3	Form of Office Lease, between the Company and Sterling Plaza Limited Partnership (7)

10.4	Lease Agreement, between the Company and The Prudential Savings Bank, F.S.B., dated December 18, 1998 (6)

10.5	Dominick & Dominick, LLC Warrant Agreement, dated September 21, 2000 (7)

10.6	Extended Employment Agreement, dated December 17, 2001, between the Company and David Turney (8)

10.7	Convertible Loan Agreement, dated as of June 22, 2001, by and among the Company, Renaissance U.S. Growth Investment Trust PLC and BFSUS Special Opportunities Trust PLC, and the Renaissance Capital Group, Inc., as agents for the Lenders (9)

10.8	Form of First Amendment to Convertible Loan Agreement, dated as of June 22, 2001, by and among the Company and Renaissance Capital Group, Inc., as agent for the Lenders (10)

10.9	Form of Digital Recorders, Inc. 8% Convertible Debenture, dated July 31, 2002, issued to Frost National Bank, Custodian FBO Renaissance U.S. Growth Investment Trust PLC, Trust No. W00740100 (10)

10.10	Form of Acknowledgement, Agreement and Reaffirmation of Guarantors, dated as of June 27, 2001, by TwinVision of North America, Inc. and Digital Audio Corporation in favor of Renaissance U.S. Growth Investment Trust PLC and BFSUS Special Opportunities Trust PLC (10)

10.11	Form of Share Purchase Agreement by and between Lite Vision Corporation and the Company (10)

10.12	Form of Loan Agreement, dated as of August 26, 2002, between the Company and John D. Higgins (11)

10.13	Form of Digital Recorders, Inc., Convertible Debenture, dated August 26, 2002, issued to John D. Higgins (11)

10.14	Form of Security Agreement, dated August 26, 2002, between the Company and John D. Higgins (11)

10.15	Form of Pledge Agreement, dated August 26, 2002, between the Company and John D. Higgins (11)

10.16	Form of Subsidiary Guarantee, dated August 26, 2002, by Subsidiaries of the Company in favor of John D. Higgins (11)

10.17	Form of Subsidiary Security Agreement, dated August 26, 2002, among the Company, TwinVision® of North America, Inc. and John D. Higgins (11)

10.18	Share Purchase Agreement, dated as of October 13, 2003, by and between Dolphin Offshore Partners, L.P. and the Company (12)

10.19	Stock Purchase Warrant, dated as of October 13, 2003, issued by the Company to Dolphin Offshore Partners, L.P. (terminated) (12)

10.20	Amended and Restated Registration Rights Agreement, dated as of April 1, 2004, by and between Dolphin Offshore Partners, L.P. (3)

10.21	Securities Purchase Agreement, dated as of November 5, 2003, by and between LaSalle Business Credit, LLC, as lender, and the Company, as borrower (12)

10.22	Loan and Security Agreement, dated as of November 6, 2003, by and between LaSalle Business Credit, LLC, as lender, and the Company, as borrower (12)

10.23	Warrant Agreement, dated August 13, 2001, between Digital Recorders, Inc. and David M. Furr (13)

10.24	Warrant Agreement, dated March 23, 2004, between Digital Recorders, Inc. and Fairview Capital Ventures LLC (13)

21.1	Listing of Subsidiaries of the Company (filed herewith)

23.1	Consent of McGladrey & Pullen, LLP (filed herewith)

31.1	Section 302 Certification of David L. Turney (filed herewith)

31.2	Section 302 Certification of Lawrence A. Taylor (filed herewith)

32.1	Section 906 Certification of David L. Turney (filed herewith)

32.2	Section 906 Certification of Lawrence A. Taylor (filed herewith)

(1)	Incorporated herein by reference from the Company’s Registration Statement on Form S-3, filed with the SEC on December 23, 2003.

(2)	Incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on November 12, 2003.

(3)	Incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on April 14, 2004.

(4)	Incorporated herein by reference from the Company’s Registration Statement on Form SB-2.

(5)	Incorporated herein by reference from the Company’s Proxy Statement for the Annual Meeting of Shareholders for fiscal year 2000, filed with the SEC on June 6, 2001.

(6)	Incorporated herein by reference from the Company’s Registration Statement on Form SB-2, filed with the SEC (SEC File No. 33-82870-A).

(7)	Incorporated herein by reference from the Company’s Form 10-KSB/A, filed with the SEC on May 21, 2001.

(8)	Incorporated herein by reference from the Company’s Form 10-KSB, filed with the SEC on March 27, 2002.

(9)	Incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on July 13, 2001.

(10)	Incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on August 8, 2002.

(11)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on August 30, 2002.

(12)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on November 12, 2003. .

(13)	Incorporated herein by reference to the Company’s Registration Statement on Form S-3, filed with the SEC on April 16, 2004.

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

DIGITAL RECORDERS, INC.

Signature:	/S/ DAVID L. TURNEY

By:	David L. Turney
Title:	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)
Date:	April 19, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:	/S/ DAVID L. TURNEY

By:	David L. Turney
Title:	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)
Date:	April 19, 2004

Signature:	/S/ LAWRENCE A. TAYLOR

By:	Lawrence A. Taylor
Title:	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)
Date:	April 19, 2004

Signature:	/S/ RUSSELL C. CLEVELAND

By:	Russell C. Cleveland
Title:	Director
Date:	April 19, 2004

Signature:	/S/ JOHN D. HIGGINS

By:	John D. Higgins
Title:	Director
Date:	April 19, 2004

Signature:	/S/ C. JAMES MEESE JR.

By:	C. James Meese Jr.
Title:	Director
Date:	April 19, 2004

Signature:	/S/ J. PHILLIPS L. JOHNSTON

By:	J. Phillips L. Johnston, J.D.
Title:	Director
Date:	April 19, 2004

Signature:	/S/ STEPHANIE L. PINSON

By:	Stephanie L. Pinson
Title:	Director
Date:	April 19, 2004

Signature:	/S/ JOHN K. PIROTTE

By:	John K. Pirotte
Title:	Director
Date:	April 19, 2004

Signature:	/S/ JULIANN TENNEY

By:	Juliann Tenney, J.D.
Title:	Director
Date:	April 19, 2004

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