Form 10-Q
period 2004-03-31
DIGITAL RECORDERS INC
filed 2004-05-06
CIK 853695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes (  ) No (x)

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of April 30, 2004:

Common Stock, par value $.10 per share	7,639,707

(Class of Common Stock)	Number of Shares

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item I. FINANCIAL STATEMENTS

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Unaudited)	(Note)
ASSETS
Current Assets
Cash and cash equivalents	$191,727	$970,222
Trade accounts receivable, less allowance for doubtful accounts of $115,317 at March 31, 2004 and $115,042 at December 31, 2003	9,579,344	6,974,914
Other receivables	407,161	379,369
Inventories (Note 5)	10,239,477	9,797,610
Prepaids and other current assets	466,544	555,068

Total current assets	20,884,253	18,677,183

Property and equipment, less accumulated depreciation of $2,454,742 at March 31, 2004 and $2,351,651 at December 31, 2003 (Note 6)	2,490,417	2,434,589
Goodwill, less accumulated amortization of $1,129,098 at March 31, 2004 and $1,144,248 at December 31, 2003 (Note 4)	10,184,672	10,666,113
Intangible assets, less accumulated amortization of $616,718 at March 31, 2004 and $598,484 at December 31, 2003 (Note 4)	1,424,832	1,527,292
Deferred tax assets	765,184	840,585
Other assets	459,705	406,134

TOTAL ASSETS	$36,209,063	$34,551,896

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Lines of credit (Notes 3 and 7)	$7,206,563	$5,983,051
Current maturities of long-term debt (Notes 3 and 7)	1,541,348	1,249,110
Accounts payable	7,291,380	6,456,870
Accrued expenses	2,177,664	2,334,050
Deferred tax liabilities	184,651	193,918
Preferred stock dividends payable	111,531	117,983

Total current liabilities	18,513,137	16,334,982

Long-term debt and other obligations, less current maturities (Notes 2, 3 and 7)	6,284,783	6,647,052

Minority interest in consolidated subsidiary	374,411	338,199

Commitments and contingencies (Notes 7 and 13)
Shareholders’ Equity
Series E Redeemable, Nonvoting, Convertible Preferred Stock, $.10 par value, Liquidation Preference of $5,000 per share; 600 shares authorized; 430 and 363 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively. (Note 3)	1,730,374	1,440,295
Series F Convertible Preferred Stock, $.10 par value, Liquidation Preference of $5,000 per share; 400 shares authorized; 300 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively. (Note 3)	1,500,000	1,500,000
Series AAA Redeemable, Nonvoting Preferred Stock, $.10 par value, Liquidation Preference of $5,000 per share; 20,000 shares authorized; 354 shares issued and outstanding at March 31, 2004 and December 31, 2003; redeemable at the discretion of the Company. (Note 3)	1,770,000	1,770,000
Common stock, $.10 par value, 25,000,000 shares authorized; 3,944,475 issued and outstanding at March 31, 2004 and December 31, 2003. (Note 3)	394,447	394,447
Additional paid-in capital	13,097,151	13,259,542
Accumulated other comprehensive income — foreign currency translation	1,782,836	2,271,823
Accumulated deficit	(9,238,076)	(9,404,444)

Total shareholders’ equity	11,036,732	11,231,663

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$36,209,063	$34,551,896

See accompanying notes to unaudited consolidated financial statements.

Note: The consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

	Three Months Ended March 31,
	2004	2003
Net sales	$12,135,706	$10,917,194
Cost of sales	7,052,114	6,573,203

Gross profit	5,083,592	4,343,991

Operating expenses:
Selling, general and administrative	3,755,187	3,562,696
Research and development	733,499	649,997

Total operating expenses	4,488,686	4,212,693

Operating income	594,906	131,298

Other income	32,285	19,483
Foreign currency translation gain (loss)	(114,646)	28,659
Interest expense, net	(233,032)	(309,823)

Total other expense and interest expense	(315,393)	(261,681)

Income (loss) before income taxes	279,513	(130,383)
Income tax benefit (expense)	(76,923)	601

Income (loss) before minority interest in income of consolidated subsidiary	202,590	(129,782)
Minority interest in income of consolidated subsidiary	(36,212)	(37,434)

Net income (loss)	166,378	(167,216)
Preferred stock dividends	(80,781)	(44,250)

Net income (loss) applicable to common shareholders	$85,597	$(211,466)

Earnings per share:
Net income (loss) per share applicable to common shareholders:
Basic	$0.02	$(0.06)

Diluted	$0.02	$(0.06)

Weighted average number of common shares and common equivalent shares outstanding:
Basic	3,944,475	3,804,475

Diluted	4,110,127	3,804,475

See accompanying notes to unaudited consolidated financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$166,378	$(167,216)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes, net	73,229	—
Depreciation of property and equipment	157,299	134,335
Amortization of intangible assets	40,633	34,792
Other, primarily effect of foreign currency (gain) loss	77,000	(52,574)
Minority interest	36,212	37,434
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	(2,699,617)	916,867
Increase in other receivables	(42,286)	(275,563)
(Increase) decrease in inventories	(557,304)	130,188
(Increase) decrease in prepaids and other current assets	83,356	(77,494)
Increase (decrease) in accounts payable	913,096	(179,074)
Decrease in accounts payable, related party	—	356,628
Decrease in accrued expenses	(105,225)	(149,137)

Net cash provided by (used in) operating activities	(1,857,229)	709,186

Cash flows from investing activities:
Purchases of property and equipment	(285,537)	(176,317)
Purchases of other assets	(67,233)	(85,501)

Net cash used in investing activities	(352,770)	(261,818)

Cash flows from financing activities:
Proceeds from bank borrowings and lines of credit	12,776,045	12,101,686
Principal payments on bank borrowings and lines of credit	(11,458,674)	(12,866,728)
Proceeds from issuance of Series E preferred stock, net of issuance cost	290,079	—
Payment of dividends on preferred stock	(44,250)	(44,250)

Net cash provided by (used in) financing activities	1,563,200	(809,292)

Effect of exchange rate changes on cash and cash equivalents	(131,694)	(5,934)

Net decrease in cash and cash equivalents	(778,493)	(367,858)
Cash and cash equivalents at beginning of period	970,222	504,758

Cash and cash equivalents at end of period	$191,729	$136,900

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$223,448	$262,774

Cash paid during the period for income taxes	$—	$41,681

See accompanying notes to unaudited consolidated financial statements.

DIGITAL RECORDERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	BASIS OF PRESENTATION AND DISCLOSURE

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

The accompanying consolidated financial statements and related notes should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full calendar year.

(2)	MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company initiated plans and strategies in 2002 and 2003 to improve the operating results and to reduce the pressure on liquidity. The primary elements of the Company’s strategies, objectives, plans and actions are, including updates for the results for the three months ended March 31, 2004 and subsequent events through the date of this Form 10-Q:

1.	Restructure Debt. The Company has raised significant amounts of cash through secured and subordinated debt financing and has good relationships with debt holders, quasi-debt holders and vendors to mitigate liquidity pressures.

On November 6, 2003, the Company replaced its asset-based lending agreement formerly with Guaranty Business Credit Corporation with a three year agreement (the “Credit Agreement”) with LaSalle Business Credit LLC. The Credit Agreement provides up to $10.0 million in borrowing to be used for acquisitions, working capital and general corporate purposes. The borrowing is inclusive of $2.0 million for Letters of Credit and $0.5 million for term loans. The interest rate on loans under this agreement is the published prime lending rate (4.00 percent at December 31, 2003) plus 1.75 percent. There is a fee equal to 2.5 percent on the aggregate undrawn face amount of all Letters of Credit outstanding.

The Company presently does not anticipate the need to secure additional debt financing, negotiate debt restructurings or negotiate conversion of trade payables to equity to mitigate liquidity pressures in 2004. This belief of the Company is based on the first quarter results for 2004, forecasts for the remainder of the year, and other management plans that were implemented in 2003 or which are being implemented in 2004. However, the Company will pursue all appropriate measures to address liquidity should cash flow prove unsatisfactory in 2004.

On April 23, 2004, the holders of convertible debentures with a carrying value of $3,997,000 were converted into common stock shares of 2,075,000. As a result of this conversion, the Company will record a charge of $153,000 to write-off the unamortized debt discount and $4,150,000 will be recorded as equity on the balance sheet. This will result in a reduction of the annual cash interest expense by approximately $332,000. See Note 3.

The Company believes it has relationships with both debt holders and suppliers to enable the Company to manage the timing of planned cash disbursements to the positive generation of cash during 2004.

2.	Reduce Operating Costs and Improve Efficiency. In the normal course of business, the Company has aggressively sought opportunities to reduce the cost structure and increase overall efficiency and responsiveness to its customers. In 2003, the Company initiated “tracked and monitored” profit improvement initiatives designed to further leverage the economy of scale that was developing in its operations. The Company intends to continue developing its manufacturing and assembly infrastructure and organization to meet expected production requirements. The Company will continue manufacturing in-house certain key components of its products such as cable harnesses and assemblies, electronic destination sign systems, digital audio filter equipment and sub-system electronics. The Company believes this will enable it to: (1) produce highly reliable, quality products; (2) protect the proprietary nature of our technology and processes; (3) properly control our manufacturing and assembly processes and operations; and (4) achieve significant cost reductions. The cost reductions encompass all major elements of cost and operating expenses.

The Company believes that in 2004 the strategies above will generate year-over-year improvement.

3.	Increase Ownership Equity. On April 24, 2004, the Company sold 625,000 shares of common stock to investors for $8.00 per share. The proceeds to the Company, net of issuance expenses, were $4,575,000. The Company has also granted the investors warrants to acquire 125,000 shares of common stock at an exercise price of $8.80 per share, exercisable for a period of five years. Additionally, the Company granted the investors’ placement agent warrants to acquire 65,000 shares of common stock at an exercise price of $10.25, exercisable for a period of five years. These warrants are restricted from conversion to common stock for a period of six months from the date of placement above. In connection with the above transaction, the Company executed Registration Rights agreements for both the common shares and warrants.

Between April 22, 2004 and April 30, 2004, warrant holders exercised their rights to acquire common stock. The warrants were issued in conjunction with investment banking activities in prior years. The Company received total cash in the amount of $605,500 for issuing 170,000 shares under the warrant agreements.

Between April 22, 2004 and April 30, 2004, the holders of Series AAA preferred stock converted 104 shares with a carrying value of $520,000 to 65,000 common shares. As result of this conversion, the Company will reclassify $520,000 from Series AAA preferred stock to common stock as of the dates of the conversion, the result of which is a reduction of the annual dividends expense by $52,000.

On April 23, 2004, the holders of convertible debentures with a carrying value of $3,997,000 were converted into common stock shares of 2,075,000. As a result of this conversion, the Company will record a charge of $153,000 to write-off the unamortized debt discount and $4,150,000 will be recorded as equity on the balance sheet. This will result in a reduction of the annual cash interest expense by approximately $332,000.

On April 27, 2004, the holder of the Series F convertible preferred stock with a carrying value of $1,500,000 converted 304 preferred shares to 760,232 shares of common stock. This conversion represents 100% of the total conversion number of shares available. As a result of this conversion, $1.5 million of Series F convertible preferred stock will be reclassified as common stock as of the date of conversion.

During the three months ended March 31, 2004, the Company issued in private placements an additional 67 shares of Series E Convertible Preferred stock. The net proceeds to the Company of such transactions were approximately $290,079.

The Board of Directors has authorized the Company to raise the limit on Series E issuance from 500 to 600 shares. As of March 31, 2004, the present placements total 430 shares leaving available up to 170 shares for future placement. The Series E placements to date in 2004 are evidence that the Company is capable of securing additional equity financing when necessary. Company management considers the Series E and Series F placements to be closed subject to ratification by the Company’s Board of Directors. Notwithstanding this plan, the Company believes the balance sheet equity raised through Series E, Series F and common stock placements to date is sufficient for the balance of 2004 when aggregated with other Company plans and strategies to alleviate liquidity pressures.

The Company anticipates that additional equity financing may be sought in the latter part of 2004 in conjunction with potential acquisitions or launch of new business initiatives. In this regard, the Company is presently evaluating alternative measures and action plans, and soliciting proposals to secure additional equity from investment banks.

4.	Maintain Our Focus on Technical Excellence and Innovation. The Company is continuing to maintain its leadership in the transportation and law enforcement and surveillance markets served. In order to expand and protect its technology, the Company will continue to seek patent protection for its products and or licenses of key technology owned by others. The Company has introduced improved and new technologies in 2003 including the DR600 vehicle logic unit (“VLU”) that is the integration communication platform for transit vehicle systems including fare collection, automatic passenger counting, automatic vehicle announcement systems, engine monitoring, vehicle location and monitoring (for fleet management and security purposes) and other applications. The Company has introduced full color electronic destination sign systems and with its global presence is leveraging on purchasing power to realize decreased cost of materials. Our subsidiary, Digital Audio, continues to develop new products for the law enforcement and surveillance markets taking advantage of the initiatives in U.S Homeland Security. The Company considers any increase in government funding related to national security, intelligence, and law enforcement initiatives as having the potential to influence positively the opportunity to sell our audio processing solutions. Additionally, as a result of increased attention to the potential for terrorist’s threats to transit vehicles and infrastructure, the Company has the potential to leverage on the vehicle locating and monitoring aspect of its Transportation Segment; an essential element of security is knowing, on a real time basis, the precise location of critical assets.

5.	Pursue Strategic Partnerships, Alliances and Acquisitions. In September 2003, the Company and GE Transportation Systems Global Signaling, LLC (“GETSGS”) through General Electric’s (“GE”) Advanced Communications division based in Hingham, Mass signed a three-year Teaming Agreement. Through this agreement, the Company and GETSGS will work together to deliver advanced technology systems integration projects. The Digital Recorders division will focus on vehicle location and passenger information processing and delivery systems while GETSGS will focus on communications technology, project management, and system integration. Through this agreement with GE, an organization that is uniquely capable of integrating our products with much larger systems in ways that exceed our independent technological and financial capabilities, the Company believes it will significantly extend our transit market reach. The Company further believes the GPS-based vehicle location products, including the security aspect of such as noted above, may represent one of the Company’s more significant internal growth opportunities in fiscal year 2004.

6.	Increase working capital through better asset management. The Company has recognized that the working capital assets of trade accounts receivable and inventories represent significant opportunities if properly and aggressively managed. Customer account balances are continually monitored and evaluated by reviewing payment history and patterns of heavy shipments that could limit credit line borrowings with the asset based lender. The Company believes the decrease in the average days sales outstanding will help mitigate period to period liquidity tightness. As the inventories increased in recent years due to requirement of the markets served and improvements in technology, the Company has developed initiatives to promote retro-fit sales programs and incentives to use existing versions of technology in inventory.

The Company has historically met cash needs from the proceeds of debt and sale of preferred equity in private placements. Management continues to assess its product lines in light of technology trends and economic conditions, to enhance existing product lines or create new distribution channels.

The Company believes the cash and cash equivalents at March 31, 2004, together with the operating loan and equity proceeds, will be sufficient to fund operations for the remainder of 2004, assuming continued improvement in the Company’s overall cost structure resulting from continued cost reduction activities, ongoing efforts aimed at controlling costs and improvements in asset management of trade accounts receivable and inventories.

(3)	PRO FORMA BALANCE SHEET AND SUPPLEMENTAL DATA

The following pro forma balance sheet as of March 31, 2004 and supplemental data consider certain transactions occurring after the balance sheet date and on or prior to April 30, 2004, that will have a significant effect on the information included in the Company’s balance sheets for future periods. These transactions involved the issuance by the Company of shares of its common stock, par value $.10 per share (“Common Stock”), and included a private placement of Common Stock to institutional investors and the conversion and exercise of previously issued debt securities, preferred stock and warrants. The pro forma balance sheet and supplemental data give effect to these transactions as if they had occurred on March 31, 2004.

Supplemental information is also provided showing the effect of these transactions, on the same pro forma basis, on the Company’s outstanding balances under its lines of credit and the components of the Company’s long-term debt and the shares of Common Stock outstanding assuming all cash proceeds were used to pay down line of credit borrowings.

Proforma Adjustments The following adjustments present the description and related amounts associated with the transactions completed between April 1, 2004 and date of the filing of Form 10-Q:

a.	On April 24, 2004, the Company sold 625,000 shares of common stock to investors for $8.00 per share. The proceeds to the Company, net of issuance expenses, were $4,575,000. The Company has also granted the investors warrants to acquire 125,000 shares of common stock at an exercise price of $8.80 per share, exercisable for a period of five years. Additionally, the Company granted the investors’ placement agent warrants to acquire 65,000 shares of common stock at an exercise price of $10.25, exercisable for a period of five years. These warrants are restricted from conversion to common stock for a period of six months from the date of placement above. In connection with the above transaction, the Company executed Registration Rights agreements for both the common shares and warrants.

b.	Between April 22, 2004 and April 30, 2004, warrant holders exercised their rights to acquire common stock. The warrants were issued in conjunction with investment banking activities in prior years. The Company received total cash in the amount of $605,500 for issuing 170,000 shares under the warrant agreements.

c.	Between April 22, 2004 and April 30, 2004, the holders of Series AAA preferred stock converted 104 shares with a carrying value of $520,000 to 65,000 common shares. As a result of this conversion, the Company will reclassify $520,000 from Series AAA preferred stock to common stock as of the dates of the conversion, the result of which is a reduction the annual dividends expense by $52,000.

d.	On April 23, 2004, the holders of convertible debentures with a carrying value of $3,997,000 were converted into common stock shares of 2,075,000. As a result of this conversion, the Company will record a charge of $153,000 to write-off the unamortized debt discount and $4,150,000 will be recorded as equity on the balance sheet. This will result in a reduction of the annual cash interest expense by approximately $332,000. See Note 3.

e.	On April 27, 2004, the holder of the Series F convertible preferred stock with a carrying value of $1,500,000 converted 304 preferred shares to 760,232 shares of common stock. This conversion represents 100% of the total conversion number of shares available. As a result of this conversion, $1.5 million of Series F convertible preferred stock will be reclassified as common stock as of the date of conversion.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET

			March 31,
	March 31, 2004	Pro forma	2004 (Pro
	(Historical)	Adjustments	forma)
ASSETS
Current Assets
Cash and cash equivalents	$191,727	$—	$191,727
Trade accounts receivable	9,579,344	—	9,579,344
Other receivables	407,161	—	407,161
Inventories	10,239,477	—	10,239,477
Prepaids and other current assets	466,544	—	466,544

Total current assets	20,884,253	—	20,884,253

Property and equipment	2,490,417	—	2,490,417
Goodwill	10,184,672	—	10,184,672
Intangible assets	1,424,832	—	1,424,832
Deferred tax assets	765,184	—	765,184
Other assets	459,705	—	459,705

TOTAL ASSETS	$36,209,063	$—	$36,209,063

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Lines of credit (see Lines of Credit and notes a. and b. above)	$7,206,563	$(5,180,500)	$2,026,063
Current maturities of long-term debt (see Long-term Debt below)	1,541,348	(259,448)	1,281,900
Accounts payable	7,291,380	—	7,291,380
Accrued expenses	2,177,664	—	2,177,664
Deferred tax liabilities	184,651	—	184,651
Preferred stock dividends payable	111,531	—	111,531

Total current liabilities	18,513,137	(5,439,948)	13,073,189

Long-term debt and other obligations, less current maturities (see Long-term debt below and notes a. and b. above)	6,284,783	(3,737,552)	2,547,231

Minority interest in consolidated subsidiary	374,411	—	374,411

Commitments and contingencies	—	—	—
Shareholders’ Equity
Series E Redeemable, Nonvoting, Convertible Preferred Stock, $.10 par value, Liquidation Preference of $5,000 per share	1,730,374	—	1,730,374
Series F Convertible Preferred Stock, $.10 par value, Liquidation Preference of $5,000 per share (see note e. above)	1,500,000	(1,500,000)	—
Series AAA Redeemable, Nonvoting Preferred Stock, $.10 par value, Liquidation Preference of $5,000 per share (see note c. above)	1,770,000	(520,000)	1,250,000
Common stock, $.10 par value	394,447	369,523	763,970
Additional paid-in capital	13,097,151	10,827,977	23,925,128
Accumulated other comprehensive income — foreign currency translation	1,782,836	—	1,782,836
Accumulated deficit	(9,238,076)		(9,238,076)

Total shareholders’ equity	11,036,732	9,177,500	20,214,232

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$36,209,063	$—	$36,209,063

Pro Forma Common Stock

The shares of Commons Stock outstanding at March 31, 2004 would consist of the following:

	March 31,		March 31,
	2004	Pro forma	2004
	(Historical)	adjustments	(Pro forma)
Common stock, $.10 par value	3,944,475		3,944,475
Common stock sold on April 26, 2004 (see note a. above)		625,000	625,000
Common stock issued upon exercise of warrants (see note b. above)		170,000	170,000
Common stock issued upon conversion of Series AAA preferred stock (see note c. above)		65,000	65,000
Common stock issued upon conversion of sub-debt (see note d. above)		2,075,000	2,075,000
Common stock issued upon conversion of Series F convertible preferred stock (see note e. above)		760,232	760,232

Total Shares of Common Stock	3,944,475	3,695,232	7,639,707

Pro Forma Lines of Credit

Lines of credit at March 31, 2004 would consist of the following:

	March 31,		March 31,
	2004	Pro forma	2004
	(Historical)	adjustments	(Pro forma)
Credit line with LaSalle Business Credit, dated November 6, 2003, payable in full November 15, 2006, secured by accounts receivable, inventory and all assets of the U.S. based domestic entities of the Company	$5,465,428	$(5,180,500)*	$284,928
Line of credit with Swedish bank dated December 31, 2003, secured by assets of the Swedish subsidiary, Mobitec AB, and a cash deposit, with average interest of 4.1%	1,235,968	—	1,235,968
Line of credit with Swedish bank dated December 31, 2003 secured by accounts receivable of the Swedish subsidiary, Mobitec AB, with average interest at 5.29%	505,167	—	505,167

Total lines of credit	$7,206,563	$(5,180,500)	$2,026,063

* All cash proceeds from equity transactions applied to outstanding credit line debt (see items a., b., and c. above)

Pro Forma Long-term Debt

Long-term debt at March 31, 2004 would consist of the following:

	March 31,		March 31,
	2004	Proforma	2004
	(Historical)	Adjustments	(Proforma)
Unsecured note to a stockholder, dated June 28, 2001, payable in full June 30, 2005, with interest at 9%, increasing to 10% in July 2004.	$1,765,235	$—	$1,765,235
Unsecured obligation to a stockholder dated June 28, 2001, payable in 12 quarterly installments, with zero interest.	225,000	—	225,000
Note payable to a Swedish bank, dated June 28, 2001, payable in 20 quarterly installments of $144,650 including interest at 5.35%. Note collateralized by stock of Swedish holding company and consolidated subsidiary.	1,588,896	—	1,588,896
Convertible debentures dated June 22, 2001, payable in full June 22, 2008, with interest at 8%, net of unamortized discount arising from warrants. (see note d. above)	2,847,000	(2,847,000)	—
Convertible debentures dated July 31, 2002, payable in full June 27, 2009, with interest at 8%. (see note d. above)	1,150,000	(1,150,000)	—
Convertible debenture dated August 26, 2002, payable in full August 26, 2009, with interest at 8%.	250,000	—	250,000

Total long-term debt	7,826,131	(3,997,000)	3,829,131
Less current maturities	1,541,348	(259,448)	1,281,900

	$6,284,783	$(3,737,552)	$2,547,231

(4)	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has recorded goodwill in connection with its acquisition of Digital Audio Corporation and Mobitec. The carrying values of these reporting units are determined by allocating all applicable assets (including goodwill) and liabilities based upon the unit in which the assets are employed and to which the liabilities relate, considering the methodologies utilized to determine the fair value of the reporting units.

The Company completed its annual goodwill and indefinite life intangible asset impairment evaluations as of December 31, 2003 and 2002, and has concluded that no impairment exists. Therefore, as a result of these impairment evaluations, no impairment charges were recorded during the years ended December 31, 2003 and 2002.

No significant changes in the carrying amount of goodwill for each of the Company’s operating segments or in the composition of the Company’s acquired intangible assets and the associated accumulated amortization have occurred since December 31, 2003.

(5)	INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
	2004	2003
Raw materials and system components	$7,363,120	$7,477,081
Work in process	211,560	233,436
Finished goods	2,664,797	2,087,093

	$10,239,477	$9,797,610

(6)	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31,	December 31,
	2004	2003
Leashold improvements	$96,785	$87,561
Computer and telecommunications equipment	3,014,495	2,847,287
Test equipment	223,142	224,022
Furniture and fixtures	1,610,737	1,627,370

	4,945,159	4,786,240
Less accumulated depreciation and amortization	2,454,742	2,351,651

	$2,490,417	$2,434,589

(7)	LINES OF CREDIT AND LONG-TERM DEBT

a) Lines of Credit

On November 6, 2003, the Company replaced its asset-based lending agreement formerly with Guaranty Business Credit Corporation (“GBCC”) with a three-year agreement (the “Credit Agreement”) with LaSalle Business Credit LLC (“LBC”). Borrowings under the Credit Agreement are classified as current liabilities in accordance with EITF 95-22 Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. However, it is management’s intention to manage the bank credit facility as long-term debt with a final maturity date in 2006, as provided for in the Credit Agreement.

At March 31, 2004, the Credit Agreement provided up to $10.0 million in borrowing to be used for acquisitions, working capital and general corporate purposes. The borrowing is inclusive of $2.0 million for Letters of Credit and $0.5 million for term loans. The original interest rate on loans under the Credit Agreement is the published prime lending rate (4.00 percent at March 31, 2004) plus 1 percent. There is a fee equal to 2.5 percent on the aggregate undrawn face amount of all Letters of Credit outstanding.

The Credit Agreement, which has been amended on April 14, 2004 as discussed below, includes customary covenants and conditions relating to the conduct and operation of the Company’s business. Specifically, the Credit Agreement subjects the Company to an escalating fixed charge coverage ratio from 1.0 to 1.5 and an escalating tangible net worth value (as defined) from $2.5 million to $3.9 million over the term of the agreement calculated on a quarterly and rolling 12-month basis; limits annual capital expenditures to $1.5 million and limits credit by providing for a reserve of $500,000 until certain financial covenants have been met. At March 31, 2004, available collateral based on the value of eligible trade accounts receivable and inventories was $6,630,927, which, given the outstanding debt balance under the Credit Agreement of $5,465,428, would have resulted in additional borrowing availability of $1,165,499. However, the required reserve reduced additional borrowing availability by $500,000 to $665,499. The outstanding debt under the Credit Agreement is secured by substantially all U.S.-based assets of the Company.

On April 14, 2004, the Company and LBC agreed amendments to the escalating tangible net worth, escalating fixed charge coverage ratio loan covenants and other terms. The amendments to take into account the Company’s results of operations for the three months ended December 31, 2003 that affected the initial covenant computations. These covenants were revised after considering the results of operations for the three months ended December 31, 2003 and the Company’s projected operating plan for the year ending December 31, 2004.

The escalating tangible net worth covenant’s “Minimum Tangible Net Worth” has been reduced by $1.0 million and reset to $1.5 million from $2.5 million for the period of December 31, 2003 through December 30, 2004 and increases $600,000 per year thereafter for the remaining life of the loan. The time periods required to maintain the escalating fixed charged coverage ratio have also been reduced to exclude the three months ended December 31, 2003; and are now 1.00:1.00 for the three and six months ended March 31, 2004 and June 30, 2004; and 1.15:1.00 for the nine and twelve months ended September 30, 2004 and December 31, 2004. Additionally, the interest rate on borrowings increased from prime plus 1.00 to prime plus 1.75 effective April 14, 2004 and forward. Also, the reserve on borrowings was increased to $600,000 from $500,000 until receipt of the certified 2004 financial statements reflecting an EBITDA to fixed charge coverage ratio of at least 1.15:1.00, resulting in an as amended borrowing availability of $565,499 as of March 31, 2004. At March 31, 2004, the Company was in compliance with its financial covenants within the Credit Agreement, as amended.

Mobitec AB, the Company’s wholly-owned Swedish subsidiary, has an agreement with its bank in Sweden from which it may currently borrow up to a maximum of 10,000,000 krona (SEK) or $1,315,000 (based on the March 31, 2004 conversion rate). At March 31, 2004, 9,398,996 krona (SEK), or $1,235,968 was outstanding, resulting in additional borrowing availability of 601,004 krona (SEK), or $79,032. The maximum borrowing in the amount of 10,000,000 krona (SEK) is secured by cash on deposit with the bank in the amount of 2,200,000 krona (SEK), or $289,300. The terms of this agreement require payment of an unused credit line fee equal to 0.5 percent of the unused portion and average interest of 4.1 percent of the outstanding balance. This agreement is secured by substantially all assets of Mobitec AB. The agreement has an expiration date of December 31, 2004. On or before expiration, the Company expects to renew this agreement with an agreement substantially similar in terms and conditions.

Mobitec AB also has an agreement with the same bank from which it may borrow up to 6,000,000 krona (SEK), or $789,000 (based on the March 31, 2004 conversion rate). Based upon the availability formula under this agreement, 3,841,574 krona (SEK), or $505,167 was available at March 31, 2003, resulting in additional borrowing availability of 2,158,426 krona (SEK), or $283,833. The line of credit bears average interest of 5.29 percent and is collateralized by accounts receivable of Mobitec AB. The agreement has an expiration date of December 31, 2004. On or before expiration, the Company expects to renew this agreement with an agreement substantially similar in terms and conditions.

Lines of credit at March 31, 2004 and December 31, 2003 consist of the following:

	March 31,	December 31,
	2004	2003
Credit line with LaSalle Business Credit, dated November 6, 2003, payable in full November 15, 2006, secured by accounts receivable, inventory and all assets of the U.S. based domestic entities of the Company.	$5,465,428	$4,222,336
Line of credit with Swedish bank dated December 31, 2003, secured by assets of the Swedish subsidiary, Mobitec AB, and a cash deposit, with average interest of 4.1%.	1,235,968	1,356,435
Line of credit with Swedish bank dated December 31, 2003 secured by accounts receivable of the Swedish subsidiary, Mobitec AB, with average interest at 5.29%.	505,167	404,280

Total lines of credit	$7,206,563	$5,983,051

b) Long-Term Debt

Long-term debt consists of the following notes and obligations, the proceeds of which were used to finance the Mobitec acquisition and for working capital requirements.

An unsecured note in the amount of $1,765,235 and obligation in the amount of $225,000 are due a shareholder. The note, as amended, requires three incrementally increasing quarterly payments beginning July 1, 2004 in the amounts of $50,000, $75,000, and $100,000 with the remaining balance in the amount of $1,540,235 due June 30, 2005. The unsecured note has an annual interest rate of 9 percent paid annually, increasing to 10 percent beginning July 1, 2004. The obligation balance of $225,000 at March 31, 2004 and December 31, 2003 is non-interest bearing and is due in full June 30, 2004.

A term loan from a Swedish bank dated June 28, 2001 having a balance of 12,100,000 krona (SEK), or $1,591,150 (based on the March 31, 2004 conversion rate), is payable in 10 remaining quarterly payments of 1,100,000 krona (SEK), or $144,650 (based on the March 31, 2004 conversion rate), at an annual interest rate of 5.35 percent and is secured by stock of the Company’s Swedish holding subsidiary, DRI-Europa AB, and its consolidated subsidiary, Mobitec AB.

See Notes 3 and 12. “Pro forma Balance Sheet” and “Subsequent Events”. Four convertible subordinated debentures in the aggregate amounts of $3,000,000 dated June 22, 2001 and $1,150,000 dated July 31, 2002, collectively the “Renaissance Notes,” are payable to two investment funds managed by Renaissance Capital Group, Inc. The president of Renaissance Capital Group, Inc. is a member of the Company’s Board of Directors. Two Renaissance Notes having an aggregate principal amount of $3,000,000 are payable in full on June 22, 2008, if not sooner redeemed or converted, with annual interest at 8 percent paid monthly. They also provide for monthly principal redemption installments commencing June 27, 2004, each of such installments to be in the dollar amount of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount. Two Renaissance Notes having an aggregate principal amount of $1,150,000 are payable in full on July 31, 2009, if not sooner redeemed or converted, with annual interest at 8 percent paid monthly. They also provide for monthly principal redemption installments commencing July 31, 2005, each of such installments to be in the dollar amount of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount. The loan agreement under which the Renaissance Notes were issued subjects the Company to a 1:1 Earnings Before Interest, Depreciation and Amortization to interest coverage ratio to be calculated quarterly on a rolling four quarter basis and a 1.3:1 current ratio to be calculated at each quarter end. At March 31, 2004, the Company was not in compliance with the financial covenants within the agreement; however, a waiver for violation of these covenants was not sought from the holder as all four Renaissance Notes were converted into shares of common stock on April 23, 2004.

A convertible subordinated debenture in the amount of $250,000 dated August 26, 2002, is payable to a shareholder and member of the Board of Directors, and is due in full August 26, 2009, if not sooner redeemed or converted, with annual interest at 8 percent paid monthly. It also provides for monthly principal redemption installments commencing August 26, 2005, each of such installments to be in the dollar amount of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount. The loan agreement under which the convertible debenture was issued subjects the Company to a 1:1 Earnings Before Interest, Depreciation and Amortization to interest coverage ratio to be calculated quarterly on a rolling four quarter basis and a 1.3:1 current ratio to be calculated at each quarter end. At March 31, 2004, the Company was not in compliance with the financial covenants within the agreement, but received a waiver for violation of these covenants from the holder.

Long-term debt at March 31, 2004 and December 31, 2003 consists of the following:

	March 31,	December 31,
	2004	2003
Unsecured note to a stockholder, dated June 28, 2001, payable in full June 30, 2005, with interest at 9%, increasing to 10% in July 2004.	$1,765,235	$1,765,235
Unsecured obligation to a shareholder dated June 28, 2001, payable in 12 quarterly installments, with zero interest.	225,000	225,000
Note payable to a Swedish bank, dated June 28, 2001, payable in 20 quarterly installments of $144,650 including interest at 5.35%. Note collateralized by stock of Swedish holding company and consolidated subsidiary.	1,588,896	1,667,927
Convertible debentures dated June 22, 2001, payable in full June 22, 2008, with interest at 8%, net of unamortized discount arising from warrants.	2,847,000 *	2,838,000 *
Convertible debentures dated July 31, 2002, payable in full June 27, 2009, with interest at 8%.	1,150,000	1,150,000
Convertible debenture dated August 26, 2002, payable in full August 26, 2009, with interest at 8%.	250,000	250,000

Total long-term debt	7,826,131	7,896,162
Less current maturities	1,541,348	1,249,110

	$6,284,783	$6,647,052

* Net of unamortized debt discount of $153,000 at March 31, 2004 and $162,000 at December 31, 2003.

See Note 3, “Pro Forma Balance Sheet” which reflects, on a pro forma basis, the impact of the conversion on the Company’s debt.

Net interest expense was $233,032 and $309,823 for the three months ended March 31, 2004 and 2003, respectively.

(8)	PER SHARE AMOUNTS

The basic net income (loss) per common share has been computed based upon the weighted average of shares of common stock outstanding. Diluted net income (loss) per common share has been computed based upon the weighted average of shares of common stock outstanding and shares that would have been outstanding assuming the issuance of common stock for all dilutive potential common stock outstanding. The Company’s convertible preferred stock and debt and outstanding stock options and warrants represent the only dilutive potential common stock outstanding. The amount of income (loss) used in the calculation of basic and diluted earnings per share was the same for the period ending March 31, 2004. Diluted net income (loss) per common share is fractionally less than basic net income (loss) per common share for the three months ended March 31, 2004 as common equivalent shares from stock options, stock warrants and convertible debentures had a dilutive effect. The amount of income (loss) used in the calculation of basic and diluted earnings per share was the same for the period ending March 31, 2003. Diluted net income (loss) per common share was equal to the basic net income (loss) per common share for the three months ended March 31, 2003 as common equivalent shares from stock options, stock warrants and convertible debentures would not have a dilutive effect. As of March 31, 2004, there were approximately 165,652 dilutive securities consisting of vested, in-the-money options and warrants outstanding as compared to none for March 31. 2003.

	Three Months Ended March 31,
	2004	2003
Weighted average shares outstanding	3,944,475	3,804,475
Dilutive shares
Options	115,347	—
Warrants	50,305	—

Basic and dilutive shares	4,110,127	3,804,475

(9)	TRANSLATION OF FOREIGN CURRENCY

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

(10)	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three months ended March 31, 2004 and 2003 consists of the following:

	Three Months Ended March 31,
	2004	2003
Net income (loss)	$166,378	$(167,216)
Foreign currency translation adjustment	(488,987)	235,845

Total comprehensive income (loss)	$(322,609)	$68,629

(11)	SEGMENT INFORMATION

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

	Three Months Ended March 31,
	2004	2003
Net sales
Transportation communications	$11,833,701	$10,251,383
Law enforcement and surveillance	302,005	665,811

	$12,135,706	$10,917,194

Operating income (loss)
Transportation communications	$1,726,832	$950,655
Law enforcement and surveillance	1,418	241,621
Parent entities	(1,133,344)	(1,060,978)

	$594,906	$131,298

Depreciation and amortization
Transportation communications	$139,442	$96,019
Law enforcement and surveillance	9,216	27,624
Parent entities	49,274	45,484

	$197,932	$169,127

Capital expenditures
Transportation communications	$237,147	$84,836
Law enforcement and surveillance	7,260	75,184
Parent entities	41,130	16,297

	$285,537	$176,317

Geographic information — net sales
NAFTA	$6,985,843	$6,869,466
Europe	4,355,556	3,514,733
Pacific and other	794,307	532,995

	$12,135,706	$10,917,194

	March 31, 2004	December 31, 2003
Identifiable assets
Transportation communications	$31,854,430	$29,699,102
Law enforcement and surveillance	2,043,396	2,033,961
Parent entities	2,311,327	2,818,833

	$36,209,063	$34,551,896

Long-lived assets
Transportation communications	$12,700,755	$13,309,034
Law enforcement and surveillance	1,229,982	1,231,936
Parent entities	628,889	493,158

	$14,559,626	$15,034,128

(12)	SUBSEQUENT EVENTS

On April 1, 2004, the Company and Dolphin Offshore Partners, L.P. (“Dolphin”) agreed to revise and reform the terms of the Series F Convertible Preferred Stock and a related warrant. The principal terms of the revisions are as follows: (1) the warrant, pursuant to which Dolphin had the right to purchase 319,149 shares of common stock for an exercise price of $3.00 per share, was terminated, in order to comply with certain requirements of Nasdaq listing standards, (2) the price at which the Series F Stock is convertible at any time into shares of common stock was decreased from $2.35 per share to $2.00 per share of common stock, subject to certain adjustments for stock splits or similar events (the “Conversion Price”), (3) prior to conversion, the Series F Stock votes as a single class with holders of common stock, with each share of Series F Stock entitled to a number of votes equal to the liquidation value, which is $5,000 per share, divided by $2.35, (4) the shares of Series F Stock continued to be mandatorily convertible into shares of common stock if the common stock hits certain targeted trading prices or upon the conversion of the Renaissance Notes (Note 7) of the Notes to Unaudited Consolidated Financial Statements), (5) the holder of the Series F Stock is entitled to receive cumulative quarterly dividends, in preference to the holders of common stock, at the rate of 3.0% per annum on the liquidation value of the Series F shares, which dividends are payable in additional shares of Series F Stock having a liquidation value equal to the dividend amount, and (6) the Series F Stock dividend rate will increase to 10% per annum beginning in November 2008 if the common stock does not meet certain market price objectives before then. The Company also granted to Dolphin a right of first refusal to purchase, in connection with future equity offerings by the Company, for a period of five years after the Series F issuance date, a sufficient number of the securities issued in such equity offering to maintain its proportionate ownership interest in the Company, on a diluted basis, and this right has not been modified. The Company also granted to Dolphin certain rights to have the shares of common stock underlying the Series F Stock registered with the SEC.

On April 26, 2004, the Company sold 625,000 shares of Common Stock for total proceeds, net of issuance expenses, of $4,575,000, and granted to the investors warrants to acquire an additional 125,000 shares of Common Stock at an exercise price of $8.80 per share, exercisable for a period of five (5) years. Between April 22, 2004 and April 30, 2004, certain warrant holders exercised their rights to acquire an aggregate of 170,000 shares of Common Stock, resulting in cash to the Company in the amount of $605,500. In addition, between April 22, 2004 and April 30, 2004, holders of certain previously issued subordinated debt and preferred stock of the Company converted those common-equivalent securities into an aggregate of 2,900,232 shares of Common Stock. Such conversions did not result in any cash proceeds to the Company. See Note (3), Pro Forma Balance Sheet.

(13)	LEGAL PROCEEDINGS

The Company, in the normal course of operations, is involved in legal actions incidental to the business. In management’s opinion, the ultimate resolution of these matters will not have a material adverse effect upon the financial position of the Company or future results of operations.

On or about September 17, 2002 the Company received a letter from Clever Devices, Ltd. (“Clever”), a New York corporation with its principal place of business located in Syosset, New York. That letter alleged that the StealthMic product of the Company, as introduced to the market in 1999, would infringe U.S. patent number 6,522,754 (“‘754 Patent”) entitled “Digital Vehicle Microphone System and Method,” which subsequently was issued to Clever by the U.S. Patent Office on February 18, 2003. Upon investigation, and further review by intellectual property counsel of the Company, the Company and its intellectual property counsel were unable to find any basis whatsoever for this allegation of infringement and so informed Clever on several occasions. Nevertheless, Clever proceeded to assert its position without being willing to engage in constructive dialogue to identify the basis for its allegations or to advance understanding of the issues. Therefore, being uncertain as to the intent of Clever, on April 3, 2003 the Company filed an action in the United States District Court for the Northern District of Texas, Dallas Division (“Court”), under the Federal Declaratory Judgment Act, 28 USC 2210 and 2201, and under the Patent Laws of the United States, 35 USC 271. This “declaratory judgment action” sought a finding by the Court to the effect that the Company was not infringing the ‘754 Patent. On May 23, 2003, Clever counter-claimed, seeking injunctive relief and unspecified damages. Subsequently, the Company filed further actions with the Court asking that a hearing on claims construction, referred to as a “Markman” hearing, be held prior to any other actions or discovery in this matter. On August 19, 2003, the Court issued an order so requiring a Markman hearing which was held on February 3, 2004. On March 16, 2004 the Court issued its findings on the Markman hearing. While this recent development is still being evaluated by legal counsel, management believes the ruling virtually supports its contention that there is no valid claims basis for the allegation that the Company infringed the ‘754 Patent. A settlement agreement has been executed between the parties; the terms of which are immaterial to the Company and are, by agreement between the parties to remain confidential. While the Company believes that its position on this matter is correct, there can be no assurance that the case will not proceed to trial in late 2004 and there can be no assurance that the Company would prevail at trial or on subsequent appeal.

The Company, to the best of its ability at all times seeks to avoid infringing, and will not knowingly violate the intellectual property rights of others, The Company believes the allegations of Clever are totally without merit and will proceed to defend its rights to conduct business freely while not infringing upon the legitimate intellectual property rights of Clever.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT ARE IN ITEM 1 OF THIS REPORT.

Business — General

We directly or through contractors, design, manufacture, sell, and service information technology and audio surveillance technology products through two major business segments. These two business segments are: (1) the transportation communications segment; and (2) the law enforcement and surveillance segment. While service is a significant aspect of our marketing strategy, it is not yet a material generator of revenue and was approximately one percent to two percent of net sales.

Our transportation communications segment produces products sold worldwide within the passenger information communication industry and market. This includes information systems for users and operators of transportation systems both on-board and off-board the vehicle. Additionally, our products provide automatic vehicle locating and monitoring capabilities to aid in fleet management, passenger information, and scheduling as well as for enhancement of security of transportation systems and vehicles. We transact our sales with transportation vehicle equipment customers generally in two broad categories. Those categories are firstly end customers, including: (1) municipalities; (2) regional transportation districts; (3) federal, state, and local departments of transportation; (4) transit agencies; (5) public, private, or commercial operators of vehicles; and (6) rental car agencies; and secondly, original equipment manufacturers (“OEMs”) of transportation vehicles. The relative percentage of sales to end customers as compared to OEM customers varies widely and frequently from quarter to quarter and year to year and within products and product lines comprising our mix of total revenue in any given period.

Our law enforcement and surveillance segment serves customers in the U.S. federal, state, and local law enforcement agencies or organizations, as well as their counterparts abroad. We produce a line of digital audio filter systems and tape transcribers used to improve the quality and intelligibility of both live and recorded voices. We market our law enforcement and surveillance products domestically and internationally to law enforcement entities and other customers in, or that support, government organizations.

Sales to our customers are characterized by a lengthy sales cycle that generally extends for a period of two to 24 months. In addition, purchases by a majority of our customers are dependent upon federal, state and local funding that may vary from year to year and quarter to quarter.

We recognize product revenue upon shipment of products to customers and service revenue upon completion of the service. Because our operations are characterized by significant research and development expenses preceding product introduction, net sales and certain related expenses may not be recorded in the same period, thereby producing fluctuations in operating results. Our dependence upon large contracts and orders, as well as upon a small number of relatively large customers or projects, increases the magnitude of fluctuations in operating results particularly on a period- to-period, or period-over-period, comparison basis. For a more complete description of our business, including a description of our products, sales cycle and research and development, see “Item 1. Business,” in our 2003 Annual Report on From 10-K/A (Amendment No. 2).

Critical Accounting Policies

Our significant accounting policies and methods used in the preparation of the Consolidated Financial Statements are discussed in Note 1 of the Notes to Consolidated Financial Statements presented in our 2003 Annual Report on Form 10-K/A (Amendment No. 2). The following is a listing of the Company’s critical accounting policies which have not been changed from the date of filing of the Annual Report:

•	Allowance for doubtful accounts;

•	Inventory valuation;

•	Intangible assets and goodwill;

•	Income taxes, including deferred tax assets; and

•	Revenue recognition

Results of Operations

The following discussion provides an analysis of our results of operations and liquidity and capital resources. This should be read in conjunction with our unaudited consolidated financial statements and related notes thereto contained in Item 1 of this report. The operating results of the three-month periods presented were not significantly affected by inflation.

The following table sets forth the percentage of our revenues represented by certain items included in our Statements of Operations:

	Three Months Ended March 31,
	2004	2003
Net sales	100.0%	100.0%
Cost of sales	58.1	60.2

Gross profit	41.9	39.8

Operating expenses:
Selling, general and administrative	31.0	32.6
Research and development	6.0	6.0

Total operating expenses	37.0	38.6

Operating income	4.9	1.2
Other expense, foreign currency translation and interest	(2.6)	(2.4)

Income (loss) before income tax expense	2.3	(1.2)

Income tax expense	(0.6)	—

Income (loss) before minority interest in income of consolidated subsidiary	1.7	(1.2)
Minority interest in consolidated subsidiary	(0.3)	(0.3)

Net income (loss)	1.4%	(1.5%)

COMPARISON OF OUR RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

Net Sales and Gross Profit

Our net sales for the three months ended March 31, 2004 increased $1,218,512 or 11.2 percent, from $10,917,194 for the three months ended March 31, 2003 to $12,135,706 for the three months ended March 31, 2004. Our gross profit for the three months ended March 31, 2004 increased $739,601, or 17.0 percent, from $4,343,991 for the three months ended March 31, 2003 to $5,083,592 for the three months ended March 31, 2004. Following is a discussion of these changes in net sales and gross profit by segment.

Transportation Communications Segment. For the three months ended March 31, 2004, sales of our transportation communications segment increased $1,582,318, or 15.4 percent, from $10,251,383 for the three months ended March 31, 2003 to $11,833,701 for the three months ended March 31, 2004. The increase resulted from an increase in U.S. domestic sales revenues of $494,760 and an increase in international sales of $1,087,558. The increase in U.S. domestic sales is attributed to the increase in the Digital Recorders division sales revenues for automatic voice announcement systems. The increase in international sales was primarily attributed to the higher sales volume in our German subsidiary for All-LED electronic destination sign systems and more favorable average foreign currency exchange rates in 2004 as compared to 2003. The increase in net sales due to foreign currency fluctuations in 2004 was approximately $950,000 and is not expected, by management, to be that significant in 2004 as compared to the prior year where foreign currency fluctuations were more volatile when the U.S. dollar continued to weaken. The Company has no control over the foreign currency fluctuations and does not require the use of currency hedging tools as the respective foreign companies primarily transact business in its functional currency thereby reducing the impact of foreign currency translation differences. If the U.S. dollar strengthens compared to the foreign currencies converted, it is likely the total foreign sales reported in U.S. dollars could decline. Product prices on sales of products which comprise a majority of our revenue have remained relatively stable in the three months ended March 31, 2004. Our expected sales growth in the transportation communications segment will be dependent upon the expansion of new product offerings and technology, as well as our expansion into new geographic areas. We believe our relatively high market share positions in our current markets preclude significant sales growth from increased market share.

Our transportation communications segment gross profit for the three months ended March 31, 2004 increased $966,231, or 25.1 percent, from $3,855,020 for the three months ended March 31, 2003 to $4,821,251 for the three months ended March 31, 2004. As a percentage of segment sales, our gross profit was 40.7 percent of our net segment sales for the three months ended March 31, 2004 as compared to 37.6 percent for the three months ended March 31, 2003. The net increase of $966,231 was attributed to the international operations which realized a net margin increase of $418,636 and an increase in U.S. domestic gross profit of $547,595. The U.S. gross profit percentage of sales for the three months ended March 31, 2004 was 39.5% as compared to 33.8% for the prior year. The 5.7% increase in average U.S. gross margins is primarily the result of ongoing cost reduction and profit improvement programs initiated in the last half of

2003. The consolidated international operations realized average gross margins in the three months ended March 31, 2004 of 43.4% and 32.4% in 2003. The decrease in gross margins is attributed to product mix and lower costs of materials and services to manufacture and assemble the Company’s products in the European markets. The gross margins are affected by selling prices which are expected to be relatively stable in the near term and direct cost of materials and services to manufacture and assemble the Company’s products. The Company expects to realize gross margin improvements in 2004 reflecting the full effect of 2004 initiatives and through negotiating with suppliers lowered unit component costs, introduced technology improvements decreasing the overall system cost and in-house production of sub-assemblies such as cabling and wire harness assemblies that are less expensive than third party manufactured harness assemblies. We believe improvement in our gross profit percentage is dependent primarily upon overall economic and competitive conditions in the transportation sector, introduction of new technology products, and the continued success of our ongoing profit improvement initiatives.

Law Enforcement and Surveillance Segment. For the three months ended March 31, 2004, sales for our law enforcement and surveillance segment decreased $363,806 or 54.6 percent, from $665,811 for the three months ended March 31, 2003 to $302,005 for the three months ended March 31, 2004. Sales for the three months ended March 31, 2003 were unusually high relative to historical levels, largely due to a single order for approximately $270,000 to the Federal Government and a $50,000 milestone on a foreign-customer-funded research project, both of which shipped in that quarter. The sales of $302,005 for the three months ended March 31, 2004 reflects more traditional business activity levels during this period of the fiscal year.

During the three months ended March 31, 2004, the quoting activity to government agencies has been very strong relative to prior years, with dollar volume of projects on which the Company submitted bids substantially higher than that which occurred during the same periods in both 2002 and 2003. Management believes this increase in quoting will generate new orders in 2004.

The segment gross profit for the three months ended March 31, 2004 decreased $226,630, or 46.3 percent, from $488,971 for the three months ended March 31, 2003 to $262,341 for the three months ended March 31, 2004. As a percentage of segment sales, our gross profit was 86.9 percent of our net segment sales for the three months ended March 31, 2004 as compared to 73.4 percent during the three months ended March 31, 2003. The increase in the average gross margin percentage was primarily attributed to sales of products having a lower content of material costs including lower costs incurred for third party components. The lower sales to the U.S. Federal Government primarily contributed to the decline in gross margin amounts. We believe improvement in our gross profit percentage is dependent upon overall economic and competitive conditions in the law enforcement and surveillance sector, introduction of new technology products, and the continued success of our on-going cost reduction programs.

Selling, General and Administrative, Research and Development Expenses

Our selling, general and administrative expenses for the three months ended March 31, 2004 increased $192,491, or 5.4 percent, from $3,562,696 for the three months ended March 31, 2003 to $3,755,187 for the three months ended March 31, 2004. The majority of this increase was attributed to foreign currency fluctuations of approximately $254,000 which were offset by net favorable decreases in other expenses. As a percentage of our sales, these expenses were 31.0 percent for the three months ended March 31, 2004 and 32.6 percent for the three months ended March 31, 2003. Management believes these expenses will decrease as a percentage of our sales in future periods if our revenue increases substantially and we continue to focus on expense and cost reduction and controls.

Our research and development expenses for the three months ended March 31, 2004 increased $83,502, or 12.8 percent, from $649,997 for the three months ended March 31, 2003 to $733,499 for the three months ended March 31, 2004. This category of expenses includes internal engineering personnel and outside engineering expense for software and hardware development, sustaining product engineering and new product development. As a percentage of net sales, these expenses remained at 6.0 percent for both three month periods ending March 31, 2004 and 2003. Certain engineering personnel were used in the development of software and other expense incurred that met the capitalization criteria of SFAS No. 86, “Capitalization of Software Development Costs” during the three months ended March 31, 2004. The total amount of personnel and other expense capitalized in the three months ended March 31, 2004 was $175,283 as compared to $74,480 for the three months ended March 31, 2003. In the longer term, we expect these expenses to remain in the same general range (approximately 5 to 8 percent) as a percentage of sales.

Operating Income

The net change in our operating income for the three months ended March 31, 2004 was an increase of $463,608 from net operating income of $131,298 for the three months ended March 31, 2003 to net operating income of $594,906 for the three months ended March 31, 2004. This increase is primarily due to higher sales and lower cost of sales in the transportation communications segment partially offset by lower sales in the law enforcement and surveillance segment and higher operating expenses and personnel costs as described above.

Other Expense and Income Tax Expense

Our total other expense for the three months ended March 31, 2004 was $315,393, a net increase in expense of $53,712 as compared to $261,681 for the three months ended March 31, 2003. This increase was primarily due to net foreign currency translation losses that totaled $114,646 for the three months ended March 31, 2004 as compared to net translation gains of $28,659 for the three months ended March 31, 2003. The net increase in other income totaled $12,802. The Company does not expect to realize any significant foreign currency translation gains or losses in 2004 as management believes the functional currencies will remain similar to the foreign currency exchange rates at March 31, 2004. However, the economic uncertainty in the global markets in which the Company operates may result in volatility of the U.S. dollar thereby generating the possibility of foreign currency exchange gains and losses on that debt denominated in U.S. dollars in Sweden. The net interest expense decreased $76,791 from $309,823 for the three months ended March 31, 2003 to $233,032 for the three months ended March 31, 2004. The decrease in interest expense was due to a decrease in the weighted average outstanding balance of long-term debt and to lower interest rates.

Our net income tax expense was $76,923 for the three months ended March 31, 2004, as compared with an income tax benefit of $601 for the three months ended March 31, 2003. In the three months ended March 31, 2004, the current tax expense of $76,923 was from foreign jurisdictions.

Net Income Applicable to Common Shareholders

The net change in our net income applicable to common shareholders for the three months ended March 31, 2004 was an increase of $297,063 from a net loss of $211,466 for the three months ended March 31, 2003 to net income of $85,597 for the three months ended March 31, 2004. This change primarily results from an increase of net income before minority interest in income of consolidated subsidiary of $332,372 from a loss of $129,782 for the three months ended March 31, 2003 to income of $202,590 for the three months ended March 31, 2004. This amount was partially offset by preferred stock dividends in the amount of $80,781. The preferred stock dividends increased $36,531 from $44,250 for the three months ended March 31, 2003 to $80,781 for the three months ended March 31, 2004 due to the additional dividend requirements for the Series E Redeemable Nonvoting Convertible Preferred stock issued during 2003 and 2004.

Our Liquidity and Capital Resources

The Company’s net working capital as of March 31, 2004 was $2,371,116 compared to $2,342,201 as of December 31, 2003. Our principal sources of liquidity from current assets included cash and cash equivalents of $191,727, trade and other receivables of $9,986,505, inventories of $10,239,477 and prepaid and other current assets of $466,544. The U.S. asset-based lending agreement provides for borrowings up to 85% of eligible trade accounts receivable and up to 35% of eligible inventory. The lending relationship with our foreign bank allows 75% advance rates on trade accounts receivable and 50% on inventory. The present asset based lending agreements are sufficient for day-to-day cash requirements although the Company would prefer to level the sometimes erratic monthly sales volume thereby permitting liquidity projections to be more easily maintained and controlled. The Company continues to decrease the average sales outstanding on accounts receivable and expects to decrease inventory through better materials requirement planning, reworking what otherwise might be considered slow moving inventory and negotiating lower component prices through volume purchase programs. The most significant current liabilities at March 31, 2004 included short-term bank and asset based borrowings of $7,206,563, accounts payable of $7,291,380, accrued expenses of $2,177,664, and current maturities of long-term debt, deferred tax liabilities and dividends payable of $1,541,348, $184,651 and $111,531, respectively. Relationships with our suppliers enables the Company to utilize trade accounts payable as short term financing during periods of erratic sales which historically have been experienced with large end-of-quarter shipments. The short-term bank borrowings are primarily asset based lending agreements and directly related to the sales and customer account collections. The senior asset-based revolving debt with LaSalle Business Credit Corp (“LaSalle”) is classified as a current liability rather than a long-term liability. The loan agreement with LaSalle (the “Credit Agreement”) was negotiated with the intent that the revolving debt would be classified and managed as long-term debt; however, Emerging Issues Task Force (EITF) Issue No. 95-22 “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement", requires the Company to classify all of our outstanding debt under the Credit Agreement as a current liability. The Credit Agreement has a subjective acceleration clause which could enable LaSalle to call the loan, but such language is customary in asset-based lending agreements and management does not expect LaSalle to use this particular clause to inhibit the Company from making borrowings as provided under the agreement. It is our intention to manage the Credit Agreement as long-term debt with a final maturity date in 2006, as provided for in the Credit Agreement.

Our operating activities used cash of $1,857,229 and provided cash of $709,186 during the quarters ended March 31, 2004 and 2003, respectively. Primary uses of cash for the quarter ended March 31, 2004 included increases in trade and other receivables and inventories in the amount $2,741,903 and $557,304, respectively; and a decrease in accrued expenses of $105,225. The increase in trade accounts receivable is a direct result of a significant portion of sales occurring late during the first quarter. Primary sources of cash included a decrease in prepaids and other current assets of $83,356 and an increase in accounts payable of $913,096. The balance of net cash provided by operating activities of $550,751 resulted from net income of $166,378 and from non-cash expenses for deferred taxes, depreciation, intangible amortization, foreign currency gains and minority interest in the amount of $384,373. The Company’s working capital requirements will continue to increase with growth in our sales, primarily due to the timing between when we must pay our suppliers and the time we receive payment from our customers.

Our investing activities used cash of $352,770 and $261,818 for the quarters ended March 31, 2004 and 2003, respectively. For the quarters ended March 31, 2004 and 2003, the primary uses of cash were for expenditures relating to: (1) internally developed software; and (2) purchases of computer, test, and office equipment. We do not anticipate any significant change in expenditures for or sales of capital equipment in the near future.

Our financing activities provided net cash of $1,563,200 and used cash of $809,292 for the quarters ended March 31, 2004 and 2003, respectively. For the quarter ended March 31, 2004, our primary sources of cash were from borrowings under the LaSalle asset-based lending agreement and issuance of convertible preferred stock net of costs of $12,776,045 and $290,079, respectively. Our primary uses of cash for financing activities were payment of dividends and repayment of borrowings under the asset-based lending agreement of $44,250 and $11,458,674, respectively. Future dividend requirements are expected to decrease in 2004 due to the expected conversion of most of the Series AAA and Series E preferred stock. Cash provided by financing activities for the quarter ended March 31, 2004 and 2003 was primarily used to fund working capital requirements and for the purchase of fixed assets.

At March 31, 2004, the Credit Agreement provided up to $10.0 million in borrowing to be used for acquisitions, working capital and general corporate purposes. The borrowing is inclusive of $2.0 million for Letters of Credit and $0.5 million for term loans. The interest rate on loans under this agreement is the published prime lending rate (4.00 percent at March 31, 2004) plus 1 percent. There is a fee equal to 2.5 percent on the aggregate undrawn face amount of all Letters of Credit outstanding.

The Credit Agreement includes customary covenants and conditions relating to the conduct and operation of the Company’s business. Specifically, the Credit Agreement subjects the Company to an escalating fixed charge coverage ratio from 1.0 to 1.5 and an escalating tangible net worth value (as defined) from $2.5 million to $3.9 million over the term of the agreement calculated on a quarterly and rolling 12 month basis; limits annual capital expenditures to $1.5 million and limits credit by providing for a reserve of $500,000 until certain financial covenants have been met. At March 31, 2004, available collateral based on the value of eligible trade accounts receivable and inventories was $6,630,927 that, given the outstanding debt balance under this agreement of $5,465,428, would have resulted in additional borrowing availability of $1,165,499. However, the required reserve reduced additional borrowing availability by $500,000 to $665,499. The outstanding debt under the Credit Agreement is secured by substantially all U.S.-based assets of the Company.

On April 14, 2004, the Company and LBC agreed to further amendments from the lender to the escalating tangible net worth and escalating fixed charge coverage ratio loan covenants. The amendments take into account the Company’s results of operations for the three months ended December 31, 2003 that affected the initial covenant computations. These covenants were revised after considering the results of operations for the three months ended December 31, 2003 and the Company’s projected operating plan for the year ending December 31, 2004.

The escalating tangible net worth covenant’s “Minimum Tangible Net Worth” requirement has been reduced by $1.0 million and reset to $1.5 million from $2.5 million for the period of December 31, 2003 through December 30, 2004 and increases $600,000 per year thereafter for the remaining life of the loan. The time periods required to maintain the escalating fixed charged coverage ratio have also been reduced to exclude the three months ended December 31, 2003; and are now 1.00:1.00 for the three and six months ended March 31, 2004 and June 30, 2004; and 1.15:1.00 for the nine and twelve months ended September 30, 2004 and December 31, 2004. Additionally, the interest rate on borrowings increased from prime plus 1.00 to prime plus 1.75 effective April 14, 2004 and forward. The reserve on borrowings was increased to $600,000 from $500,000 until receipt of the certified 2004 financial statements reflecting an EBITDA to fixed charge coverage ratio of at least 1.15:1.00, resulting in an as amended borrowering availability of $565,499 as of March 31, 2004. At March 31, 2004, the Company was in compliance with its financial covenants within the Credit Agreement, as amended.

Mobitec AB, the Company’s wholly-owned Swedish subsidiary, has an agreement with its bank in Sweden from which it may currently borrow up to a maximum of 10,000,000 krona (SEK) or $1,315,000 (based on the March 31, 2004 conversion rate). At March 31, 2004, 9,398,996 krona (SEK), or $1,235,968 was outstanding, resulting in additional borrowing availability of 601,004 krona (SEK), or $79,032. The maximum borrowing in the amount of 10,000,000 krona (SEK) is secured by cash on deposit with the bank in the amount of 2,200,000 krona (SEK), or $289,300. The terms of this agreement require payment of an unused credit line fee equal to 0.5 percent of the unused portion and average interest of 4.1 percent of the outstanding balance. This agreement is secured by substantially all assets of Mobitec AB. The agreement has an expiration date of December 31, 2004. On or before expiration, the Company expects to renew this agreement with an agreement substantially similar in terms and conditions.

Mobitec AB also has an agreement with the same bank from which it may borrow up to 6,000,000 krona (SEK), or $789,000 (based on the March 31, 2004 conversion rate). Based upon the availability formula under this agreement, 3,841,574 krona (SEK), or $505,167 was outstanding at March 31, 2004, resulting in additional borrowing availability of 2,158,426 krona (SEK), or $283,833. The line of credit bears average interest of 5.29 percent and is collateralized by accounts receivable of Mobitec AB. The agreement has an expiration date of December 31, 2004. On or before expiration, the Company expects to renew this agreement with an agreement substantially similar in terms and conditions.

An unsecured note in the amount of $1,765,235 and obligation in the amount of $225,000 are due a shareholder. The note, as amended, requires three incrementally increasing quarterly payments beginning July 1, 2004 in the amounts of $50,000, $75,000, and $100,000 with the remaining balance in the amount of $1,540,235 due June 30, 2005. The unsecured note has an annual interest rate of 9 percent paid annually increasing to 10 percent beginning July 1, 2004. The obligation balance of $225,000 at March 31, 2004 and December 31, 2003 is non interest bearing and is due in full June 30, 2004.

A term loan from a Swedish bank dated June 28, 2001 having a balance of 12,100,000 krona (SEK), or $1,591,150, (based on the March 31, 2004 conversion rate) is payable in 10 remaining quarterly payments of 1,100,000 krona (SEK), or $144,650, (based on the March 31, 2004 conversion rate) at an annual interest rate of 5.35 percent and is secured by stock of the Company’s Swedish holding company subsidiary, DRI-Europa AB, and its consolidated subsidiary, Mobitec AB.

See Notes 3 and 12, “Pro forma Balance Sheet” and “Subsequent Events.” Four convertible subordinated debentures in the amount of $3,000,000 dated June 22, 2001 and $1,150,000 dated July 31, 2002, collectively the “Renaissance Notes,” are payable to two investment funds managed by Renaissance Capital Group, Inc. The president of Renaissance Capital Group, Inc. is a member of the Company’s Board of Directors. Two Renaissance Notes having an aggregate principal amount of $3,000,000 are payable in full on June 22, 2008, if not sooner redeemed or converted, with annual interest at 8 percent paid monthly. They also provide for monthly principal redemption installments commencing June 27, 2004, each of such installments to be in the dollar amount of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount. The two Renaissance Notes having an aggregate principal amount of $1,150,000 are payable in full on July 31, 2009, if not sooner redeemed or converted, with annual interest at 8 percent paid monthly. They also provide for monthly principal redemption installments commencing July 31, 2005, each of such installments to be in the dollar amount of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount. The loan agreement under which the convertible debentures were issued subjects the Company to a 1:1 Earnings Before Interest, Depreciation and Amortization to interest coverage ratio to be calculated quarterly on a rolling four quarter basis and a 1.3:1 current ratio to be calculated at each quarter end. At March 31, 2004, the Company was not in compliance with the financial covenants within the agreement; however, a waiver for violation of these covenants was not required from the holder as all four Renaissance Notes were converted into shares of common stock on April 22, 2004.

A convertible subordinated debenture in the amount of $250,000 dated August 26, 2002, is payable to a stockholder and member of the Board of Directors, and is due in full August 26, 2009, if not sooner redeemed or converted, with annual interest at 8 percent paid monthly. It also provides for monthly principal redemption installments commencing August 26, 2005, each of such installments to be in the dollar amount of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount. The loan agreement under which the convertible debenture was issued subjects the Company to a 1:1 Earnings Before Interest, Depreciation and Amortization to interest coverage ratio to be calculated quarterly on a rolling four quarter basis and a 1.3:1 current ratio to be calculated at each quarter end. At March 31, 2004, the Company was not in compliance with the financial covenants within the agreement but received a waiver for violation of these covenants from the holder.

Our Financing Activities in 2004

The Company initiated financing plans and strategies in 2003 to reduce the pressure on liquidity in 2004. The primary elements of the Company’s strategies, objective, plans and actions are:

1.	Restructure Debt. The Company has raised significant amounts of cash through secured and subordinated debt financing and has good relationships with debt holders, quasi-debt holders and vendors to mitigate liquidity pressures.

On November 6, 2003, the Company replaced its asset-based lending agreement formerly with Guaranty Business Credit Corporation with a three year agreement (the “Credit Agreement”) with LaSalle Business Credit LLC. The Credit Agreement provides up to $10.0 million in borrowing to be used for acquisitions, working capital and general corporate purposes. The borrowing is inclusive of $2.0 million for Letters of Credit and $0.5 million for term loans. The interest rate on loans under this agreement is the published prime lending rate (4.00 percent at December 31, 2003) plus 1.75 percent. There is a fee equal to 2.5 percent on the aggregate undrawn face amount of all Letters of Credit outstanding.

The Company presently does not anticipate the need to secure additional debt financing, negotiate debt restructurings or negotiate conversion of trade payables to equity to mitigate liquidity pressures in 2004. This belief of the Company is based on the first quarter results for 2004, forecasts for the remainder of the year, and other management plans that were implemented in 2003 or which are being implemented in 2004. However, the Company will pursue all appropriate measures to address liquidity should cash flow prove unsatisfactory in 2004.

On April 23, 2004, the holders of convertible debentures with a carrying value of $3,997,000 were converted into common stock shares of 2,075,000. As a result of this conversion, the Company will record a charge of $153,000 to write-off the unamortized debt discount and $4,150,000 will be recorded as equity on the balance sheet. This will result in a reduction of the annual cash interest expense by approximately $332,000. See Note 3.

The Company believes it has relationships with both debt holders and suppliers to enable the Company to manage the timing of planned cash disbursements to the positive generation of cash during 2004.

2.	Reduce Operating Costs and Improve Efficiency. In the normal course of business, the Company has aggressively sought opportunities to reduce the cost structure and increase overall efficiency and responsiveness to its customers. In 2003, the Company initiated “tracked and monitored” profit improvement initiatives designed to further leverage the economy of scale that was developing in its operations. The Company intends to continue developing its manufacturing and assembly infrastructure and organization to meet expected production requirements. The Company will continue manufacturing in-house certain key components of its products such as cable harnesses and assemblies, electronic destination sign systems, digital audio filter equipment and sub-system electronics. The Company believes this will enable it to: (1) produce highly reliable, quality products; (2) protect the proprietary nature of our technology and processes; (3) properly control our manufacturing and assembly processes and operations; and (4) achieve significant cost reductions. The cost reductions encompass all major elements of cost and operating expenses.

The company believes that in 2004 the strategies above will generate year-over-year improvement

3.	Increase Ownership Equity. On April 24, 2004, the Company sold 625,000 shares of common stock to investors for $8.00 per share. The proceeds to the Company, net of issuance expenses, were $4,575,000. The Company has also granted the investors warrants to acquire 125,000 shares of common stock at an exercise price of $8.80 per share, exercisable for a period of five years. Additionally, the Company granted the investors’ placement agent warrants to acquire 65,000 shares of common stock at an exercise price of $10.25, exercisable for a period of five years. These warrants are restricted from conversion to common stock for a period of six months from the date of placement above. In connection with the above transaction, the Company executed Registration Rights agreements for both the common shares and warrants.

Between April 22, 2004 and April 30, 2004, warrant holders exercised their rights to acquire common stock. The warrants were issued in conjunction with investment banking activities in prior years. The Company received total cash in the amount of $605,500 for issuing 170,000 shares under the warrant agreements.

Between April 22, 2004 and April 30, 2004, the holders of Series AAA preferred stock converted 104 shares with a carrying value of $520,000 to 65,000 common shares. As result of this conversion, the Company will reclassify $520,000 from Series AAA preferred stock to common stock as of the dates of the conversion, the result of which is a reduction of annual dividends expense by $52,000.

On April 23, 2004, the holders of convertible debentures with a carrying value of $3,997,000 were converted into common stock shares of 2,075,000. As a result of this conversion, the Company will record a charge of $153,000 to write-off the unamortized debt discount and $4,150,000 will be recorded as equity on the balance sheet. This will result in a reduction of the annual cash interest expense by approximately $332,000.

On April 27, 2004, the holder of the Series F convertible preferred stock with a carrying value of $1,500,000 converted 304 preferred shares to 760,232 shares of common stock. This conversion represents 100% of the total conversion number of shares available. As a result of this conversion, $1.5 million of Series F convertible preferred stock will be reclassified as common stock as of the date of conversion.

During the three months ended March 31, 2004, the Company issued in private placements an additional 67 shares of Series E Convertible Preferred stock. The net proceeds to the Company of such transactions were approximately $290,079.

The Board of Directors has authorized the Company to raise the limit on Series E issuance from 500 to 600 shares. As of March 31, 2004, the present placements total 430 shares leaving available up to 170 shares for future placement. The Series E placements to date in 2004 are evidence that the Company is capable of securing additional equity when necessary. Notwithstanding this plan, the Company believes the balance sheet equity raised through Series E, Series F and common stock placements to date is sufficient for the balance of 2004 when aggregated with other Company plans and strategies to alleviate liquidity pressures.

The Company anticipates that additional equity financing may be sought in the latter part of 2004 in conjunction with potential acquisitions or launch of new business initiatives. In this regard, the Company is presently evaluating alternative measures and action plans, and soliciting proposals to secure additional equity from investment banks.

4.	Maintain Our Focus on Technical Excellence and Innovation. The Company is continuing to maintain its leadership in the transportation and law enforcement and surveillance markets served. In order to expand and protect its technology, the Company will continue to seek patent protection for its products and or licenses of key technology owned by others. The Company has introduced improved and new technologies in 2003 including the DR600 vehicle logic unit (“VLU”) that is the integration communication platform for transit vehicle systems including fare collection, automatic passenger counting, automatic vehicle announcement systems, engine monitoring, vehicle location and monitoring (for fleet management and security purposes) and other applications. The Company has introduced full color electronic destination sign systems and with its global presence is leveraging on purchasing power to realize decreased cost of materials. Our subsidiary, Digital Audio, continues to develop new products for the law enforcement and surveillance markets taking advantage of the initiatives in U.S Homeland Security. The Company considers any increase in government funding related to national security, intelligence, and law enforcement initiatives as having the potential to influence positively the opportunity to sell our audio processing solutions. Additionally, as a result of increased attention to the potential for terrorist’s threats to transit vehicles and infrastructure, the Company is ideally suited to leverage on the vehicle locating and monitoring aspect of its

Transportation Segment; an essential element of security is knowing, on a real time basis, the precise location of critical assets.

5.	Pursue Strategic Partnerships, Alliances and Acquisitions. In September 2003, the Company and GE Transportation Systems Global Signaling, LLC (GETSGS) through General Electric’s (“GE”) Advanced Communications division based in Hingham, Mass signed a three-year Teaming Agreement. Through this agreement, the Company and GETSGS will work together to deliver advanced technology systems integration projects. The Digital Recorders division will focus on vehicle location and passenger information processing and delivery systems while GETSGS will focus on communications technology, project management, and system integration. Through this agreement with GE, an organization that is uniquely capable of integrating our products with much larger systems in ways that exceed our independent technological and financial capabilities, the Company believes it will significantly extend our transit market reach. The Company further believes the GPS-based vehicle location products, including the security aspect of such as noted above, may represent one of the Company’s more significant internal growth opportunities in fiscal year 2004.

6.	Increase working capital through better asset management. The Company has recognized that the working capital assets of trade accounts receivable and inventories represent significant opportunities if properly and aggressively managed. Customer account balances are continually monitored and evaluated by reviewing payment history and patterns of heavy shipments that could limit credit line borrowings with the asset based lender. The Company believes the decrease in the average days sales outstanding will help mitigate period to period liquidity tightness. As the inventories increased in recent years due to requirement of the markets served and improvements in technology, the Company has developed initiatives to promote retro-fit sales programs and incentives to use existing versions of technology in inventory.

The Company has historically met cash needs from the proceeds of debt and sale of preferred equity in private placements. Management continues to assess its product lines in light of technology trends and economic conditions, to identify how to enhance existing product lines or create new distribution channels.

Management’s Conclusions. The Company believes the cash and cash equivalents at March 31, 2004, together with the operating loan proceeds, are sufficient to fund operations for the foreseeable future, assuming continued improvement in the Company’s overall cost structure resulting from continued cost reduction activities, ongoing efforts aimed at controlling costs and improvements in asset management of trade accounts receivable and inventories.

Impact of Inflation

We believe that inflation has not had a material impact upon our results of operations for each of our periods in the three months ended March 31, 2004 and 2003. However, there can be no assurance that future inflation would not have an adverse impact upon our future operating results and financial condition.

FACTORS AFFECTING OUR BUSINESS AND PROSPECTS

Certain portions of this report on Form 10-Q which do not relate to historical financial information may be deemed to constitute forward-looking statements that are subject to various factors which could cause actual results to differ materially from our expectations or from results which might be projected, forecast, estimated or budgeted by us in such forward looking statements. Such factors include, but are not limited to, those listed below:

•	General economic conditions

•	The availability of national government assistance to local transportation authorities

•	The adoption and implementation of regulations concerning public transportation services

•	The plans and prospects of competitors

•	Currency fluctuations

•	The Company’s ability to attract and retain personnel

For a more detailed discussion of these factors, please see “Factors Affecting Our Business and Prospects” in Item 7 of our Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2003.

FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Forward-looking statements can be identified by words such as “anticipate,” “expect,” “plan,” “believe,” “estimate,” “predict,” or “project.” It is important to note our actual results could differ materially from those contemplated in our forward-looking statements as a result of various factors, including those described in this Item 2 and in our Annual Report on Form 10-K/A (Amendment No. 2) in Item 7, Management’s Discussion and Analysis, under the caption “Factors Affecting Our Business and Prospects” and Item 7A, “Quantitative and Qualitative Disclosure About Market Risk.” Among other factors, our results will be affected, perhaps materially, by general economic conditions, the availability of national government assistance to local transportation authorities, the adoption and implementation of regulations concerning public transportation services, the plans and prospects of competitors, currency fluctuations, and our ability to attract and retain personnel. We are under no duty to update any of the forward-looking statements after the date of this Form 10-Q to conform such statements to actual results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposure at March 31, 2004 is consistent with, and not greater than, the types of market risk and amount of exposures presented in our Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2004, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, cur principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic SEC reports. We have been taking steps to improve our financial infrastructure to account for complex transactions on a consolidated basis. Our auditors identified a material weakness in internal control over financial reporting and certain reportable conditions-including the lack of organized documentation for capitalized software, formal procedures to reconcile inter-company accounts and transactions and a lack of segregation of duties in certain foreign subsidiaries in connection with the audit of our financial statements for the year end December 31, 2003. Management will continue to evaluate the additional steps and actions needed to improve our financial infrastructure and eliminate the weaknesses identified. There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date we carried out this evaluation.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company, in the normal course of its operations, is involved in legal actions incidental to the business. In management’s opinion, the ultimate resolution of these matters will not have a material adverse effect upon the current financial position of the Company or future results of operations.

On or about September 17, 2002 the Company received a letter from Clever Devices, Ltd. (“Clever”), a New York corporation with its principal place of business located in Syosset, New York. That letter alleged that the StealthMic product of the Company, as introduced to the market in 1999, would infringe U.S. patent number 6,522,754 (“‘754

Patent”) entitled “Digital Vehicle Microphone System and Method,” which subsequently was issued to Clever by the U.S. Patent Office on February 18, 2003. Upon investigation, and further review by intellectual property counsel of the Company, the Company and its intellectual property counsel were unable to find any basis whatsoever for this allegation of infringement and so informed Clever on several occasions. Nevertheless, Clever proceeded to assert its position without being willing to engage in constructive dialogue to identify the basis for its allegations or to advance understanding of the issues. Therefore, being uncertain as to the intent of Clever, on April 3, 2003 the Company filed an action in the United States District Court for the Northern District of Texas, Dallas Division (“Court”), under the Federal Declaratory Judgment Act, 28 USC 2210 and 2201, and under the Patent Laws of the United States, 35 USC 271. This “declaratory judgment action” sought a finding by the Court to the effect that the Company was not infringing the ‘754 Patent. On May 23, 2003, Clever counter-claimed, seeking injunctive relief and unspecified damages. Subsequently, the Company filed further actions with the Court asking that a hearing on claims construction, referred to as a “Markman” hearing, be held prior to any other actions or discovery in this matter. On August 19, 2003, the Court issued an order so requiring a Markman hearing which was held on February 3, 2004. On March 16, 2004 the Court issued its findings on the Markman hearing. While this recent development is still being evaluated by legal counsel, management believes the ruling virtually supports its contention that there is no valid claims basis for the allegation that the Company infringed the ‘754 Patent. A settlement agreement has been executed between the parties; the terms of which are immaterial to the Company and are, by agreement between the parties to remain confidential. While the Company believes that its position on this matter is correct, there can be no assurance that the case will not proceed to trial in late 2004 and there can be no assurance that the Company would prevail at trial or on subsequent appeal.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Between January 1, 2004 and March 31, 2004, the Company sold an additional 67 shares of Series E Convertible Preferred stock for $335,000. Costs related to the issuance of these shares were approximately $44,921. The Company used the net proceeds for general working capital purposes. The sales of these shares were exempt from the registration requirements of the Securities Act of 1933 by virtue of Rule 506 of Regulation D or otherwise pursuant to Section 4(2) of that Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

The following documents are filed herewith or have been included as exhibits to previous filings with the SEC and are incorporated herein by this reference:

Exhibit No.	Document
3.1	Amended and Restated Articles of Amendment to Articles of Incorporation of the Company (1)

3.2	Articles of Amendment to Articles of Incorporation of the Company containing Certificate of Designation of Series E Redeemable Nonvoting Convertible Stock (2)

3.3	Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series F Redeemable Convertible Preferred Stock (3)

3.4	Bylaws of the Company, as amended (4)

10.1	Warrant, dated April 26, 2004, issued by the Company to Roth Capital Partners, LLC (filed herewith)

31.1	Section 302 Certification of David L. Turney (filed herewith)

31.2	Section 302 Certification of Lawrence A. Taylor (filed herewith)

32.1	Section 906 Certification of David L. Turney (filed herewith)

32.2	Section 906 Certification of Lawrence A. Taylor (filed herewith)

Exhibit No.	Document

     (b) Reports on Form 8-K

          During the quarter ended March 31, 2004, the Company did not file any Current Reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL RECORDERS, INC.

Signature:	/S/ DAVID L. TURNEY

By:	David L. Turney
Title:	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)
Date:	May 6, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:	/S/ DAVID L. TURNEY

By:	David L. Turney
Title:	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)
Date:	May 6, 2004

Signature:	/S/ LAWRENCE A. TAYLOR

By:	Lawrence A. Taylor
Title:	Chief Financial Officer, Secretary, and Principal Financial and Accounting Officer
Date:	May 6, 2004

Signature:	/S/ RUSSELL C. CLEVELAND

By:	Russell C. Cleveland
Title:	Director
Date:	May 6, 2004

Signature:	/S/ JOHN D. HIGGINS

By:	John D. Higgins
Title:	Director
Date:	May 6, 2004

Signature:	/S/ C. JAMES MEESE JR.

By:	C. James Meese Jr.
Title:	Director
Date:	May 6, 2004

Signature:	/S/ J. PHILLIPS L. JOHNSTON

By:	J. Phillips L. Johnston, J.D.
Title:	Director
Date:	May 6, 2004

Signature:	/S/ STEPHANIE L. PINSON

By:	Stephanie L. Pinson
Title:	Director
Date:	May 6, 2004

Signature:	/S/ JOHN K. PIROTTE

By:	John K. Pirotte
Title:	Director
Date:	May 6, 2004

Signature:	/S/ JULIANN TENNEY

By:	Juliann Tenney, J.D.
Title:	Director
Date:	May 6, 2004