Form 10-Q
period 2004-06-30
DIGITAL RECORDERS INC
filed 2004-08-20
CIK 853695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes  (  )  No (x )

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of July 28, 2004:

Common Stock, par value $.10 per share	8,209,114

(Class of Common Stock)	Number of Shares

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item I. FINANCIAL STATEMENTS

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(Unaudited)	(Note 1)
ASSETS
Current Assets
Cash and cash equivalents	$973,229	$970,222
Trade accounts receivable, less allowance for doubtful accounts of $70,364 at June 30, 2004 and $115,042 at December 31, 2003	9,708,818	6,974,914
Other receivables	394,976	379,369
Inventories (Note 4)	10,449,269	9,797,610
Prepaids and other current assets	498,296	555,068

Total current assets	22,024,588	18,677,183

Property and equipment, less accumulated depreciation of $2,622,619 at June 30, 2004 and $2,351,651 at December 31, 2003 (Note 5)	2,596,545	2,434,589
Goodwill, less accumulated amortization of $1,131,393 at June 30, 2004 and $1,144,248 at December 31, 2003 (Note 3)	10,257,618	10,666,113
Intangible assets, less accumulated amortization of $659,289 at June 30, 2004 and $598,484 at December 31, 2003 (Note 3)	1,397,352	1,527,292
Deferred tax assets	810,846	840,585
Other assets	276,371	406,134

TOTAL ASSETS	$37,363,320	$34,551,896

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Lines of credit (Note 6)	$5,710,500	$5,983,051
Current maturities of long-term debt (Note 6)	2,714,985	1,249,110
Accounts payable	4,980,219	6,456,870
Accrued expenses	1,845,111	2,334,050
Deferred tax liabilities	186,056	193,918
Preferred stock dividends payable	67,183	117,983

Total current liabilities	15,504,054	16,334,982

Long-term debt and other obligations, less current maturities (Note 6)	837,000	6,647,052

Minority interest in consolidated subsidiary	378,129	338,199

Commitments and contingencies (Notes 6 and 14)
Shareholders’ Equity
Series E Redeemable, Nonvoting, Convertible Preferred Stock, $.10 par value, Liquidation Preference of $5,000 per share; 600 shares authorized; 430 and 363 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively.	1,730,374	1,440,295
Series F Convertible Preferred Stock, $.10 par value, Liquidation Preference of $5,000 per share; 400 shares authorized; zero and 300 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively.	—	1,500,000
Series AAA Redeemable, Nonvoting Convertible Preferred Stock, $.10 par value, Liquidation Preference of $5,000 per share; 20,000 shares authorized; 246 and 354 shares issued and outstanding at June 30, 2004 and December 31, 2003; redeemable at the discretion of the Company.	1,230,000	1,770,000
Common stock, $.10 par value, 25,000,000 shares authorized; 7,973,874 and 3,944,475 issued and outstanding at June 30, 2004 and December 31, 2003.	797,388	394,447
Additional paid-in capital	24,156,106	13,259,542
Accumulated other comprehensive income — foreign currency translation	1,681,367	2,271,823
Accumulated deficit	(8,951,098)	(9,404,444)

Total shareholders’ equity	20,644,137	11,231,663

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$37,363,320	$34,551,896

See accompanying notes to unaudited consolidated financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	$11,745,827	$12,520,913	$23,881,533	$23,438,106
Cost of sales	6,709,037	7,514,008	13,761,151	13,947,593

Gross profit	5,036,790	5,006,905	10,120,382	9,490,513

Operating expenses:
Selling, general and administrative	4,557,929	3,837,034	8,313,117	7,539,350
Research and development	237,227	531,963	970,726	1,181,959

Total operating expenses	4,795,156	4,368,997	9,283,843	8,721,309

Operating income	241,634	637,908	836,539	769,204

Other income	32,734	14,138	65,019	33,621
Foreign currency translation gain (loss)	19,138	100,015	(95,508)	128,674
Interest expense, net	(341,257)	(279,621)	(574,289)	(589,443)

Total other expense and interest expense	(289,385)	(165,468)	(604,778)	(427,148)

Income (loss) before income taxes	(47,751)	472,440	231,761	342,056
Income tax benefit (expense)	32,825	(200,173)	(44,098)	(199,572)

Income (loss) before minority interest in income of consolidated subsidiary	(14,926)	272,267	187,663	142,484
Minority interest in income (loss) of consolidated subsidiary	9,691	(12,190)	(26,521)	(49,624)

Net income (loss)	(5,235)	260,077	161,142	92,860
Preferred stock dividends	(92,597)	(44,250)	(173,378)	(88,500)

Net income (loss) applicable to common shareholders	$(97,832)	$215,827	$(12,236)	$4,360

Earnings per share: (Note 7)
Net income (loss) per share applicable to common shareholders:
Basic	$(0.01)	$0.06	$—	$—

Diluted	$(0.01)	$0.04	$—	$—

Weighted average number of common shares and common equivalent shares outstanding:
Basic	6,858,851	3,812,167	5,423,802	3,808,342

Diluted	6,858,851	6,198,130	5,423,802	3,951,223

See accompanying notes to unaudited consolidated financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Cash flows from operating activities:
Net income (loss)	$(5,235)	$260,077	$161,142	$92,860
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes, net	(45,843)	190,000	27,386	190,000
Depreciation of property and equipment	164,726	155,669	322,025	290,004
Amortization of intangible assets	43,117	41,322	83,750	76,114
Other, primarily effect of foreign currency (gain) loss	(151,225)	(140,223)	(74,225)	(192,797)
Minority interest	(9,691)	12,190	26,521	49,624
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	(162,475)	554,446	(2,862,092)	1,471,313
(Increase) decrease in other receivables	10,219	425,258	(32,067)	149,695
(Increase) decrease in inventories	(247,076)	(95,508)	(804,380)	34,680
(Increase) decrease in prepaids and other current assets	(31,946)	140,541	51,410	63,047
Decrease in accounts payable	(2,312,972)	(211,082)	(1,399,876)	(33,528)
Decrease in accrued expenses	(377,017)	(98,194)	(482,242)	(247,331)

Net cash provided by (used in) operating activities	(3,125,418)	1,234,496	(4,982,648)	1,943,681

Cash flows from investing activities:
Purchases of property and equipment	(57,935)	(131,720)	(162,736)	(123,296)
Amount of capitalized software costs	(198,000)	(217,052)	(378,736)	(401,793)
Reduction (purchases) of other assets	176,711	(387,989)	109,478	(473,489)

Net cash used in investing activities	(79,224)	(736,761)	(431,994)	(998,578)

Cash flows from financing activities:
Proceeds from bank borrowings and lines of credit	31,974,495	13,268,970	44,750,540	25,370,657
Principal payments on bank borrowings and lines of credit	(34,222,316)	(13,795,147)	(45,680,990)	(26,661,886)
Proceeds from issuance of Series E preferred stock	—	440,000	290,079	440,000
Proceeds from issuance of common stock	6,313,368	—	6,313,368	—
Payment of dividends on preferred stock	(159,514)	(44,250)	(203,764)	(88,500)

Net cash provided by (used in) financing activities	3,906,033	(130,427)	5,469,233	(939,729)

Effect of exchange rate changes on cash and cash equivalents	80,111	(365,349)	(51,598)	(371,273)

Net increase (decrease) in cash and cash equivalents	781,502	1,959	2,993	(365,899)
Cash and cash equivalents at beginning of period	191,727	136,900	970,236	504,758

Cash and cash equivalents at end of period	$973,229	$138,859	$973,229	$138,859

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$180,235	$259,358	$403,683	$522,132

Cash paid during the period for income taxes	$—	$1,693	$—	$43,374

Supplemental Disclosure of non-cash investing and financing activities:
Exchange of common stock for reduction in long-term debt	$—	$350,000	$—	$350,000

Series F stock dividend paid-in-kind	$20,414	$—	$20,414	$—

See accompanying notes to unaudited financial statements.

(1)	BASIS OF PRESENTATION AND DISCLOSURE

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

The accompanying consolidated financial statements and related notes should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2003. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full calendar year.

Revenue Recognition

Software licensing fee revenue from a multi-year licensing arrangement consists of a perpetual license for a jointly developed product. Management has evaluated Statement of Position 97-2 “Software Revenue Recognition” and determined that it is appropriate to recognize the revenues associated with this arrangement as the Company has no future commitment or obligation to provide future software, upgrades, postcontract customer support or other services related thereto subsequent to the invoice date. For the six months ended June 30, 2004 and 2003, software license fee revenues were not a significant source of revenue representing less then 3 percent and 1 percent respectively, of total Company revenues.

Stock-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock option plans. As allowed by SFAS No. 123, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board No. 25, “Accounting for Stock Issued To Employees,” and related interpretations, which does not require compensation to be recorded if the consideration to be received is at least equal to the fair value of the common stock to be received at the measurement date. Under the requirements of SFAS No. 123, non-employee stock-based transactions require compensation to be recorded based on the fair value of the securities issued or the services received, whichever is more reliably measurable.

Had compensation expense for the stock option plans been determined consistent with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the pro forma basic and diluted net loss per common share would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss) applicable to common shareholders	$(97,832)	$215,827	$(12,236)	$4,360
Deduct: Stock based employee compensation expense determined under fair value method	$(91,145)	$(331,782)	$(91,145)	$(331,782)

Pro forma net income (loss) applicable to common shareholders	$(188,977)	$(115,955)	$(103,381)	$(327,422)

Basic net income (loss):
As reported	$(0.01)	$0.06	$—	$—

Pro forma	$(0.03)	$(0.03)	$(0.02)	$(0.09)

Diluted net income (loss):
As reported	$(0.01)	$0.04	$—	$—

Pro forma	$(0.03)	$(0.03)	$(0.02)	$(0.09)

(2)	MANAGEMENT’S PLANS

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

On November 6, 2003, the Company replaced its asset-based lending agreement formerly with Guaranty Business Credit Corporation with a three year agreement (the “Credit Agreement”) with LaSalle Business Credit LLC. The Credit Agreement provides up to $10.0 million in borrowing to be used for acquisitions, working capital and general corporate purposes. The borrowing is inclusive of $2.0 million for Letters of Credit and $0.5 million for term loans. The interest rate on loans under this agreement is the published prime lending rate (4.00 percent at June 30, 2004) plus 1.75 percent. There is a fee equal to 2.5 percent on the aggregate undrawn face amount of all Letters of Credit outstanding.

The Company presently does not anticipate the need to secure additional debt financing, negotiate debt restructurings or negotiate conversion of trade payables to equity to mitigate liquidity pressures for the balance of 2004 for current operations. This belief of the Company is based upon the equity capital raised during the second quarter of 2004, forecasts for the remainder of 2004, and other management plans that were implemented in 2003 or which are being implemented in 2004.

On April 23, 2004, subordinated convertible debt holders holding aggregate common equivalent shares of 2,075,000, converted 100 percent of such debt into shares of common stock. As a result of this conversion, $4,150,000 has been recorded as equity on the balance sheet and the annual cash interest expense will decrease by approximately $332,000.

The Company believes it has relationships with both debt holders and suppliers to enable the Company to manage the timing of planned cash disbursements to the positive generation of cash during 2004.

2.	Reduce Operating Costs and Improve Efficiency. In the normal course of business, the Company has aggressively sought opportunities to reduce the cost structure and increase overall efficiency and responsiveness to its customers. In 2003, the Company initiated “tracked and monitored” profit improvement initiatives designed to further leverage the economy of scale that was developing in its operations. The Company intends to continue developing its manufacturing and assembly infrastructure and organization to meet expected production requirements. The Company will continue manufacturing in-house certain key components of its products such as cable harnesses and assemblies, electronic destination sign systems, digital audio filter equipment and sub-system electronics. The Company believes this will enable it to: (1) produce highly reliable, quality products; (2) protect the proprietary nature of our technology and processes; (3) properly control our manufacturing and assembly processes and operations;

and (4) achieve significant cost reductions. The cost reductions encompass all major elements of cost and operating expenses.

3.	Increase Ownership Equity. On April 24, 2004, the Company sold 625,000 shares of common stock to institutional investors for $8.00 per share. The total proceeds to the Company, net of issuance expenses, were $4,575,000. The Company has also granted the investors a warrant valued at $674,840 to acquire 125,000 shares of common stock at an exercise price of $8.80 per share, exercisable for a period of five years.

Between April 22, 2004 and June 4, 2004, warrant holders exercised their rights to acquire common stock. The Company received total cash in the amount of $1,291,603 for issuing 473,812 shares under the warrant agreements.

Between April 22, 2004 and May 12, 2004, stock holders of Series AAA preferred stock converted 108 preferred shares at an aggregate value of $540,000 to 67,500 common shares. As result of this conversion, the Company reclassified $540,000 from Series AAA preferred stock to common stock which will reduce annual preferred stock dividends by $54,000.

On April 23, 2004, the holders of $4,150,000 of the Company’s subordinated convertible debt converted such debt into 2,075,000 common shares. As a result of this conversion, $4,150,000 has been recorded as equity on the balance sheet and the annual cash interest expense will decrease by approximately $332,000.

On April 23, 2004, the 304 outstanding shares of Series F convertible preferred stock were automatically converted into 760,232 shares of common stock, which represents 100 percent of the total number of conversion shares available. As a result of this conversion, $1.5 million of Series F convertible preferred stock has been reclassified as common stock reducing annual preferred stock dividends by $45,612.

Between April 26, 2004 and July 21, 2004, stock option holders exercised their rights to acquire common stock. The Company received total cash in the amount of $66,792 for issuing 34,429 shares under the stock option plan.

During July 2004, holders of Series E convertible preferred stock converted 101 preferred shares at an aggregate value of $505,000 to 168,330 common shares. As result of this conversion, the Company will reclassify $505,000 from Series E preferred stock to common stock during the third quarter which will reduce annual preferred stock dividends by $35,350.

During the three months ended March 31, 2004, the Company issued in private placements an additional 67 shares of Series E Stock. The net proceeds to the Company of such transactions were approximately $290,079.

The Board of Directors has authorized the Company to raise the limit on Series E issuance from 500 to 600 shares. Present placements total 430 shares leaving available up to 170 shares for future placement. The Series E placements to date in 2004 are evidence that the Company is capable of securing additional equity when necessary. The Company believes the equity raised through common stock, Series E and Series F placements to date is sufficient for the balance of 2004 for current operations when aggregated with other Company plans and strategies to alleviate liquidity pressures.

4.	Maintain Our Focus on Technical Excellence and Innovation. The Company is continuing to maintain its leadership in the transportation and law enforcement and surveillance markets served. In order to expand and protect its technology, the Company will continue to seek patent protection for its products and / or licenses of key technology owned by others. The Company has introduced improved and new technologies in 2003 including the DR600 vehicle logic unit (“VLU”) that is the integration communication platform for transit vehicle systems including fare collection, automatic passenger counting, automatic vehicle announcement systems, engine monitoring, vehicle location and monitoring (for fleet management and security purposes) and other applications. The Company has previously introduced full color electronic destination sign systems and with its global presence is leveraging its purchasing power to realize decreased cost of materials. Our subsidiary, Digital Audio, continues to develop new products for the law enforcement and surveillance markets in support of the initiatives in U.S. Homeland Security. The Company considers any increase in government funding related to national security, intelligence, and law enforcement initiatives as having the potential to influence positively the opportunity to sell our audio processing solutions and surface transit security enhancement. As a result of increased attention to the potential for terrorist’s threats to transit vehicles and infrastructure, the Company has the potential to leverage on the vehicle locating and monitoring aspect of its Transportation Segment; an essential element of security is knowing, on a real time basis, the precise location of critical assets.

5.	Pursue Strategic Partnerships, Alliances and Acquisitions. In September 2003, Digital Recorders subsidiary and GE Transportation Systems Global Signaling, LLC (GETSGS) through General Electric’s (“GE”) Advanced Communications division based in Hingham, Mass signed a three-year Teaming Agreement. Through this agreement, the Company and GETSGS work together to deliver advanced technology systems integration projects. Our Digital Recorders division focuses on vehicle location and passenger information processing and delivery systems while GETSGS focuses on communications technology, project management, and system integration. Through this agreement with GE, an organization that is uniquely capable of integrating our products with much larger systems in ways that exceed our independent technological and financial capabilities, the Company believes it will significantly extend our transit market reach. The Company further believes the GPS-based vehicle location products, including the security aspect of such as noted above, may represent one of the Company’s more significant internal growth opportunities in fiscal year 2004 and 2005.

6.	Increase working capital through better asset management. The Company recognizes that the working capital assets of trade accounts receivable and inventories represent significant opportunities if properly and aggressively managed. Customer account balances are continually monitored and evaluated by reviewing payment history and patterns of heavy shipments that could limit credit line borrowings with the asset based lender. As inventories increased in recent years due to requirements of the markets served and changes in technology, the Company has developed initiatives to promote retrofit sales programs and incentives to utilize existing versions of technology.

The Company believes the cash and cash equivalents at June 30, 2004, together with the borrowing availability under its lines of credit, will be sufficient to fund existing operations for the remainder of 2004, assuming continued improvement in the Company’s overall cost structure resulting from continued cost reduction activities, ongoing efforts aimed at controlling costs and improvements in asset management of trade accounts receivable and inventories.

(3)	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company previously recorded goodwill in connection with its acquisition of Digital Audio Corporation and Mobitec. The carrying values of these reporting units are determined by allocating all applicable assets (including goodwill) and liabilities based upon the unit in which the assets are employed and to which the liabilities relate, considering the methodologies utilized to determine the fair value of the reporting units.

The Company completed its annual goodwill and indefinite life intangible asset impairment evaluations as of December 31, 2003 and 2002, and concluded that no impairment existed. Therefore, as a result of these impairment evaluations, no impairment charges were recorded during the years ended December 31, 2003 and 2002.

No significant changes have occurred related to the operations or in the carrying amount of goodwill for each of the Company’s operating segments or in the composition of the Company’s acquired intangible assets and the associated accumulated amortization have occurred since December 31, 2003. Therefore, an interim impairment evaluation has not been performed by the Company as of June 30, 2004.

(4)	INVENTORIES

Inventories consist of the following:

	June 30,	December 31,
	2004	2003
Raw materials and system components	$7,495,344	$7,477,081
Work in process	179,072	233,436
Finished goods	2,774,853	2,087,093

	$10,449,269	$9,797,610

(5)	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30,	December 31,
	2004	2003
Leasehold improvements	$109,723	$87,561
Computer and telecommunications equipment	1,359,616	1,333,987
Capitalized software	1,892,036	1,513,300
Test equipment	222,926	224,022
Furniture and fixtures	1,634,863	1,627,370

	5,219,164	4,786,240
Less accumulated depreciation and amortization	2,622,619	2,351,651

	$2,596,545	$2,434,589

(6)	LINES OF CREDIT AND LONG-TERM DEBT

a) Lines of Credit

The Company has a three year asset-based lending agreement (the “Credit Agreement”) with LaSalle Business Credit LLC (“LBC”). Borrowings under the Credit Agreement are classified as current liabilities in accordance with EITF 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. However, it is management’s intention to manage the Credit Agreement as long-term debt with a final maturity date of November 15, 2006, as provided for in the Credit Agreement.

At June 30, 2004, the Credit Agreement, as amended, provides up to $10.0 million in borrowings to be used for acquisitions, working capital and general corporate purposes. The borrowing is inclusive of $2.0 million for Letters of Credit and $0.5 million for term loans. The interest rate on loans under this agreement is the published prime lending rate (4.00 percent at June 30, 2004) plus 1.75 percent. There is a fee equal to 2.5 percent on the aggregate undrawn face amount of all Letters of Credit outstanding.

The Credit Agreement as amended includes customary covenants and conditions relating to the conduct and operation of the Company’s business. Specifically, the Credit Agreement subjects the Company to an escalating fixed charge coverage ratio from 1.0 to 1.5 and an escalating tangible net worth value (as defined) from $1.5 million to $2.7 million over the term of the agreement calculated on a quarterly and rolling 12 month basis; limits annual capital expenditures to $1.5 million and limits credit by providing for a reserve of $600,000 until certain financial covenants have been met. At June 30, 2004, available collateral based on the value of eligible trade accounts receivable and inventories was $6,168,979. This, given the outstanding debt balance under this agreement of $4,469,779, would have resulted in additional borrowing availability of $1,699,200. However, the required reserve reduced additional borrowing availability by $600,000 to $1,099,200. The outstanding debt under the Credit Agreement is secured by substantially all U.S.-based assets of the Company. At June 30, 2004, the Company was in compliance with its financial covenants within the Credit Agreement, as amended.

On April 14, 2004, the Company and LBC agreed to amendments to the escalating tangible net worth and escalating fixed charge coverage ratio loan covenants. The amendment takes into effect the Company’s results of operations for the three months ended December 31, 2003 that affected the initial covenant computations.

These covenants were revised after considering the results of operations for the three months ended December 31, 2003 and the Company’s projected operating plan for the year ending December 31, 2004.

The escalating tangible net worth covenant “Minimum Tangible Net Worth” was reduced by $1,000,000 and reset to $1,500,000 from $2,500,000 for the period of December 31, 2003 through December 30, 2004 and increases $600,000 per year thereafter for the remaining life of the loan. The time periods required to maintain the escalating fixed charge coverage ratio were also reduced to exclude the three months ended December 31, 2003; and are now 1.00:1.00 for the three and six months ended March 31, 2004 and June 30, 2004; and 1.15:1.00 for the nine and twelve months ended September 30, 2004 and December 31, 2004. Additionally, the interest rate on borrowings increased from prime plus 1.00 to prime plus 1.75 effective April 14, 2004 and forward. The impact on the 2004 financial statements based on the outstanding balance of this loan as of June 30, 2004 would be approximately $25,142. Also, the reserve on borrowings was increased to $600,000 from $500,000 until receipt of the certified 2004 financial statements reflecting an EBITDA to fixed charge coverage ratio of at least 1.15:1.00.

Mobitec AB, the Company’s wholly owned Swedish subsidiary, has an agreement with its bank in Sweden from which it may currently borrow up to a maximum of 10,000,000 krona (SEK) or $1,325,000 (based on the June 30, 2004 conversion rate). At June 30, 2004, 5,413,566 krona (SEK), or $717,298 was outstanding, resulting in additional borrowing availability of 4,586,434 krona (SEK), or $607,702. The maximum borrowing in the amount of 10,000,000 krona (SEK) is secured by cash on deposit with the bank in the amount of 2,200,000 krona (SEK), or $291,500. The terms of this agreement require payment of an unused credit line fee equal to 0.5 percent of the unused portion and average interest of 4.1 percent of the outstanding balance. This agreement is secured by substantially all assets of Mobitec AB. The line of credit agreement has an expiration date of December 31, 2004. On or before expiration, the Company expects to renew this credit agreement with an agreement substantially similar in terms and conditions.

Mobitec AB also has an agreement with the same bank from which it may borrow up to 6,000,000 krona (SEK), or $795,000 (based on the June 30, 2004 conversion rate). There were not any outstanding borrowings against this line at June 30, 2004 resulting in additional borrowing availability of 6,000,000 krona (SEK), or $795,000. The line of credit bears average interest of 5.29 percent and is collateralized by accounts receivable of Mobitec AB. The agreement has an expiration date of December 31, 2004. On or before expiration, the Company expects to renew this credit agreement with an agreement substantially similar in terms and conditions.

Transit Media-Mobitec GmbH, the Company’s wholly owned German subsidiary, has an agreement with its bank in Germany from which it may currently borrow up to a maximum of 512,000 Euro (EUR) or $618,752 (based on the June 30, 2004 conversion rate). At June 30, 2004, 433,118 Euro (EUR), or $523,423 was outstanding, resulting in additional borrowing availability of 78,882 Euro (EUR), or $95,329. This agreement is secured by all customer accounts receivable and inventory of Transit Media-Mobitec GmbH. This agreement has an open ended term.

Lines of credit at June 30, 2004 and December 31, 2003 consist of the following:

	June 30,	December 31,
	2004	2003
Line of credit with LaSalle Business Credit, dated November 6, 2003, as amended, payable in full November 15, 2006, secured by accounts receivable, inventory and all assets of the U.S. based domestic entities of the Company.	$4,469,779 *	$4,222,336 *
Line of credit with Swedish bank dated December 31, 2003, secured by assets of the Swedish subsidiary, Mobitec AB, and a cash deposit, with average interest of 4.1%.	717,298	1,356,435
Line of credit with Swedish bank dated December 31, 2003 secured by accounts receivable of the Swedish subsidiary, Mobitec AB, with average interest at 5.29%.	—	404,280
Line of credit with German bank dated June 23, 2004 secured by accounts receivable and inventory of the German subsidiary, Transit Media — Mobitec GmbH, with average interest at 3.28%.	523,423	—

Total lines of credit	$5,710,500	$5,983,051

* Classified as a current liability in conformity with EITF 95-22

b) Long-Term Debt

Long-term debt consists of the following notes and obligations, the proceeds of which were used to finance the Mobitec acquisition and for working capital requirements.

An unsecured note in the amount of $1,765,235 and obligation in the amount of $225,000 are due a shareholder. The note, as amended, requires three incrementally increasing quarterly payments due at the end of each quarter beginning with the third quarter of 2004 in the amounts of $50,000, $75,000, and $100,000 with the remaining balance in the amount of $1,540,235 due June 30, 2005. The unsecured note has an annual interest rate of 9 percent paid annually increasing to 10 percent beginning July 1, 2004. The obligation balance of $225,000 at June 30, 2004 and December 31, 2003 is non interest bearing and was due in full June 30, 2004. The obligation was paid in full on July 30, 2004.

A term loan from a Swedish bank dated June 28, 2001 having a balance of 9,900,000 krona (SEK), or $1,311,750 (based on the June 30, 2004 conversion rate), is payable in 9 remaining quarterly payments of 1,100,000 krona (SEK), or $145,750 (based on the June 30, 2004 conversion rate), at an annual interest rate of 5.35 percent and is secured by stock of the Company’s Swedish holding company subsidiary, DRI-Europa AB, and its consolidated subsidiary, Mobitec AB.

The two convertible debentures dated June 22, 2001 and July 31, 2002 (the “Renaissance Notes”) having a carrying value on December 31, 2003 of $2,838,000 and $1,150,000, respectively, were converted into an aggregate of 2,075,000 common shares on April 23, 2004.

A convertible subordinated debenture in the amount of $250,000 dated August 26, 2002, is payable to a shareholder and member of the Board of Directors, and is due in full August 26, 2009, if not sooner redeemed or converted, with annual interest at 8 percent paid monthly. It also provides for monthly principal redemption installments commencing August 26, 2005, each of such installments to be in the dollar amount of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount. The loan agreement under which the convertible debenture was issued subjects the Company to a 1:1 Earnings Before Interest, Depreciation and Amortization to interest coverage ratio to be calculated quarterly on a rolling four quarter basis and a 1.3:1 current ratio to be calculated at each quarter end. At June 30, 2004, the Company was not in compliance with the interest coverage ratio covenant within the agreement, but received a waiver on August 13, 2004 for its violation of this financial covenant.

Long-term debt at June 30, 2004 and December 31, 2003 consists of the following:

	June 30,	December 31,
	2004	2003
Unsecured note to a stockholder, dated June 28, 2001, payable in full June 30, 2005, with interest at 9%, increasing to 10% in July 2004.	$1,765,235	$1,765,235
Unsecured obligation to a shareholder dated June 28, 2001, payable in 12 quarterly installments, with zero interest.	225,000 *	225,000
Note payable to a Swedish bank, dated June 28, 2001, payable in 20 quarterly installments of $144,650 including interest at 5.35%. Note collateralized by stock of Swedish holding company and consolidated subsidiary.	1,311,750	1,667,927
Convertible debentures dated June 22, 2001, payable in full June 22, 2008, with interest at 8%, net of unamortized discount arising from warrants.	—	2,838,000 **
Convertible debentures dated July 31, 2002, payable in full June 27, 2009, with interest at 8%.	—	1,150,000
Convertible debenture dated August 26, 2002, payable in full August 26, 2009, with interest at 8%.	250,000	250,000

Total long-term debt	3,551,985	7,896,162
Less current maturities	2,714,985	1,249,110

	$837,000	$6,647,052

* The unsecured obligation to a shareholder was paid in full on July 30, 2004.

** Net of unamortized discount of $162,000.

Net interest expense was $341,257 and $279,621 for the three months ended June 30, 2004 and 2003, respectively; and $574,289 and $589,443 for the six months ended June 30, 2004 and 2003, respectively. Net interest expense for the three and six months ended June 30, 2004 included $153,000 in amortized debt discount related to the conversion of the convertible debentures dated June 22, 2001.

(7)	PER SHARE AMOUNTS

The basic net income per common share has been computed based upon the weighted average of shares of common stock outstanding. Diluted net income per common share has been computed based upon the weighted average of shares of common stock outstanding and shares that would have been outstanding assuming the issuance of common stock for all dilutive potential common stock outstanding. The Company’s convertible preferred stock, convertible debt, options and warrants represent the only dilutive potential common stock outstanding.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss) applicable to common shareholders	$(97,832)	$215,827	$(12,236)	$4,360
Effect of dilutive securities on net income:
Convertible debt	—	52,800	—	—

Net income applicable to common shareholders, assuming conversions	$(97,832)	$268,627	$(12,236)	$4,360

Weighted average shares outstanding - Basic	6,858,851	3,812,167	5,423,802	3,808,342
Effect of dilutive securities on shares outstanding;
Options	—	133,714	—	100,934
Warrants	—	52,249	—	41,947
Convertible debt	—	2,200,000	—	—

Weighted average shares outstanding - Diluted	6,858,851	6,198,130	5,423,802	3,951,223

(8)	TRANSLATION OF FOREIGN CURRENCY

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

(9)	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three and six months ended June 30, 2004 and 2003 consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss)	$(5,235)	$260,077	$161,142	$92,860
Foreign currency translation adjustment	(101,469)	583,050	(590,456)	818,895

Total comprehensive income (loss)	$(106,704)	$843,127	$(429,314)	$911,755

(10)	SEGMENT INFORMATION

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales
Transportation products	$11,282,467	$12,207,947	$23,116,168	$22,459,330
Law enforcement and surveillance	463,360	312,966	765,365	978,776

	$11,745,827	$12,520,913	$23,881,533	$23,438,106

Operating income (loss)
Transportation products	$1,628,277	$1,744,452	$3,355,173	$2,695,107
Law enforcement and surveillance	56,390	1,129	57,808	242,750
Parent Entities	(1,443,033)	(1,107,673)	(2,576,442)	(2,168,653)

	$241,634	$637,908	$836,539	$769,204

Depreciation and amortization
Transportation products	$136,412	$115,637	$275,854	$211,736
Law enforcement and surveillance	22,724	31,155	31,940	58,779
Parent Entities	48,707	50,199	97,981	95,603

	$207,843	$196,991	$405,775	$366,118

Capital expenditures
Transportation products	$220,604	$305,387	$457,751	$390,223
Law enforcement and surveillance	28,657	36,029	35,917	111,213
Parent Entities	6,674	7,356	47,804	23,653

	$255,935	$348,772	$541,472	$525,089

Geographic information — net sales
NAFTA	$6,097,965	$6,828,635	$13,083,809	$13,698,100
Europe	4,725,732	4,803,700	9,081,288	8,318,433
Pacific and Other	922,130	888,578	1,716,436	1,421,573

	$11,745,827	$12,520,913	$23,881,533	$23,438,106

	June 30, 2004	December 31, 2003
Identifiable assets
Transportation products	$33,171,760	$29,699,102
Law enforcement and surveillance	2,134,214	2,033,961
Parent entities	2,057,346	2,818,833

	$37,363,320	$34,551,896

Long-lived assets
Transportation products	$12,733,740	$13,309,034
Law enforcement and surveillance	1,235,195	1,231,936
Parent Entities	558,951	493,158

	$14,527,886	$15,034,128

(11)	TAXES

The Company’s effective tax rate of 19 percent for the six months ended June 30, 2004 was different than the expected statutory rate of 35 percent primarily due to the utilization of net operating loss carry forwards in an international jurisdiction in which a subsidiary of the Company generated taxable earnings for the six months ended June 30, 2004. As of December 31, 2003, the Company had established a full valuation allowance related to the deferred tax asset related to the net operating losses due to the then uncertainty of the ability of the Company to use the loss carry forwards. The Company has not assumed the reduction or reversal of the valuation allowance other than related to the projected taxable earnings of this subsidiary during 2004.

We have significant net operating loss carryforwards that may be used to offset taxable income in future periods. As a result of our consummation of certain equity transactions during the second quarter of 2004, we have determined that our net operating loss carryforwards and related tax benefits are limited under the Internal Revenue Code to $1.5 million annually. We have completed our initial assessment of the impact of this limitation and do not believe this will adversely impact our net deferred tax asset.

(12)	BENEFICIAL CONVERSION

On April 1, 2004, the Company and Dolphin Offshore Partners, L.P. (“Dolphin”) agreed to revise and reform the terms of the Series F Convertible Preferred Stock and a related warrant. The principal terms of the revisions are as follows: (1) the warrant, pursuant to which Dolphin had the right to purchase 319,149 shares of common stock for an exercise price of $3.00 per share, was terminated, in order to comply with certain requirements of Nasdaq listing standards, (2) the price at which the Series F Stock is convertible at any time into shares of common stock was decreased from $2.35 per share to $2.00 per share of common stock, subject to certain adjustments for stock splits or similar events (the “Conversion Price”), (3) prior to conversion, the Series F Stock votes as a single class with holders of common stock, with each share of Series F Stock entitled to a number of votes equal to the liquidation value, which is $5,000 per share, divided by $2.35, (4) the shares of Series F Stock continue to be mandatorily convertible into shares of common stock if the common stock hits certain targeted trading prices or upon the conversion of the Renaissance Notes (See Note 6 of the Notes to Unaudited Consolidated Financial Statements), (5) the holder of the Series F Stock is entitled to receive cumulative quarterly dividends, in preference to the holders of common stock, at the rate of 3.0% per annum on the liquidation value of the Series F shares, which dividends are payable in additional shares of Series F Stock having a liquidation value equal to the dividend amount, and (6) the Series F Stock dividend rate will increase to 10% per annum beginning in November 2008 if the common stock does not meet certain market price objectives before then. The Company also granted to Dolphin a right of first refusal to purchase, in connection with future equity offerings by the Company, for a period of five years after the Series F issuance date, a sufficient number of the securities issued in such equity offering to maintain its proportionate ownership interest in the Company, on a diluted basis, and this right has not been modified. The Company also granted to Dolphin certain rights to have the shares of common stock underlying the Series F Stock registered with the SEC. The Company accounted for the reformation as a redemption under EITF Topic D-42: The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The reformation had no impact on net income applicable to common shareholders based on management’s computation of the fair value of the financial instruments exchanged. All previously outstanding shares of Series F Stock were converted into 760,232 shares of common stock on April 27, 2004.

(13)	SUBSEQUENT EVENTS

Between July 1 and July 23, 2004, holders of Series E Convertible Preferred stock converted 101 shares into 168,333 common shares.

(14)	LEGAL PROCEEDINGS

The Company, in the normal course of its operations, is involved in legal actions incidental to its business. In management’s opinion, the ultimate resolution of these matters will not have a material adverse effect upon the current financial position of the Company or future results of operations.

On April 3, 2003, the Company filed a declaratory judgment action in the United States District Court for the Northern District of Texas, Dallas Division, seeking a finding by the court to the effect that the Company was not infringing on U.S. Patent No. 6,522,754, entitled “Digital Vehicle Microphone System and Method,” held by Clever Devices, Ltd. That company had previously asserted in letters to the Company that the Company’s StealthMic product infringed that patent. Clever Devices filed a counterclaim on May 23, 2003, seeking injunctive relief and unspecified damages. The Company entered into a settlement agreement with Clever Devices, and all claims and causes of action were dismissed with prejudice on June 3, 2004. The terms of the settlement are not material to the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT ARE IN ITEM 1 OF THIS DOCUMENT.

Business — General

We directly or through contractors, design, manufacture, sell, and service information technology and audio surveillance technology products through two business segments. These two business segments are: (1) the transportation communications segment; and (2) the law enforcement and surveillance segment. While service is a significant aspect of our marketing strategy, it is not yet a material generator of revenue and was approximately one percent to two percent of net sales for the three and six months ended June 30, 2004.

Our transportation communications segment produces products sold worldwide within the passenger and operating system information communication industry and market. This includes information systems for users and operators of transportation systems both on-board and off-board the vehicle. Additionally, Automatic Vehicle Locating and Monitoring capabilities are addressed for fleet management, passenger information, and scheduling as well as for enhancement of security of transportation systems and vehicles. We transact our sales with transportation vehicle equipment customers generally in two broad categories. Those categories are end customers, including: (1) municipalities; (2) regional transportation districts; (3) federal, state, and local departments of transportation; (4) transit agencies; (5) public, private, or commercial operators of vehicles; and (6) rental car agencies; and original equipment manufacturers (“OEMs”) of transportation vehicles. The relative percentage of sales to end customers as compared to OEM customers varies widely and frequently from quarter to quarter and year to year and within products and product lines comprising our mix of total revenue in any given period.

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

We generally recognize product revenue upon shipment of products to customers and service revenue upon completion of the service. Because our operations are characterized by significant research and development expenses preceding product introduction, net sales and certain related expenses may not be recorded in the same period, thereby producing fluctuations in operating results. Our dependence upon large contracts and orders, as well as upon a small number of relatively large customers or projects, increases the magnitude of fluctuations in operating results particularly on a period- to-period, or period-over-period, comparison basis. For a more complete description of our business, including a description of our products, sales cycle and research and development, see “Item 1. Business,” in our 2003 Annual Report on Form 10-K/A (Amendment No. 2).

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

Results of Operations

The following discussion provides an analysis of our results of operations and liquidity and capital resources. This should be read in conjunction with our unaudited consolidated financial statements and related notes thereto contained in Item 1 of this filing. The operating results of the three-month and six-month periods presented were not significantly affected by inflation.

The following table sets forth the percentage of our revenues represented by certain items included in our Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	57.1	60.0	57.6	59.5

Gross profit	42.9	40.0	42.4	40.5

Operating expenses:
Selling, general and administrative	38.8	30.7	34.8	32.2
Research and development	2.0	4.2	4.1	5.0

Total operating expenses	40.8	34.9	38.9	37.2

Operating income	2.1	5.1	3.5	3.3
Other expense and interest expense	(2.5)	(1.3)	(2.5)	(1.9)

Income (loss) before income tax expense	(0.4)	3.8	1.0	1.4
Income tax benefit (expense)	0.3	(1.6)	(0.2)	(0.9)

Income (loss) before minority interest in income of consolidated subsidiary	(0.1)	2.2	0.8	0.5
Minority interest in consolidated subsidiary	0.1	(0.1)	(0.1)	(0.2)

Net income (loss)	(0.0)%	2.1%	0.7%	0.3%

COMPARISON OF OUR RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

Net Sales and Gross Profit

Our net sales for the three months ended June 30, 2004 decreased $775,086 or 6.2 percent, from $12,520,913 for the three months ended June 30, 2003 to $11,745,827 for the three months ended June 30, 2004. Our gross profit for the three months ended June 30, 2004 increased $29,885, or 0.6 percent, from $5,006,905 for the three months ended June 30, 2003 to $5,036,790 for the three months ended June 30, 2004.

During the three months ended June 30, 2004, the Company recorded revenues associated with a software license agreement. Our net sales would have decreased 11.1 percent from 2003 and our gross profit would have decreased 11.8 percent from 2003 without the license revenues and the related gross profit.

Following is a discussion of these changes in net sales and gross profit by segment.

Transportation Communications Segment. For the three months ended June 30, 2004, sales of our transportation communications segment decreased $925,480, or 7.6 percent, from $12,207,947 for the three months ended June 30, 2003 to $11,282,467 for the three months ended June 30, 2004. The decrease resulted from a decrease in U.S. domestic sales revenues of $254,682 and a decrease in international sales of $670,798. The decrease in U.S. domestic sales is attributed to a decrease in sales of electronic destination sign systems from the timing of orders partially offset by an increase in revenues for automatic voice announcement systems and system licensing revenues. The decrease related to the timing of orders may or may not be realized in 2004 and, to the extent realized, may not be incremental to the remainder of 2004 as planned. The licensing revenues for the three months ended June 30, 2004 represented 5.5 percent of total net segment sales. The decrease in international sales was primarily attributed to a shift in Scandinavian and Brazilian orders to future periods. This shortfall was partially offset by higher sales volume in the German subsidiary for ALL LED electronic destination sign systems, higher sales in Australia and more favorable average foreign currency exchange rates in 2004 as compared to 2003. The increase in net sales due to foreign currency fluctuations was approximately $310,000 and is not expected to be significant for the full year of 2004 as compared to the prior year when foreign currency fluctuations were more volatile as the U.S. dollar continued to weaken. The Company has no control over the foreign currency fluctuations and does not utilize currency hedging tools as its foreign companies primarily transact business in their respective functional currencies thereby reducing the impact of foreign currency translation differences. If the U.S. dollar strengthens compared to the foreign currencies converted, it is likely the total sales reported in U.S. dollars would decline. In general, sales prices on the majority of our products have remained relatively stable in the three months ended June 30, 2004. Our expected sales growth in the transportation communications segment will be dependent upon the expansion of new product offerings and technology, as well as our expansion into new geographic areas. We believe our relatively high market share positions in our current markets preclude significant sales growth from increased market share.

Our transportation communications segment gross profit for the three months ended June 30, 2004 decreased $64,167 or 1.3 percent, from $4,777,409 for the three months ended June 30, 2003 to $4,713,242 for the three months ended June 30, 2004. As a percentage of segment sales, our gross profit improved to 41.8 percent of our net segment sales for the three months ended June 30, 2004 as compared to 39.1 percent for the three months ended June 30, 2003. The net decrease of $64,168 was attributed to the international operations which realized a net margin decrease of $281,332 partially offset by an increase in U.S domestic gross profit of $217,164, following the higher margins associated with licensing revenues. The licensing fee revenue gross margins accounted for 13.2 percent of the total gross margins for the three months ended June 30, 2004. The gross profit would have been 38.4 percent excluding the license fee revenue gross margin. The U.S. gross profit percentage for the three months ended June 30, 2004 was 43.1 percent as compared to 38.5 percent for the prior year. The U.S. gross margins would have been 39.7 percent excluding the license fee revenue gross margin. The remaining 1.2 percent increase in average U.S. gross margins is primarily the result of ongoing cost reduction and profit improvement programs initiated in the last half of 2003 plus an increase in sales of higher gross margin systems. The consolidated international operations realized average gross margins in the three months ended June 30, 2004 of 39.7 percent and 40.0 percent in 2003. The slight decrease in gross margins is attributed to product mix and introduction in 2004 of the lower priced ALL LED sign systems in the European markets. The gross margins are affected by selling prices, which are expected to be relatively stable in the near term, and direct cost of materials and services to manufacture and assemble the Company’s products. The Company expects to realize gross margin improvements in future periods reflecting the full effect of 2004 initiatives through negotiations with suppliers to lower unit component costs, introduce technology improvements decreasing the overall system cost and in-house production of sub-assemblies that were previously purchased from suppliers at higher costs. We believe improvement in our gross profit percentage is dependent primarily upon overall economic and competitive conditions in the transportation sector, introduction of new technology products, and the continued success of on-going profit improvement initiatives.

Law Enforcement and Surveillance Segment. For the three months ended June 30, 2004, sales for our law enforcement and surveillance segment increased $150,394 or 48.1 percent, from $312,966 for the three months ended June 30, 2003 to $463,360 for the three months ended June 30, 2004. The sales increase is primarily attributed to federal budget spending increases for our systems and products.

During the three months ended June 30, 2004, quoting activity to government agencies has been strong relative to prior years, with dollar volume substantially higher than the same periods in both 2002 and 2003. Management believes this increase in quotation activity will generate new orders in 2004.

The segment gross profit for the three months ended June 30, 2004 increased $93,987, or 41.0 percent, from $229,496 for the three months ended June 30, 2003 to $323,483 for the three months ended June 30, 2004. As a percentage of segment sales, our gross profit was 69.8 percent of our net segment sales for the three months ended June 30, 2004 as compared to 73.3 percent for the three months ended June 30, 2003. The decrease in the average gross margin percentage was primarily attributed to sales of products having a higher content of material costs including higher costs incurred for third party components. We believe improvement in our gross profit percentage is dependent upon overall economic and competitive conditions in the law enforcement and surveillance sector, introduction of new technology products, and the continued success of our cost reduction programs.

Selling, General and Administrative, Research and Development Expenses

Our selling, general and administrative expenses for the three months ended June 30, 2004 increased $720,895, or 18.8 percent, from $3,837,034 for the three months ended June 30, 2003 to $4,557,929 for the three months ended June 30, 2004. This increase includes $199,328 resulting from reclassification of expenses reported in the first quarter between the line item totals of Selling, General and Administrative and Research and Development expense. This reclassification had no affect on the reported results. Had this reclassification not occurred, the increase would have been $521,567 or 13.6 percent. This increase was primarily attributed to increases in public company expenses, legal and audit, depreciation, bank fees and foreign currency fluctuations. As a percentage of our sales, these expenses were 38.8 percent for the three months ended June 30, 2004 and 30.7 percent for the three months ended June 30, 2003. Excluding the reclassification amount of $199,328, the percentage of sales would have been 37.1 percent. Management believes these expenses will decrease as a percentage of our sales in future periods if our revenue increases substantially and as we continue to focus on expense and cost reduction. However, our selling, general and administrative expenses could increase in future periods due to: (1) expansion into other geographic areas; (2) expansion through acquisition; and (3) introduction of new products and services.

Our research and development expenses for the three months ended June 30, 2004 decreased $294,736, or 55.4 percent, from $531,963 for the three months ended June 30, 2003 to $237,227 for the three months ended June 30, 2004. This decrease includes $199,328 resulting from a reclassification of expenses reported in the first quarter between the line item totals of Selling, General and Administrative and Research and Development expense. This category of expenses includes internal engineering personnel and outside engineering expense for software and hardware development, sustaining product engineering and new product development. As a percentage of our net sales, these expenses decreased from 4.2 percent for the three months ended June 30, 2003 to 2.0 percent for the three months ended June 30, 2004. Excluding the reclassification amount of $199,328, the percentage of sales would have been 3.7 percent. Certain engineering personnel were used in the development of software during each of these periods and incurred costs that met the capitalization criteria of SFAS No. 86, “Capitalization of Software Development Costs”. The total amount of personnel and other expense capitalized in the three months ended June 30, 2004 was $198,000 as compared to $217,052 for the three months ended June 30, 2003. In the longer term, we expect the net research and development expenses to remain in the same general range (approximately 5 to 8 percent) as a percentage of sales.

Operating Income

The net change in our operating income for the three months ended June 30, 2004 was a decrease of $396,274 from net operating income of $637,908 for the three months ended June 30, 2003 to net operating income of $241,634 for the three months ended June 30, 2004. This decrease would have been more significant without the margins associated with the license fee revenue; and is primarily due to lower sales in the transportation communications segment and higher operating expenses and personnel costs as described above partially offset by higher sales in the law enforcement and surveillance segment.

Other Expense and Income Tax Expense

Our total other expense for the three months ended June 30, 2004 was $289,385, a net increase in expense of $123,917 as compared to $165,468 for the three months ended June 30, 2003. This increase was primarily due to the decrease in foreign translation gains of $80,877, to $19,138 for the three months ended June 30, 2004 as compared to net translation gains of $100,015 for the three months ended June 30, 2003. The net increase in other income totaled $18,576. The Company does not expect to realize any significant foreign currency translation gains or losses for the remainder of 2004 as management believes the functional currencies will remain similar to the foreign currency exchange rates at June 30, 2004. However, the economic uncertainty in the global markets in which the Company operates may result in volatility of the U.S. dollar thereby generating the possibility of foreign exchange gains and losses on that debt denominated in U.S. dollars in Sweden. The net interest expense increased $61,636 from $279,621 for the three months ended June 30, 2003 to $341,257 for the three months ended June 30, 2004. The increase in interest expense was primarily attributed to recording a non-cash interest charge of $170,606, primarily related to the write-off of the balance of unamortized debt discount when a significant portion of the convertible debt was converted to common stock. Excluding the non-cash interest expense of $170,606, the net interest expense would have decreased $108,970 and was the result of equity proceeds used to pay down the credit line debt and conversion of subordinated debt to common stock equity.

The effective tax rate of 68.7 percent for the three months ended June 30, 2004 is different than the expected statutory tax rate resulting from the Company’s true up of the tax expense for the six months ended June 30, 2004 based on the Company’s projected results for fiscal 2004. Our net income tax benefit was $32,825 for the three months ended June 30, 2004, as compared with an income tax expense of $200,173 for the three months ended June 30, 2003. The effective tax rate of 42.4 percent for the three months ended June 30, 2003 reflected the impact of the taxable losses in international jurisdictions in which the Company provided no benefit recognition.

Net Income (Loss) Applicable to Common Shareholders

The net change in our net income applicable to common shareholders for the three months ended June 30, 2004 was a decrease of $313,659 from a net income of $215,827 for the three months ended June 30, 2003 to net loss of $97,832 for the three months ended June 30, 2004. The net operating income before minority interest in income of consolidated subsidiary decreased $287,193 from net income of $272,267 for the three months ended June 30, 2003 to a net loss of $14,926 for the three months ended June 30, 2004. The preferred stock dividends increased $48,347 from $44,250 for the three months ended June 30, 2003 to $92,597 for the three months ended June 30, 2004 due to the additional dividend requirements for the Series E and Series F Convertible Preferred stock issued during 2003 and 2004.

COMPARISON OF OUR RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

Net Sales and Gross Profit

Our net sales for the six months ended June 30, 2004 increased $443,427 or 1.9 percent, from $23,438,106 for the six months ended June 30, 2003 to $23,881,533 for the six months ended June 30, 2004. Our gross profit for the six months ended June 30, 2004 increased $629,869, or 6.6 percent, from $9,490,513 for the six months ended June 30, 2003 to $10,120,382 for the six months ended June 30, 2004.

During the six months ended June 30, 2004, the Company recorded revenues associated with a software license agreement. Our net sales would have decreased 0.7 percent from 2003 and our gross profit would have increased 0.1 percent from 2003 without the license revenues and the related gross profit.

Following is a discussion of these changes in net sales and gross profit by segment.

Transportation Communications Segment. For the six months ended June 30, 2004, sales of our transportation communications segment increased $656,838, or 2.9 percent, from $22,459,330 for the six months ended June 30, 2003 to $23,116,168 for the six months ended June 30, 2004. The increase resulted from an increase in U.S. domestic sales revenues of $240,078 and an increase in international sales of $416,760. The increase in U.S. domestic sales is attributed to an increase in the Digital Recorders division sales revenues for automatic voice announcement systems and system licensing revenues partially offset be a decrease in sales of electronic destination sign systems. The licensing fee revenues for the six months ended June 30, 2004 represented 2.7 percent of total net segment sales. The increase in international sales was primarily attributed to higher sales in the German subsidiary for ALL LED electronic destination sign systems, higher sales in Australia and more favorable average foreign currency exchange rates in 2004 as compared to 2003. The increase in net sales due to foreign currency fluctuations was approximately $1,260,000 and is not expected to be significant for the full year of 2004 as compared to the prior year when foreign currency fluctuations were more volatile as the U.S. dollar continued to weaken. The Company has no control over the foreign currency fluctuations and does not require the use of currency hedging tools as its foreign companies primarily transact business in their respective functional currencies thereby reducing the impact of foreign currency translation differences. If the U.S. dollar strengthens compared to the foreign currencies converted, it is likely the total sales reported in U.S. dollars would decline. In general, sales prices on the majority of our products have remained relatively stable in the six months ended June 30, 2004. Our expected sales growth in the transportation communications segment will be dependent upon the expansion of new product offerings and technology, as well as our expansion into new geographic areas. We believe our relatively high market share positions in our current markets preclude significant sales growth from increased market share.

Our transportation communications segment gross profit for the six months ended June 30, 2004 increased $762,510 or 8.7 percent, from $8,772,048 for the six months ended June 30, 2003 to $9,534,558 for the six months ended June 30, 2004. As a percentage of segment sales, our gross profit was 41.2 percent of our net segment sales for the six months ended June 30, 2004 as compared to 39.1 percent for the six months ended June 30, 2003. The net increase of $762,510 was attributed to the U.S. domestic operations which realized a net margin increase of $764,824 partially offset by an decrease in international operations gross profit of $2,314. The licensing fee revenue gross margins accounted for 6.5 percent of the total gross margins for the six months ended June 30, 2004. The gross profit would have been 39.6 percent excluding the license fee revenue gross margin. The U.S. gross profit percentage of sales for the six months ended June 30, 2004 was 43.2 percent as compared to 38.9 percent for the prior year. The 4.3 percent increase in average U.S. gross margins results from ongoing cost reduction and profit improvement programs initiated in the last half of 2003 plus an increase in sales of higher gross margin systems and licensing revenues. The U.S. gross margins would have been 40.6 percent excluding the license fee revenue gross margin. The consolidated international operations realized average gross margins of 41.1 percent and 43.0 percent in the six months ended June 30, 2004 and 2003, respectively. The slight decrease in gross margins is attributed to product mix and introduction in 2004 of the lower priced ALL LED sign systems in the European markets. The gross margins are affected by selling prices, which are expected to be relatively stable in the near term, and direct cost of materials and services to manufacture and assemble the Company’s products. The Company expects to realize gross margin improvements in future periods reflecting the full effect of 2004 initiatives through negotiations with suppliers to lower unit component costs, introduce technology improvements decreasing the overall system cost and in-house production of sub-assemblies that were previously purchased from suppliers at higher costs. We believe improvement in our gross profit percentage is dependent primarily upon overall economic and competitive conditions in the transportation sector, introduction of new technology products, and the continued success of our on-going profit improvement initiatives.

Law Enforcement and Surveillance Segment. For the six months ended June 30, 2004, sales for our law enforcement and surveillance segment decreased $213,411 or 21.8 percent, from $978,776 for the six months ended June 30, 2003 to $765,365 for the six months ended June 30, 2004. The sales for the six months ended June 30, 2003 were unusually high relative to historical levels, largely due to a single order for approximately $270,000 to the Federal Government and a $50,000 milestone on a foreign-customer-funded research project, both of which shipped in the first quarter.

During the six months ended June 30, 2004, the quoting activity to government agencies has been very strong relative to prior years, with dollar volume substantially higher than the same periods in both 2002 and 2003. Management believes this increase in quotation activity will generate new orders in 2004.

The segment gross profit for the six months ended June 30, 2004 decreased $132,644, or 18.5 percent, from $718,467 or the six months ended June 30, 2003 to $585,823 for the six months ended June 30, 2004. As a percentage of segment sales, our gross profit was 76.5 percent of our net segment sales for the six months ended June 30, 2004 as compared to 73.4 percent for the six months ended June 30, 2003. The increase in the average gross margin percentage was primarily attributed to sales of products having a lower content of material costs including lower costs incurred for third party components. We believe improvement in our gross profit percentage is dependent upon overall economic and competitive conditions in the law enforcement and surveillance sector, introduction of new technology products, and the continued success of our on-going cost reduction programs.

Selling, General and Administrative, Research and Development Expenses

Our selling, general and administrative expenses for the six months ended June 30, 2004 increased $773,767, or 10.3 percent, from $7,539,350 for the six months ended June 30, 2003 to $8,313,117 for the six months ended June 30, 2004. This increase was primarily attributed to increases in public company expenses, legal, audit and tax expense, depreciation, bank fees and foreign currency fluctuations. As a percentage of our sales, these expenses were 34.8 percent for the six months ended June 30, 2004 and 32.2 percent for the six months ended June 30, 2003. Management believes these expenses will decrease as a percentage of our sales in future periods if our revenue increases substantially and we continue to focus on expense and cost reduction. However, our selling, general and administrative expenses could increase in future periods due to: (1) expansion into other geographic areas; (2) expansion through acquisition; and (3) introduction of new products and services.

Our research and development expenses for the six months ended June 30, 2004 decreased $211,233, or 17.9 percent, from $1,181,959 for the six months ended June 30, 2003 to $970,726 for the six months ended June 30, 2004. This category of expenses includes internal engineering personnel and outside engineering expense for software and hardware development, sustaining product engineering and new product development. As a percentage of our net sales, these expenses decreased from 5.0 percent for the six months ended June 30, 2003 to 4.1 percent for the six months ended June 30, 2004. Certain engineering personnel were used in the development of software during each of these periods and incurred costs that met the capitalization criteria of SFAS No. 86, “Capitalization of Software Development Costs”. The total amount of personnel and other expense capitalized in the six months ended June 30, 2004 was $378,736 as compared to $401,793 for the six months ended June 30, 2003. In the longer term, we expect the net research and development expenses to remain in the same general range (approximately 5 to 8 percent) as a percentage of sales.

Operating Income

The net change in our operating income for the six months ended June 30, 2004 was an increase of $67,335 from net operating income of $769,204 for the six months ended June 30, 2003 to net operating income of $836,539 for the six months ended June 30, 2004. This increase is primarily due to margins from the license fee revenues in the transportation communications segment partially offset by lower sales in the law enforcement and surveillance segment and higher operating expenses as described above.

Other Expense and Income Tax Expense

Our total other expense for the six months ended June 30, 2004 was $604,778, a net increase in expense of $177,630 as compared to $427,148 for the six months ended June 30, 2003. This increase was primarily due to the net decrease in foreign translation gains of $224,182. The foreign translation losses for the six months ended June 30, 2004 were $95,508 as compared to net translation gains of $128,674 for the six months ended June 30, 2003. The net increase in other income totaled $31,398. The Company does not expect to realize any significant foreign currency translation gains or losses for the remainder of 2004 as management believes the functional currencies will remain similar to the foreign currency exchange rates at June 30, 2004. However, the economic uncertainty in the global markets in which the Company operates may result in volatility of the U.S. dollar thereby generating the possibility of foreign exchange gains and losses on that debt denominated in U.S. dollars in Sweden. The net interest expense decreased $15,154 from $589,443 for the six months ended June 30, 2003 to $574,289 for the six months ended June 30, 2004. The 2004 net interest expense included a non-cash interest charge of $170,606 primarily related to the write-off of the balance of unamortized debt discount when a significant portion of the convertible debt was converted to common stock. Excluding the non-cash interest expense of $170,606, the net interest expense would have decreased $185,760 from the six months ended 2003 to 2004. The net decrease in interest expense was primarily the result of equity proceeds used to pay down the credit line debt and $4.1 million of subordinated debt that was converted to common stock early in the second quarter.

The Company’s effective tax rate of 19 percent for the six months ended June 30, 2004 was different than the expected statutory rate of 35 percent primarily due to the utilization of net operating loss carry forwards in an international jurisdiction in which a full valuation allowance has been provided at December 31, 2003. Our net income tax expense was $44,098 for the six months ended June 30, 2004, as compared with an income tax expense of $199,572 for the six months ended June 30, 2003. The effective tax rate of 58.3 percent for the six months ended June 30, 2003 reflected the impact of the taxable losses in international jurisdictions in which the Company provided no benefit recognition.

Net Income (Loss) Applicable to Common Shareholders

The net change in our net income (loss) applicable to common shareholders for the six months ended June 30, 2004 was a decrease of $16,596 from a net income applicable to common shareholders of $4,360 for the six months ended June 30, 2003 to a net loss applicable to common shareholders of $12,236 for the six months ended June 30, 2004. The net operating income before minority interest in income of consolidated subsidiary increased $45,179 from net income of $142,484 for the six months ended June 30, 2003 to $187,663 for the six months ended June 30, 2004. The preferred stock dividends increased $84,878 from $88,500 for the six months ended June 30, 2003 to $173,378 for the six months ended June 30, 2004 due to the additional dividend requirements for the Series E and Series F Convertible Preferred stock issued during 2003 and 2004.

Our Liquidity and Capital Resources

The Company’s net working capital as of June 30, 2004 was $6,520,534 compared to $2,342,201 as of December 31, 2003. Our principal sources of liquidity from current assets included cash and cash equivalents of $973,229, trade and other receivables of $10,103,794, inventories of $10,449,269 and prepaid and other current assets of $498,296. The senior U.S. asset-based lending agreement (the “Credit Agreement”) with LaSalle Business Credit LLC (“LBC”) provides for borrowings up to 85 percent of eligible trade accounts receivable and up to 35 percent of eligible inventory. The lending relationship with our foreign banks allows 75 percent advance rates on trade accounts receivable and 50 percent on inventory. The present asset based lending agreements are sufficient for day to day cash requirements. The Company expects to decrease inventory through better materials requirement planning, reworking what otherwise might be considered slow moving inventory and negotiating lower component prices through volume purchase programs. The most significant current liabilities at June 30, 2004 included short-term bank and asset based borrowings of $5,710,500, accounts payable of $4,980,219, accrued expenses of $1,845,111, and current maturities of long-term debt, deferred tax liabilities and dividends payable of $2,714,985, $186,056 and $67,183, respectively. Relationships with our suppliers enable the Company to utilize trade accounts payable as short-term financing during periods of erratic sales which historically have been experienced with large end of quarter shipments. The short-term bank borrowings are asset-based lending agreements and directly related to customer sales and account collections. The senior asset-based revolving debt with LBC is classified as a current liability rather than a long-term liability. The Credit Agreement with LBC was negotiated with the intent that the revolving debt would be classified and managed as long-term debt; however, Emerging Issues Task Force (EITF) Issue No. 95-22 “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement”, requires the Company to classify all of our outstanding debt under the Credit Agreement as a current liability. The Credit Agreement has a subjective acceleration clause which could enable the bank to call the loan, but such language is customary in asset based lending agreements and management does not expect the bank to use this particular clause to inhibit the Company from making borrowings as provided under the agreement. It is our intention to manage the Credit Agreement as long-term debt with a final maturity date of November 15, 2006, as provided for in the Credit Agreement.

For the Three Months Ended June 30, 2004 and 2003

Our operating activities used cash of $3,125,418 and provided cash of $1,234,496 for the three months ended June 30, 2004 and 2003, respectively. Primary uses of cash for the three months ended June 30, 2004 included a net increase in trade and other receivables, inventories and prepaids and other current assets in the amount $152,256, $247,076 and $31,946, respectively. These increases do not represent a trend in our business but routine fluctuations in operations during the period. Other primary uses of cash for the three months ended June 30, 2004 were for the reduction of accounts payable and accrued expenses in the amounts of $2,312,972 and $377,017, respectively. The significant reduction in liabilities is the direct result of financing activities during the quarter. Other uses of cash resulted from a net loss of $5,235 and net non-cash expenses for deferred taxes, depreciation, amortization of intangible assets, foreign currency gains and minority interest in the net amount of $1,084. Our operating activities provided cash of $1,234,496 for the three months ended June 30, 2003. Primary sources of cash from operations resulted from income of $260,077 and decreases in trade and other receivables, and prepaids and other current assets in the amounts of $979,704 and $140,541. Primary uses of cash for the three months ended June 30, 2003 resulted from an increase in inventories and decreases in trade accounts payable and accrued expenses in the amounts of $95,508, $211,082 and $98,194, respectively. We do not consider these changes in the makeup of our working capital as trends; but rather routine changes resulting from operations. The balance of cash provided by operating activities totaling $258,958 resulted from non-cash expenses for deferred taxes, depreciation, amortization, and minority interest.

The Company anticipates its working capital requirements will increase with growth in our sales, primarily due to the timing between when we must pay our suppliers and the time we receive payment from our customers.

Our investing activities used cash of $79,224 and $736,761 for the three months ended June 30, 2004 and 2003, respectively. The primary uses of cash were for expenditures relating to purchases of computer, test, and office equipment; and internally developed capitalized software. Purchases of computer, test, and office equipment were $57,935 and $131,720 for the three months ended June 30, 2004 and 2003, respectively; while costs for internally developed capitalized software were $198,000 and $217,052 for the three months ended June 30, 2004 and 2003, respectively. There was a decrease in other assets of $176,711 for the three months ended June 30, 2004 and an increase in other assets of $387,989 for the three months ended June 30, 2003. The decrease for the three months ended June 30, 2004 resulted primarily from the write-off of the balance of unamortized debt discount when a significant portion of the convertible debt was converted to common stock; while the increase of $387,989 for the three months ended June 30, 2003 resulted from an increase in deferred financing and engineering costs. We do not anticipate any significant change in the level of expenditures for capital equipment or for internally developed capitalized software and deferred engineering costs in the aggregate in the near future.

Our financing activities provided cash of $3,906,033 and used cash of $130,427 for the three months ended June 30, 2004 and 2003, respectively. For the three months ended June 30, 2004, our primary sources of cash were from the sale of common stock of $6,313,368; and from borrowings under the asset based lending agreements of $31,974,495. Our primary uses of cash for financing activities were payment of dividends on our Series AAA and Series E preferred stock and repayment of borrowings under the asset based lending agreements of $159,514 and $34,222,316, respectively. For the three months ended June 30, 2003, our primary sources of cash were from borrowings under the asset based lending agreements of $13,268,970 and from the sale of Series E preferred stock in the amount of $440,000. Uses of cash for the three months ended June 30, 2003 were the payment of dividends on our Series AAA preferred stock of $44,250 and repayment of borrowings under the asset based lending agreements of $13,795,147. Future dividend requirements are expected to decrease in 2004 due to the expected conversion of Series AAA and Series E preferred stock. Cash provided by financing activities for the three months ended June 30, 2004 was used to reduce borrowings under our lines of credit, fund working capital requirements and for the purchase of fixed assets. Cash provided by financing activities for the three months ended June 30, 2003 was primarily used to fund working capital requirements and for the purchase of fixed assets.

For the Six Months Ended June 30, 2004 and 2003

Our operating activities used cash of $4,982,647 and provided cash of $1,943,681 for the six months ended June 30, 2004 and 2003, respectively. Primary uses of cash for the six months ended June 30, 2004 included an increase in trade and other receivables and inventories in the amounts of $2,894,159 and $804,380, respectively. These increases do not represent a trend in our business, but routine fluctuations in operations during the period. Other primary uses of cash for the six months ended June 30, 2004 were for the reduction of accounts payable and accrued expenses in the amounts of $1,399,876 and $482,242, respectively. The significant reduction in liabilities is the direct result of financing activities during the quarter. Uses of cash were partially offset by net income of $161,142 and net non-cash expenses for deferred taxes, depreciation, amortization of intangible assets, foreign currency gains and minority interest in the net amount of $385,457. Our operating activities provided cash of $1,943,681 for the six months ended June 30, 2003. Primary sources of cash from operations resulted from income of $92,860 and decreases in trade and other receivables, inventories, and prepaids and other current assets in the amounts of $1,621,008, $34,680 and $63,047, respectively. Primary uses of cash for the six months ended June 30, 2003 resulted from a decrease in accounts payable and other accrued expenses of $33,528 and $247,331, respectively. We do not consider these changes in the makeup of our working capital as trends; but rather routine changes resulting from operations. The balance of cash provided by operating activities totaling $412,945 resulted from non-cash expenses for deferred taxes, depreciation, amortization, and minority interest.

The Company anticipates its working capital requirements will increase with growth in our sales, primarily due to the timing between when we must pay our suppliers and the time we receive payment from our customers.

Our investing activities used cash of $431,994 and $998,578 for the six months ended June 30, 2004 and 2003, respectively. The primary uses of cash were for expenditures relating to purchases of computer, test, and office equipment; and internally developed capitalized software. Purchases of computer, test, and office equipment were $162,736 and $123,296 for the six months ended June 30, 2004 and 2003, respectively; while costs for internally developed capitalized software were $378,736 and $401,793 for the six months ended June 30, 2004 and 2003, respectively.

There was a decrease in other assets of $109,478 for the six months ended June 30, 2004 and an increase in other assets of $473,489 for the six months ended June 30, 2003. The decrease for the six months ended June 30, 2004 resulted primarily from the write-off of the balance of unamortized debt discount when a significant portion of the convertible debt was converted to common stock; while the increase of $473,489 for the six months ended June 30, 2003 resulted from an increase in deferred financing and engineering costs. We do not anticipate any significant change in the level of expenditures for capital equipment or for internally developed capitalized software and deferred engineering costs in the aggregate in the near future.

Our financing activities provided cash of $5,469,233 and used cash of $939,729 for the six months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004, our primary sources of cash were from the sale of common stock, borrowings under the asset based lending agreements and the sale of Series E preferred stock in the amounts of $6,313,368, $44,750,540 and $290,079, respectively. Our primary uses of cash for financing activities were payment of dividends on our Series AAA and Series E preferred stock and repayment of borrowings under the asset based lending agreements of $203,764 and $45,680,990, respectively. For the six months ended June 30, 2003, our primary sources of cash were from borrowings under the asset based lending agreements of $25,370,657 and from the sale of Series E preferred stock in the amount of $440,000. Uses of cash for the six months ended June 30, 2003 were from the payment of dividends on our Series AAA preferred stock of $88,500 and repayment of borrowings under the asset based lending agreements of $26,661,886. Future dividend requirements are expected to decrease in 2004 due to the expected conversion of Series AAA and Series E preferred stock. Cash provided by financing activities for the six months ended June 30, 2004 was used to reduce borrowings under our lines of credit, fund working capital requirements and for the purchase of fixed assets. Cash provided by financing activities for the six months ended June 30, 2003 was primarily used to fund working capital requirements and for the purchase of fixed assets.

Lines of credit consist of the following revolving credit agreements, the proceeds of which are used to fund working capital requirements.

At June 30, 2004, the Credit Agreement as amended provides up to $10.0 million in borrowing to be used for acquisitions, working capital and general corporate purposes. The borrowing is inclusive of $2.0 million for Letters of Credit and $0.5 million for term loans. The interest rate on loans under this agreement is the published prime lending rate (4.00 percent at June 30, 2004) plus 1.75 percent. There is a fee equal to 2.5 percent on the aggregate undrawn face amount of all Letters of Credit outstanding.

The Credit Agreement as amended includes customary covenants and conditions relating to the conduct and operation of the Company’s business. Specifically, the Credit Agreement subjects the Company to an escalating fixed charge coverage ratio from 1.0 to 1.5 and an escalating tangible net worth value (as defined) from $1.5 million to $2.7 million over the term of the agreement calculated on a quarterly and rolling 12 month basis; limits annual capital expenditures to $1.5 million and limits credit by providing for a reserve of $600,000 until certain financial covenants have been met. At June 30, 2004, available collateral based on the value of eligible trade accounts receivable and inventories was $6,168,979 which, given the outstanding debt balance under this agreement of $4,469,779, would have resulted in additional borrowing availability of $1,699,200. However, the required reserve reduced additional borrowing availability by $600,000 to $1,099,200. The outstanding debt under the Credit Agreement is secured by substantially all U.S.-based assets of the Company. At June 30, 2004, the Company was in compliance with its financial covenants within the Credit Agreement as amended.

On April 14, 2004, the Company and LBC agreed to amendments to the escalating tangible net worth and escalating fixed charge coverage ratio loan covenants. The amendment takes into effect the Company’s results of operations for the three months ended December 31, 2003 that affected the initial covenant computations. These covenants were revised after considering the results of operations for the three months ended December 31, 2003 and the Company’s projected operating plan for the year ending December 31, 2004.

The escalating tangible net worth covenant’s “Minimum Tangible Net Worth” was reduced by $1,000,000 and reset to $1,500,000 from $2,500,000 for the period of December 31, 2003 through December 30, 2004 and increases $600,000 per year thereafter for the remaining life of the loan. The time periods required to maintain the escalating fixed charge coverage ratio were also reduced to exclude the three months ended December 31, 2003; and are now 1.00:1.00 for the three and six months ended March 31, 2004 and June 30, 2004; and 1.15:1.00 for the nine and twelve months ended September 30, 2004 and December 31, 2004. Additionally, the interest rate on borrowings increased from prime plus 1.00 to prime plus 1.75 effective April 14, 2004 and forward. The impact on the 2004 financial statements based on the outstanding balance of this loan as of June 30, 2004 would be approximately $25,142. Also, the reserve on borrowings was increased to $600,000 from $500,000 until receipt of the certified 2004 financial statements reflecting an EBITDA to fixed charge coverage ratio of at least 1.15:1.00.

Mobitec AB, the Company’s wholly owned Swedish subsidiary, has an agreement with its bank in Sweden from which it may currently borrow up to a maximum of 10,000,000 krona (SEK) or $1,325,000 (based on the June 30, 2004 conversion rate). At June 30, 2004, 5,413,566 krona (SEK), or $717,298 was outstanding, resulting in additional borrowing availability of 4,586,434 krona (SEK), or $607,702. The maximum borrowing in the amount of 10,000,000 krona (SEK) is secured by cash on deposit with the bank in the amount of 2,200,000 krona (SEK), or $291,500. The terms of this agreement require payment of an unused credit line fee equal to 0.5 percent of the unused portion and average interest of 4.1 percent of the outstanding balance. This agreement is secured by substantially all assets of Mobitec AB. The line of credit agreement has an expiration date of December 31, 2004. On or before expiration, the Company expects to renew this credit agreement with an agreement substantially similar in terms and conditions.

Mobitec AB also has an agreement with the same bank from which it may borrow up to 6,000,000 krona (SEK), or $795,000 (based on the June 30, 2004 conversion rate). There were not any outstanding borrowings against this line at June 30, 2004 resulting in additional borrowing availability of 6,000,000 krona (SEK), or $795,000. The line of credit bears average interest of 5.29 percent and is collateralized by accounts receivable of Mobitec AB. The agreement has an expiration date of December 31, 2004. On or before expiration, the Company expects to renew this credit agreement with an agreement substantially similar in terms and conditions.

Transit Media-Mobitec GmbH, the Company’s wholly owned German subsidiary, has an agreement with its bank in Germany from which it may currently borrow up to a maximum of 512,000 Euro (EUR) or $618,752 (based on the June 30, 2004 conversion rate). At June 30, 2004, 433,118 Euro (EUR), or $523,423 was outstanding, resulting in additional borrowing availability of 78,882 Euro (EUR), or $95,329. This agreement is secured by all customer accounts receivable and inventory of Transit Media-Mobitec GmbH. This agreement has an open ended term.

Long-term debt consists of the following notes and obligations, the proceeds of which were used to finance the Mobitec acquisition and for working capital requirements.

An unsecured note in the amount of $1,765,235 and obligation in the amount of $225,000 are due a shareholder. The note, as amended, requires three incrementally increasing quarterly payments due at the end of each quarter beginning with the third quarter of 2004 in the amounts of $50,000, $75,000, and $100,000 with the remaining balance in the amount of $1,540,235 due June 30, 2005. The unsecured note has an annual interest rate of 9 percent paid annually increasing to 10 percent beginning July 1, 2004. The obligation balance of $225,000 at June 30, 2004 and December 31, 2003 is non interest bearing and was due in full June 30, 2004. The obligation was paid in full on July 30, 2004.

A term loan from a Swedish bank dated June 28, 2001 having a balance of 9,900,000 krona (SEK), or $1,311,750 (based on the June 30, 2004 conversion rate), is payable in 9 remaining quarterly payments of 1,100,000 krona (SEK), or $145,750 (based on the June 30, 2004 conversion rate), at an annual interest rate of 5.35 percent and is secured by stock of the Company’s Swedish holding company subsidiary, DRI-Europa AB, and its consolidated subsidiary, Mobitec AB.

A convertible subordinated debenture in the amount of $250,000 dated August 26, 2002, is payable to a shareholder and member of the Board of Directors, and is due in full August 26, 2009, if not sooner redeemed or converted, with annual interest at 8 percent paid monthly. It also provides for monthly principal redemption installments commencing August 26, 2005, each of such installments to be in the dollar amount of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount. The loan agreement under which the convertible debenture was issued subjects the Company to a 1:1 Earnings Before Interest, Depreciation and Amortization to interest coverage ratio to be calculated quarterly on a rolling four quarter basis and a 1.3:1 current ratio to be calculated at each quarter end. At June 30, 2004, the Company was not in compliance with the interest coverage ratio covenant within the agreement, but received a waiver on August 13, 2004 for its violation of this financial covenant.

Our Financing Activities in 2004

The Company initiated financing plans and strategies in 2003 to reduce the pressure on liquidity in 2004. The primary elements of the Company’s strategies, objective, plans and actions are:

Restructure Debt. The Company has raised significant amounts of cash through secured and subordinated debt financing and has good relationships with debt holders, quasi-debt holders and vendors to mitigate liquidity pressures. We expect to continue to maintain those relationships which may include additional debt should the Company require additional liquidity. The Company believes it has relationships with both debt holders and suppliers to enable the Company to manage the timing of planned cash disbursements to the positive generation of cash during 2004.

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

Increase Ownership Equity. On April 24, 2004, the Company sold 625,000 shares of common stock to investors for $8.00 per share. The total proceeds to the Company, net of issuance expenses, were $4,575,000. The Company has also granted the investors a warrant valued at $674,840 to acquire 125,000 shares of common stock at an exercise price of $8.80 per share, exercisable for a period of five years.

Between April 22, 2004 and June 4, 2004, warrant holders exercised their rights to acquire common stock. The Company received total cash in the amount of $1,291,603 for issuing 473,812 shares under the warrant agreements.

Between April 22, 2004 and May 12, 2004, stock holders of Series AAA preferred stock converted 108 preferred shares at an aggregate value of $540,000 to 67,500 common shares. As result of this conversion, the Company will reclassify $540,000 from Series AAA preferred stock to common stock and reduce the annual dividends expense by $54,000.

On April 23, 2004, subordinated debt holders holding aggregate common equivalent shares of 2,075,000, converted 100 percent of such debt into shares of common stock. As a result of this conversion, $4,150,000 has been recorded as equity on the balance sheet the annual cash interest expense will decrease by approximately $332,000.

On April 23, 2004, the 304 outstanding shares of Series F convertible preferred stock were automatically converted into 760,232 shares of common stock, which represents 100 percent of the total number of conversion shares available. As a result of this conversion, $1.5 million of Series F convertible preferred stock has been reclassified as common stock.

Between April 26, 2004 and July 21, 2004, stock option holders exercised their rights to acquire common stock. The Company received total cash in the amount of $66,792 for issuing 34,429 shares under the stock option plan.

The Company recognized in 2002 that additional equity might be necessary in 2003 to improve liquidity to meet the cash requirements of our operations. In 2003, the Board of Directors and shareholders approved plans that included raising up to $4 million of new equity. That plan was substantially realized in 2003. During the six months ended June 30, 2004, the Company issued in private placements an additional 67 shares of Series E Stock. The net proceeds to the Company of such transactions were approximately $290,079.

The Company believes the balance sheet equity raised through Series E and Series F placements to date is sufficient for the balance of 2004 when aggregated with other Company action plans and strategies to alleviate liquidity pressures.

Pursue Strategic Partnerships, Alliances and Acquisitions. In September 2003, the Company and GE Transportation Systems Global Signaling, LLC (GETSGS) through General Electric’s (GE) Advanced Communications division based in Hingham, Mass signed a three-year Teaming Agreement. Through this agreement, the Company and GETSGS will work together to deliver advanced technology systems integration projects. Our Digital Recorders division will focus on vehicle location and passenger information processing and delivery systems while GETSGS will focus on communications technology, project management, and system integration. Through this agreement with GE, an organization that is uniquely capable of integrating our products with much larger systems in ways that exceed our independent technological and financial abilities, the Company believes it will significantly extend our transit market reach. The Company further believes the GPS-based vehicle location products, including the security aspect of such as noted above, may represent one of the Company’s more significant internal growth opportunities in fiscal year 2004 and 2005.

Increase Working Capital Through Better Asset Management. The Company has recognized that the working capital assets of trade accounts receivable and inventories represent significant opportunities if properly and aggressively managed. Customer account balances are continually monitored and evaluated by reviewing payment history and patterns of heavy shipments that could limit credit line borrowings with our asset-based lender. As the inventories increased in recent years due to requirement of the markets served and improvements in technology, the Company has developed initiatives to promote retro-fit sales programs and incentives to utilize existing versions of technology.

The Company has historically met cash needs from the proceeds of debt and sale of preferred equity in private placements. Management continues to assess its product lines in light of technology trends and economic conditions, to identify how to enhance existing product lines or create new distribution channels.

Management’s Conclusions. The Company believes the cash and cash equivalents at June 30, 2004, together with the borrowing availability under its lines of credit will be sufficient to fund operations for the remainder of 2004, assuming continued improvement in the Company’s overall cost structure resulting from continued cost reduction activities, ongoing efforts aimed at controlling costs and improvements in asset management of trade accounts receivable and inventories.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for either of the three or six months ended June 30, 2004 and 2003. However, there can be no assurance that future inflation would not have an adverse impact upon our future operating results and financial condition.

FACTORS AFFECTING OUR BUSINESS AND PROSPECTS

Certain portions of this report on Form 10-Q which do not relate to historical financial information may be deemed to constitute forward-looking statements that are subject to various factors which could cause actual results to differ materially from our expectations or from results which might be projected, forecasted, estimated or budgeted by us in such forward looking statements. Such factors include, but are not limited to, those listed below:

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

FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Forward-looking statements can be identified by words such as “anticipate,” “expect,” “plan,” “believe,” “estimate,” “predict,” or “project.” It is important to note our actual results could differ materially from those contemplated in our forward-looking statements as a result of various factors, including those described in this Item 2 and in our 2003 Annual Report on Form 10-K/A (Amendment No. 2) in Item 7, Management’s Discussion and Analysis, under the caption “Factors Affecting Our Business and Prospects” and Item 7A, “Quantitative and Qualitative Disclosure About Market Risk.” Among other factors, our results will be affected, perhaps materially, by general economic conditions, the availability of national government assistance to local transportation authorities, the adoption and implementation of regulations concerning public transportation services, the plans and prospects of competitors, currency fluctuations, and our ability to attract and retain personnel. We are under no duty to update any of the forward-looking statements after the date of this Form 10-Q to conform such statements to actual results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposure at June 30, 2004 is consistent with, and not greater than, the types of market risk and amount of exposures presented in our Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2004, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic SEC reports. We have been taking steps to improve our financial infrastructure to account for complex transactions on a consolidated basis. Our auditors identified a material weakness in internal control over financial reporting and certain reportable conditions, including the lack of organized documentation for capitalized software, formal procedures to reconcile intercompany accounts and transactions and a lack of segregation of duties in certain foreign subsidiaries in connection with the audit of our financial statements for the year end December 31, 2003. Management will continue to evaluate the additional steps and actions needed to improve our financial infrastructure and eliminate the weaknesses identified. There have been no significant changes in our internal controls over financial reporting or in other factors during the last fiscal quarter that have materially affected or are reasonably likely to materially affect, those controls.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company, in the normal course of its operations, is involved in legal actions incidental to its business. In management’s opinion, the ultimate resolution of these matters will not have a material adverse effect upon the current financial position of the Company or future results of operations.

On April 3, 2003, the Company filed a declaratory judgment action in the United States District Court for the Northern District of Texas, Dallas Division, seeking a finding by the court to the effect that the Company was not infringing on U.S. Patent No. 6,522,754, entitled “Digital Vehicle Microphone System and Method,” held by Clever Devices, Ltd. That company had previously asserted in letters to the Company that the Company’s StealthMic product infringed that patent. Clever Devices filed a counterclaim on May 23, 2003, seeking injunctive relief and unspecified damages. The Company entered into a settlement agreement with Clever Devices, and all claims and causes of action were dismissed with prejudice on June 3, 2004. The terms of the settlement are not material to the Company.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

On April 26, 2004, the Company sold 625,000 shares of common stock to institutional investors for $8.00 per share. The total proceeds to the Company, net of issuance expenses, were $4,575,000. The Company also granted the investors warrants valued at $674,840 to acquire an aggregate of 125,000 shares of common stock at an exercise price of $8.80 per share, exercisable for a period of five years.

The Company engaged Roth Capital Partners, LLC to serve as its exclusive placement agent in connection with the private placement of its common stock to the investors. As compensation for Roth Capital Partners’ services as placement agent, the Company issued a warrant valued at $324,668 to purchase 62,500 shares of common stock with an exercise price of $10.25 per share, exercisable during a period beginning October 26, 2004, and also paid that firm a cash fee in the amount of $425,000.

Between April 22, 2004 and June 4, 2004, warrant holders exercised their rights to acquire common stock. The Company received total cash in the amount of $1,291,603 for issuing 473,812 shares of common stock under the warrant agreements.

Between April 22, 2004 and May 12, 2004, holders of Series AAA preferred stock converted 108 of such shares to 67,500 shares of common stock.

The Series F Convertible Preferred Stock held by Dolphin Offshore Partners, L.P. was automatically converted on April 23, 2004 into 760,232 shares of common stock, pursuant to the terms of the Articles of Amendment to Articles of Incorporation containing Certificate of Designation of Series F Convertible Preferred Stock of Digital Recorders, Inc., dated April 5, 2004.

On June 11, 2004, 2,145 shares of common stock were issued to the University of Washington pursuant to a non-cash exercise of its warrant, which had been previously issued pursuant to that certain University of Washington Warrant Agreement dated January 4, 2001, between the University of Washington and the Company.

Proceeds from the sale of these securities were used to pay down debt and for general working capital purposes.

The sale and issuance of these securities described above were exempt from the registration requirements of the Securities Act of 1933 by virtue of Rule 506 of Regulation D or otherwise pursuant to Section 4(2) of that Act or pursuant to Section 3(a)(9) of that Act.

The Board of Directors voted to amend the Rights Agreement dated as of December 14, 1999, as amended (the “Rights Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, as rights agent, to change the expiration date of the purchase rights issued under the Rights Agreement to July 15, 2004. The Rights Agreement was terminated on July 15, 2004, upon expiration of the purchase rights.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held May 26, 2004 at which matters were voted on as follows:

(1)	To elect four class three directors to serve until the Annual Meeting in the year 2007:

		Against or
	Votes For	Withheld
Russell C. Cleveland	3,578,933	3,850
Nuria I. Fernandez	3,579,433	3,350
John D. Higgins	3,575,050	7,733
J. Phillips L. Johnston, J.D.	3,528,395	54,388

(2)	To approve the amendment of the 2003 Stock Option Plan to increase by 200,000 the number of shares that may be issued pursuant to awards granted under the plan.

For	1,421,652
Against	152,610
Abstain	2,167
Broker nonvotes	2,006,354

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The following documents are filed herewith or have been included as exhibits to previous filings with the SEC and are incorporated herein by this reference:

Exhibit No.	Document
3.1	Amended and Restated Articles of Incorporation of the Company (1)

3.2	Articles of Amendment to Articles of Incorporation containing Amended and Restated Certificate of Designation of Series F Convertible Preferred Stock of Digital Recorders, Inc. (2)

3.3	Articles of Amendment to Articles of Incorporation of the Company containing Certificate of Designation of Series E Redeemable Nonvoting Convertible Stock (3)

3.4	Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series F Redeemable Convertible Preferred Stock (2)

3.5	Amended and Restated Bylaws of the Company (4)

3.6	Amendment to Amended and Restated Bylaws of the Company (5)

4.1	Amendment No. 2 to Rights Agreement, dated July 8, 2004, between Digital Recorders, Inc. and Continental Stock Transfer & Trust Company (6)

10.1	Amended and Restated Registration Rights Agreement dated as of April 1, 2004, by and between Dolphin Offshore Partners, L.P. and Digital Recorders, Inc. (2)

10.2	Securities Purchase Agreement dated as of April 21, 2004, among Digital Recorders, Inc. and the investors named therein (7)

10.2	Registration Rights Agreement dated as of April 21, 2004, among Digital Recorders, Inc. and the investors named therein (7)

10.3	Form of Warrant dated as of April 21, 2004, issued by Digital Recorders, Inc. to each of the Investors named in the Securities Purchase Agreement filed as Exhibit 10.1 (7)

31.1	Section 302 Certification of David L. Turney (filed herewith)

31.2	Section 302 Certification of Lawrence A. Taylor (filed herewith)

32.1	Section 906 Certification of David L. Turney (filed herewith)

32.2	Section 906 Certification of Lawrence A. Taylor (filed herewith)

(1)	Incorporated by reference from the Company’s Form S-3 filed on December 23, 2003.

(2)	Incorporated by reference from the Company’s Form 8-K filed on April 14, 2004.

(3)	Incorporated by reference from the Company’s Form 8-K filed on November 12, 2003.

(4)	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (SEC File No. 33-82870-A).

(5)	Incorporated by reference from the Proxy Statement for the Company’s 2001 annual meeting, filed on June 6, 2001.

(6)	Incorporated by reference from the Company’s Form 8-K filed on July 8, 2004.

(7)	Incorporated by reference from the Company’s Form 8-K filed on April 22, 2004.

(b)	Reports on Form 8-K

During the quarter ended June 30, 2004, the Company filed the following Current Reports on Form 8-K:

Current Report on Form 8-K filed on April 14, 2004, reporting under Item 5. Other Events and Required FD Disclosure, that the Company completed a restructuring of the terms of the $1.5 million in Series F Convertible Preferred Stock of the Company held by Dolphin Offshore Partners, L.P. and canceled a related warrant previously issued to that entity.

Current Report on Form 8-K filed on April 22, 2004, reporting under Item 5. Other Events and Required FD Disclosure, that the Company agreed to the pricing of a $5.0 million private placement of its common stock to certain qualified investors, pursuant to which the Company agreed to sell 625,000 shares of common stock to the investors for $8.00 per share. In connection with the sale of its common stock, the Company agreed to issue warrants to the investors to purchase 125,000 shares of the Company’s common stock at an exercise price of $8.80 per share, exercisable at any time for a period of five years after issuance.

Current Report on Form 8-K filed on April 27, 2004, reporting under Item 5. Other Events and Required FD Disclosure, that the Company completed its $5.0 million private placement of its common stock to certain qualified institutional investors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL RECORDERS, INC.

Signature:	/S/ DAVID L. TURNEY
By:	David L. Turney
Title:	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)
Date:	August 20, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:	/S/ DAVID L. TURNEY
By:	David L. Turney
Title:	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)
Date:	August 20, 2004

Signature:	/S/ LAWRENCE A. TAYLOR
By:	Lawrence A. Taylor
Title:	Chief Financial Officer, Secretary, and Principal Financial and Accounting Officer
Date:	August 20, 2004

Signature:	/S/ RUSSELL C. CLEVELAND
By:	Russell C. Cleveland
Title:	Director
Date:	August 20, 2004

Signature:	/S/ JOHN D. HIGGINS
By:	John D. Higgins
Title:	Director
Date:	August 20, 2004

Signature:	/S/ Nuria I. Fernandez
By:	Nuria I. Fernandez
Title:	Director
Date:	August 20, 2004

Signature:	/S/ C. JAMES MEESE JR.
By:	C. James Meese Jr.
Title:	Director
Date:	August 20, 2004

Signature:	/S/ J. PHILLIPS L. JOHNSTON
By:	J. Phillips L. Johnston, J.D.
Title:	Director
Date:	August 20, 2004

Signature:	/S/ STEPHANIE L. PINSON
By:	Stephanie L. Pinson
Title:	Director
Date:	August 20, 2004

Signature:	/S/ JOHN K. PIROTTE
By:	John K. Pirotte
Title:	Director
Date:	August 20, 2004

Signature:	/S/ JULIANN TENNEY
By:	Juliann Tenney, J.D.
Title:	Director
Date:	August 20, 2004