Form 10-Q
period 2004-09-30
DIGITAL RECORDERS INC
filed 2004-11-15
CIK 853695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes () No (x )

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of November 1, 2004:

Common Stock, par value $.10 per share	9,549,170

(Class of Common Stock)	Number of Shares

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item I. FINANCIAL STATEMENTS

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(Unaudited)	(Note 1)
ASSETS
Current Assets
Cash and cash equivalents	$552,341	$970,222
Trade accounts receivable, less allowance for doubtful accounts of $125,995 at September 30, 2004 and $115,042 at December 31, 2003	9,531,353	6,974,914
Other receivables	450,481	379,369
Inventories, net (Note 5)	10,309,727	9,797,610
Prepaids and other current assets	524,514	555,068

Total current assets	21,368,416	18,677,183

Property and equipment, less accumulated depreciation of $2,837,711 at September 30, 2004 and $2,351,651 at December 31, 2003 (Note 6)	2,944,302	2,434,589
Goodwill, less accumulated amortization of $1,139,656 at September 30, 2004 and $1,144,248 at December 31, 2003 (Note 4)	10,520,222	10,666,113
Intangible assets, less accumulated amortization of $717,295 at September 30, 2004 and $598,484 at December 31, 2003 (Note 4)	1,383,264	1,527,292
Deferred tax assets	175,729	840,585
Deposits and other assets	124,247	50,203
Deferred financing	237,943	355,931

TOTAL ASSETS	$36,754,123	$34,551,896

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Lines of credit (Note 7)	$5,546,119	$5,983,051
Current maturities of long-term debt (Note 7)	2,518,760	1,249,110
Accounts payable	4,946,831	6,456,870
Accrued expenses	1,937,470	2,334,050
Deferred tax liabilities	191,111	193,918
Preferred stock dividends payable	54,633	117,983

Total current liabilities	15,194,924	16,334,982

Long-term debt and other obligations, less current maturities (Note 7)	694,154	6,647,052

Minority interest in consolidated subsidiary	579,301	338,199

Commitments and contingencies (Notes 7 and 14)
Shareholders’ Equity
Series E Redeemable, Nonvoting, Convertible Preferred Stock, $.10 par value, Liquidation Preference of $5,000 per share; 600 shares authorized; 239 and 363 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively.	775,374	1,440,295
Series F Convertible Preferred Stock, $.10 par value, Liquidation Preference of $5,000 per share; 400 shares authorized; zero and 300 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively.	—	1,500,000
Series AAA Redeemable, Nonvoting Convertible Preferred Stock, $.10 par value, Liquidation Preference of $5,000 per share; 20,000 shares authorized; 246 and 354 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively; redeemable at the discretion of the Company.	1,230,000	1,770,000
Common stock, $.10 par value, 25,000,000 shares authorized; 8,315,775 and 3,944,475 issued and outstanding at September 30, 2004 and December 31, 2003, respectively.	831,578	394,447
Additional paid-in capital	25,268,322	13,259,542
Accumulated other comprehensive income - foreign currency translation	2,010,448	2,271,823
Accumulated deficit	(9,829,978)	(9,404,444)

Total shareholders’ equity	20,285,744	11,231,663

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$36,754,123	$34,551,896

See accompanying notes to unaudited consolidated financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	$11,507,893	$10,612,407	$35,389,426	$34,050,514
Cost of sales	6,732,342	6,442,680	20,493,493	20,390,272

Gross profit	4,775,551	4,169,727	14,895,933	13,660,242

Operating expenses:
Selling, general and administrative	4,015,990	3,410,840	12,329,106	10,950,190
Research and development	451,141	241,106	1,421,867	1,423,066

Total operating expenses	4,467,131	3,651,946	13,750,973	12,373,256

Operating income	308,420	517,781	1,144,960	1,286,986

Other income and (expense)
Other income	23,634	25,355	88,653	58,976
Foreign currency translation gain (loss)	2,676	82,137	(92,832)	210,810
Interest expense, net	(154,837)	(243,556)	(729,126)	(832,998)

Total other income (expense)	(128,527)	(136,064)	(733,305)	(563,212)

Income before income taxes	179,893	381,717	411,655	723,774
Income tax expense	(673,161)	(172,721)	(717,259)	(372,293)

Income (loss) before minority interest in income of consolidated subsidiary	(493,268)	208,996	(305,604)	351,481
Minority interest in income of consolidated subsidiary	(72,986)	(39,522)	(99,507)	(89,146)

Net income (loss)	(566,254)	169,474	(405,111)	262,335
Preferred stock dividends	(56,957)	(65,114)	(230,335)	(153,614)

Net income (loss) applicable to common shareholders	$(623,211)	$104,360	$(635,446)	$108,721

Earnings per share: (Note 8)
Net income (loss) per share applicable to common shareholders:
Basic	$(0.08)	$0.03	$(0.10)	$0.03

Diluted	$(0.08)	$0.02	$(0.10)	$0.03

Weighted average number of common shares and common equivalent shares outstanding:
Basic	8,202,786	3,944,475	6,358,431	3,854,219

Diluted	8,202,786	6,320,130	6,358,431	3,992,626

See accompanying notes to unaudited consolidated financial statements.

     DIGITAL RECORDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2004

	Preferred Stock		Common Stock				Accumulated
	Number		Number		Additional		Other	Comprehen-	Total
	of shares	Carrying	of shares	Par	Paid-in	Accumulated	Comprehensive	sive	Shareholders'
	issued	Value	issued	Value	Capital	Deficit	Income (loss)	Income (loss)	Equity
Balance as of Jan. 1, 2004	1,017	$4,710,295	3,944,475	$394,447	$13,259,542	$(9,404,444)	$2,271,823		$11,231,663
Issuance of common stock			1,150,241	115,024	5,457,021				5,572,045
Conversion of notes payable in common stock			2,075,000	207,500	3,942,500				4,150,000
Issuance of Series E preferred	67	290,079			(20,595)				269,484
Issuance of Series F preferred	4	20,414			(75,088)				(54,674)
Issuance of Warrants					14,076				14,076
Preferred stock dividends					(209,921)	(20,414)			(230,335)
Misc. adjustment				1	(2)	(9)			(10)
Conversion of Series AAA preferred stock into common stock	(108)	(540,000)	67,500	6,750	533,250				—
Conversion of Series F preferred stock into common stock	(304)	(1,520,414)	760,232	76,023	1,444,391				—
Conversion of Series E preferred stock into common stock	(191)	(955,000)	318,327	31,833	923,148				(19)
Comprehensive income (loss):
Net loss						(405,111)		$(405,111)	(405,111)
Translation adjustment							(261,375)	(261,375)	(261,375)

Total comprehensive loss								$(666,486)

Balance as of Sep. 30, 2004	485	$2,005,374	8,315,775	$831,578	$25,268,322	$(9,829,978)	$2,010,448		$20,285,744

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Cash flows from operating activities:
Net income (loss)	$(566,253)	$169,474	$(405,111)	$262,335
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes, net	637,470	160,000	664,856	350,000
Depreciation of property and equipment	182,006	141,525	504,031	431,529
Amortization of intangible assets	43,214	34,897	126,964	111,011
Bad debt expense	55,631	(61,537)	10,853	(49,537)
Reserve for inventory obsolescence	167,516	22,108	283,771	85,549
Other, primarily effect of foreign currency (gain) loss	220,417	(87,224)	28,205	(274,681)
Minority interest	72,986	39,522	99,507	89,146
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	(107,432)	1,671,266	(2,924,746)	3,130,579
(Increase) decrease in other receivables	(35,289)	(41,990)	(67,356)	107,705
(Increase) decrease in inventories	80,896	(282,283)	(837,739)	(311,044)
(Increase) decrease in prepaids and other current assets	(24,528)	31,590	26,882	94,635
Increase (decrease) in accounts payable	244,604	(840,288)	(1,155,272)	(873,816)
Decrease in accounts payable, related party	—	—	—	—
Increase (decrease) in accrued expenses	87,081	(87,228)	(395,161)	(381,266)

Net cash provided by (used in) operating activities	1,058,319	869,832	(4,042,316)	2,772,145

Cash flows from investing activities:
Purchases of property and equipment	(220,667)	(70,939)	(378,718)	(288,141)
Amount of capitalized software costs	(249,924)	(392,611)	(633,345)	(700,498)
Purchases of other assets	(219,460)	(107,299)	(74,903)	(461,563)

Net cash used in investing activities	(690,051)	(570,849)	(1,086,966)	(1,450,202)

Cash flows from financing activities:
Proceeds from bank borrowings and lines of credit	1,264,914	10,472,011	46,015,454	35,842,667
Principal payments on bank borrowings and lines of credit	(1,574,451)	(11,335,447)	(47,255,441)	(37,997,324)
Proceeds from issuance of Series E preferred stock	—	1,100,000	335,000	1,540,000
Payments related to issuance of Series E preferred stock	—	(133,355)	(44,921)	(242,723)
Proceeds from issuance of common stock	57,412	—	6,370,780	—
Payments related to issuance of common stock	(504,882)	—	(504,882)	—
Cost of financing	35,079	9,858	117,987	46,707
Payment of dividends on preferred stock	(72,183)	(44,250)	(275,947)	(132,750)

Net cash provided by (used in) financing activities	(794,111)	68,817	4,758,030	(943,423)

Effect of exchange rate changes on cash and cash equivalents	4,955	(58,718)	(46,643)	(435,339)

Net increase (decrease) in cash and cash equivalents	(420,888)	309,082	(417,895)	(56,819)
Cash and cash equivalents at beginning of period	973,229	138,858	970,236	504,759

Cash and cash equivalents at end of period	$552,341	$447,940	$552,341	$447,940

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$101,442	$312,290	$505,125	$834,422

Cash paid during the period for income taxes	$30,627	$—	$91,881	$43,374

Supplemental Disclosure of non-cash investing and financing activities:
Conversion of debt to common stock	$—	$350,000	$4,150,000	$350,000

Series F stock dividend paid-in-kind	$—	$—	$20,414	$—

Conversion of preferred stock to common stock	$955,000	$—	$3,015,414	$—

(1)BASIS OF PRESENTATION AND DISCLOSURE

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

The accompanying consolidated financial statements and related notes should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2003. The results of operations for the three and nine months ended September 30, 2004, are not necessarily indicative of the results to be expected for the full calendar year.

Certain amounts in prior periods have been reclassified to conform with the current period presentation.

Revenue Recognition

Revenue from product sales is recognized upon shipment to customers based upon the defined shipping terms. Even though the Company receives customer sales orders that may require schedule product deliveries over several months, sales revenues are only recognized upon physical shipment of the product to the customer. Service revenues are recognized upon completing the service. Service revenues include product repair not under a warranty agreement, city route mapping, product installation, training, consulting services and funded research and development projects.

Software licensing fee revenue results from a multi-year licensing agreement consisting of a perpetual license for a jointly developed product and royalties based upon per unit installation by the licensee. Such revenues are recognized on the basis of, “per unit installed.” Management has evaluated Statement of Position 97-2 “Software Revenue Recognition” and determined that it is appropriate to recognize the revenues associated with this arrangement as the Company has no future obligation to provide future software, upgrades, post contract customer support or other services related thereto subsequent to the invoice date. For the nine months ended September 30, 2004 and 2003, software license fee revenues represented 3.3 percent and 1.0 percent, respectively, of Company revenues.

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

Had compensation expense for the stock option plans been determined consistent with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the pro forma basic and diluted net income (loss) per common share would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss) applicable to common shareholders	$(623,211)	$104,360	$(635,446)	$108,721
Deduct: Stock based employee compensation expense determined under fair value method	(20,866)	(3,802)	(61,722)	(47,064)

Pro forma net income (loss) applicable to common shareholders	$(644,077)	$100,558	$(697,168)	$61,657

Basic net income (loss):
As reported	$(0.08)	$0.03	$(0.10)	$0.03

Pro forma	$(0.08)	$0.03	$(0.11)	$0.02

Diluted net income (loss):
As reported	$(0.08)	$0.02	$(0.10)	$0.03

Pro forma	$(0.08)	$0.02	$(0.11)	$0.02

(2)	MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company initiated plans and strategies in 2002 and 2003 to improve the operating results and to reduce the pressure on liquidity. The primary elements of the Company’s strategies, objectives, plans and actions were:

1.	Restructure Debt. The Company has historically raised significant amounts of cash through secured and subordinated debt financing.

On November 6, 2003, the Company replaced its asset-based lending agreement formerly with Guaranty Business Credit Corporation with a three year agreement (the “Credit Agreement”) with LaSalle Business Credit LLC. The Credit Agreement provides up to $10.0 million in borrowing to be used for acquisitions, working capital and general corporate purposes. The borrowing is inclusive of $2.0 million for Letters of Credit and $0.5 million for term loans. The interest rate on loans under this agreement is the published prime lending rate (4.75 percent at September 30, 2004) plus 1.75 percent. There is a fee equal to 2.50 percent on the aggregate undrawn face amount of all Letters of Credit outstanding.

On April 23, 2004, subordinated convertible debt holders holding aggregate common equivalent shares of 2,075,000, converted 100 percent of such debt into shares of common stock. As a result of this conversion, $4,150,000 has been recorded as additional equity on the balance sheet and the annual cash interest expense will decrease by approximately $332,000.

The Company presently does not anticipate the need to secure additional debt financing or negotiate additional debt restructurings in order to meet the needs of current operations.

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

Between April 22, 2004 and May 12, 2004, stock holders of Series AAA preferred stock converted 108 preferred shares at an aggregate value of $540,000 to 67,500 common shares. As a result of this conversion, the Company reclassified $540,000 from Series AAA preferred stock to common stock which will reduce annual preferred stock dividends by $54,000.

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

On April 27, 2004, the holder of the Series F convertible preferred stock converted all 304 preferred shares to 760,232 shares of common stock. As a result of this conversion, $1,520,414 of Series F convertible preferred stock has been reclassified as common stock which will reduce the annual preferred stock dividend expense by $45,612. Such dividends are “payment-in-kind” and do not represent an actual cash expense.

Between July 1, 2004 and September 30, 2004, holders of Series E convertible preferred stock converted 191 preferred shares at an aggregate value of $955,000 to 318,327 common shares. As result of this conversion, the Company reclassified $955,000 from Series E preferred stock to common stock during the third quarter which will reduce annual preferred stock dividends by $66,850.

On October 6, 2004, the Company sold 1,207,729 shares of Common Stock to an institutional investor for $4.14 per share. The proceeds to the Company, net of issuance expenses, were $4,536,500. The Company has also granted the investor a warrant to acquire 241,546 shares of Common Stock at an exercise price of $6.00, exercisable for a period of five years valued at $966,902. Additionally, the Company granted its placement agent warrants to acquire 120,773 shares of common stock at an exercise price of $5.28, exercisable for a period of five years valued at $491,528. These warrants are not exercisable for a period of six months from the date of placement above. In connection with the above transactions, the Company executed a Registration Rights Agreement for both the common shares and warrants.

4.	Maintain Our Focus on Technical Excellence and Innovation. The Company is continuing to maintain its leadership in the transportation and law enforcement and surveillance markets served. In order to expand and protect its technology, the Company will continue to seek patent protection for its products and licenses of key technology owned by others. The Company introduced improved and new technologies in 2003 and 2004 including the DR600 vehicle logic unit (“VLU”) that is the integration communication platform for transit vehicle systems including fare collection, automatic passenger counting, automatic vehicle announcement systems, engine monitoring, vehicle location and monitoring (for fleet management and security purposes) and other applications. The Company had previously introduced full color electronic destination sign systems, and with its global presence, is leveraging its purchasing power to realize decreased cost of materials. Our subsidiary, Digital Audio Corporation, continues to develop new products for the law enforcement and surveillance markets in support of the initiatives in U.S. Homeland Security.

The Company considers any increase in government funding related to national security, intelligence, and law enforcement initiatives as having the potential to influence positively the opportunity to sell our audio processing solutions and surface transit security enhancement products. As a result of increased attention to the potential for terrorists’ threats to transit vehicles and infrastructure, the Company has the potential to leverage on the vehicle locating and monitoring aspect of its Transportation Segment; an essential element of security is knowing, on a real time basis, the precise location of critical assets.

5.	Pursue Strategic Partnerships, Alliances and Acquisitions. In September 2003, a division of the Company and GE Transportation Systems Global Signaling, LLC (GETSGS), through General Electric’s (“GE”) Advanced Communications division based in Hingham, Mass, signed a three-year Teaming Agreement. Through this agreement, the Company and GETSGS are working together to deliver advanced technology systems integration projects. Our division focuses on vehicle location and passenger information processing and delivery systems while GETSGS focuses on communications technology, project management, and system integration. Through this agreement with GE, an organization that is uniquely capable of integrating our products with much larger systems in ways that exceed our independent technological and financial capabilities, the Company believes the agreement will significantly extend our transit market reach. The Company further believes the GPS-based vehicle location products, including the security aspects of such as noted above, may represent one of the Company’s more significant internal growth opportunities in coming years.

6.	Increase working capital through better asset management. The Company recognizes that the working capital assets of trade accounts receivable and inventories represent significant opportunities if properly and aggressively managed. Customer account balances are continually monitored and evaluated by reviewing payment history and patterns of heavy shipments that could limit credit line borrowings with the Company’s asset-based lender. As inventories increased in recent years, due to requirements of the markets served and changes in technology, the Company has developed initiatives to promote retrofit sales programs and incentives to utilize existing versions of technology.

The Company believes the balance sheet equity raised through Series E, Series F, and common stock placements to date, together with the borrowing availability under its existing credit facilities are sufficient to fund existing operations for the subsequent 12 month period when aggregated with other Company action plans and strategies to alleviate liquidity pressures.

(3)	SUBSEQUENT EVENT — PRO FORMA CONDENSED BALANCE SHEET AND SUPPLEMENTAL DATA

The following pro forma condensed balance sheet as of September 30, 2004 and supplemental data consider a transaction occurring after the balance sheet date, on October 6, 2004, that will have a significant effect on the information included in the Company’s balance sheets for future periods. This transaction involved the issuance by the Company of shares of its common stock, par value $.10 per share (“Common Stock”), in a private placement to an institutional investor. The pro forma condensed balance sheet and supplemental data give effect to this transaction as if it had occurred on September 30, 2004.

Supplemental information is also provided showing the effect of this transaction, on the same pro forma basis, on the Company’s outstanding balances under its lines of credit and the shares of Common Stock outstanding assuming all cash proceeds were used to pay down line of credit borrowings.

The following adjustment presents the description and related amounts with the transaction completed on October 6, 2004.

On October 6, 2004, the Company sold 1,207,729 shares of Common Stock to an institutional investor for $4.14 per share. The proceeds to the Company, net of issuance expenses, were $4,536,500. The Company has also granted the investor a warrant to acquire 241,546 shares of Common Stock at an exercise price of $6.00, exercisable for a period of five years valued at $966,902. Additionally, the Company granted its placement agent warrants to acquire 120,773 shares of common stock at an exercise price of $5.28, exercisable for a period of five years valued at $491,528. These warrants are not exercisable for a period of six months from the date of placement above. In connection with the above transactions, the Company executed a Registration Rights Agreement for both the common shares and warrants.

	September 30, 2004	Pro forma	September 30, 2004
	(As Reported)	Adjustments	(Pro forma)
TOTAL ASSETS	$36,754,123	—	$36,754,123

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Lines of credit	$5,546,119	$(4,536,500)	$1,009,619
Other current liabilities	9,648,805	—	9,648,805

Total current liabilities	15,194,924	(4,536,500)	10,658,424

Long-term debt and other obligations, less current maturities	694,154	—	694,154

Minority interest in consolidated subsidiary	579,301	—	579,301

Commitments and contingencies
Shareholders’ Equity
Series E Redeemable, Nonvoting, Convertible Preferred Stock, $.10 par value, Liquidation Preference of $5,000 per share.	775,374	—	775,374
Series AAA Redeemable, Nonvoting Convertible Preferred Stock, $.10 par value, Liquidation Preference of $5,000 per share.	1,230,000	—	1,230,000
Common stock, $.10 par value	831,578	120,773	952,351
Additional paid-in capital	25,268,322	4,415,727	29,684,049
Accumulated other comprehensive income — foreign currency translation	2,010,448	—	2,010,448
Accumulated deficit	(9,829,978)	—	(9,829,978)

Total shareholders’ equity	20,285,744	4,536,500	24,822,244

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$36,754,123	$—	$36,754,123

(4)	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company previously recorded goodwill in connection with its acquisitions of Digital Audio Corporation and Mobitec AB. The carrying values of these reporting units are determined by allocating all applicable assets (including goodwill) and liabilities based upon the unit in which the assets are employed and to which the liabilities relate, and considering the net cash flows to determine the fair value of the reporting units.

The Company completed its annual goodwill and indefinite life intangible asset impairment evaluation as of December 31, 2003, and concluded that no impairment existed. Therefore, as a result of this impairment evaluation, no impairment charges were recorded during the year ended December 31, 2003.

In the Company’s opinion, no significant changes have occurred related to the operations or in the carrying amount of goodwill for either of the Company’s operating segments or in the composition of the Company’s acquired intangible assets and the associated accumulated amortization since December 31, 2003. Therefore, an interim impairment evaluation has not been performed by the Company as of September 30, 2004.

(5)	INVENTORIES

Inventories consist of the following:

	September 30,	December 31,
	2004	2003
Raw materials and system components	$8,262,667	$7,477,081
Work in process	163,531	233,436
Finished goods	2,977,602	2,940,137

Gross inventories	11,403,800	10,650,654
Reserve for inventory obsolencense	(1,094,073)	(853,044)

Inventories, net	$10,309,727	$9,797,610

(6)	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30,	December 31,
	2004	2003
Leasehold improvements	$139,662	$87,561
Computer and telecommunications equipment	1,458,922	884,634
Software	1,199,407	1,588,320
Test equipment	238,682	224,022
Furniture and fixtures	1,825,648	1,627,370
Software projects in-process	919,692	374,333

	5,782,013	4,786,240
Less accumulated depreciation and amortization	2,837,711	2,351,651

	$2,944,302	$2,434,589

(7)	LINES OF CREDIT AND LONG-TERM DEBT

a)	Lines of Credit

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

At September 30, 2004, the Credit Agreement, as amended, provides up to $10.0 million in borrowings to be used for acquisitions, working capital and general corporate purposes. The borrowing is inclusive of $2.0 million for Letters of Credit and $0.5 million for term loans. The interest rate on loans under this agreement is the published prime lending rate (4.75 percent at September 30, 2004) plus 1.75 percent. There is an annual fee equal to 2.50 percent on the aggregate undrawn face amount of all Letters of Credit outstanding.

The Credit Agreement, as amended, includes customary covenants and conditions relating to the conduct and operation of the Company’s business. Specifically, the Credit Agreement subjects the Company to an escalating fixed charge coverage ratio from 1.0 to 1.5 and an escalating Minimum Tangible Net Worth (as defined) covenant from $1.5 million to $2.7 million over the term of the agreement calculated on a quarterly and rolling 12 month basis; limits annual capital expenditures to $1.5 million and limits credit by providing for a reserve of $600,000 until certain financial covenants have been met. At September 30, 2004, available collateral based on the value of eligible trade accounts receivable and inventory was $5,528,169. This, given the outstanding debt balance under this agreement of $4,096,869, would have resulted in additional borrowing availability of $1,431,300. However, the required reserve reduced additional borrowing availability by $600,000 to $831,300. The outstanding debt under the Credit Agreement is secured by substantially all U.S.-based assets of the Company.

On April 14, 2004, the Company and LBC agreed to amendments to the escalating tangible net worth and escalating fixed charge coverage ratio loan covenants. The amendment took into effect the Company’s results of operations for the three months ended December 31, 2003 that affected the initial covenant computations. These covenants were revised after considering the results of operations for the three months ended December 31, 2003 and the Company’s projected operating plan for the year ending December 31, 2004.

The escalating Minimum Tangible Net Worth covenant was reduced by $1,000,000 and reset to $1,500,000 from $2,500,000 for the period of December 31, 2003 through December 30, 2004 and increases $600,000 per year thereafter for the remaining life of the loan. The time periods required to maintain the escalating fixed charge coverage ratio were also reduced to exclude the three months ended December 31, 2003; and are 1.15:1.00 for the nine and twelve months ended September 30, 2004 and December 31, 2004. Additionally, the interest rate on borrowings increased from prime plus 1.00 to prime plus 1.75 effective April 14, 2004 and forward. The impact on the 2004 financial statements based on the outstanding balance of this loan as of September 30, 2004 would be approximately $30,524. Also, the reserve on borrowings was increased to $600,000 from $500,000 until receipt of the certified 2004 financial statements reflecting an EBITDA to fixed charge coverage ratio of at least 1.15:1.00.

At September 30, 2004, the Company was not in compliance with the fixed charge coverage ratio within the Credit Agreement, as amended, but is working with the lender to obtain a waiver. All amounts due under the Credit Agreement are classified as a current liability. Although no assurance can be given, the Company does not expect a material negative impact stemming from the covenant violation. The amount outstanding at September 30, 2004, was $4,096,869.

Mobitec AB, the Company’s wholly owned Swedish subsidiary, has an agreement with its bank in Sweden from which it may currently borrow up to a maximum of 10,000,000 krona or $1,361,000 U.S. based on the September 30, 2004 exchange rate of 0.1361. At September 30, 2004, 5,524,632 krona, or $751,904 was outstanding, resulting in additional borrowing availability of 4,475,368 krona, or $609,098. The maximum borrowing in the amount of 10,000,000 krona is secured by cash on deposit with the bank in the amount of 2,200,000 krona, or $299,420. The terms of this agreement require payment of an unused credit line fee equal to 0.50 percent of the unused portion and an average interest rate of 4.10 percent of the outstanding balance. This agreement is secured by certain assets of Mobitec AB. The line of credit agreement has an expiration date of December 31, 2004. On or before expiration, the Company expects to renew this credit agreement with an agreement substantially similar in terms and conditions.

Mobitec AB also has an agreement with the same bank from which it may borrow up to 6,000,000 krona, or $816,600 based on the September 30, 2004 exchange rate of 0.1361. At September 30, 2004, 999,547 krona, or $136,038 was outstanding, resulting in additional borrowing availability of 5,000,453 krona, or $680,562. The line of credit bears an average interest rate of 5.29 percent and is collateralized by accounts receivable of Mobitec AB. The agreement has an expiration date of December 31, 2004. On or before expiration, the

Company expects to renew this credit agreement with an agreement substantially similar in terms and conditions.

Transit Media-Mobitec GmbH, the Company’s wholly owned German subsidiary, has an agreement with its bank in Germany from which it may currently borrow up to a maximum of 512,000 Euro or $631,347 U.S. based on the September 30, 2004 exchange rate of 1.2331. At September 30, 2004, 455,201 Euro, or $561,308 was outstanding, resulting in additional borrowing availability of 56,799 Euro, or $70,039. The line of credit bears an average interest rate of 4.53 percent and is collateralized by accounts receivable and inventories of Transit Media-Mobitec GmbH. This agreement has an open ended term.

Lines of credit at September 30, 2004 and December 31, 2003 consist of the following:

	September 30,	December 31,
	2004	2003
Line of credit with LaSalle Business Credit, dated November 6, 2003, as amended, payable in full November 15, 2006, secured by accounts receivable, inventory and all assets of the U.S. based domestic entities of the Company.	$4,096,869	$4,222,336
Line of credit with Swedish bank dated December 31, 2003, secured by certain assets of the Swedish subsidiary, Mobitec AB, and a cash deposit, with average interest of 4.1%.	751,904	1,356,435
Line of credit with Swedish bank dated December 31, 2003 secured by accounts receivable of the Swedish subsidiary, Mobitec AB, with average interest at 5.29%.	136,038	404,280
Line of credit with German bank dated June 23, 2004 secured by accounts receivable and inventory of the German subsidiary, Transit Media - Mobitec GmbH, with average interest at 3.28%.	561,308	—

Total lines of credit	$5,546,119	$5,983,051

b) Long-Term Debt

Long-term debt consists of the following notes and obligations, the proceeds of which were used to finance the Mobitec acquisition and for working capital requirements.

An unsecured note in the amount of $1,765,235 is payable to the estate of the seller of Mobitec AB. The note, as amended, requires three incrementally increasing quarterly payments due at the end of each successive quarter beginning with the third quarter of 2004 in the amounts of $50,000, $75,000, and $100,000 with the remaining balance in the amount of $1,540,235 due June 30, 2005. The quarterly payment in the amount of $50,000 was paid subsequent to the balance sheet date. The unsecured note had an annual interest rate of 9.0 percent paid annually which increased to 10.0 percent on July 1, 2004. A second unsecured obligation due to the shareholder in the amount of $225,000 was paid in full on July 30, 2004.

A term loan from a Swedish bank dated June 28, 2001, having a balance of 8,800,000 krona, or $1,197,679 (based on the September 30, 2004 exchange rate of 0.1361), is payable in eight (8) remaining quarterly payments of 1,100,000 krona, or $149,710 at an annual interest rate of 5.35 percent and is secured by stock of DRI’s Swedish holding company subsidiary, DRI-Europa AB, and its consolidated subsidiary, Mobitec AB. Two (2) of the eight (8) remaining quarterly payments are due December 31, 2004.

Two convertible debentures dated June 27, 2001, and two convertible debentures dated July 31, 2002, having carrying amounts on December 31, 2003 of $2,838,000 and $1,150,000, respectively, were converted into an aggregate of 2,075,000 common shares on April 23, 2004.

A convertible subordinated debenture in the amount of $250,000 dated August 26, 2002, is payable to a shareholder and member of the Board of Directors, and is due in full August 26, 2009, if not sooner redeemed or converted, with annual interest at 8.0 percent paid monthly. It also provides for monthly principal redemption installments commencing August 26, 2005, each of such installments to be in the dollar amount of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount. The loan agreement under which the convertible debenture was issued subjects the Company to a 1:1 ratio of Earnings Before Interest, Depreciation and Amortization (EBITDA) to interest to be calculated quarterly on a rolling four quarter basis and a 1.3:1 current ratio to be calculated at each quarter end. Both ratios were waived by the debt holder for calendar year 2004.

Long-term debt at September 30, 2004 and December 31, 2003 consists of the following:

	September 30,	December 31,
	2004	2003
Unsecured note to the estate of the seller of Mobitec AB, dated September 28, 2001, payable in full September 30, 2005, with interest at 10%.	$1,765,235	$1,765,235
Unsecured obligation to a shareholder dated September 28, 2001, payable in 12 quarterly installments, with zero interest.	—	225,000
Note payable to a Swedish bank, dated September 28, 2001, payable in 20 quarterly installments of $149,710 including interest at 5.35%; collateralized by stock of Swedish holding company subsidiary and its consolidated subsidiary Mobitec AB.	1,197,679	1,667,927
Convertible debentures dated June 27, 2001, payable in full June 27, 2008, with interest at 8%, net of unamortized discount arising from warrants in the amount of $162,000.	—	2,838,000
Convertible debentures dated July 31, 2002, payable in full July 31, 2009, with interest at 8%.	—	1,150,000
Convertible debenture dated August 26, 2002, payable in full August 26, 2009, with interest at 8%.	250,000	250,000

Total long-term debt	3,212,914	7,896,162
Less current maturities	2,518,760	1,249,110

	$694,154	$6,647,052

Net interest expense was $154,837 and $243,556 for the three months ended September 30, 2004 and 2003, respectively; and $729,126 and $832,998 for the nine months ended September 30, 2004 and 2003, respectively. Net interest expense for the nine months ended September 30, 2004 included $153,000 in amortized debt discount related to the conversion of the convertible debentures dated June 22, 2001.

(8)	PER SHARE AMOUNTS

The basic net income per common share has been computed based upon the weighted average shares of common stock outstanding. Diluted net income per common share has been computed based upon the weighted average shares of common stock outstanding and shares that would have been outstanding assuming the issuance of common stock for all potentially dilutive equities outstanding. The Company’s convertible preferred stock, convertible debt, options and warrants represent the only potentially dilutive equities outstanding.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss) applicable to common shareholders	$(623,211)	$104,360	$(635,446)	$108,721
Effect of dilutive securities on net income:
Convertible debt	—	52,800	—	—

Net income (loss) applicable to common shareholders, assuming conversions	$(623,211)	$157,160	$(635,446)	$108,721

Weighted average shares outstanding - Basic	8,202,786	3,944,475	6,358,431	3,854,219
Effect of dilutive securities on shares outstanding:
Options	—	123,406	—	96,460
Warrants	—	52,249	—	41,947
Convertible debt	—	2,200,000	—	—

Weighted average shares outstanding - Diluted	8,202,786	6,320,130	6,358,431	3,992,626

No recognition was given to potentially dilutive securities aggregating 1,718,433 shares in the three and nine months ended September 30, 2004, since, due to the net loss in those periods, such securities would have been anti-dilutive.

(9)	TRANSLATION OF FOREIGN CURRENCY

The local currency of each of the countries of the operating foreign subsidiaries is considered to be the functional currency. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as the cumulative translation adjustment included in accumulated comprehensive income (loss) in shareholders’ equity. Realized gains and losses on foreign currency transactions are included in operations for the period.

(10)	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three and nine months ended September 30, 2004 and 2003 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$(566,254)	$169,474	$(405,111)	$262,335
Foreign currency translation adjustment	329,081	320,877	(261,375)	1,139,772

Total comprehensive income (loss)	$(237,173)	$490,351	$(666,486)	$1,402,107

(11)	SEGMENT INFORMATION

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

Operating income (loss) for each segment is total sales less cost of sales and operating expenses applicable to the segment. Certain corporate overhead expenses including executive salaries and benefits, public company administrative expenses, legal and audit fees, and interest expense are not included in segment operating income (loss). Instead, such costs are included in the table below in a separate line labeled “parent entities.” Segment identifiable assets include accounts receivable, inventories, net property and equipment, net intangible assets and net goodwill. Sales, operating income (loss), identifiable assets, capital expenditures, long-lived assets, depreciation and amortization, and geographic information for the operating segments are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales
Transportation products	$10,998,068	$10,395,741	$34,114,236	$32,855,071
Law enforcement and surveillance	509,825	216,666	1,275,190	1,195,443

	$11,507,893	$10,612,407	$35,389,426	$34,050,514

Operating income (loss)
Transportation products	$1,776,035	$1,605,456	$5,131,211	$4,264,052
Law enforcement and surveillance	158,566	(27,613)	216,374	214,725
Parent Entities	(1,626,181)	(1,020,062)	(4,202,625)	(3,191,791)

	$308,420	$517,781	$1,144,960	$1,286,986

Depreciation and amortization
Transportation products	$154,966	$100,322	$430,820	$312,058
Law enforcement and surveillance	22,138	30,829	54,078	89,608
Parent Entities	48,116	45,271	146,097	140,874

	$225,220	$176,422	$630,995	$542,540

Capital expenditures
Transportation products	$349,151	$444,792	$806,902	$835,015
Law enforcement and surveillance	69,653	16,173	105,570	127,386
Parent Entities	51,787	2,585	99,591	26,238

	$470,591	$463,550	$1,012,063	$988,639

Geographic information — net sales
NAFTA	$6,385,296	$7,076,833	$19,469,105	$20,604,040
Europe	3,822,311	2,604,202	12,903,599	11,093,528
Pacific and Other	1,300,286	931,372	3,016,722	2,352,946

	$11,507,893	$10,612,407	$35,389,426	$34,050,514

(12)	TAXES

As a result of its net operating loss carryforwards, the Company has significant deferred tax assets. SFAS No. 109, “Accounting for Income Taxes” (“FAS 109”), requires a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Accordingly, the Company recorded a full valuation allowance, representing a non-cash charge of $787,431, against the deferred tax assets during the third quarter 2004. In addition, the Company expects to provide a full valuation allowance on future tax benefits until the Company can sustain a level of profitability that demonstrates its ability to utilize the deferred tax assets.

As a result of its recent equity transactions, the Company has determined its ability to use its net operating loss carryforwards and related tax benefits in any single year are limited under the Internal Revenue Code. Because of the recency of the latest equity transaction, the exact annual limitation has not been determined. However, the Company does not believe such limitation will adversely impact its ability ultimately to use the net deferred tax asset.

The Company’s effective tax benefit rate, excluding the deferred tax asset valuation allowance adjustment of $787,431, of 17 percent for the nine months ended September 30, 2004, was different than the statutory tax expense rate of 35 percent primarily due to the utilization of net operating loss carry forwards in an international jurisdiction in which the Company generated taxable earnings for the nine months ended September 30, 2004. As of December 31, 2003, the Company had established a valuation allowance against its deferred tax asset relative to the net operating losses due to the then uncertainty of the ability of the Company to use the loss carry forwards. The Company has assumed the reduction or reversal of the valuation allowance and recognized tax benefits and expense for the three and nine months ended September 30, 2004 as detailed in the table below. In addition, the Company has recognized an expense to increase the deferred tax asset valuation allowance in the amount of $787,431 in the U.S. companies for the three and nine months ended September 30, 2004. As a result of the tax items above, the total net reported tax expense for the three and nine months ended September 30, 2004, was $673,161 and $717,259, respectively.

	Three Months ended September 30, 2004			Nine Months ended September 30, 2004
	U.S.	Foreign	Total	U.S.	Foreign	Total
Current tax expense (benefit), net	$19,420	$(15,432)	$3,989	$19,420	$(471)	$18,950
Deferred tax benefit	—	110,282	110,281	—	51,223	51,222
Change in valuation allowance	(787,431)	—	(787,431)	(787,431)	—	(787,431)

Income tax expense (benefit)	$(768,011)	$94,851	$(673,161)	$(768,011)	$50,753	$(717,259)

(13)	LEGAL PROCEEDINGS

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

Business — General

We directly or through contractors, design, manufacture, sell, and service information technology and audio surveillance technology products through two business segments. These two business segments are: (1) the transportation communications segment; and (2) the law enforcement and surveillance segment. While service is a significant aspect of our marketing strategy, it is not yet a material generator of revenue.

Our transportation communications segment produces products sold worldwide within the passenger and operating system information communication industry and market. This includes information systems for users and operators of transportation systems both on-board and off-board the vehicle. Additionally, Automatic Vehicle Locating and Automatic Vehicle Monitoring capabilities are addressed for fleet management, passenger information, and scheduling as well as for enhancement of security of transportation systems and vehicles. We sell to transportation vehicle equipment customers generally in two broad categories, (1) end customers, including municipalities; regional transportation districts; federal, state, and local departments of transportation; transit agencies; public, private, or commercial operators of vehicles; and rental car agencies; and (2) original equipment manufacturers (“OEMs”) of transportation vehicles. The relative percentage of sales to end customers as compared to OEM customers varies widely and frequently from quarter to quarter and year to year and within products and product lines comprising our mix of total revenue in any given period.

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

• Allowance for doubtful accounts

• Inventory valuation

• Intangible assets and goodwill

• Income taxes, including deferred tax assets

• Revenue recognition

Results of Operations

The following discussion provides an analysis of our results of operations and liquidity and capital resources. This should be read in conjunction with our unaudited consolidated financial statements and related notes thereto contained in Item 1 of this filing. The operating results of the three-month and nine-month periods presented were not significantly affected by inflation.

The following table sets forth the percentage of our revenues represented by certain items included in our Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	58.5	60.7	57.9	59.9

Gross profit	41.5	39.3	42.1	40.1

Operating expenses:
Selling, general and administrative	34.9	32.1	34.8	32.2
Research and development	3.9	2.3	4.0	4.2

Total operating expenses	38.8	34.4	38.8	36.4

Operating income	2.7	4.9	3.3	3.8
Other income (expense)	(1.1)	(1.3)	(2.1)	(1.7)

Income (loss) before income tax expense	1.6	3.6	1.2	2.1
Income tax benefit (expense)	(5.8)	(1.6)	(2.0)	(1.1)

Income before minority interest in income of consolidated subsidiary	(4.3)	2.0	(0.9)	1.0
Minority interest in consolidated subsidiary	(0.6)	(0.4)	(0.3)	(0.3)

Net income	(4.9)%	1.6%	(1.1)%	0.7%

COMPARISON OF OUR RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Net Sales and Gross Profit

Our net sales for the three months ended September 30, 2004, increased $895,486 or 8.4 percent, from $10,612,407 for the three months ended September 30, 2003, to $11,507,893 for the three months ended September 30, 2004. Our gross profit for the three months ended September 30, 2004, increased $605,824, or 14.5 percent, from $4,169,727 for the three months ended September 30, 2003, to $4,775,551 for the three months ended September 30, 2004.

During the three months ended September 30, 2004, the Company recorded revenues associated with a software license agreement. Our net sales would have increased 3.8 percent from 2003 and our gross profit would have increased 2.8 percent from 2003 without the license revenues and the related gross profit.

Following is a discussion of these changes in net sales and gross profit by segment.

Transportation Communications Segment For the three months ended September 30, 2004, sales of our transportation communications segment increased $602,327, or 5.8 percent, from $10,395,741 for the three months ended September 30, 2003, to $10,998,068 for the three months ended September 30, 2004. The change resulted from an increase in international sales of $637,488 partially offset by a decrease in U.S. domestic sales revenues of $35,161. The decrease in U.S. domestic sales is attributed to a decrease in sales of electronic destination sign systems resulting from a shift in the timing of orders which was partially offset by an increase in revenues for automatic voice announcement systems and system licensing revenues. The decrease related to the shift in the timing of orders may or may not be realized in 2004 and, to the extent realized, may not be incremental to the remainder of 2004 as planned. The licensing revenues for the three months ended September 30, 2004, represented 4.5 percent of total net sales for the Transportation Communications segment.

The net increase in international sales was primarily attributed to higher electronic destination sign systems sales in the Scandinavian and Australian markets, partially offset by lower sales in Germany. The increase in net sales due to foreign currency fluctuations was approximately $414,571 and is not expected to change significantly for the remainder of 2004, as compared to the prior year when foreign currency fluctuations were more volatile as the U.S. dollar continued to weaken. The Company has no control over the foreign currency fluctuations and does not utilize currency hedging tools as its foreign companies primarily transact business in their respective functional currencies, thereby reducing the impact of foreign currency translation differences. If the U.S. dollar strengthens compared to the foreign currencies converted, it is likely the total sales reported in U.S. dollars would decline. In general, sales prices on the majority of our products have remained relatively stable for the three months ended September 30, 2004.

Because of our already high market share in the U.S., we expect our sales growth in the transportation communications segment will be dependent upon the introduction of new product offerings and technology, as well as our expansion into new geographic areas.

Our transportation communications segment gross profit for the three months ended September 30, 2004, increased $393,293, or 9.7 percent, from $4,069,329 for the three months ended September 30, 2003, to $4,462,621 for the three months ended September 30, 2004. As a percentage of segment sales, our gross profit percentage improved to 40.6 percent of our net segment sales for the three months ended September 30, 2004, as compared to 39.1 percent for the three months ended September 30, 2003. The increase in gross profit of $393,293 was attributed to the Company’s international operations, which realized a gross profit increase of $123,609, and to U.S. operations, which realized a gross profit increase of $269,684. The licensing fee revenue gross profit accounted for 11.0 percent of the total gross profit for the three months ended September 30, 2004. The gross profit percentage would have been 37.8 percent excluding the license fee revenue. The U.S. gross profit percentage for the three months ended September 30, 2004, was 43.4 percent, as compared to 39.3 percent for the prior year. The U.S. gross profit percentage would have been 39.1 percent excluding the license fee revenue. The remaining 4.3 percent increase in average U.S. gross profit percentage is primarily the result of ongoing cost reduction and profit improvement programs initiated in the last half of 2003, as well as an increase in sales of higher gross profit systems.

The consolidated international operations realized average gross profit percentages of 35.7 percent and 38.8 percent in the three months ended September 30, 2004 and 2003, respectively. The decrease in gross profit percentages is attributable to product mix and the introduction in 2004 of the lower-priced all-LED sign systems in the European markets. The gross profits are affected by selling prices, which are expected to be relatively stable in the near term, and direct cost of materials and services to manufacture and assemble the Company’s products. The Company expects to realize gross profit improvements in future periods reflecting the full effect of 2004 initiatives through negotiations with suppliers to lower unit component costs, the introduction of technology improvements decreasing the overall system costs, and in-house production of sub-assemblies that were previously purchased from suppliers at higher costs. Notwithstanding the foregoing, we believe long term improvement in our gross profit percentage is dependent primarily upon overall economic and competitive conditions in the transportation sector, introduction of new technology products, and the continued success of on-going profit improvement initiatives.

Law Enforcement and Surveillance Segment For the three months ended September 30, 2004, sales for our law enforcement and surveillance segment increased $293,159 or 135.3 percent, from $216,666 for the three months ended September 30, 2003, to $509,825 for the three months ended September 30, 2004. The sales increase is primarily attributable to federal budget spending increases for our systems and products. During the three months ended

September 30, 2004, quoting activity to government agencies has been strong relative to prior years with dollar volume substantially higher than the same periods in both 2002 and 2003. Management believes this increase in quotation activity will continue to generate new orders during the fourth quarter in 2004 and into 2005.

The segment gross profit for the three months ended September 30, 2004, increased $200,895, or 135.0 percent, from $148,802 for the three months ended September 30, 2003, to $349.697 for the three months ended September 30, 2004. As a percentage of segment sales, our gross profit percentage was 68.6 percent of our net segment sales for the three months ended September 30, 2004, compared to 68.7 percent for the three months ended September 30, 2003. The slight decrease in the average gross profit percentage was primarily attributable to sales of products having a higher content of material costs including higher costs incurred for third party components. We believe improvement in our gross profit percentage is dependent upon overall economic and competitive conditions in the law enforcement and surveillance sector, introduction of new technology products, and the continued success of our on-going profit improvement initiatives.

Selling, General and Administrative, and Research and Development Expenses

Our selling, general and administrative expenses for the three months ended September 30, 2004, increased $605,150, or 7.7 percent, from $3,410,840 for the three months ended September 30, 2003, to $4,015,990 for the three months ended September 30, 2004. This increase was primarily attributable to increases in public company expenses, legal and audit fees, depreciation, and bank fees. As a percentage of our sales, these expenses were 34.9 percent for the three months ended September 30, 2004, and 32.1 percent for the three months ended September 30, 2003. Management believes these expenses will decrease as a percentage of our sales in future periods if our revenue increases substantially and as we continue to focus on expense and cost reduction. However, our selling, general and administrative expenses could increase in future periods due to: (1) expansion into other geographic areas, (2) expansion through acquisition, (3) introduction of new products and services, and (4) compliance efforts stemming from the Sarbanes-Oxley Act of 2002.

Our research and development expenses for the three months ended September 30, 2004, increased $210,035, or 87.1 percent, from $241,106 for the three months ended September 30, 2003, to $451,141 for the three months ended September 30, 2004. This category of expenses includes internal engineering personnel, outside engineering expense for software and hardware development, sustaining product engineering, and new product development. As a percentage of our net sales, these expenses increased from 2.3 percent for the three months ended September 30, 2003, to 3.9 percent for the three months ended September 30, 2004. Certain engineering personnel were used in the development of software during each of these periods and incurred costs that met the capitalization criteria of SFAS No. 86, “Capitalization of Software Development Costs.” The total amount of personnel and other expense capitalized in the three months ended September 30, 2004, was $248,088, as compared to $435,402 for the three months ended September 30, 2003. In the longer term, we expect the net research and development expenses to remain in the range of 5.0 to 8.0 percent of sales.

Operating Income

The net change in our operating income for the three months ended September 30, 2004, was an decrease of $209,361 from net operating income of $517,781 for the three months ended September 30, 2003, to net operating income of $308,420 for the three months ended September 30, 2004. Net operating income would have decreased further without the margins associated with the license fee revenue, primarily due to lower sales in the transportation communications segment and higher operating expenses and personnel costs as previously described, partially offset by higher sales in the law enforcement and surveillance segment.

Other Expense and Income Tax Expense

Our total other expense for the three months ended September 30, 2004, was $128,527, a net decrease in expense of $7,537, as compared to $136,064 for the three months ended September 30, 2003. This decrease was primarily due to the decrease in net interest expense of $88,719 partially offset by the decrease in foreign exchange gains of $82,137. The net interest expense decreased $88,718 from $243,556 for the three months ended September 30, 2003, to $154,838 for the three months ended September 30, 2004. The interest expense decrease was the result of equity proceeds received in the second quarter of 2004 that were used to pay down the credit line debt plus the conversion of the subordinated debt to common stock equity. The net increase in other income totaled $1,721. The Company does not expect to realize any significant foreign currency transaction gains or losses for the remainder of 2004 as management believes the functional currencies will remain similar to the foreign currency exchange rates at September 30, 2004. However, the economic uncertainty in the global markets in which the Company operates may result in volatility of the U.S. dollar thereby generating the possibility of foreign exchange gains and losses on $1,765,235 of U.S. dollar denominated debt in Sweden.

We recorded a full valuation allowance, representing a non-cash charge of $787,431 to tax expense, against the deferred tax assets during the three months ended September 30, 2004. SFAS No. 109, “Accounting for Income Taxes” (“FAS 109”), requires a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. See Note 12 to the financial statements.

The effective tax benefit rate of 63.5 percent for the three months ended September 30, 2004 excludes a deferred tax asset valuation allowance adjustment of $787,431 and is different than the expected statutory tax rate resulting from the Company’s cumulative adjustment to tax expense for the nine months ended September 30, 2004, based on the Company’s projected results for 2004. Our net income tax expense was $673,161 for the three months ended September 30, 2004, as compared with an income tax expense of $172,721 for the three months ended September 30, 2003. The effective tax benefit rate of 63.5 percent for the three months ended September 30, 2004, reflected the benefits derived from deferred tax valuation allowance adjustments in certain international jurisdictions, as compared to the effective tax rate of 45.2 percent for the three months ended September 30, 2003, which reflected the impact of the taxable losses in international jurisdictions in which the Company provided no benefit recognition.

Net Income (Loss) Applicable to Common Shareholders

The net change in our net income applicable to common shareholders for the three months ended September 30, 2004, was a decrease of $727,571 from a net income of $104,360 for the three months ended September 30, 2003, to a net loss of $623,211 for the three months ended September 30, 2004. The net operating loss before minority interest in income of consolidated subsidiary decreased $702,264 from net income of $208,996 for the three months ended September 30, 2003, to a net loss of $493,268 for the three months ended September 30, 2004. The preferred stock dividends decreased $8,157 from $65,114 for the three months ended September 30, 2003, to $56,957 for the three months ended September 30, 2004, due to the decease in dividend requirements for the Series E and Series AAA convertible preferred stock resulting from conversions to common equity during 2004.

COMPARISON OF OUR RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Net Sales and Gross Profit

Our net sales for the nine months ended September 30, 2004, increased $1,338,912 or 3.9 percent, from $34,050,514 for the nine months ended September 30, 2003, to $35,389,426 for the nine months ended September 30, 2004. Our gross profit for the nine months ended September 30, 2004, increased $1,235,691, or 9.0 percent, from $13,660,242 for the nine months ended September 30, 2003, to $14,895,933 for the nine months ended September 30, 2004.

During the nine months ended September 30, 2004, the Company recorded revenues associated with a software license agreement. Our net sales would have increased 0.7 percent from 2003 and our gross profit would have increased 0.9 percent from 2003 without the license revenues and the related gross profit.

Following is a discussion of these changes in net sales and gross profit by segment.

Transportation Communications Segment For the nine months ended September 30, 2004, sales of our transportation communications segment increased $1,259,165 or 3.8 percent from $32,855,071 for the nine months ended September 30, 2003, to $34,114,236 for the nine months ended September 30, 2004. The increase resulted from an increase in U.S. domestic sales revenues of $204,918 and an increase in international sales of $1,054,247. The increase in U.S. domestic sales is attributable to an increase in the Digital Recorders division sales for automatic voice announcement systems and system licensing revenues, partially offset by a decrease in sales of electronic destination sign systems. The licensing fee revenues for the nine months ended September 30, 2004, represented 3.3 percent of total net segment sales. The increase in international sales is primarily attributable to higher sales in the German subsidiary for all-LED electronic destination sign systems, higher sales in Australia, higher sales in the Scandinavian markets, and more favorable average foreign currency exchange rates in 2004 as compared to 2003. The increase in net sales due to the translation of transactions in foreign currencies was approximately $1,150,000. The Company has no control over the foreign currency fluctuations and does not use currency hedging tools as its foreign companies primarily transact business in their respective functional currencies, thereby reducing the impact of foreign currency translation differences. If the U.S. dollar strengthens compared to the foreign currencies converted, total sales reported in U.S. dollars will decline. In general, sales prices on the majority of our products have remained relatively stable in the nine months ended September 30, 2004. Our expected sales growth in the transportation communications segment will be dependent upon the introduction of new product offerings and technology, as well as our expansion into new geographic areas. We believe our relatively high market share positions in our current markets preclude significant sales growth from increased market share.

Our transportation communications segment’s gross profit for the nine months ended September 30, 2004, increased $1,155,803, or 13.2 percent, from $12,841,377 for the nine months ended September 30, 2003, to $13,997,180 for the nine months ended September 30, 2004. As a percentage of segment sales, our gross profit was 41.0 percent of our net segment sales for the nine months ended September 30, 2004, as compared to 39.1 percent for the nine months ended September 30, 2003. The net increase of $1,155,803 is attributable to the U.S. domestic operations, which realized a gross profit increase of $1,034,510, and to the international operations which realized a gross profit increase of $121,293. The licensing fee revenue gross profit accounted for 7.9 percent of the total gross profit for the nine months ended September 30, 2004. The gross profit would have been 39.0 percent, excluding the license fee revenue gross profit. The U.S. gross profit percentage of sales for the nine months ended September 30, 2004, was 42.0 percent, as compared to 37.3 percent for the prior year. The 4.7 percent increase in average U.S. gross profit results from ongoing cost reductions and profit improvement programs initiated in the last half of 2003, as well as an increase in sales of higher gross profit systems and licensing revenues. The U.S. gross profits would have been 38.7 percent excluding the license fee revenue. The consolidated international operations realized average gross profit percentages of 39.5 percent and 41.9 percent in the nine months ended September 30, 2004 and 2003, respectively. The decrease in gross profit percentages is attributable to product mix and the introduction in 2004 of the lower-priced, all-LED sign systems in the European markets. The gross profit percentages are affected by selling prices which are expected to be relatively stable in the near term, and direct cost of materials and services to manufacture and assemble the Company’s products. The Company expects to realize gross profit improvements in future periods, reflecting the full effect of 2004 initiatives through negotiations with suppliers to lower unit component costs, the introduction of technology improvements decreasing the overall system costs, and in-house production of sub-assemblies that were previously purchased from suppliers at higher costs. We believe improvement in our gross profit percentage is dependent primarily upon overall economic and competitive conditions in the transportation sector, introduction of new technology products, and the continued success of our on-going profit improvement initiatives.

Law Enforcement and Surveillance Segment For the nine months ended September 30, 2004, sales for our law enforcement and surveillance segment increased $79,747, or 6.7 percent, from $1,195,443 for the nine months ended September 30, 2003, to $1,275,190 for the nine months ended September 30, 2004. The sales increase is primarily attributable to federal budget spending increases for our systems and products.

During the nine months ended September 30, 2004, the quoting activity to government agencies has been very strong relative to prior years with dollar volume substantially higher than the same periods in both 2002 and 2003. Management believes this increase in quotation activity will generate new orders in the fourth quarter of 2004 and into 2005.

The segment gross profit for the nine months ended September 30, 2004, increased $79,888, or 9.8 percent from $818,865 for the nine months ended September 30, 2003, to $898,753 for the nine months ended September 30, 2004. As a percentage of segment sales, our gross profit percentage was 70.5 percent of our net segment sales for the nine months ended September 30, 2004, as compared to 68.5 percent for the nine months ended September 30, 2003. The increase in the average gross profit percentage was primarily attributed to sales of products having a lower content of material costs including lower costs incurred for third-party components. We believe improvement in our gross profit percentage is dependent upon overall economic and competitive conditions in the law enforcement and surveillance sector, the introduction of new technology products, and the continued success of our on-going profit improvement initiatives.

Selling, General and Administrative, and Research and Development Expenses

Our selling, general and administrative expenses for the nine months ended September 30, 2004, increased $1,378,916 or 12.6 percent from $10,950,190 for the nine months ended September 30, 2003, to $12,329,106 for the nine months ended September 30, 2004. This increase was primarily attributable to increases in public company expenses, legal, audit and tax expense, depreciation, and bank fees. As a percentage of our sales, these expenses were 34.8 percent for the nine months ended September 30, 2004, and 32.2 percent for the nine months ended September 30, 2003. Management believes these expenses will decrease as a percentage of our sales in future periods if our revenue increases substantially and we continue to focus on expense and cost reduction. However, our selling, general and administrative expenses could increase in future periods due to: (1) expansion into other geographic areas, (2) expansion through acquisition, (3) introduction of new products and services, and (4) compliance efforts stemming from the Sarbanes-Oxley Act of 2002.

Our research and development expenses for the nine months ended September 30, 2004, decreased $1,199 or 0.01 percent from $1,423,066 for the nine months ended September 30, 2003, to $1,421,867 for the nine months ended September 30, 2004. This category of expenses includes internal engineering personnel and outside engineering expense for software and hardware development, sustaining product engineering, and new product development. As a percentage of our net sales, these expenses decreased from 4.2 percent for the nine months ended September 30, 2003, to 4.0 percent for the nine months ended September 30, 2004. Certain engineering personnel were used in the development of software during each of these periods and incurred costs that met the capitalization criteria of SFAS No. 86, “Capitalization of Software Development Costs.” The total amount of personnel and other expense capitalized in the nine months ended September 30, 2004, was $621,075, as compared to $837,195 for the nine months ended September 30, 2003. In the longer term, we expect the net research and development expenses to remain in the range of 5.0 to 8.0 percent of sales.

Operating Income

The net change in our operating income for the nine months ended September 30, 2004, was an decrease of $142,026 from net operating income of $1,286,986 for the nine months ended September 30, 2003, to net operating income of $1,144,960 for the nine months ended September 30, 2004. This decrease is primarily due to gross profits from the license fee revenues in the transportation communications segment, partially offset by higher selling, general and administrative expenses.

Other Expense and Income Tax Expense

Our total other expense for the nine months ended September 30, 2004, was $733,305, a net increase in expense of $170,093, as compared to $563,212 for the nine months ended September 30, 2003. This increase was primarily due to the net decrease in foreign transaction gains of $303,642. The foreign transaction losses for the nine months ended September 30, 2004, were $92,832 as compared to net translation gains of $210,810 for the nine months ended September 30, 2003. The net increase in other income totaled $29,677. The Company does not expect to realize any significant foreign currency transaction gains or losses for the remainder of 2004 as management believes the functional currencies will remain similar to the foreign currency exchange rates at September 30, 2004. However, the economic uncertainty in the global markets in which the Company operates may result in volatility of the U.S. dollar thereby generating the possibility of foreign exchange gains and losses on that debt denominated in U.S. dollars in Sweden. The net interest expense decreased $103,872 from $832,998 for the nine months ended September 30, 2003, to $729,126 for the nine months ended September 30, 2004. The 2004 net interest expense included a non-cash interest charge of $170,606, primarily related to the write-off of the balance of unamortized debt discount when a significant portion of the convertible debt was converted to common stock. Excluding the non-cash interest expense of $170,606, the net interest expense would have decreased $274,478 for the nine months ended September 30, 2003, compared to 2004. The net decrease in interest expense was primarily the result of equity proceeds used to pay down the credit line debt and $4.1 million of subordinated debt that was converted to common stock early in the second quarter of 2004.

We recorded a full valuation allowance, representing a charge of $787,431, against the deferred tax assets during the nine months ended September 30, 2004 which increased the total reported tax expense to $717,259. SFAS No. 109, “Accounting for Income Taxes"(“FAS 109”), requires a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. See Note 12 to the financial statements

Our effective tax benefit rate, excluding the deferred tax asset valuation allowance adjustment of $787,431, of 17.0 percent for the nine months ended September 30, 2004, was different than the statutory tax expense rate of 35.0 percent primarily due to the utilization of net operating loss carry forwards in an international jurisdiction in which a full valuation allowance has been provided at December 31, 2003. Our net income tax expense including the deferred tax asset valuation allowance adjustment was $717,259 for the nine months ended September 30, 2004, as compared with an income tax expense of $372,293 for the nine months ended September 30, 2003. The effective tax rate of 51.4 percent for the nine months ended September 30, 2003, reflected the impact of the taxable losses in international jurisdictions in which the Company provided no benefit recognition.

Net Income (Loss) Applicable to Common Shareholders

The net change in our net income (loss) applicable to common shareholders for the nine months ended September 30, 2004, was a decrease of $744,167 from a net income applicable to common shareholders of $108,721 for the nine months ended September 30, 2003, to a net loss applicable to common shareholders of $635,446 for the nine months ended September 30, 2004. The net operating income (loss) before minority interest in income of consolidated subsidiary decreased $657,085 from net income of $351,481 for the nine months ended September 30, 2003, to a loss of $305,604 for the nine months ended September 30, 2004. The preferred stock dividends increased $76,721 from $153,614 for the nine months ended September 30, 2003, to $230,335 for the nine months ended September 30, 2004, due to the additional dividend requirements for the Series E Convertible Preferred and Series F Convertible Preferred stock issued during 2003 and 2004, offset by the partial conversion of the Series E, Series F and Series AAA Convertible Preferred stock to common stock equity.

Our Liquidity and Capital Resources

The Company’s net working capital as of September 30, 2004 was $6,173,492 compared to $2,342,201 as of December 31, 2003. Our principal sources of liquidity from current assets included cash and cash equivalents of $552,341, trade and other receivables of $9,981,834, inventories of $10,309,727 and prepaid and other current assets of $524,514. The senior U.S. asset-based lending agreement (the “Credit Agreement”) with LaSalle Business Credit LLC (“LBC”) provides for borrowings up to 85.0 percent of eligible trade accounts receivable and up to 35.0 percent of eligible inventory. The lending relationship with our foreign banks allows 75.0 advance rates on trade accounts receivable and 50.0 percent on inventory. The present asset-based lending agreements are sufficient for day to day cash requirements. The Company expects to decrease inventory through better materials requirement planning, reworking what otherwise might be considered slow moving inventory and negotiating lower component prices through volume purchase programs.

The most significant current liabilities at September 30, 2004 included short-term bank and asset-based borrowings of $5,546,119, accounts payable of $4,946,831, accrued expenses of $1,937,470, and current maturities of long-term debt, deferred tax liabilities and dividends payable of $2,518,760, $191,111 and $54,633, respectively. Relationships with our suppliers enable the Company to utilize trade accounts payable as short-term financing during periods of erratic sales which historically have been experienced with large end-of-quarter shipments. The short-term bank borrowings are asset-based lending agreements and directly related to customer sales and account collections. The senior asset-based revolving debt with LBC is classified as a current liability rather than a long-term liability. The Credit Agreement with LBC was negotiated with the intent that the revolving debt would be classified and managed as long-term debt; however, Emerging Issues Task Force (EITF) Issue No. 95-22 “Balance Sheet Classification of Borrowings Outstanding under

Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement”, requires the Company to classify all of our outstanding debt under the Credit Agreement as a current liability. The Credit Agreement has a subjective acceleration clause which could enable the lender to call the loan, but such language is customary in asset-based lending agreements and management does not expect the lender to use this particular clause to inhibit the Company from making borrowings as provided under the agreement. It is our intention to manage the Credit Agreement as long-term debt with a final maturity date of November 15, 2006, as provided for in the Credit Agreement.

For the Three Months Ended September 30, 2004 and 2003

Operating activities. Our operating activities provided cash of $1,058,319 and $869,832 for the three months ended September 30, 2004 and 2003, respectively. Primary sources of cash for the three months ended September 30, 2004 were a decrease in inventories in the amount of $80,896 and increases in accounts payable and accrued expenses in the amounts of $244,604 and $87,081, respectively. The decrease in inventories resulted from better materials management as well as increased shipments late in the quarter. Typically, there is a short lead time between the receipt of goods and the shipment of product. These changes do not represent a trend in our business but routine fluctuations in operations during the period. Uses of cash for the three months ended September 30, 2004 were increases in trade accounts and other receivables and prepaids and other current assets in the amounts of $107,432, $35,289 and $24,528, respectively. These increases were driven by the higher volume of activity late in the quarter. Other uses of cash resulted from a net loss of $566,254. Other sources of cash were realized from net non-cash expenses for deferred taxes, depreciation and amortization, foreign currency gains, bad debt expense reserve for inventory obsolescence and minority interest in the net amount of $1,379,240.

Our operating activities provided cash of $869,832 for the three months ended September 30, 2003. Primary sources of cash from operations were net income of $1,702,856 and decreases in trade receivables and prepaids and other current assets totaling $1,702,856. Primary uses of cash for the three months ended September 30, 2003 were an increase in other receivables and inventories and decreases in trade accounts payables and accrued expenses totaling $1,251,789. The balance of cash provided by operating activities totaling $249,291 were non-cash credits and expenses for deferred taxes, depreciation, amortization, minority interest, bad debt expense, reserve for inventory obsolescence and other non-cash credits in the amounts of $160,000, $141,525, $34,897, $39,522 and ($87,224), respectively. We do not consider these changes in the makeup of our working capital as trends; but rather routine changes resulting from operations.

The Company anticipates its working capital requirements will increase with growth in our sales, primarily due to the timing between when we must pay our suppliers and the time we receive payment from our customers.

Investing activities. Our investing activities used cash of $660,051 and $570,849 for the three months ended September 30, 2004 and 2003, respectively. The primary uses of cash were for expenditures relating to purchases of computer, test, and office equipment, production equipment, and internally developed capitalized software. Purchases of computer, test, and office and machinery equipment were $220,667 and $70,939 for the three months ended September 30, 2004 and 2003, respectively; while costs for internally developed capitalized software were $249,924 and $392,611 for the three months ended September 30, 2004 and 2003, respectively. Other uses of cash for investing activities were an increase in other assets in the amounts of $219,460 and $107,299 for the three months ended September 30, 2004 and 2003, respectively. The increase for the three months ended September 30, 2004 resulted primarily from additional deferred financing costs; while the increase of $107,299 for the three months ended September 30, 2003 resulted from an increases in deferred financing and engineering costs. We do not anticipate any significant change in the level of expenditures for these line items in the aggregate in the near future.

Financing activities. Our financing activities used cash of $289,229 and provided cash of $68,817 for the three months ended September 30, 2004 and 2003, respectively. For the three months ended September 30, 2004, our primary source of cash was bank borrowings and lines of credit in the amount of $1,264,914. Other sources of cash were the issuance of common stock in the amount of $57,412 resulting from the exercise of common stock options. Our primary use of cash for financing activities was the repayment of borrowings under the asset-based lending agreements in the amount of $1,574,451. Another use of cash for the period was for the payment of preferred stock dividends in the amount of $72,183.

Sources of cash from financing activities for the three months ended September 30, 2003 were bank borrowings and lines of credit in the amount of $10,472,011 and the issuance of Series E preferred stock net of issuance costs in the amount of

$966,645. The primary uses of cash were for repayment of borrowings under the asset-based lending agreements in the amount of $11,335,447; and for the payment of preferred dividends in the amount of $44,250.

Future dividend requirements are expected to decrease in 2004 and 2005 due to the expected conversion of Series AAA and Series E preferred stock. Cash used by financing activities for the three months ended September 30, 2004 was used to fund working capital requirements and for the purchases of fixed assets. Cash provided by financing activities for the three months ended September 30, 2003 was primarily used to fund working capital requirements and for the purchase of fixed assets.

For the Nine Months Ended September 30, 2004 and 2003

Operating activities. Our operating activities used cash of $4,042,316 and provided cash of $2,772,145 for the nine months ended September 30, 2004 and 2003, respectively. Primary uses of cash for the nine months ended September 30, 2004 included an operating loss of $405,111 and increases in trade and other receivables and inventories in the amounts of $2,992,102 and $839,739, respectively. These increases do not represent a trend in our business, but routine fluctuations in operations during the period. Other primary uses of cash for the nine months ended September 30, 2004 were for the reduction of accounts payable and accrued expenses in the amounts of $1,155,272 and $395,161, respectively. The significant reduction in liabilities is the direct result of financing activities during the period. Uses of cash were partially offset by net non-cash credits for deferred taxes, depreciation, amortization of intangible assets, foreign currency gains, bad debt expense, reserve for inventory obsolescence and minority interest in the net amount of $1,718,187.

Our operating activities provided cash of $2,772,145 for the nine months ended September 30, 2003. Primary sources of cash from operations resulted from income of $262,335 and decreases in trade and other receivables, and prepaids and other current assets in the amounts of $3,238,284 and $94,635, respectively. Primary uses of cash for the nine months ended September 30, 2003 were a decrease in accounts payable and other accrued expenses of $873,816 and $381,266, respectively; and an increase in inventories of $311,044. We do not consider these changes in the makeup of our working capital as trends; but rather routine changes resulting from operations. The balance of cash provided by operating activities totaling $743,017 resulted from non-cash expenses for deferred taxes, depreciation, amortization, foreign currency gains, and minority interest.

The Company anticipates its working capital requirements will increase with growth in our sales, primarily due to the timing between when we must pay our suppliers and the time we receive payment from our customers.

Investing activities. Our investing activities used cash of $1,086,966 and $1,450,202 for the nine months ended September 30, 2004 and 2003, respectively. The primary uses of cash were for expenditures relating to purchases of computer, test, and office equipment, production equipment, and internally developed capitalized software. Purchases of computer, test, and office equipment were $378,718 and $288,141 for the nine months ended September 30, 2004 and 2003, respectively; while costs for internally developed capitalized software were $633,345 and $700,498 for the nine months ended September 30, 2004 and 2003, respectively. There were increases in other assets of $74,903 and $461,563 for the nine months ended September 30, 2004 and 2003, respectively. This increase for the nine months ended September 30, 2004 resulted primarily from deferred financing and engineering costs; and long-term receivables. We do not anticipate any significant change in the level of expenditures for capital equipment or for internally developed capitalized software and deferred engineering costs in the aggregate in the near future.

Financing activities. Our financing activities provided cash of $4,758,030 and used cash of $943,423 for the nine months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004, our primary sources of cash were from net proceeds from sale of common stock, borrowings under the asset-based lending agreements and net proceeds from sale of Series E preferred stock in the amounts of $5,865,898, $46,015,454 and $290,079, respectively. Our primary uses of cash for financing activities were payment of dividends on our Series AAA and Series E preferred stock and repayment of borrowings under the asset-based lending agreements of $275,947 and $47,255,441, respectively.

For the nine months ended September 30, 2003, our primary sources of cash were from borrowings under the asset-based lending agreements of $35,842,667 and from net proceeds from sale of Series E preferred stock in the net amount of

$1,297,277. Uses of cash for the nine months ended September 30, 2003 were from the payment of dividends on our Series AAA preferred stock of $132,750 and repayment of borrowings under the asset-based lending agreements of $37,997,324.

Future dividend requirements are expected to decrease in 2004 and 2005 due to the expected conversion of Series AAA and Series E preferred stock. Cash provided by financing activities for the nine months ended September 30, 2004, was used to reduce borrowings under our lines of credit, fund working capital requirements, and for the purchase of fixed assets. Cash provided by financing activities for the nine months ended September 30, 2003 was primarily used to fund working capital requirements and for the purchase of fixed assets.

Credit Agreements

Lines of credit consist of the following revolving credit agreements, the proceeds of which are used to fund working capital requirements.

At September 30, 2004, the Credit Agreement, as amended, provides up to $10.0 million in borrowings to be used for acquisitions, working capital and general corporate purposes. The borrowing is inclusive of $2.0 million for Letters of Credit and $0.5 million for term loans. The interest rate on loans under this agreement is the published prime lending rate (4.75 percent at September 30, 2004) plus 1.75 percent. There is a fee equal to 2.50 on the aggregate undrawn face amount of all Letters of Credit outstanding.

The Credit Agreement as amended includes customary covenants and conditions relating to the conduct and operation of the Company’s business. Specifically, the Credit Agreement subjects the Company to an escalating fixed charge coverage ratio from 1.0 to 1.5 and an escalating Minimum Tangible Net Worth (as defined) covenant from $1.5 million to $2.7 million over the term of the agreement calculated on a quarterly and rolling 12 month basis; limits annual capital expenditures to $1.5 million and limits credit by providing for a reserve of $600,000 until certain financial covenants have been met. At September 30, 2004, available collateral based on the value of eligible trade accounts receivable and inventories were $5,528,169. This, given the outstanding debt balance under this agreement of $4,096,869, would have resulted in additional borrowing availability of $1,431,300. However, the required reserve reduced additional borrowing availability by $600,000 to $831,300. The outstanding debt under the Credit Agreement is secured by substantially all U.S.-based assets of the Company.

At September 30, 2004, the Company was not in compliance with the fixed charge coverage ratio within the Credit Agreement, as amended, but is working with the lender to obtain a waiver. All amounts due under the Credit Agreement are classified as a current liability. Although no assurance can be given, the Company does not expect a material negative impact stemming from the covenant violation. The amount outstanding on September 30, 2004, was $4,096,869.

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

The escalating Minimum Tangible Net Worth covenant was reduced by $1,000,000 and reset to $1,500,000 from $2,500,000 for the period of December 31, 2003 through December 30, 2004 and increases $600,000 per year thereafter for the remaining life of the loan. The time periods required to maintain the escalating fixed charge coverage ratio were also reduced to exclude the three months ended December 31, 2003; and are now 1.00:1.00 for the three and six months ended March 31, 2004 and June 30, 2004; and 1.15:1.00 for the nine and twelve months ended September 30, 2004 and December 31, 2004. Additionally, the interest rate on borrowings increased from prime plus 1.00 to prime plus 1.75 effective April 14, 2004 and forward. The impact on the 2004 financial statements based on the outstanding balance of this loan as of September 30, 2004 would be approximately $30,524. Also, the reserve on borrowings was increased to $600,000 from $500,000 until receipt of the certified 2004 financial statements reflecting an EBITDA to fixed charge coverage ratio of at least 1.15:1.00.

Mobitec AB, the Company’s wholly owned Swedish subsidiary, has an agreement with its bank in Sweden from which it may currently borrow up to a maximum of 10,000,000 krona or $1,361,000 U.S. based on the September 30, 2004 exchange rate of 0.1361. At September 30, 2004, 5,524,632 krona, or $751,904 was outstanding, resulting in additional borrowing availability of 4,475,368 krona, or $609,098. The maximum borrowing in the amount of 10,000,000 krona is secured by cash on deposit with the bank in the amount of 2,200,000 krona, or $299,420. The terms of this agreement require payment of an unused credit line fee equal to 0.50 percent of the unused portion and an average interest rate of 4.10 percent of the outstanding balance. This agreement is secured by certain assets of Mobitec AB. The line of credit agreement has an expiration date of December 31, 2004. On or before expiration, the Company expects to renew this credit agreement with an agreement substantially similar in terms and conditions.

Mobitec AB also has an agreement with the same bank from which it may borrow up to 6,000,000 krona, or $816,600 based on the September 30, 2004 exchange rate of 0.1361. At September 30, 2004, 999,547 krona, or $136,038 was outstanding, resulting in additional borrowing availability of 5,000,453 krona, or $680,562. The line of credit bears an average interest rate of 5.29 percent and is collateralized by accounts receivable of Mobitec AB. The agreement has an expiration date of December 31, 2004. On or before expiration, the Company expects to renew this credit agreement with an agreement substantially similar in terms and conditions.

Transit Media-Mobitec GmbH, the Company’s wholly owned German subsidiary, has an agreement with its bank in Germany from which it may currently borrow up to a maximum of 512,000 Euro or $631,347 U.S. based on the September 30, 2004 exchange rate of 1.2331. At September 30, 2004, 455,201 Euro, or $561,308 was outstanding, resulting in additional borrowing availability of 56,799 Euro, or $70,039. The line of credit bears an average interest rate of 4.53 percent and is collateralized by accounts receivable and inventories of Transit Media-Mobitec GmbH. This agreement has an open ended term.

Long-term debt consists of the following notes and obligations, the proceeds of which were used to finance the Mobitec acquisition and for working capital requirements.

An unsecured note in the amount of $1,765,235 is payable to the estate of the seller of Mobitec AB. The note, as amended, requires three incrementally increasing quarterly payments due at the end of each successive quarter beginning with the third quarter of 2004 in the amounts of $50,000, $75,000, and $100,000 with the remaining balance in the amount of $1,540,235 due June 30, 2005. The quarterly payment in the amount of $50,000 was paid subsequent to the balance sheet date. The unsecured note had an annual interest rate of 9.0 percent paid annually which increased to 10.0 percent on July 1, 2004. A second unsecured obligation due to the shareholder in the amount of $225,000 was paid in full on July 30, 2004.

A term loan from a Swedish bank dated June 28, 2001, having a balance of 8,800,000 krona, or $1,197,679 (based on the September 30, 2004 exchange rate of 0.1361), is payable in eight (8) remaining quarterly payments of 1,100,000 krona, or $149,710 at an annual interest rate of 5.35 percent and is secured by stock of DRI’s Swedish holding company subsidiary, DRI-Europa AB, and its consolidated subsidiary, Mobitec AB. Two (2) of the eight (8) remaining quarterly payments are due December 31, 2004.

Two convertible debentures dated June 27, 2001, and two convertible debentures dated July 31, 2002, having carrying amounts on December 31, 2003 of $2,838,000 and $1,150,000, respectively, were converted into an aggregate of 2,075,000 common shares on April 23, 2004.

A convertible subordinated debenture in the amount of $250,000 dated August 26, 2002, is payable to a shareholder and member of the Board of Directors, and is due in full August 26, 2009, if not sooner redeemed or converted, with annual interest at 8.0 paid monthly. It also provides for monthly principal redemption installments commencing August 26, 2005, each of such installments to be in the dollar amount of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount. The loan agreement under which the convertible debenture was issued subjects the Company to a 1:1 ratio of Earnings Before Interest, Depreciation and Amortization (EBITDA) to interest to be calculated quarterly on a rolling four quarter basis and a 1.3:1 current ratio to be calculated at each quarter end. Both ratios were waived by the debt holder for calendar year 2004.

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

Following its recent financing activities (see Increased Equity Ownership below), the Company presently does not anticipate the need to secure additional debt financing, negotiate debt restructurings or negotiate conversion of trade payables to equity to mitigate liquidity pressures.

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

Between April 22, 2004 and May 12, 2004, stock holders of Series AAA preferred stock converted 108 preferred shares at an aggregate value of $540,000 to 67,500 common shares. As result of this conversion, the Company reclassified $540,000 from Series AAA preferred stock to common stock, which will reduce the annual dividends expense by $54,000.

On April 23, 2004, subordinated debt holders holding aggregate common equivalent shares of 2,075,000, converted 100 percent of such debt into shares of common stock. As a result of this conversion, $4,150,000 has been recorded as equity on the balance sheet and the annual cash interest expense will decrease by approximately $332,000.

On April 27, 2004, the holder of the Series F convertible preferred stock converted all 304 preferred shares to 760,232 shares of common stock. As a result, $1,520,414 of Series F convertible preferred stock has been reclassified as common stock.

Between April 26, 2004 and July 21, 2004, stock option holders exercised their rights to acquire common stock. The Company received total cash in the amount of $66,792 for issuing 34,429 shares under the stock option plan.

On October 6, 2004, the Company sold 1,207,729 shares of common stock to an institutional investor for $4.14 per share. The proceeds to the Company, net of issuance expenses, were $4,536,500. The Company has also granted the investor a warrant to acquire 241,546 shares of common stock at an exercise price of $6.00, exercisable for a period of five years. Additionally, the Company granted its placement agent warrants to acquire 120,773 shares of common stock at an exercise price of $5.28, exercisable for a period of five years. These warrants are not exercisable for a period of six months from the date of placement above. In connection with the above transaction, the Company executed a Registration Rights Agreement for both the common shares and warrants.

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

The Company believes the balance sheet equity raised through Series E, Series F, and common stock placements to date, together with the borrowing availability under its existing credit facilities are sufficient to fund existing operations for the subsequent 12 month period when aggregated with other Company action plans and strategies to alleviate liquidity pressures.

Pursue Strategic Partnerships, Alliances and Acquisitions. In September 2003, the Company and GE Transportation Systems Global Signaling, LLC (GETSGS) through General Electric’s (GE) Advanced Communications division based in Hingham, Mass. signed a three-year Teaming Agreement. Through this agreement, the Company and GETSGS will work together to deliver advanced technology systems integration projects. Our Digital Recorders division will focus on vehicle location and passenger information processing and delivery systems while GETSGS will focus on communications technology, project management, and system integration. Through this agreement with GE, an organization that is uniquely capable of integrating our products with much larger systems in ways that exceed our independent technological and financial abilities, the Company believes it will significantly extend our transit market reach. The Company further believes the GPS-based vehicle location products, including the security aspect of such as noted above, may represent one of the Company’s more significant internal growth opportunities in future periods.

Increase Working Capital Through Better Asset Management. The Company has recognized that the working capital assets of trade accounts receivable and inventories represent significant opportunities if properly and aggressively managed. Customer account balances are continually monitored and evaluated by reviewing payment history and patterns of heavy shipments that could limit credit line borrowings with our asset-based lender. As the inventories increased in recent years due to requirements of the markets served and improvements in technology, the Company has developed initiatives to promote retro-fit sales programs and incentives to utilize existing versions of technology.

The Company has historically met cash needs from the proceeds of debt and sale of preferred equity in private placements. Management continues to assess its product lines in light of technology trends and economic conditions, to identify how to enhance existing product lines or create new distribution channels.

Management’s Conclusions. The Company believes the balance sheet equity raised through Series E, Series F, and common stock placements to date, together with the borrowing availability under its existing credit facilities are sufficient to fund existing operations for the subsequent 12 month period when aggregated with other Company action plans and strategies to alleviate liquidity pressures.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for either of the three or nine months ended September 30, 2004 and 2003. However, there can be no assurance that future inflation would not have an adverse impact upon our future operating results and financial condition.

FACTORS AFFECTING OUR BUSINESS AND PROSPECTS

Certain portions of this report on Form 10-Q which do not relate to historical financial information may be deemed to constitute forward-looking statements that are subject to various factors which could cause actual results to differ materially from our expectations or from results which might be projected, forecasted, estimated or budgeted by us in such forward looking statements. Such factors include, but are not limited to, those listed below:

•	General economic conditions

•	The availability of national government monetary assistance to local transportation authorities

•	The adoption and implementation of regulations concerning public transportation services

•	The plans and prospects of competitors

•	Currency fluctuations

•	The Company’s ability to attract and retain personnel

For a more detailed discussion of these factors, please see “Factors Affecting Our Business and Prospects” in Item 7 of our Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2003.

FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Forward-looking statements can be identified by words such as “anticipate,” “expect,” “plan,” “believe,” “estimate,” “predict,” or “project.” It is important to note our actual results could differ materially from those contemplated in our forward-looking statements as a result of various factors, including those described in this Item 2 and in our 2003 Annual Report on Form 10-K/A (Amendment No. 2) in Item 7, Management’s Discussion and Analysis, under the caption “Factors Affecting Our Business and Prospects” and Item 7A, “Quantitative and Qualitative Disclosure About Market Risk.” Among other factors, the Company’s results will be affected, perhaps materially, by general economic conditions, the availability of national government assistance and funding to local transportation authorities, the adoption and implementation of regulations concerning public transportation services, product demand and market acceptance risks, the effect of import, licensing and trade restrictions, the results of implementing the Company’s business plan, the impact on the Company of its relationship with its lenders, the plans and prospects of competitors, the impact of competitive products and pricing, currency fluctuations, infringement by third parties of the Company’s trade secrets and other intellectual property, the burdens and costs of defending against potential infringement claims against the Company, and our ability to attract and retain personnel. We are under no duty to update any of the forward-looking statements after the date of this Form 10-Q to conform such statements to actual results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposure at September 30, 2004 is consistent with, and not greater than, the types of market risk and amount of exposures presented in our Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2004, we carried out an evaluation, under the supervision and with the participation of management including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. “Disclosure controls and procedures” are the controls and procedures designed to ensure that information required to be disclosed in the periodic reports that we file with the Securities and Exchange Commission is recorded, processed, summarized, and reported within the time period specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic SEC reports.

In its April 13, 2004 Report to our Audit Committee, McGladrey & Pullen, LLP, our former independent auditors, concluded there was a material weakness in our internal control over financial reporting and certain reportable conditions – including the lack of organized documentation for capitalized software, a lack of formal procedures to reconcile inter-company accounts and transactions, a lack of segregation of duties in certain foreign subsidiaries, and that there were not sufficient internal control policies and procedures over financial reporting for non-routine and complex transactions to ensure the reliability and accuracy of our financial statements and schedules. “Internal control over financial reporting” is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles, and includes policies and procedures that relate, for example, to the maintenance of records that accurately reflect transactions and asset dispositions, and to the prevention or detection of unauthorized receipts, expenditures or acquisition, use or disposition of the company’s assets. As stated by the auditors in their report, a “reportable condition” is a significant deficiency in the design or operation of internal control that, in the auditors’ judgment, could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in our financial statements; and a “material weakness” is a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by errors or fraud in amounts that would be material in relation to our financial statements may occur and not be detected within a timely period by our employees in the normal course of performing their assigned functions. In June 2004, the Public Company Accounting Oversight Board adopted rules for purposes of implementing Section 404 of the Sarbanes-Oxley Act of 2002, which include a revised definition of “material weakness.” The PCAOB has defined “material weakness” as a significant deficiency, or a combination of significant deficiencies, in the design or operation of internal controls that results in more than a remote likelihood that a material misstatement of annual or interim financial statements would not be prevented or detected.

Notwithstanding the identification of a material weakness in our internal control over financial reporting, our former auditors did not identify any material misstatement in any of the financial statements included in our filings with the Commission, and we do not believe there were any such misstatements.

In order to remediate the material weakness identified by our former auditors, our Audit Committee and management have taken certain actions, including the following:

•	Beginning in the third quarter of 2004, we have implemented additional management review requirements for all significant schedules and computations and more detailed period-end closing procedures;

•	Beginning in the third quarter of 2004, we have implemented improved procedures for reconciliation of inter-company accounts and computation of foreign currency translation gains and losses, which include more frequent reconciliation and balancing of all accounts between entities in both the reporting and functional currencies of the foreign subsidiary, as well as enhanced tracking and documentation requirements;

•	Beginning in the third quarter of 2004, we have instituted more frequent internal calculations and reporting related to the capitalization of software development costs, as well as additional management review procedures related to such calculations and documentation;

•	Beginning in the first quarter of 2004, we have established procedures designed to improve segregation of duties, or to provide for additional oversight and review processes, related to cash transactions at certain of our foreign subsidiaries;

•	Beginning in the second quarter of 2004, we have begun more frequent updating of our tax worksheet templates; and

•	We have improved the systems used by our finance and accounting staff by purchasing enhanced versions of our accounting software package.

In addition to those specific actions, we have also begun increasing the size and capabilities of our finance and accounting staff. Most significantly, on October 25, 2004, we hired David N. Pilotte, CPA, to serve as our Chief Financial Officer. We believe he has the breadth of experience necessary to improve our overall recording and reporting processes, including our internal controls and procedures over financial reporting and our disclosure controls and procedures. In addition, we intend to ensure (i) that senior financial management personnel are closely involved in the evaluation of all significant accounting questions, including determination of the proper treatment for all non-routine transactions, (ii) that we consult our independent auditors or other third-party consultants on a timely basis in appropriate circumstances, and (iii) that we make available appropriate educational resources to all our new and existing personnel, through both increased internal communications and company-sponsored attendance at continuing education courses provided by third parties.

We expect that the actions we have taken to address the conditions identified by our former auditors as a material weakness or as reportable conditions, and otherwise to enhance our internal controls over financial reporting, will also result in improvements to our disclosure controls and procedures, as defined above. For example, we expect that the additions to our staff and the increased management reviews noted above will have a positive effect on both our internal controls over financial reporting and our disclosure controls and procedures. In addition, we are taking steps to create a new disclosure review committee, which will include directors, executive management, senior financial management and senior operating personnel, in order to further formalize our disclosure controls and procedures.

Although these actions and new procedures will be evaluated for effectiveness and substantially implemented by the fourth quarter of 2004, the material weakness may not be considered remediated until these procedures operate for a period of time, are tested and it is concluded that such procedures are operating effectively. We cannot assure you that the steps we have taken will be sufficient to fully remediate the material weakness, or that additional material weaknesses or significant deficiencies in our internal controls over financial reporting will not be discovered in the future. Any failure to remediate the material weakness identified by our former auditors or implement required new or improved controls, or difficulties encountered in their implementation, could adversely affect our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any of the foregoing occurrences could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock. Moreover, no system of internal control over financial reporting, or disclosure controls and procedures, can provide absolute assurance of achieving financial reporting objectives or of preventing fraud, because all such systems, regardless of how well designed and implemented, have inherent limitations. All systems of internal control involve human diligence and compliance and are subject to lapses in judgment and breakdowns resulting from human failures. Because of such inherent limitations, there is a risk that material misstatements or instances of fraud may not be prevented or detected on a timely basis by our internal controls over financial reporting. We intend to devote significant resources to designing and implementing improved internal controls over financial reporting and disclosure controls and procedures with the goal of reducing these risks to the maximum extent possible, though we acknowledge that it is impossible to fully eliminate those risks.

Consistent with our corporate culture that emphasizes integrity, honesty and accurate financial reporting, we will continue to devote significant resources to improving our control environment, organization and staffing, policies, procedures, documentation and information systems in an effort to achieve continuing improvements in our internal control over financial reporting and our disclosure controls and procedures. In accordance with Section 404 of the Sarbanes-Oxley Act, we will be required to deliver our initial report on the effectiveness of our internal controls over financial reporting in connection with our annual report for the fiscal year ending December 31, 2005.

Except as described above, there have been no significant changes in our internal controls over financial reporting or in other factors during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, those controls.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company, in the normal course of its operations, is involved in legal actions incidental to its business. In management’s opinion, the ultimate resolution of these matters will not have a material adverse effect upon the current financial position of the Company or future results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Between July 1, 2004 and September 30, 2004, holders of Series E preferred stock converted 191 of such shares to 318,327 shares of common stock. The conversions were exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, or as transactions not involving a “sale” of securities, and the Company did not receive any cash or other consideration in connection with the conversions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

At September 30, 2004, the Company was not in compliance with the fixed charge coverage ratio within the Credit Agreement with LaSalle Business Credit, as amended, but is working with the lender to obtain a waiver. All amounts due under the Credit Agreement are classified as a current liability. Although no assurance can be given, the Company does not expect a material negative impact stemming from the covenant violation. The amount outstanding at September 30, 2004, was $4,096,869. (See Note 7 “Lines of Credit and Long-term Debt“ in PART I “FINANCIAL STATEMENTS“ in this report.)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following documents are filed herewith or have been included as exhibits to previous filings with the SEC and are incorporated herein by this reference:

Exhibit No.	Document
3.1	Amended and Restated Articles of Incorporation of the Company (1)

3.2	Articles of Amendment to Articles of Incorporation of the Company containing Certificate of Designation of Series E Redeemable Nonvoting Convertible Stock (2)

3.3	Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series F Redeemable Convertible Preferred Stock (3)

3.4	Amended and Restated Bylaws of the Company (4)

3.5	Amendment to Amended and Restated Bylaws of the Company (5)

4.1	Amendment No. 2 to Rights Agreement, dated July 8, 2004, between Digital Recorders, Inc. and Continental Stock Transfer & Trust Company (6)

10.1	Securities Purchase Agreement, dated October 5, 2004, between the Company and Riverview Group LLC (7)

10.2	Registration Rights Agreement, dated October 5, 2004, between the Company and Riverview Group LLC (7)

10.3	Warrant, dated October 6, 2004, issued by the Company to Riverview Group, LLC (7)

10.4	Amended and Restated Warrant, dated effective as of October 6, 2004, issued by the Company to Roth Capital Partners, LLC (filed herewith)

10.5	Executive Employment Agreement, between the Company and David N. Pilotte, dated October 25, 2004 (8)

31.1	Section 302 Certification of David L. Turney (filed herewith)

31.2	Section 302 Certification of David N. Pilotte (filed herewith)

32.1	Section 906 Certification of David L. Turney (filed herewith)

32.2	Section 906 Certification of David N. Pilotte (filed herewith)

(1)	Incorporated by reference from the Company’s Form S-3 filed on December 23, 2003.

(2)	Incorporated by reference from the Company’s Form 8-K filed on November 12, 2003.

(3)	Incorporated by reference from the Company’s Form 8-K filed on April 14, 2004.

(4)	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (SEC File No. 33-82870-A).

(5)	Incorporated by reference from the Proxy Statement for the Company’s 2001 Annual Meeting, filed on June 6, 2001.

(6)	Incorporated by reference from the Company’s Form 8-K filed on July 8, 2004.

(7)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on October 7, 2004.

(8)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on October 22, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL RECORDERS, INC.

Signature:	/S/ David N. Pilotte

By:	David N. Pilotte
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	November 15, 2004