Form 10-K
period 2004-12-31
DIGITAL RECORDERS INC
filed 2005-04-01
CIK 853695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
Commission file number 1-13408
DIGITAL RECORDERS, INC.
(Exact name of Registrant as specified in its Charter)

North Carolina (State or other jurisdiction of incorporation or organization)	56-1362926 (I.R.S. Employer Identification Number)

5949 Sherry Lane, Suite 1050 Dallas, Texas (Address of principal executive offices)	75225 (Zip Code)
Registrant’s telephone number, including area code:
(214) 378-8992
Securities registered pursuant to Section 12(b) of the Act:
None
Securities Registered Pursuant to Section 12(g) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.10 Par Value	The NASDAQ SmallCap Market® Boston Stock Exchange, Inc.®
      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes ☐          No ☑
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):     Yes ☐          No ☑
      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of March 25, 2005 was approximately $18,038,225.
      Indicate the number of shares outstanding of the Registrant’s Common Stock as of March 25, 2005:

Class of Common Stock	Number of Shares

Common Stock, par value $.10 per share	9,599,036
DOCUMENTS INCORPORATED BY REFERENCE:
      Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders scheduled for June 3, 2005 are incorporated by reference into Part III of this Report.

FORWARD-LOOKING STATEMENTS
      “Forward-looking” statements appear throughout this Annual Report. We have based these forward-looking statements on our current expectations and projections about future events. It is important to note our actual results could differ materially from those contemplated in our forward-looking statements as a result of various factors, including those described in Item 7, Management’s Discussion and Analysis, under the caption “Risk Factors Affecting Our Business and Prospects” and Item 7A, “Quantitative and Qualitative Disclosure About Market Risk,” as well as all other cautionary language in this Annual Report. Readers should be aware that the occurrence of the events described in these considerations and elsewhere in this Annual Report could have an adverse effect on the business, results of operations or financial condition of the entity affected.
      Forward-looking statements in this Annual Report include, without limitation, the following:

•	Statements regarding our ability to meet our current capital requirements;

•	Statements regarding our ability to meet and maintain our existing debt obligations, including obligations to make payments under and to meet financial covenants related to such debt instruments;

•	Statements regarding our future cash flow position;

•	Statements regarding our ability to achieve expense reductions;

•	Statements regarding product sales in future periods;

•	Statements regarding anticipated future legislative action affecting the transportation and/or security industry, including, without limitation, the Transportation Equity Act for the 21st Century, and any successor legislation;

•	Statements regarding changes in future federal or state funding for transportation and or security-related funding;

•	Statements regarding possible growth through acquisitions;

•	Statements regarding future sources of capital to fund such growth, including sources of additional equity financing:

•	Statements regarding anticipated advancements in technology related to our products and services;

•	Statements regarding the availability of alternate suppliers of the component parts required to manufacture our products;

•	Statements regarding our intellectual property rights and our efforts to protect and defend such rights; and

•	Statements that contain words like “believe,” “anticipate,” “expect” and similar expressions that are used to identify forward-looking statements.
      Readers should be aware that all of our forward-looking statements are subject to a number of risks, assumptions and uncertainties, such as (and in no particular order):

•	Risks that we may not be able to meet our current and future capital requirements;

•	Risks that me may not be able to meet and maintain our existing debt obligations, including obligations to make payments under and meet financial covenants related to such debt instruments;

•	Risks regarding our future cash flow position;

•	Risks that we may be unable to achieve future expense reductions;

•	Risks that we may lose customers or that customer demand for our products and services may decline in future periods;

•	Risks that future federal legislation effecting the transportation and/or security industry will not be enacted or, if enacted, will not be beneficial to us;

•	Risks that there will be reductions in federal and/or state funding for the transportation and/or security industry in future periods;

•	Risks that we may be unable to grow through future acquisitions;

•	Risks that we may be unable to secure additional sources of capital to fund future growth, including the inability to secure additional equity financing;

•	Risks that future technological advances may not occur when anticipated or that future technological advances will make our current product and service offerings obsolete;

•	Risks that we may be unable to obtain alternate suppliers of our component parts if our current suppliers are no longer available or cannot meet our future needs for such parts; and

•	Risks that our efforts to protect and defend our intellectual property rights will not be sufficient.
      This list is only an example of the risks that may affect the forward-looking statements. If any of these risks or uncertainties materialize (or if they fail to materialize), or if the underlying assumptions are incorrect, then actual results may differ materially from those projected in the forward-looking statements.
      Additional factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, without limitation, those discussed elsewhere in this Annual Report, particularly under the heading “Risk Factors Affecting Our Business and Prospects.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our analysis, judgment, belief or expectation only as of the date of this Annual Report. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this Annual Report.

PART I

Item 1.	Business
General
      In this annual report on Form 10-K, we refer to Digital Recorders, Inc. as “DRI”, “Company”, “us”, “we” and “our”. DRI was incorporated in March 1983 and became a public company through an initial public offering in November 1994. DRI’s Common Stock, $.10 par value per share (“Common Stock”), trades on the NASDAQ SmallCap Markettm under the symbol “TBUS” and on the Boston Stock Exchange under the symbol “TBU.”
      Through its business units and wholly owned subsidiaries, DRI designs, manufactures, sells, and services information technology and audio surveillance technology products either directly or through contractors. DRI currently operates within two major business segments: (1) the Transportation Communications Segment; and (2) the Law Enforcement and Surveillance Segment.
      Transportation Communications Segment. DRI’s Transportation Communications Segment produces passenger information communication products under the DR-Talking Bus®, TwinVision®, and Mobitec® brand names, which are sold to transportation vehicle equipment customers worldwide.
      The DR-Talking Bus® and TwinVision® brands are sold in the United States (“U.S.”) and Canada. Net sales in these two countries represent 57 percent of all net sales split 75 percent in the U.S. and 25 percent in Canada. Long-lived assets within the U.S. include 18 percent of all long-lived assets and are all owned by our U.S. businesses.
      The Mobitec® brand is sold in Sweden, Norway, Denmark, Finland, Iceland and Greenland (“Nordic market”); and Germany, France, Poland, UK, Spain, Greece and Hungary (“European market”); as well as in South America, primarily Brazil; the Asian-Pacific market, primarily Australia; and the Mid-Eastern market, primarily Turkey and Kuwait. Long-lived assets within the Nordic market include 80 percent of all long-lived assets and are all owned by our business unit in Sweden; all other long-lived assets within the remaining markets account for less than two percent of the total long-lived assets.
      Transportation vehicle equipment customers generally fall into one of two broad categories, including, end-user customers, and original equipment manufacturers (“OEM”). DRI’s end-user customers include the following: municipalities; regional transportation districts; federal, state, and local departments of transportation; transit agencies; public, private, or commercial operators of vehicles; and rental car agencies. DRI’s OEM customers are the manufacturers of transportation vehicles. The relative percentage of sales to end-user customers compared to OEM customers varies widely and frequently from quarter-to-quarter and year-to-year, and within products and product lines comprising DRI’s mix of total sales in any given period.
      DRI’s Transportation Communications Segment is responsible for 96.1 percent of DRI’s annual sales and consists of the following business unit and wholly owned subsidiaries.

U.S. Based Operations.

•	Digital Recorders (“DR”), based in Durham, N.C., was established in September 1983. Now a business unit of DRI, DR products include computer aided dispatch Global Positioning Satellite (“GPS”) tracking, automatic vehicle location (“AVL”) systems; automatic vehicle monitoring (“AVM”) systems; Talking Bus® automatic voice announcement systems; and StealthMictm vandal-resistant, hands-free microphone. Some of these products include security-enhancement related functionality. DR’s customers include transit operating agencies, commercial transportation vehicle operators, and manufacturers of those vehicles in the NAFTA markets.

•	TwinVision of North America, Inc. (“TVna”), a wholly owned subsidiary of DRI based in Durham, N.C., was established by DRI in May 1996. TVna designs, manufactures, sells, and services electronic destination sign systems used on transit and transportation vehicles. Some of these products include security-enhancement related functionality. TVna’s customers include operating agencies, commercial transportation vehicle operators, and the manufacturers of those vehicles in the NAFTA markets.

•	RTI, Inc., a wholly owned subsidiary of DRI based in Dallas, Texas, was established in August 1994 and acquired by DRI in July 1998. With the acquisition of RTI, Inc., DRI also acquired TwinVision® business development and marketing capabilities, as well as an exclusive license to Lite Vision Corporation’s display technology. RTI, Inc. is a marketing consulting firm devoted to the public transit industry’s needs, primarily those of European-based businesses. RTI, Inc. presently generates no revenue.

International Based Operations.
      In June 2001, we completed our acquisition of Mobitec AB (“Mobitec acquisition”) as part of our strategy to grow the Company at an accelerated pace through both internal and external means. Mobitec AB is part of DRI-Europa AB, our corporate framework for international operations that also includes Transit Media-Mobitec GmbH, Mobitec Pty Ltd, and Mobitec Ltda. Together, these subsidiaries primarily serve the European, Nordic, Far Eastern, Middle Eastern, South American, Australian, and Asian-Pacific markets. The acquisition, which significantly expanded our geographical reach and cross-selling opportunities, had a purchase price of approximately $8.0 million paid in a combination of cash, Common Stock, warrants, and seller financing.

•	DRI-Europa AB is a wholly owned subsidiary of DRI that was established in February 2001 to serve as the umbrella organizational structure for DRI’s international operations at the time.

•	Transit-Media GmbH was established in 1995 and acquired by DRI in April 1996. Following the acquisition of Mobitec GmbH in June 2001, Transit-Media GmbH was merged with Mobitec GmbH in January 2002 and the combined company became Transit Media-Mobitec GmbH (“TM-M”). TM-M, based in Ettlingen, Germany, is a wholly owned subsidiary of DRI-Europa AB. TM-M produces and sells and services TwinVision® and Mobitec® products. TM-M’s customers include operating agencies, commercial transportation vehicle operators, and the manufacturers of those vehicles in select European, Asian-Pacific, and Mid-Eastern markets.

•	Mobitec AB, a wholly owned subsidiary of DRI-Europa AB and based in Göteborg, Sweden, was established in 1987 and acquired by DRI in June 2001 as part of the Mobitec acquisition. Based upon our internal market share calculations, we believe Mobitec AB is the largest supplier of electronic destination sign systems in the Nordic market. In addition to serving the Nordic markets, Mobitec AB also has sales offices in Germany and Australia, as well as a 50 percent owned subsidiary in Brazil, Mobitec Brazil Ltda. Mobitec AB’s customers include operating agencies, commercial transportation vehicle operators, and the manufacturers of those vehicles in the Nordic and select European markets

•	Mobitec Pty Ltd, a wholly owned subsidiary of Mobitec AB and based in Peakhurst NSW, Australia, was established in 2000 and acquired by DRI in June 2001 as part of the Mobitec acquisition. The company imports and sells Mobitec AB’s electronic destination sign systems within the Asian-Pacific market. Based upon our internal market share calculations, we believe Mobitec Pty Ltd holds a majority market share in the Australian market.

•	Mobitec Brazil Ltda, a 50 percent owned subsidiary of Mobitec AB and based in Caxias do Sul, Brazil, was established in 1996 and our 50 percent interest was acquired by DRI in June 2001 as part of the Mobitec acquisition. The company is engaged in manufacturing and selling electronic destinations sign systems to OEM bus manufacturers primarily in Brazil. Its products are also shipped throughout South America and the Middle East. The remaining 50 percent of Mobitec Brazil Ltda is owned by the Company’s Brazilian Managing Director.
      Law Enforcement and Surveillance Segment. DRI’s Law Enforcement and Surveillance Segment, which is responsible for 3.9 percent of DRI’s annual sales, consists of Digital Audio Corporation (“DAC”), a wholly owned subsidiary of DRI based in Durham, N.C. Acquired in February 1995, DAC’s products include a line of digital audio filter systems and digital audio recorders. These products are used to improve the quality and intelligibility of both live and recorded voices. DAC serves U.S. federal, state and local law enforcement agencies and organizations, as well as some of their qualified and eligible counterparts abroad. DAC’s customers include U.S. federal, state, and local law enforcement agencies or organizations; U.S. military and intelligence organizations; comparable national and regional agencies of foreign governments; and private and industrial security and investigation firms.
Industry and Market Overview
      Transportation Communications Segment. The passenger information communications market served by DRI’s Transportation Communications Segment developed because of several factors. In the past, that market was influenced by the Americans with Disabilities Act (“ADA”), the Clean Air Act, the Intermodal Surface Transportation Efficiency Act (“ISTEA”) and successor legislation, intelligent transportation systems initiatives, and enhancing fleet flexibility. The ADA initially accelerated the trend toward such systems for automatic next-stop announcements by requiring that fixed-route transit systems announce major stops and transfer points to assist visually challenged passengers. However, a more fundamental and long-term impetus for the development of this market is the need to provide improved passenger information and customer services to operators and riders of public transit and transportation vehicles. DRI’s electronic destination sign systems and automatic voice announcement and vehicle locating systems provide transit systems’ customers with next stop, transfer point, route and destination information, vehicle location and operational condition information, and public service announcements as well as, in certain instances, security related functionality. On the public side of this market, mass transit operating authorities can normally apply to the U.S. Federal Transit Administration (“FTA”) for grants covering up to approximately 80 percent of funding for certain equipment purchases with the remainder of product acquisition funding being provided by state and local sources. Typical privately funded users of DRI’s transit communications sector products include rental car shuttle vehicles and tourist vehicle operators.
      In the U.S., the Transportation Equity Act for the 21st Century (“TEA-21”) was a $41 billion, six-year federal funding initiative. The initial term of the TEA-21 expired in third quarter 2003 but has been temporarily extended through a series of legislative Continuing Resolutions pending the anticipated enactment of new long-term legislation. This is the primary program funding the U.S. public surface transit market at the federal level. TEA-21 and its Continuing Resolutions, as well as replacement legislation under consideration by the U.S. Congress at this time, the Transportation Equity Act: A Legacy for Users (“TEA LU”), promote the development of modern, expanded, intermodal public transit systems nationwide. They also designate a wide range of tools, services, and programs intended to increase the capacity of the nation’s mobility systems. We believe the expiration of TEA-21 and its short-term extensions by Continuing Resolutions has created market weaknesses as our customers, accustomed to planning their capital budgets within a 6-year federal funding commitment, have been forced to plan within the short extensions provided by the Continuing Resolutions. TEA LU, in its current version that passed the U.S. House of Representatives Transportation and Infrastructure Committee on March 2, 2005, would, if enacted, guarantee $52.3 billion in funding for public transportation through the federal government’s fiscal year 2009. While there can be no assurance regarding the legislation’s ultimate passage, the timing, or the final amounts, the amounts contemplated in the bill’s current form, if enacted, would represent historically records levels.
      While as much as 80 percent of certain major capital expenditures can be federally funded in most instances, U.S. federal funding within DRI’s Transportation Communications Segment accounts for roughly 20 percent of all funding in the U.S. market. The remainder comes from a combination of state and local public funds and passenger fare revenues. Funding for markets outside of the U.S. comes from a variety of sources. These sources vary widely from region-to-region and from period-to-period but may include combinations of local, regional, municipal, federal, and private entities or funding mechanisms.
      The automatic voice announcement systems market served by DRI’s DR business unit emerged primarily because of ADA legislation. DR was among the pioneers to develop automatic voice announcement technology including GPS tracking and triggering. The DR-Talking Bus® system met favorable acceptance in terms of concept, design, and technology, and was acknowledged to be ADA compliant. That regulatory-driven acceptance has now grown into a basic customer service issue as the automatic voice systems market matures. We believe that about 40 percent of all new bus vehicles in North America contained automatic voice announcement systems in recent years. We expect this percentage to increase somewhat over the next several years as automatic voice announcement systems reduce cost, decrease maintenance costs and complexity, integrate to deliver other features and services, and become more distinctly perceived as a form of customer service. To date, DR has had minimal international sales. However, management believes future acquisitions, and the cultivation of new relationships through TM-M and Mobitec AB may enable DR to develop growth in the international market in the future. Management believes DR holds a significant market share in the stand-alone (as opposed to similar systems included in larger integrated information system installations) automatic voice announcement systems market in the U.S.
      The automatic vehicle location (“AVL”) capability of the DR-Talking Bus® system has enabled DRI to expand the market it serves to include fleet management (“Integrated Systems”) services for operators of transit vehicle systems. An outcome of this is the ability to provide more and better information to the users of transit systems by placing real-time current vehicle location information at passenger boarding locations and other strategic locations. Additionally, this capability is emerging as a form of security risk mitigation for our customers with recent orders addressing such functionality. It is in this area of our business that we form alliances with others in order to enhance our market capability and access.
      The electronic destination sign system market served by TM-M, TVna, and Mobitec AB is highly competitive and mature. The growth of this business is closely tied to overall market size, increased market share, or technological advances. Virtually all transit buses manufactured worldwide have some form of destination sign. Approximately 95 percent of the sign systems in the U.S. and 70 percent of those in major international markets are electronic. We believe that TVna holds a significant market share in the U.S., while Mobitec AB holds a majority market share in the Nordic market. Mobitec Pty Ltd and Mobitec Ltda, hold significant market shares in Australia and South America, respectively. TM-M holds a minor market share in central Europe.
      Law Enforcement and Surveillance Segment. DAC’s market consists of government organizations at the local, state, and federal level. DAC also markets its products in North America and 15 foreign countries including the United Kingdom, Hong Kong, Germany, and Canada, directly and through a network of dealers. Typically, about 30 percent of DAC’s sales are to international customers, including about nine percent to the United Kingdom and six percent to Hong Kong, although that percentage varies widely from period-to-period. DAC’s digital audio filter and digital audio recorder technology reduces background noises that might otherwise make recorded voice signals unintelligible. Additionally, customers use DAC’s products in vibration, acoustic, and communications disciplines in commercial markets.
Key Competitors
      Transportation Communications Segment. Most of the markets in which we participate are highly competitive and are subject to rapid technological advances, as well as evolving industry and regulatory standards. We believe the principal competitive factors in all markets we serve include ease of use, after-sales service and support, price, the ability to integrate products with other technologies, maintaining leading edge technology, and responding to governmental regulation.
      In DRI’s Transportation Communications Segment electronic destination sign market, management views Luminator Holding L.P., an operating unit of Mark IV Industries, Inc., as its principal competitor. Clever Devices Ltd. and Meister Electronics, LC, are two of DRI’s significant competitors in the domestic automatic voice announcement systems market. In the Integrated Systems market, management considers INIT GmbH, Siemens AG, and Orbital Sciences Corporation to be DRI’s most significant competitors. Numerous other competitors exist in the international market, most tending to serve discrete territories. Of the international competitors, those comprising the majority of competitive market shareholders are: Meister, LLE, Luminator, Hanover Displays, Gorba, INIT, Siemens, and Orbital. All of these but Orbital, Luminator, and Hanover Displays are based in Central Europe. Hanover Displays is based in the United Kingdom with the majority market share there, as well as sales in selected regions of the continental European market. Orbital and Luminator are based in the United States.

      Law Enforcement and Surveillance Segment. DAC is a leader among the small number of participants in this industry and few, if any of which, are directly competitive across the entire DAC product line. Filtering products produced for the commercial sound industry by companies such as AKG Acoustics GmbH are not specifically designed for voice filtering. As a result, we do not believe companies manufacturing those products pose significant competition. Management recognizes Adaptive Digital Systems, Inc., REI®, and Intelligent Devices as key competitors in a small industry group that compete with similar technologies.
Products and Product Design
      Transportation Communications Segment. DRI’s current transportation communications products include:

•	DR600tm, a technologically advanced vehicle logic unit for buses that provides automatic vehicle monitoring, automatic vehicle location, and automatic vehicle schedule adherence communication systems and programs, generally including GPS triggering of product features;

•	GPS tracking of vehicles;

•	Talking Bus® next stop automatic voice announcement system;

•	A Software Suite that provides modules for customized transit applications including computer-aided dispatch automatic vehicle location , wireless data exchange, and Central Recording Station;

•	Transit Arrival Signs and software;

•	Airport Shuttle Automatic Vehicle Location and Arrival Signs;

•	Integration to vehicle sub-systems including destination signs, fare collection, automatic passenger counters, engine controllers, transmission, brakes, multiplexer, etc.;

•	TwinVision® all-LED (light emitting diode) electronic destination sign systems;

•	TwinVision® Chromatic Series family of color electronic destination sign systems;

•	ELYSÉ® and Central Recording Station software; and

•	Mobitec® electronic destination sign systems.
      The DR systems enable voice-announced transit vehicle stops, GPS based automatic vehicle location, automatic vehicle monitoring, and other passenger information, such as next stop, transfer point, route and destination information, and public service announcements. The vehicle locating and monitoring aspect of this product further provides security-related capabilities. These systems can be used in transit buses, light rail vehicles, trains, subway cars, people movers, monorails, airport vehicles and tour buses, as well as other private and commercial vehicles. Compliant with industry-recognized standards, the system uses an open architecture, computer-based microprocessor electronics system design that accommodates additional new features and capabilities including interoperability with third-party equipment. The open architecture design permits expansion to customer size requirements and integration with other electronic systems. Wireless 802.11x data exchange is available. This system is designed to meet the severe operating demands of temperature, humidity, shock, vibration, and other environmental conditions found in typical transit applications.
      DRI’s electronic destination sign products, which are generally known by the TwinVision® and Mobitec® brand names, represent technologically advanced products pioneered by our subsidiaries RTI, TM-M, TVna, and Mobitec AB. The product line includes various models covering essentially all popular applications. Where applicable, these products adhere to ADA requirements and function under industry-recognized standards. They each possess an open architecture, microprocessor-based design. In 2000, TVna and TM-M introduced an all-LED, solid-state product. The all-LED product dominates sales of destination sign systems in North America, while the prior generation, a mechanical “flip-dot” product, accounts for the majority of sales by DRI’s European subsidiaries, including Mobitec AB. As the name implies, the “all-LED” product provides better illumination and eliminates moving parts, thereby delivering better readability and lowered maintenance expenses.

      In 2001, TM-M and TVna introduced the TwinVision® Chromatic Series, TwinVision® Chroma I and TwinVision® Chroma IV, which offer DRI’s customers greater color flexibility and message display options for route destination signage. These products incorporate colorized route capabilities while retaining electronic sign system message display advantages for the color-vision impaired. Initial orders for these products were received and delivered in 2002.
      Message programming for all destination sign products is accomplished via proprietary ELYSÉ® software developed by TM-M and refined by TVna, or similar companion software developed by Mobitec AB. Programming is accomplished through PCMCIA memory card download, and wireless capabilities are available.
      In January 2001, DR entered into a license agreement with the University of Washington to use certain technology developed by the Intelligent Transportation Systems Research program at the University under the names “BusView” and “MyBus.” The technology, some of which we have integrated with the DR-Talking Bus® system, enables transit system users to access information via the Internet, such as schedule data, about the vehicle they wish to board. This technology, combined with DRI’s internal developments, is extending DRI’s product offerings into automatic vehicle location, fleet management, automatic vehicle monitoring, and off-vehicle passenger information markets.
      Law Enforcement and Surveillance Segment. DAC designs, manufactures, markets, sells, and services a line of digital signal processing instruments and digital recording machines to law enforcement agencies and intelligence gathering organizations worldwide. Humming sounds, room noises, acoustic resonance, muffling, background music, street traffic, and other noises often obscure such recordings. DAC products enhance the clarity of the recordings through a sequence of highly specialized adaptive audio filters. Additionally, in a similar process, DAC products can be used in live real-time applications. DAC products have major computational power with the typical digital filter employing multiple microprocessor devices.
      DAC has the following key product lines:

•	SSABR®, a state-of-the-art, covert, solid-state digital audio recorder;

•	PCAP, a comprehensive real-time forensic audio noise reduction system;

•	MicroDAC, a real-time tactical audio noise reduction system, designed specifically for live applications; and

•	QuickEnhancetm / AS, a forensic audio software processing plug-in, designed to integrate with the Avid Xpress® and dTectivetm forensic video system produced by Avid Technology, Inc. and Ocean Systems, respectively.
      In 2003 and 2004, DAC completed the following product development initiatives:

•	Major hardware and software overhaul of the PCAP, creating the new PCAP II Plus and effectively doubling the overall capabilities of the product using the Texas Instruments developed TMS320C6000-series DSP technology;

•	SSABR G2, a more compact, higher-capacity version of the SSABR solid-state digital audio recorder; and

•	QuickEnhancetm / AS Revision 2.0, which incorporated new signal processing and spectral analysis software capabilities.
      In 2004, DAC began development of its next-generation CARDINAL forensic audio processing system based upon advanced Analog Devices TigerSHARC® DSP technology. Initial purchase orders have been received for CARDINAL and the product is expected to begin shipping in 2005. Also in 2004, DAC began development of the next-generation MicroDAC V tactical filtering product that increases the number of live channels processed simultaneously, resulting in greatly improved performance. It is also expected to begin shipping in 2005.

      Since the U.S. Government established the Department of Homeland Security, there has been increased funding for security-related products and services such as those produced by DAC. We view any increase in government funding related to national security, intelligence gathering, and law enforcement initiatives as having the potential to positively influence sales of DRI’s audio processing solutions in the core traditional security markets, as well as in the Transportation Communications Segment.
Marketing and Sales Organization
      DRI’s products are marketed by in-house sales and marketing personnel or through commissioned independent sales representatives, as appropriate for each business unit and market segment. Marketing and sales activities include database marketing; selective advertising; direct contact selling; publication of customer newsletters; participation in trade shows and industry conventions; and cooperative activities with systems integrators and alliance partners on a selective basis. Additionally, DAC utilizes specialized continuing education programs to ensure end-users have multiple opportunities to learn about DAC’s technology and fully comprehend how to operate DAC’s products through hands-on instruction. These student-paid continuing education programs generate little revenue themselves, but are, instead, used primarily as a marketing tool.
      Management regularly evaluates alternative methods of promoting and marketing DRI’s products and services. Web site and Internet-based marketing techniques currently serve to assist marketing and sales efforts, but the custom-specification, request-for-quote nature of DRI’s markets does not yet lend itself to full-scale, Internet-driven marketing and sales efforts.
Customers
      We generate a significant portion of our sales from a relatively small number of key customers, the composition of which may vary from year to year. Our major customers (defined as those customers to which we made sales greater than 10 percent of DRI’s total sales) in 2004, 2003, and 2002 were transit bus original equipment manufacturers. In 2004, two customers accounted for 22.9 percent of sales. In 2003, one customer accounted for 16.2 percent of sales. In 2002, two customers accounted for 21.8 percent of sales. We sell our products to a limited set of customers. Concentration and credit risk are a function of the orders we receive in any given period of time. Loss of one or more of these key customers could have an adverse impact, possibly material, on the Company.
Seasonality and Fluctuation in Results
      DRI’s sales are not generally “seasonal” in nature. However, a significant portion of sales for each product line is made, either directly or indirectly, to government or publicly funded entities. In addition, many sales to transit original equipment manufacturers are themselves related to sales by those manufacturers to government or publicly funded entities. In general, due to budgetary and funding availability considerations, government purchasing sometimes increases during the last quarter of DRI’s fiscal year. In the U.S., the federal government and many state and local governments operate on an October to September fiscal year. Several key international government customers operate on an April to March fiscal year. In addition, government agencies occasionally have a tendency to purchase infrequently and in large quantities, creating uneven demand cycles throughout the year. These cycles generate periods of little order activity and periods of intense order activity. This fluctuation in ordering also tends to make sales patterns uneven and difficult to forecast quarter-to-quarter and year-to-year results.
      Sales to DRI customers in both the Transportation Communications Segment and the Law Enforcement and Surveillance segments are characterized by lengthy sales cycles that generally extend for a period of two months to 24 months. Once the products and services are sold, product sales are recognized upon physical shipment of products and service revenues are recognized upon completion of the service. Sales and revenues for projects involving both products and services and for which the project completion extends over a longer period of time are recognized based upon the facts and circumstances unique to each project. This generally involves recognizing sales and revenue over the life of the project based upon (1) meeting specific delivery or performance criteria, or (2) the percentage of project completion achieved in each accounting period.
      DRI’s sales tend to be made pursuant to larger contracts, contemplating deliveries over months or years. Purchases by a majority of DRI’s customers are dependent, directly or indirectly, on federal, state, and local funding, for both law enforcement activities and public transportation. Law enforcement agencies are the principal customers for DRI’s audio products, while manufacturers of transportation equipment, who in turn sell to government agencies or entities dependent on government funding, are the principal customers for DRI’s transportation products. Government funding tends to vary significantly from year to year and quarter to quarter. In addition, governmental purchases generally involve a longer lead-time than might be the case in the private sector. Further, governmental type purchases generally are required to make acquisitions through a public bidding process. The fact that much of DRI’s sales are derived from relatively large contracts with a small number of customers can result in fluctuations in DRI’s sales and, thus, operating results, from quarter-to-quarter and year-to-year.
      Due to DRI’s business dealings in foreign countries, the Company may experience foreign currency translation gains and losses in relation to the changes in functional currency, which can result in variances from quarter-to-quarter and year-to-year.
Backlog
      DRI’s backlog as of December 31, 2004, was $6.3 million compared to $6.5 million as of December 31, 2003, and $8.5 million as of December 31, 2002. Fluctuations in backlog are due to: (1) timing of the receipt of orders; (2) order cycle fluctuations arising from the factors described under the heading “Seasonality, Fluctuations in Results”; (3) relatively fewer long-term orders in the marketplace; and (4) a degree of market uncertainty in connection with the status of TEA-21 and the pending TEA LU legislation, as discussed in Industry and Market Overview, above. DRI currently anticipates that it will ship all, or substantially all, of the backlog as of December 31, 2004, during the fiscal year 2005.
Research and Development
      DRI is committed to the continued technological enhancement of all its products and to the development or acquisition of products having related applications. However, continued development of any individual product is dependent upon product acceptance in the market place. DRI’s objective is to develop products that are considered high quality, technologically advanced, cost competitive, and capable of capturing a significant share of the applicable market. Product development based upon advanced technologies is one of the primary means by which management differentiates DRI from its competitors.
      Management anticipates that technological enhancements to the DR-Talking Bus® automatic voice announcement system and the TwinVision® and Mobitec® electronic destination sign system products will continue in the future. This should enhance DRI’s ability to integrate these products with other technologies, reduce unit cost of production, and advance the state-of-the-art technologies in DRI’s ongoing program to improve profit margins. The enhancements should increase available marketable product features as well as increase market share and market penetration. DRI’s plan to integrate and expand licensed portions of the technology developed by the University of Washington into the DR-Talking Bus® system will also support customers in providing Internet access to passengers. In addition to enhancing existing products, DRI currently has new generations of products under various stages of development.
      History of Research and Development — Product Pioneer. In 1996 and 1997, TM-M and TVna, respectively, introduced a new generation display element through the TwinVision® LeDot® electronic destination sign system. The new products combined known and proven benefits of LED technology with improved electromagnetic flip-dot elements to enhance product performance. These enhancements improved distance readability and reduced maintenance costs. This development, under a product display technology licensed from Lite Vision Corporation, virtually changed the entire electronic route destination sign industry and quickly became an industry standard. This generation of product has subsequently been replaced with other technological advances as noted below.

      In 2000, TVna again led an industry technology change with the widespread introduction in the USA of a commercially viable low-energy, high-brightness, all-LED display element that eliminated the mechanical, moving flip-dot typically used in prior generations of electronic route destination signs.
      In 2001, TM-M and TVna introduced the TwinVision® Chromatic Series, TwinVision® Chroma I and TwinVision® Chroma IV. These products offer customers greater color flexibility in message display options for destination signage. They incorporate colorized message display capabilities while retaining electronic sign system message display advantages for the color-vision impaired.
      Research and development activities continued in all business segments during 2004. Research and development expenses were $1.9 million in 2004, $2.1 million in 2003, and $2.5 million in 2002. These expenditures represented 4.0, 4.7, and 5.5 percent of sales in 2004, 2003 and 2002, respectively. During 2004, certain engineering personnel were used in the development of software that met the capitalization criteria of SFAS No. 86, “Capitalization of Software Development Costs”. Approximately $1.0 million of costs in 2004 were capitalized as an asset to be amortized as the expected sales of the developed software are realized over a period not to exceed three years. This compares to capitalization of $1.1 million and $501 thousand for such costs for the years ended December 31, 2003, and 2002, respectively. Had these amounts not been capitalized, research and development expenses for the years ended December 31, 2004, 2003 and 2002 would have been $2.9 million, $3.1 million, and $3.0 million, respectively. Our main research and development projects in 2004 included DR’s DR600tm vehicle logic unit for bus automatic vehicle monitoring, automatic vehicle location and automatic vehicle schedule adherence communication systems and programs, and DAC’s next generation system for digital signal processing products.
      Because we believe technological advances are necessary to maintain and improve product lines and, thus, market position, we expect to continue to invest a significant amount of capital, as a percentage of sales, on research and development for the near future. Because of our high level of research and development spending, we may experience fluctuations in operating results because costs may be incurred in periods prior to the related or resulting sales, and because research and development costs fluctuate in accordance with projects undertaken.
Manufacturing Operations
      Transportation Communications Segment. Our principal supplier for the DR business unit for most of fiscal year 2004 is an ISO 9002 certified contract-manufacturing firm that produces DR-designed equipment. DR also performs part of its assembly work in-house. Although we were solely dependent on the contract manufacturer to provide products for our DR business unit for most of fiscal year ended 2004, we do not intend to be solely dependent on them or other suppliers for major components in the longer term. In keeping with this policy, in 2004, we executed contracts with other suppliers to perform some of the services the current supplier provides.
      TM-M and TVna purchase display components and assemblies for electronic destination sign systems from multiple companies in Europe and the United States. We have contracts with domestic and foreign electronic manufacturing and/or contract assembly firms to assemble these components and assemblies. Domestic production is compliant with “Buy-America” regulations. In 2002 and again in 2004, TVna moved part of its assembly process in-house.
      Mobitec AB produces the majority of its products in Herrljunga, Sweden. It purchases raw materials and components and assembles primarily from suppliers located in the Nordic and European markets.
      Mobitec Brazil Ltda produces its products in Caxias do Sul, Brazil. It purchases raw materials and components and assemblies from companies in Europe and LED’s from DRI’s subsidiary TVna, and the remainder from various local suppliers in Brazil.
      Law Enforcement and Surveillance Segment. DAC primarily buys component parts and assembles its products internally. Printed circuit board components and enclosures are purchased from well-established vendors and small local suppliers. DAC typically works with ISO-certified suppliers.

      Other than described above, we believe alternative suppliers would be readily available for all raw materials and components for each of our businesses.
Customer Service
      We believe our commitment to customer service has enhanced the customer’s view of DRI compared to our competitors. Our plan is to continue defining and refining our sustainable competitive advantage through a service-oriented organization.
Proprietary Rights
      We currently own two design patents and have a combination of copyrights, alliances, trade secrets, nondisclosure agreements, and licensing agreements to establish and protect our ownership of, and access to, proprietary and intellectual property rights. Our attempts to keep the results of our research and development efforts proprietary may not be sufficient to prevent others from using some or all of such information or technology. The loss or circumvention of any one or more of these protective aspects would not significantly impact our current business. By “designing around” our intellectual property rights, our competitors may be able to offer similar functionality provided by our products without violating our intellectual property rights. We have licenses to certain intellectual property rights under which some of the TwinVision® products are produced. We have registered our Digital Recorders®, Talking Bus® and TwinVision® trademarks, logos, slogans, by-lines, and trade names with the U.S. Patent and Trademark Office.
      We intend to pursue new patents and other intellectual property rights protection methods covering new technologies and developments on an on-going basis. We also intend to use best efforts to maintain the integrity of our service marks, trade names and trademarks, and other proprietary names and protect them from unauthorized use, infringement, and unfair competition.
Employees
      As of December 31, 2004, DRI employed 160 people, of which 86 were employed domestically and 74 were employed internationally. DRI employees were deployed as follows: 55 in operations; 28 in engineering; 37 in sales and marketing; and 40 in administrative functions. Although European subsidiaries include some limited work-place agreements, DRI employees are not covered by any collective bargaining agreements and management believes its employee relations are good. We believe future success will depend, in part, on our continued ability to attract, hire, and retain qualified personnel.

Item 2.	Properties
      We do not own any real estate. Instead, we lease properties both in the United States and abroad. Following are our locations, leased areas (square feet = sf, square meters = sm), use, monthly rents and lease expirations. All monthly rental amounts are stated in United States dollars, converting monthly payments in foreign currencies, where applicable, to United States dollars based on the December 31, 2004 exchange rate.

City and State	Country	Area		Use		Monthly Rent	Expiration

Durham, NC	USA	35,588	sf	Office, Service and Repair, warehouse and assembly	(a),(b),(c)	$22,357-27,365	April 2009
Dallas, TX	USA	3,145	sf	Office	(c)	$5,883	April 2008
Peakhurst	Australia	271	sm	Office	(a)	$3,810	November 2006
Caxias do Sul	Brazil	88	sm	Office and assembly	(a)	$2,758	Open ended
Herrljunga	Sweden	2,000	sm	Office, warehouse and assembly	(a),(d)	$9,097	March 2006
Ettlingen	Germany	242	sm	Office	(a)	$2,303	June 2007

(a)	Used by Transportation Communications Segment

(b)	Used by Law Enforcement and Surveillance Segment

(c)	Used by administration — U.S. corporate

(d)	Used by administration — international
      We believe current facilities are adequate and suitable for current and foreseeable use, absent future acquisitions. We further believe additional office and manufacturing space will be available in, or near, existing facilities at a cost approximately equivalent to, or slightly higher than, rates currently paid, to accommodate further internal growth as necessary.

Item 3.	Legal Proceedings
      The Company, in the normal course of its operations, is sometimes involved in legal actions incidental to the business. The company is involved in no such matters currently. In management’s opinion, the ultimate resolution of these matters will not have a material adverse effect upon the current financial position of the Company or future results of operations.
      The Company, to the best of its ability, at all times seeks to avoid infringing, and will not knowingly violate the intellectual property rights of others.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matter was submitted to a vote of the holders of our Common Stock during the fourth quarter 2004.
      At a meeting on February 10, 2005, holders of the non-registered Series AAA Preferred Stock voted to (1) reduce the annual dividend rate for each share of Series AAA Preferred Stock from 10 percent to 5 percent, and (2) reduce the conversion rate for each share of Series AAA Preferred Stock from $8.00 per share to $5.50 per share. These changes resulted in the number of Common Shares issuable upon the conversion of a single share of Series AAA Preferred Stock increasing from 625 shares to 909 shares. The reduction in the annual dividend rate will save the company approximately $60 thousand per year in dividends.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Shareholder Matters
      The following table sets forth the range of high and low closing bid prices for our Common Stock, as reported by the NASDAQ Small Cap Market®, from January 1, 2003 through December 31, 2004. The prices set forth reflect inter-dealer quotations, without retail markups, markdowns, or commissions, and do not necessarily represent actual transactions.

	High	Low

Year Ended December 31, 2003
First Quarter	$2.80	$2.01
Second Quarter	3.00	2.31
Third Quarter	2.73	2.24
Fourth Quarter	3.00	2.37
Year Ended December 31, 2004
First Quarter	$3.47	$2.32
Second Quarter	14.27	2.55
Third Quarter	6.85	2.79
Fourth Quarter	5.29	3.68
      As of March 15, 2005, there were more than 4,100 holders of our Common Stock (including 137 shareholders of record).
      We have not paid dividends on our Common Stock nor do we anticipate doing so in the near future. In addition, our current credit facility restricts the payment of dividends upon any class of stock except on our preferred stock. We also have two classes of outstanding preferred stock with dividend rights that have priority over any dividends payable to holders of Common Stock.
Equity Compensation Plan Information
      The following table provides information, as of the end of fiscal 2004, with respect to all compensation plans and individual compensation arrangements of DRI under which equity securities are authorized for issuance to employees or non-employees:

			Number of Securities
			Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance under
	be Issued upon Exercise	Exercise Price of	Equity Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column A)
Plan Category	(a)	(b)	(c)

1993 Incentive Stock Option Plan*	715,371	$2.43	None
2003 Stock Option Plan*	369,500	$2.93	4,500

Total	1,084,871	$2.60	4,500

*	All options issued under the 1993 Incentive Stock Option Plan and the 2003 Stock Option Plan have been approved by the Company’s shareholders.
Issuance of Unregistered Securities
      Each issuance set forth below was made in reliance upon the available exemptions from registration requirements of the Securities Act, contained in Section 4(2), on the basis that such transactions did not involve a public offering. DRI determined that the purchasers of securities described below were sophisticated investors who had the financial ability to assume the risk of their investment in DRI’s securities and acquired such securities for their own account and not with a view to any distribution thereof to the public. The certificates evidencing the securities bear legends stating that the securities are not to be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements.
      Beginning in the second quarter of 2003 and concluding during the first quarter of 2004, DRI issued, in private placements, shares of Series E Redeemable Nonvoting, Convertible, Preferred Stock (“Series E Stock”). As of December 31, 2004, DRI had sold 430 shares of the Series E Stock for an aggregate gross purchase price of $2.15 million ($5 thousand per share) to 34 private investors. Series E Stock is convertible at any time into shares of the Common Stock at a conversion price of $3.00 per share of Common Stock, subject to certain adjustments, and, prior to conversion, does not entitle the holders to any voting rights, except as may be required by law. As of December 31, 2004, 223 shares of Series E stock had been converted into shares of DRI’s Common Stock. DRI does not have the right to require conversion. Holders of Series E Stock are entitled to receive cumulative quarterly dividends when, and if, declared by the Board of Directors, at the rate of 7 percent per annum on the liquidation value of $5 thousand per share. Series E Stock is redeemable at the option of DRI at any time, in whole or in part, at a redemption price equal to the liquidation value plus accrued and unpaid dividends. Holders of Series E Stock do not have the right to require redemption. The Series E Stock has liquidation preferences prior to our outstanding shares of Series AAA Preferred Stock and Common Stock.
      On April 26, 2004, we sold 625,000 shares of our Common Stock to investors for $8.00 per share. We received aggregate consideration for the sale in the amount of $5.0 million. We also granted the investors warrants to acquire 125,000 shares of our Common Stock at an exercise price of $8.80 per share, exercisable for a period ending five years after the date of issuance. Additionally, we granted a placement agent warrants to acquire 62,500 shares of our Common Stock at an exercise price of $10.25, exercisable for a period ending five years after the date of issuance. These warrants first became exercisable on October 26, 2004. In connection with the above transaction, we granted registration rights for the common shares purchased in the private placement and issuable upon exercise of the warrants. We subsequently filed a registration statement with the SEC registering such shares of Common Stock, which was declared effective on July 8, 2004.
      On October 6, 2004, DRI completed a $5 million private placement of its Common Stock to an institutional investor. The Company sold 1,207,729 shares of Common Stock to the investor for $4.14 per share. In connection with the sale of its Common Stock to the investor, the Company issued warrants to the investor to purchase 241,546 shares of the Company’s Common Stock at an exercise price of $6.00 per share. The warrants are exercisable at any time beginning on April 6, 2005, the six-month anniversary of the date of issuance, and have a term of five years. The Company paid a cash fee of $400 thousand and issued warrants to Roth Capital Partners, its placement agent in the private placement, to purchase 120,773 shares at an exercise price of $5.28 per share. These warrants are also exercisable at any time beginning on April 6, 2005, the six-month anniversary of the date of issuance, and have a term of five years expiring on October 6, 2009. A registration statement registering the Common Stock and warrants has been filed and is under review by the Securities and Exchange Commission.
      The aggregate proceeds from the sale of the Series E and Common Stock, after payment of offering expenses, were used for general working capital and other corporate purposes.

Item 6.	Selected Financial Data
      The selected financial data set forth below as of and for the years ended December 31, 2004, 2003, and 2002 has been derived from our audited consolidated financial statements and related notes included elsewhere in this report. The selected financial data set forth below as of and for the years ended December 31, 2001 and 2000 has been derived from our audited consolidated financial statements and the related notes, which are not included in this report. This information should be read in conjunction with “Item 1. Description of Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as the audited consolidated financial statements and notes thereto included in “Item 8. Financial Statements and Supplementary Data.”

      On June 28, 2001, the Company and its wholly owned subsidiary, DRI-Europa AB, acquired all of the outstanding stock of Mobitec AB, a Swedish manufacturer of electronic destination sign systems. The acquisition was accounted for as a purchase and the results of the Mobitec AB operations since the date of acquisition are included in the consolidated financial statements. We experienced significant growth between 2000 and 2002 primarily due to our acquisition strategy. We did not make any acquisitions in 2003 or 2004, and sales growth was significantly less than in the prior three years. Absent acquisitions, we expect our internal growth to be significantly less than the rate of growth we experienced during the period between 2000 and 2002.

	Year Ended December 31,

Statements of Operations Data	2004	2003	2002	2001	2000

	(In thousands, except share and per share amounts)
Net sales	$47,773	$44,026	$45,138	$37,215	$29,886
Gross profit	17,946	16,876	16,209	13,826	10,906
Operating income (loss)	(1,442)	(420)	724	419	233
Net loss applicable to common shareholders	(3,476)	(2,233)	(367)	(62)	(456)
Net loss applicable to common shareholders per common share Basic and diluted	$(0.49)	$(0.58)	$(0.10)	$(0.02)	$(0.14)
Weighted average number of common shares and common share equivalents outstanding
Basic and diluted	7,149,544	3,873,133	3,746,119	3,495,954	3,274,108

	December 31,

Balance Sheet Data	2004	2003	2002	2001	2000

	(In thousands)
Current assets	$20,876	$18,677	$20,178	$18,001	$15,515
Total assets	38,041	34,552	33,383	28,810	17,820
Current liabilities	12,929	16,335	17,856	10,249	12,218
Long term debt	653	6,647	7,738	11,601	—
Minority interest	441	338	268	209	—
Redeemable Preferred Stock	—	—	1,770	1,770	1,770
Shareholders’ equity	23,641	11,232	5,752	4,982	3,833

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT ARE IN ITEM 8 OF THIS DOCUMENT.
Business — General
      We directly or through contractors, design, manufacture, sell, and service information technology and audio surveillance technology products through two major business segments. These two business segments are the Transportation Communications Segment and the Law Enforcement and Surveillance Segment. While service is a significant aspect of DRI’s marketing strategy, it is not yet a significant generator of revenue and was less than 2 percent of net sales for the years ended December 31, 2004, 2003, and 2002.
      DRI’s Transportation Communications Segment products are sold worldwide within the passenger information communication industry and market. We sell to transportation vehicle equipment customers generally in two broad categories, end customers and original equipment manufacturers of transportation vehicles. End customers include municipalities; regional transportation districts; federal, state, and local departments of transportation; transit agencies; public, private, or commercial operators of vehicles; and rental car agencies. The relative percentage of sales to end customers as compared to OEM customers varies widely and frequently from quarter-to-quarter and year-to-year and within products and product lines comprising DRI’s mix of total sales in any given period.
      DRI’s Law Enforcement and Surveillance Segment serves customers in the U.S. federal, state, and local law enforcement agencies or organizations, as well as their counterparts abroad. We produce a line of digital audio filter systems and tape transcribers used to improve the quality and intelligibility of both live and recorded voices. We market DRI’s law enforcement and surveillance products domestically and internationally to law enforcement entities and other customers in or supporting government organizations.
      Sales to DRI’s customers are characterized by a lengthy sales cycle that generally extends for a period of two to 24 months. In addition, purchases by a majority of DRI’s customers are dependent upon federal, state and local funding that may vary from year-to-year and quarter-to-quarter.
      We recognize product sales upon shipment of products to customers and service revenue upon completion of the service. Because DRI’s operations are characterized by significant research and development expenses preceding product introduction, net sales and certain related expenses may not be recorded in the same period, thereby producing fluctuations in operating results. DRI’s dependence upon large contracts and orders, as well as upon a small number of relatively large customers or projects, increases the magnitude of fluctuations in operating results particularly on a period-to-period, or period-over-period, comparison basis. For a more complete description of DRI’s business, including a description of DRI’s products, sales cycle and research and development, see “Item 1. Business.”
Results of Operations
      The following discussion provides an analysis of DRI’s results of operations and liquidity and capital resources. This should be read in conjunction with DRI’s consolidated financial statements and related notes thereto. The operating results of the years presented were not significantly affected by inflation.
      The following table sets forth the percentage of DRI’s sales represented by certain items included in DRI’s Statements of Operations:

	Year Ended December 31,

	2004	2003	2002

Net sales	100.0%	100.0%	100.0%
Cost of sales	62.4	61.7	64.1

Gross profit	37.6	38.3	35.9

Operating expenses:
Selling, general and administrative	36.6	34.6	28.7
Research and development	4.0	4.7	5.5

Total operating expenses	40.6	39.3	34.2

Operating income (loss)	(3.0)	(1.0)	1.7
Other expense, foreign currency gain and interest	(1.4)	(1.5)	(1.8)

Income (loss) before income tax benefit (expense)	(4.4)	(2.5)	(0.1)
Income tax benefit (expense)	(2.0)	(0.2)	(0.1)

Income (loss) before minority interest in income of consolidated subsidiary	(6.4)	(2.7)	(0.2)
Minority interest in consolidated subsidiary	(0.2)	(0.2)	(0.1)

Net income (loss)	(6.6)%	(2.9)%	(0.3)%

Comparison of Results for the Years Ended December 31, 2004 and 2003
      Net Sales and Gross Profit. Net sales for 2004 increased $3.7 million, or 8.5 percent, from $44.0 million for 2003 to $47.8 million for 2004. DRI’s gross profit for 2004 increased $1.1 million, or 6.3 percent, from $16.9 million for 2003 to $17.9 million for 2004. Following is a discussion of the key factors affecting these changes in net sales and gross profit by segment.
      In 2004, the Company recorded revenues associated with a software license agreement of $1.1 million, as compared to $290 thousand in 2003. Without the software license revenues and related gross profit, net sales would have increased 6.7% from 2003 and our gross profit would have increased 1.6% from 2003.
      For 2004, sales for our Transportation Communications Segment increased $3.3 million, or 7.9 percent, from $42.6 million for 2003 to $45.9 million for 2004. The increase resulted from an increase in U.S. domestic sales of $1.6 million plus an increase in international sales of $1.7 million. In the U.S., the increase is primarily attributable to higher integrated systems sales, partially offset by lower sales in electronic sign systems.
      The increase in international sales is attributed to higher sales in the Nordic and Brazilian markets and more favorable average foreign currency exchange rates in 2004 compared to 2003. The increase in net sales due to foreign currency fluctuations in 2004 was approximately $1.5 million. DRI has no control over the foreign currency fluctuations and does not use currency hedging tools. The respective foreign companies primarily transact business in their functional currency thereby reducing the impact of foreign currency translation differences. If the U.S. dollar strengthens compared to the foreign currencies converted, it is possible the total sales reported in U.S. dollars could decline. Product prices on sales of products have declined in 2004 as compared to 2003, primarily due to competition. Expected sales growth in the Transportation Communications Segment will be dependent upon the expansion of new product offerings and technology, as well as expansion into new geographic areas. We believe our relatively high market share positions in most markets preclude significant sales growth from increased market share.
      Gross profit for the Transportation Communications Segment increased $922 thousand, or 5.8 percent, from $15.9 million in 2003 to $16.8 million in 2004. However, in 2004, the Company recorded a $1.7 million inventory obsolescence charge, as compared to a $220 thousand inventory obsolescence charge in 2003. Had the increase in inventory obsolescence not occurred, gross profit for the Transportation Communications Segment would have increased 16.4 percent from 2003. As a percentage of segment sales, gross profit was 37.3 percent of net segment sales in 2003 as compared to 36.6 percent in 2004. Of the $922 net increase in gross profit, $691 thousand was attributed to U.S. operations and $231 thousand was attributed to the international operations. Domestic gross margins improved primarily due to product cost savings in 2004 despite continued pricing pressures. As a percent of sales, U.S. operations increased average gross margins from 36.4 percent in 2003 to 42.1 percent in 2004, which was primarily attributed to decreases in the cost of key components in the electronic destination sign systems. The consolidated international operations realized average gross margins of 36.6 percent in 2004 and 38.9 percent in 2003.
      The decrease in gross margins is attributed to product mix and the introduction in 2004 of the lower priced all-LED electronic destination sign systems in the European markets. Though we may experience continued pricing pressure, we expect our gross margins within our individual product lines to be relatively stable in the near term as we continue to recognize cost savings resulting from recent and future cost reduction efforts. However, period-to-period, overall gross margins will still reflect the variations in sales mix and geographical dispersion of product sales. Part of the cost reductions in 2005 will result from the full effect of 2004 cost initiatives including in-house production of sub-assemblies such as cabling and wiring harnesses. Producing such items in-house saves costs, allows better delivery times for our customers, and allows us to produce in quantities that are more efficient. We also expect improvements in gross margins through more frequent sales of a combination of products and services offering a broader “project” solution, and through the introduction of technology improvements.
      For 2004, sales for the Law Enforcement and Surveillance Segment increased $403 thousand or 27.7 percent, from $1.5 million for 2003 to $1.9 million for 2004. The increase is attributed to the reallocation of federal and state funds to support post 911 security issues.

      Gross profit for the Law Enforcement and Surveillance Segment for 2004 increased $147 thousand, or 15.0 percent, from $981 thousand for 2003 to $1.1 million for 2004. However, the Company recorded a $73 thousand inventory obsolescence charge in 2004 compared to no such charge in 2003. Had the inventory obsolescence not occurred, gross profit for the Law Enforcement and Surveillance Segment would have increased $220 thousand or 22.4 percent from 2003. As a percentage of segment sales, gross profit was 67.3 percent of net segment sales in 2003 as compared to 60.7 percent during 2004. Lower sales in 2004 versus 2003 to the U.S. Federal Government and from a special research project for a foreign government, which yield higher gross margins, contributed to the decline in gross margins. Management believes improvement in gross profit percentage is dependent upon overall economic and competitive conditions in the law enforcement and surveillance sector, introduction of new technology products, and the continued success of on-going cost reduction programs.
      Selling, General, and Administrative. Selling, general, and administrative expenses for 2004 increased $2.2 million, or 14.7 percent, from $15.2 million for 2003 to $17.4 million for 2004. The majority of this increase was comprised of the increased compensation and benefits of $380 thousand, or 3.9 percent over 2003; an increase in legal expense of $336 thousand stemming from defense costs relative to a patent infringement case settled in June 2004, and the costs incurred in connection with 2004 Series E, Series F, and Common Stock financings. The company also experienced an increase in audit and tax services professional fees of $386 thousand stemming from the 2004 financings and a change in independent accountants; an increase in public company costs including Board of Directors costs resulting from a greater number of committee meetings and financial communications (printing) costs of $245 thousand; and an increase in outside consulting costs including IT services of $489 thousand. All other general operating and administrative expenses increased by $733 thousand.
      The increase also includes foreign currency fluctuations, but the overall increase is attributed to:

•	additional personnel added during the year to support the additional requirements of reporting and management;

•	an increase in average health care benefits and taxes;

•	higher legal expenses in patent litigation;

•	higher audit and tax services due to changes in regulations, particularly the Sarbanes-Oxley Act of 2002;

•	higher depreciation from increases in capital asset purchase;

•	capitalization of internal developed systems and software; and

•	general inflation in the prices of goods and services.
      As a percentage of sales, these expenses were 36.6 percent in 2004 and 34.6 percent for 2003. Management believes, that as sales increase, these expenses will decrease as a percentage of sales. However, in terms of absolute dollars, selling, general, and administrative expenses are planned to increase in future periods due to: (1) expansion into other geographic areas; (2) expansion through acquisition; and (3) introduction of new products and services.
      Research and Development Expenses. Research and development expenses for 2004 decreased $142 thousand, or 6.9 percent, from $2.1 million for 2003 to $1.9 million for 2004. This category of expenses includes internal engineering personnel, outside engineering expense for software and hardware development, sustaining product engineering, and new product development. As a percentage of net sales, these expenses decreased from 4.7 percent in 2003 to 4.0 percent in 2004. During 2004, certain engineering personnel were used in the development of software that met the capitalization criteria of SFAS No. 86, “Capitalization of Software Development Costs,” which resulted in recording approximately $1.0 million of 2004 costs as an asset that will be amortized as the sales of the software are realized over a period no longer than three years. Had this amount not been capitalized, research and development expenses for 2004 would have been

$2.9 million as compared to $3.1 million for 2003. In the longer term, we expect these expenses expressed as a percentage of sales to range from approximately 5 to 7 percent.
      Operating Loss. Operating loss increased $1.0 million from $420 thousand in 2003 to $1.4 million in 2004. The increase is primarily due to higher operating expenses and personnel costs, and the inventory obsolescence adjustment. These factors were partially offset by the increased sales in both operating segments, all as described above
      Other Income (Expense). Total other income in 2004 was $178 thousand, a net increase in expense of $73 thousand as compared to $105 thousand for 2003. This decrease was primarily due to an increase in other income totaling $129 thousand, a decrease in other expense of $75 thousand, and a decrease interest income of $19 thousand.
      Foreign Currency Gain. Total foreign currency gain in 2004 was $55 thousand, a net decrease of $267 thousand as compared to $322 thousand for 2003.
      Interest Expense. The net decrease in interest expense of $199 thousand from $1.1 million for 2003 to $908 thousand for 2004 was due to a decrease in long-term debt. In April 2004, approximately $4.0 million of convertible debentures with an annual interest rate of 8 percent were converted into Common Stock. Additionally, in April and October 2004, the Company completed two separate private placements of common shares totaling $5.0 million each and used the proceeds primarily to reduce debt and the working capital line of credit.
      Income Tax Expense. Net income tax expense, consisting primarily of net deferred tax expense, was $973 thousand in 2004 as compared with an income tax expense of $110 thousand in 2003. In 2004, the most significant component of income tax expense was an $888 thousand increase in the tax valuation allowance (expense) arising primarily from United States federal and state jurisdictions. The Company determined in 2004 that a significant portion of the deferred income tax assets previously recorded through 2003, would more likely than not, not be realizable.
      Net Loss Applicable to Common Shareholders. The net loss applicable to common shareholders increased $1.3 million from a net loss of $2.2 million in 2003 to a net loss of $3.5 million in 2004. The increased loss is primarily the result of the changes in net operating loss previously discussed, the income tax expense resulting from the valuation allowance, offset by the lack of a charge in 2004 comparable to the 2003 non-cash beneficial conversion charge of $703 thousand on the issuance of Series F convertible preferred stock in 2003.
Comparison of Results for the Years Ended December 31, 2003 and 2002
      Net Sales and Gross Profit. Net sales for the year ended December 31, 2003 decreased $1.1 million, or 2.5 percent, from $45.1 million for the year ended December 31, 2002 to $44 million for the year ended December 31, 2003. DRI’s gross profit for the year ended December 31, 2003 increased $667 thousand, or 4.1 percent, from $16.2 million for the year ended December 31, 2002 to $16.9 million for the year ended December 31, 2003. Following is a discussion of these changes in net sales and gross profit by segment.
      For the year ended December 31, 2003, sales for our Transportation Communications Segment decreased $1 million, or 2.3 percent, from $43.6 million for the year ended December 31, 2002 to $42.6 million for the year ended December 31, 2003. The decrease resulted from a decrease in U.S. domestic sales of $4.0 million partially offset by an increase in international sales of $3.0 million. The decrease in U.S. domestic sales in 2003 was attributed to late year contract shifts to 2004 and lost business due to order timing difficulties. The net sales for the three months ended December 31, 2003 was $10 million as compared to $13 million for the three months ended December 31, 2002. The decrease of $3 million or 23.5 percent was primarily the result of the order shifts and ultimate cancellation of certain transit authority orders due to contract differences. See Note 19, Quarterly Financial Data. The canceled orders are extraordinary and the underlying issues leading to such cancellation are not likely to materialize in 2004. All of these orders may or may not be realized in 2004 and, to the extent realized, may not be incremental to the year 2004 as planned. The increase in international sales is attributed to higher sales in the Nordic and Brazilian markets and more favorable average foreign currency exchange rates in 2003 compared to 2002. DRI has no control over the foreign currency fluctuations and does not require the use of currency hedging tools as the respective foreign companies primarily transact business in its functional currency thereby reducing the impact of foreign currency translation differences. If the U.S. dollar strengthens compared to the foreign currencies converted, it is possible the total sales reported in U.S. dollars could decline. Product prices on sales of products, which comprise a majority of sales, have declined in the year ended December 31, 2003 as compared to the prior year due to competition. Expected sales growth in the Transportation Communications Segment will be dependent upon the expansion of new product offerings and technology, as well as expansion into new geographic areas. We believe our relatively high market share positions in most markets preclude significant sales growth from increased market share.
      Gross profit for the Transportation Communications Segment for the year ended December 31, 2003 increased $873 thousand, or 5.8 percent, from $15.0 million for the year ended December 31, 2002 to $15.9 million for the year ended December 31, 2003. As a percentage of segment sales, gross profit was 37.3 percent of net segment sales in 2003 as compared to 34.5 percent during 2002. The net increase of $873 thousand was attributed to the international operations, which realized a net margin increase of $971 thousand offset by a small margin decrease of $98 thousand in the U.S. domestic gross margins. Substantially due to a lower sales volume resulting from the above-noted order shifts and delays, U.S. domestic gross margins remained relatively flat for 2003. As a percent of sales, U.S. operations increased average gross margins from 31.7 percent in 2002 to 36.4 percent in 2003, which was primarily attributed to decreases in the cost of key components in the electronic destination sign systems. The consolidated international operations realized average gross margins in 2003 of 38.9 percent and 40.2 percent in 2002. The slight decrease in gross margins is attributed to product mix and introduction in 2003 of the lower priced all-LED electronic destination sign systems in the European markets. The gross margins are affected by selling prices, which are expected to be relatively stable in the near term and direct cost of materials and services to manufacture and assemble products. We expect to realize gross margin improvements in 2004 reflecting the full effect of 2003 initiatives and through negotiating with suppliers lowered unit component costs, introduced technology improvements decreasing the overall system cost and began in-house production of sub-assemblies such as cabling and wiring hardness assemblies that are less expensive than third party manufactured harness assemblies. We believe improvement in gross profit percentage is dependent primarily upon overall economic and competitive conditions in the transportation sector, introduction of new technology products, and the continued success of on-going cost reduction programs.
      For the year ended December 31, 2003, sales for the Law Enforcement and Surveillance Segment decreased $131 thousand or 8.2 percent, from $1.6 million for the year ended December 31, 2002 to $1.5 million for the year ended December 31, 2003. The decrease is attributed to the reallocation of federal and state funds to support post 911 security issues as well as a delay in approval of the 2003 U.S. federal budget.
      Gross profit for the Law Enforcement and Surveillance Segment for the year ended December 31, 2003 decreased $207 thousand, or 17.4 percent, from $1.2 million for the year ended December 31, 2002 to $981 thousand for the year ended December 31, 2003. As a percentage of segment sales, gross profit was 67.3 percent of net segment sales in 2003 as compared to 74.8 percent during 2002. Lower sales to the U.S. Federal Government primarily contributed to the decline in gross margins. Management believes improvement in gross profit percentage is dependent upon overall economic and competitive conditions in the law enforcement and surveillance sector, introduction of new technology products, and the continued success of on-going cost reduction programs.
      Selling, General, and Administrative, Research and Development Expenses. Selling, general and administrative expenses for the year ended December 31, 2003 increased $2.2 million, or 17.3 percent, from $13 million for the year ended December 31, 2002 to $15.2 million for the year ended December 31, 2003. The majority of this increase was attributed to a net increase in compensation and benefits of $784 thousand; an increase in depreciation of $356 thousand; an increase in legal expense of $285 thousand; an increase in audit and tax services of $136 thousand; an increase in travel related expense of $82 thousand along with an $815 thousand increase in all other general operating and administrative expenses. The increase also includes foreign currency fluctuations, but the overall increase is attributed to additional personnel added during the year to support the additional requirements of reporting and management; an increase in average health care benefits and taxes; higher legal expenses in patent litigation, higher audit and tax services due to changes in regulations such as the Sarbanes-Oxley Act; higher depreciation from increases in capital asset purchase and capitalization of internal developed systems and software and general economic increases in goods and services. As a percentage of sales, these expenses were 34.6 percent for the year ended December 31, 2003 and 28.7 percent for the year ended December 31, 2002. Management believes these expenses will decrease as a percentage of sales in future periods if sales increases substantially and we continue to focus on expense and cost reduction and controls. However, selling, general and administrative expenses are planned to increase in future periods due to: (1) expansion into other geographic areas; (2) expansion through acquisition; and (3) introduction of new products and services.
      Research and development expenses for the year ended December 31, 2003 decreased $435 thousand, or 17.5 percent, from $2.5 million for the year ended December 31, 2002 to $2.1 million for the year ended December 31, 2003. This category of expenses includes internal engineering personnel and outside engineering expense for software and hardware development, sustaining product engineering and new product development. As a percentage of net sales, these expenses decreased from 5.5 percent in 2002 to 4.7 percent in 2003. During 2003, certain engineering personnel were used in the development of software that met the capitalization criteria of SFAS No. 86, “Capitalization of Software Development Costs,” which resulted in recording of $1.1 million of 2003 costs as an asset that will be amortized as the sales of the software are realized over a period no longer than three years. Had this amount not been capitalized, research and development expenses for the year ended December 31, 2003 would have been $3.1 million as compared to $3 million for the year ended December 31, 2002. In the longer term, we expect these expenses to remain in the same general range as a percentage of sales, as in the past three years (approximately 5 percent to 8 percent).
      Operating Income. The net change in operating income for the year ended December 31, 2003 was a decrease of $1.1 million from operating income of $724 thousand for the year ended December 31, 2002 to a net operating loss of $420 thousand for the year ended December 31, 2003. This decrease is primarily due to decreased sales in both operating segments and higher operating expenses and personnel costs as described above. The more significant increases in selling, general and administrative expenses were in the U.S. parent entities expense categories of legal, audit, tax, accounting and bank fees.
      Other Income (Expense). Other income (expense) for the year ended December 31, 2003 was $105 thousand, a net increase of $44 thousand as compared to $61 thousand for 2002. This increase was primarily due to a decrease in other expense totaling $92 thousand, offset by decreases in other income of $48 thousand.
      Foreign Currency Gain. Total foreign currency gain in 2003 was $322 thousand, a net decrease of $13 thousand as compared to $309 thousand for 2002.
      Interest Expense. Interest expense decreased $76 thousand from $1.2 million for 2002 to $1.1 million for 2003. The decrease in interest expense was due to a decrease in the weighted average outstanding balance of long-term debt as well as lower interest rates.
      Income Tax Expense. Net income tax expense, consisting primarily of net deferred tax expense, was $110 thousand for the year ended December 31, 2003, as compared with an income tax expense of $42 thousand for the year ended December 31, 2002. In 2003, current tax expense of $1 thousand, arising from foreign jurisdictions, was partially offset by deferred tax benefits of $111 thousand arising primarily from United States federal and state jurisdictions.
      Net Loss Applicable to Common Shareholders. The net change in net loss applicable to common shareholders for the year ended December 31, 2003 was an increase of $1.9 million from a net loss of $367 thousand for the year ended December 31, 2002 to a net loss of $2.2 million for the year ended December 31, 2003. This increase is primarily the result of the net operating loss before minority interest in income of consolidated subsidiary of $1.1 million for the year ended December 31, 2003 and recording a non-

cash beneficial conversion charge of $703 thousand on issuance of Series F convertible preferred stock. See Note 9 — Preferred Stock.
      Profit Improvement in 2003. We estimate that approximately $400 thousand of profit improvement was realized from various initiatives. This is partially evidenced by the gross margin improvement during the year.
Liquidity and Capital Resources
      The Company’s net working capital as of December 31, 2004 was $7.9 million compared to $2.5 million as of December 31, 2003. Our principal sources of liquidity from current assets included cash and cash equivalents of $841 thousand, trade and other receivables of $10.2 million and inventories of $9.2 million. The U.S. asset based lending agreement provides for borrowings up to 85 percent of eligible trade accounts receivable and up to 35 percent of eligible inventory. The lending relationship with our foreign bank allows 75 percent advance rates on trade accounts receivable and 50 percent on inventory. The present asset based lending agreements are sufficient for day to day cash requirements although the Company would like to level out the sometimes erratic monthly sales volume thereby permitting liquidity projections to be more easily maintained and controlled. The Company continues to decrease the average days’ sales outstanding in accounts receivable and expects to increase inventory turns through better materials requirement planning, reworking what otherwise might be considered slow moving inventory and negotiating lower component prices through volume purchase programs. The most significant current liabilities at December 31, 2004 included short-term bank and asset based borrowings of $3.7 million, accounts payable of $4.5 million, accrued expenses of $2.2 million, and current maturities of long-term debt, and dividends payable of $2.4 million, and $52 thousand, respectively. The short-term bank borrowings are primarily asset based lending agreements and directly related to the sales and customer account collections. The senior asset based revolving debt with LaSalle Business Credit Corp (“LaSalle”) is classified as a current liability rather than a long-term liability. The Loan Agreement with LaSalle was negotiated with the intent that the revolving debt would be classified and managed as long-term debt; however, Emerging Issues Task Force (EITF) Issue No. 95-22 “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement”, requires the Company to classify all of our outstanding debt under the bank facility as a current liability. The Loan Agreement has a subjective acceleration clause which could enable the bank to call the loan, but such language is customary in asset based lending agreements and management does not expect the bank to use this particular clause to inhibit the Company from making borrowings as provided under the agreement. It is our intention to manage the bank credit facility as long-term debt with a final maturity date in 2006, as provided for in the agreement that we signed.
      Our operating activities used cash of $5.3 million for the year ended December 31, 2004. Sources of cash from operations totaled $807 thousand and resulted from a decrease in other receivables of $140 thousand, a decrease in prepaids and other current assets of $8 thousand, a decrease in other assets of $160 thousand, an increase in accrued expenses of $59 thousand and our net loss of $3.2 million offset by non-cash expenses of $3.6 million. Non-cash expenses included $856 thousand related to our valuation allowance for deferred taxes and $1.4 million related to the write-down of obsolete inventory to its net realizable value. All other non-cash expenses were of normal, routine amounts associated with operations. Cash used in operating activities totaled $6.0 million and primarily resulted from increases in trade accounts receivable of $3.3 million and inventories of $800 thousand, and a decrease in trade accounts payable of $1.9 million. The increase in trade accounts receivable results from a 24 percent increase in sales during the fourth quarter of 2004 compared to the same quarter in 2003. The increase in inventories stemmed primarily from our foreign operations and resulted from a build-up of inventory components at year-end for delivery of finished sign systems in the first quarter of 2005. The decrease in trade accounts payable is a direct result of cash received from financing activities utilized to pay down outstanding balances substantially past trade terms. We consider the changes incurred in our operating assets and liabilities routine, other than the reduction of trade accounts payable resulting from financing activities, given the number and size of orders relative to our industry and our size. We expect working capital requirements to continue to increase with growth in sales, primarily due to the timing between when we must pay suppliers and the time we receive payment from our customers.

      Our investing activities used cash of $1.8 million for the year ended December 31, 2004. The primary uses of cash were for: (1) purchases of computer, test, and office equipment; and (2) costs incurred for internally developed software. Cash flows from investing activities resulted from a small number of routine sales of individual pieces of equipment no longer used or that had been replaced. We do not anticipate any significant expenditures for, or sales of, capital equipment in the near future.
      Our financing activities generated net cash of $6.9 million. Sources of cash resulted from issuance of common and preferred stock net of issuance costs of $10.3 million. Net proceeds from issuance of Common Stock resulted from two PIPE’s (private investment in public entities) and proceeds from the exercise of options and warrants. Net proceeds from issuance of preferred stock of $229 thousand resulted from the sale of our Series E preferred stock. Proceeds from these equity sales were used for working capital and other general corporate purposes. More specifically, the net proceeds were used to pay down existing lines of credit and trade accounts payable. Uses of cash in financing activities were for the payment of dividends on our Series AAA and Series E preferred stock of $330 thousand and the net of borrowings and payments on our revolving lines of credit of $3.3 million.
      At February 28, 2005, we had cash and cash equivalents of $379 thousand and a working capital surplus of $6.1 million.

Financing Activities in 2004.
      On April 24, 2004, the Company sold 625,000 shares of Common Stock to institutional investors for $8.00 per share. The Company also granted the investors warrants to acquire 125,000 shares of Common Stock at an exercise price of $8.80 per share, exercisable for a period of five years. The Company used the net proceeds of the private placement for general working capital purposes.
      On April 23, 2004, BFSUS Special Opportunities Trust PLC and Renaissance U.S. Growth Investment Trust PLC converted debentures with a principal amount of $4.1 million and an interest rate of 8 percent annually into 2,075,000 shares of Common Stock. This conversion results in a reduction of $332 thousand interest expense annually. Mr. Cleveland, Renaissance Capital Group’s President and Chief Executive Officer, serves on DRI’s Board of Directors.
      Concurrent with the debenture conversion, all of the Company’s outstanding shares of Series F Convertible Preferred Stock, which were held by Dolphin Offshore Partners, L.P., were converted into 760,232 shares of the Company’s Common Stock. The Series F Convertible Preferred Stock had an aggregate liquidation value of $1.5 million and required the payment of dividends, payable in additional shares of Series F Convertible Preferred Stock, at the rate of 3.0 percent per annum.
      On October 6, 2004, we sold 1,207,729 shares of our common stock to an institutional investor for $4.14 per share. We received aggregate consideration for the sale in the amount of $5 million. We also granted the investor a warrant to acquire 241,546 shares of common stock at an exercise price of $6.00, exercisable for a period ending five years after the date of issuance. Additionally, we granted a placement agent a warrant to acquire 120,773 shares of our common stock at an exercise price of $5.28, exercisable for a period ending five years after the date of issuance. The warrants granted to the investor and the placement agent first become exercisable on April 6, 2005. In connection with the above transaction, we granted registration rights for the common shares purchased in the private placement and issuable upon exercise of the warrants. A registration statement registering the Common Stock and warrants has been filed and is under review by the Securities and Exchange Commission.

Financing Activities in 2005
      On February 10, 2005, shareholders of the Company’s non-publicly traded Series AAA Preferred Stock approved two changes to its Series AAA Articles of Incorporation at a Special Meeting of such shareholders. The changes provide: (1) a reduction to the annual dividend rate for each share of Series AAA Preferred Stock from 10 percent to 5 percent; and (2) a reduction in the conversion rate for each share of Series AAA Preferred Stock from $8.00 per share to $5.50 per share.

Management Conclusion
      The Company believes the equity raised through Series E, Series F, and Common Stock placements in 2004, together with its borrowing availability under its existing credit facilities and its existing cash and cash equivalents are sufficient to fund existing operations for the subsequent 12-month period. However, we will pursue all appropriate measures to address liquidity pressures should cash flow prove unsatisfactory in 2005. We anticipate additional equity financing may be sought in 2005 in conjunction with potential acquisitions or launch of new business initiatives.
      Additionally, management expects that increasing sales, continued improvement in the Company’s product costs resulting from ongoing cost reduction activities, ongoing efforts aimed at controlling administrative expenses, and improvements in managing the Company’s working capital will further contribute to its ongoing liquidity. However, if these plans do not achieve the improvements management believes they will, other courses of action would be pursued, which may include sales of divisions of the Company or other actions to curtail operations. If divisions were to be sold in a liquidation mode, the recorded values may not be fully realized.
Critical Accounting Policies and Estimates
      DRI’s significant accounting policies and estimates used in the preparation of the Consolidated Financial Statements are discussed in Note 1 of the Notes to Consolidated Financial Statements. The following is a listing of DRI’s critical accounting policies and estimates and a brief description of each:

•	Allowance for doubtful accounts;

•	Inventory valuation;

•	Intangible assets and goodwill;

•	Income taxes, including deferred tax assets; and

•	Revenue recognition
      Allowance for Doubtful Accounts. Our allowance for doubtful accounts relates to trade accounts receivable. It reflects our estimate of the amount of our outstanding accounts receivable that are not likely to be collected. Most of our company’s sales are to large OEM equipment manufacturers or to state or local governmental units or authorities, so management expects low losses from true collectability problems resulting from insolvency or actual inability to pay. The allowance for doubtful accounts is a periodic estimate prepared by management based upon identification of the collections of specific accounts and the overall condition of the receivable portfolios. When evaluating the adequacy of the allowance for doubtful accounts, we analyze our trade receivables, the customer relationships underlying the receivables, historical bad debts, customer concentrations, customer creditworthiness, current economic trends, and changes in customer payment terms.
      Inventory Valuation. We periodically evaluate the carrying amount of inventory based upon current shipping forecasts and warranty and post-warranty component requirements. Our company, as a part of the sale, typically extends a warranty term generally ranging from one to three years. We account for this liability through a warranty reserve on the balance sheet. Additionally, in special situations, we may, solely at our discretion, use extended or post-warranty services as a marketing tool. In these instances, such future warranty costs have previously been included in the established warranty reserves. Many of our customers have contractual or legal requirements, which dictate an extended period of time for us to maintain replacement parts. Our evaluation involves a multi-element approach incorporating inventory turnover and the stratification of inventory by risk category, among other elements. The approach incorporates both recent historical information and management estimates of trends. Our approach is intended to take into consideration potential excess and obsolescence in relation to our installed base, engineering changes, uses for components in other products, return rights with vendors and end-of-life manufacture. If any of the elements of our estimate were to deteriorate, additional write-downs may be required. The inventory write-down calculations are reviewed periodically and additional write-downs are recorded as deemed necessary.

      Intangible Assets and Goodwill. In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” became effective and, as a result, we ceased to amortize goodwill at January 1, 2002. In lieu of amortization, SFAS No. 142 requires that we perform an impairment review of goodwill at least annually, or when management becomes aware of any circumstance or trend that is reasonably likely to give rise to impairment. SFAS No. 142 requires us to test goodwill for impairment at a level referred to as a reporting unit. Goodwill is considered impaired and a loss is recognized when the carrying value of a reporting unit exceeds its fair value. We use a number of valuation methods including quoted market prices, discounted cash flows and sales multiples to determine fair value.
      Income Taxes. We are required to pay income taxes in each of the jurisdictions in which we operate. These jurisdictions include the U.S. federal government and several states, and a number of foreign countries. Each of these jurisdictions has its own laws and regulations, some of which are quite complex and some of which are the subject of disagreement among experts and authorities as to interpretation and application. The estimation process for preparation of our financial statements involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for income tax and accounting purposes. We review internally our operations and the application of applicable laws and rules to our circumstances. To the extent we believe necessary, we also seek the advice of professional advisers in various jurisdictions.
      Revenue Recognition. Revenue from product sales is recognized upon the shipment of products to customers, based upon a purchase agreement, established pricing, and defined shipping and delivery terms. Even though the Company receives customer sales orders that may require scheduled product deliveries over several months, sales are only recognized upon physical shipment of the product to the customer.
      Revenue from more complex or time-spanning projects within which there are multiple deliverables including products, services, and software are accounted for in accordance with Statement of Position 97-2, “Software Revenue Recognition” and Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” depending upon the facts and circumstances unique to each project. Under each of these Statements of Position, revenue is recognized over the life of the project based upon meeting specific delivery or performance criteria, or upon the percentage of project completion achieved in each accounting period, respectively.
      Service revenues are recognized upon completing the service. Service revenues include product repair not under a warranty agreement, city route mapping, product installation, training, and consulting to transit authorities and funded research and development projects. Service revenues were not a significant source of revenue for 2004, 2003, and 2002, but may increase in future periods due to higher post warranty repairs, retrofit installation and other service-related revenues not offered in previous years.
Management’s Plans
      For the years ended December 31, 2004, 2003, and 2002, the Company incurred net pre-tax losses of $2.1 million, $1.1 million, and $89 thousand, and operating activities provided (used) net cash of $(5.3) million, $1.2 million, and ($1.5) million, respectively. Sales for 2004 increased by approximately 8.5 percent compared to the 2003. However, significant non-cash charges, including an $888 thousand tax valuation allowance and $1.2 million additional inventory reserve, contributed substantially to the results reflecting a combined 65 percent of the 2004 net loss; and including a $616 thousand tax valuation allowance reflecting 47 percent of the 2003 net loss. Excluding these non-cash charges, the net loss would have been $1.1 million in 2004 compared to net losses of $687 thousand in 2003 and $190 thousand in 2002.
      The Company has continued to implement plans formulated in prior years to improve the operating results and to reduce the pressure on liquidity. Though many of the objectives were achieved in prior years, efforts will continue in 2005. The primary elements of the Company’s strategies, objectives, plans, and actions were, and will continue to be:
      Restructured Debt and Equity. The Company has historically raised significant amounts of cash through secured and subordinated debt financing.

      On November 6, 2003, the Company replaced its asset-based lending agreement formerly with Guaranty Business Credit Corporation with a three-year agreement (the “Credit Agreement”) with LaSalle Business Credit LLC. The Credit Agreement provides up to $10.0 million in borrowing to be used for acquisitions, working capital, and general corporate purposes. The borrowing is inclusive of $2.0 million for Letters of Credit and $0.5 million for term loans. The interest rate on loans under this agreement is the published prime lending rate (5.25 percent at December 31, 2004) plus 1.75 percent. There is a fee equal to .75 percent of the aggregate undrawn face amount, less letters of credit outstanding.
      Based upon fourth quarter and full year results in 2004, DRI did not meet its financial covenants under the Company’s working capital line of credit with LaSalle and another subordinated debt, however, such covenants were waived at December 31, 2004. Additionally, the Company did not meet its financial covenants under the working line of credit with LaSalle, and the subordinated debt for the first quarter of 2005; however, such covenants were also waived at March 31, 2005. The Company believes that the new covenants are achievable for subsequent quarters in 2005.
      On April 23, 2004, subordinated convertible debt holders holding aggregate common equivalent shares of 2,075,000, converted 100 percent of such debt into shares of Common Stock. As a result of this conversion, $4.1 million has been recorded as additional equity on the balance sheet and the annual cash interest expense will decrease by approximately $332 thousand.
      On February 10, 2005, holders of the Series AAA Preferred Stock voted to (1) reduce the annual dividend rate for each share of Series AAA Preferred Stock from 10 percent to 5 percent, and (2) reduce the conversion rate for each share of Series AAA Preferred Stock from $8.00 per share to $5.50 per share. These changes resulted in the number of Common Shares issuable upon the conversion of a single share of Series AAA Preferred Stock increasing from 625 shares to 909 shares. The reduction in the annual dividend rate will save the company approximately $60 thousand per year in dividends.
      The Company presently does not anticipate the need to secure additional debt financing or negotiate additional debt restructurings in order to meet the needs of current operations.
      Reduce Operating Costs and Improve Efficiency. In the normal course of business, the Company has aggressively sought opportunities to reduce the cost structure and increase overall efficiency and responsiveness to its customers. In 2003 and 2004, the Company initiated “tracked and monitored” profit improvement initiatives designed to further leverage the economy of scale that was developing in its operations. The Company intends to continue developing its manufacturing and assembly infrastructure and organization to meet expected production requirements. The Company will continue manufacturing in-house certain key components of its products such as cable harnesses and assemblies, electronic destination sign systems, digital audio filter equipment and sub-system electronics. The Company believes this will enable it to: (1) produce highly reliable, quality products; (2) protect the proprietary nature of its technology and processes; (3) properly control its manufacturing and assembly processes and operations; and (4) achieve significant cost reductions. The cost reductions encompass all major elements of cost and operating expenses.
      Increase Ownership Equity. During 2004, the Company was involved in a number of equity transactions that resulted in a stronger balance sheet. These transactions include the issuance of preferred and Common Stock in private placements, the exercise of warrants and stock options, the conversion of preferred stock to Common Stock, and the conversion of subordinated debt to Common Stock. In the aggregate, these transactions resulted in the reclassification of debt and preferred stock of approximately $7.1 million into common equity and net cash proceeds of approximately $10.6 million for general use of the company. Additionally, interest costs were reduced by $332 thousand per year and preferred stock dividends by $166 thousand per year.
Related Party Transactions
      In July 2004, the Company retained Gilbert Tweed Associates, Inc., an executive search firm located in New York City to conduct a search to fill the position of Chief Financial Officer. Ms. Pinson, a director of

DRI, is President and COO of Gilbert Tweed Associates, Inc. and her firm was paid $68 thousand in recruiting fees and out-of-pocket expenses in 2004.
      In August 2002, DRI completed a privately negotiated sale of $1.15 million of convertible subordinated debentures through funds managed by Dallas-based Renaissance Capital Group. Mr. Cleveland, Renaissance Capital Group’s President and Chief Executive Officer, serves on DRI’s Board of Directors. In June 2001, prior to Mr. Cleveland’s involvement as a director of DRI, DRI issued convertible debentures in the amount of $3 million (the “2001 Debentures”) to Renaissance Capital Group containing substantially the same terms as the convertible debentures issued in 2002. Renaissance Capital Group received a closing fee of $17 thousand related to the placement of the debenture. DRI paid Renaissance Capital Group $111 thousand in interest payments on the outstanding debentures in 2004 prior to their conversion to the Company’s common stock.
      In August 2002, the Company completed a privately negotiated sale of a $250 thousand convertible subordinated debenture to Mr. Higgins, a private investor and a director of the Company. Mr. Higgins received a closing fee of $5,850 related to the placement of the debenture, and $20 thousand in interest payments on the outstanding debenture in 2004. The debenture has an interest rate of 8% annually and matures in August 2009, if not redeemed or converted earlier.
Off-Balance Sheet Arrangements
      DRI does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors. Other than lease commitments, legal contingencies incurred in the normal course of business and employment contracts of key employees, we do not have any off-balance sheet financing arrangements or liabilities. We do not have any majority-owned subsidiaries or any interests in or relationships with any special-purpose entities that are not included in the consolidated financial statements.
Contractual Obligations
      We lease facilities under various operating and capital lease agreements with various terms and conditions, expiring at various dates through 2009. Our material contractual obligations at December 31, 2004 are as follows:

	Payments Due by Period

	Total
	Amounts	Less Than			After
Contractual Obligations	Committed	1 Year	1-3 Years	4-5 Years	5 Years

		(In thousands)
Long-Term Debt Obligations	$2,964	$2,393	$405	$166	$—
Capital Lease Obligations	131	48	73	10	—
Operating Lease Obligations	1,980	671	1,209	100	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities	—	—	—	—	—

	5,557	3,375	1,907	275	—
Interest Payments	523	404	111	8

Total	$6,080	$3,779	$2,018	$283	$—

Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under certain employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require the Company to expense SBP awards with compensation cost for SBP transactions measured at fair value. SFAS No. 123R requires us to adopt the new accounting provisions beginning in our third quarter of 2005. As of December 31, 2004, the Company has not completed an evaluation of the impact of applying the various provisions of SFAS No. 123R
      The American Job Creation Act of 2004 (“the Act”) was signed into law in October 2004 and replaces an export incentive with a deduction from domestic manufacturing income. The Act provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated no later than 2005. We have started an evaluation of the effects of the repatriation provision, but do not anticipate that the repatriation of foreign earnings under the Act would provide an overall tax benefit to us. However, we do not expect to be able to complete this evaluation until the U.S. Congress or the U.S. Treasury Department provides additional guidance on certain of the Act’s provisions. Any repatriation of earnings under the Act is not expected to have a material impact on our results of operations, financial position, or liquidity.
Impact of Inflation
      We believe that inflation has not had a material impact upon our results of operations for each of our fiscal years in the three-year period ended December 31, 2004. However, there can be no assurance that future inflation will not have an adverse impact upon our operating results and financial condition.
Risk Factors Affecting Our Business and Prospects
      Many of the risks discussed below have affected our business in the past, and many are likely to continue to do so. These risks may materially adversely affect our business, financial condition, operating results or cash flows, or the market price of our Common Stock.

Risks Related to Indebtedness, Financial Condition and Results of Operations
      Our substantial amount of debt could adversely affect our financial position, operations, and ability to grow. As of December 31, 2004, our total debt of approximately $6.7 million consisted of long-term debt in the amount of $3.0 million, including current maturities of approximately $2.4 million, and short-term debt of $3.7 million. Included in the long-term debt is $250 thousand under our outstanding eight percent (8.0%) convertible debentures to a director of the Company, $1.7 million of unsecured indebtedness payable to the former owner of Mobitec, and $1.0 million payable under a term loan to a Swedish bank. The short-term debt consisted of $3.7 million outstanding under our domestic and European revolving credit facilities. Our substantial indebtedness could have adverse consequences in the future. For example, it could:

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
      Future cash requirements or restrictions on cash could adversely affect our financial position, and an event of default under our outstanding debt instruments could impair our ability to conduct business operations. Our cash balance declined in the current year and we could incur negative overall cash flow in future periods. If cash flow significantly deteriorates in the future, our liquidity and ability to operate our business could be adversely impacted. Additionally, our ability to raise financial capital may be hindered due to our net losses and the possibility of future negative cash flow, thus reducing our operating flexibility.
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
      During the third quarter of 2003, we entered into a $10.0 million revolving credit facility with LaSalle Business Credit, LLC. This facility permits us to borrow an amount determined on the basis of a formula that applies specified percentages to our domestic inventory and accounts receivable balances and then deducts a reserve amount established by the lender (currently $900 thousand). The credit facility has an initial term of three years and is secured by substantially all of our domestic assets. The credit agreement also has affirmative, negative, and financial covenants with which we must comply. At December 31, 2004, we were not in compliance with the fixed charge coverage ratio under the credit facility, but secured a waiver from the lender, LaSalle Business Credit, for this violation and covenants were reset going forward.
      We also have a revolving credit facility with a Swedish bank that we use in connection with our European operations and which is secured by substantially all the assets of our Mobitec AB subsidiary. Our maximum borrowing capacity under that facility is $10.0 million Swedish krona, equivalent to approximately $1.5 million U.S. dollars. That facility also contains affirmative, negative, and financial covenants.
      We additionally have a revolving credit facility with a German bank that we use in connection with our German operations which is secured by accounts receivable and inventory of our German subsidiary, Transit-Media Mobitec GmbH. Our maximum borrowing capacity under that facility is 6.0 million Euros, equivalent to approximately $699 thousand U.S. Dollars.
      As of December 31, 2004, our outstanding balances were $1.1 million under the domestic facilities and $2.7 million under the European facilities.
      A convertible subordinated debenture in the amount of $250 thousand dated August 26, 2002, is payable to a shareholder and member of the Board of Directors, and is due in full August 26, 2009, if not sooner redeemed or converted, with annual interest at 8.0 percent paid monthly. It also provides for monthly principal redemption installments commencing August 26, 2005, each of such installments to be in the dollar amount of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount. The loan agreement under which the convertible debenture was issued subjects the Company to a 1:1 ratio of Earnings Before Interest, Depreciation, and Amortization (EBITDA) to interest to be calculated quarterly on a rolling four-quarter basis and a 1.3:1 current ratio to be calculated at each quarter end. Both ratios were waived by the debt holder for calendar year 2004.
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
      We have a history of net losses and cannot assure you that we will become profitable. We have incurred losses in almost every fiscal year since we have been a public company. Our net loss applicable to common shareholders was $3.5 million in 2004, $2.2 million in 2003, and $367 thousand in 2002. We cannot assure you that we will become profitable or, if we do, that we will be able to sustain or increase profitability in the future. We had an accumulated deficit of $9.4 million as of December 31, 2003 and $12.6 million of December 31, 2004. If we cannot achieve or sustain profitability, our financial condition will be materially adversely affected and it will be much more difficult, if possible at all, to obtain additional financing and to continue to grow our business.
      Our efforts to reduce costs may not be effective. If we fail to reduce costs effectively, we may not achieve profitability or positive cash flow. We believe cost containment and expense reductions are essential to achieving profitability and positive cash flow from operations in future periods. Our efforts to reduce expenses have positively affected our results in recent periods, but we must continue to contain costs and further reduce expenses in order to achieve and sustain profitability. We cannot assure you that we will be able to do so. If we are not able to grow our sales while reducing our costs, as a percentage of sales, we will not be able to achieve profitability and our business and financial condition could be materially and adversely affected. Moreover, sales lost due to the cancellation of our ability to fill an order in one period may not be necessarily be made up by sales in any future period.
      Our operating results will continue to fluctuate. Our operating results may fluctuate from period to period and period over period depending upon numerous factors, including: (1) customer demand and market acceptance of our products and solutions; (2) new product introductions; (3) variations in product mix; (4) delivery due date changes; and (5) other factors. We operate in a market characterized by long sales cycles. From first contact to order delivery may be a period of two years or longer in certain instances. Delivery schedules, as first established with the customer in this long cycle may change with little or no advance notice as the original delivery schedule draws near. Our business is sensitive to the spending patterns and funding of our customers, which in turn are subject to prevailing economic conditions and other factors beyond our control. Moreover, we derive sales primarily from significant orders from a limited number of customers. For that reason, a delay in delivery of our products in connection with a single order may significantly affect the timing of our recognition of sales between periods. Moreover, sales lost due to the cancellation of, or our inability to fill, an order in one period may not necessarily be made up by sales in any future period.

Risks Related to Internal Controls
      Our former auditor identified a material weakness in our internal controls over financial reporting. In connection with the audit of our financial statements for the year ended December 31, 2003, our former auditors, McGladrey & Pullen LLP, identified a material weakness in internal controls over financial reporting in that there were not sufficient internal control policies and procedures over financial reporting to ensure that financial statements and schedules were reliable and accurate. Further, they identified reportable conditions including the lack of organized documentation for capitalized software, a lack of formal procedures to reconcile inter-company accounts and transactions, and a lack of segregation of duties in certain foreign subsidiaries, and that there were not sufficient internal control policies and procedures over financial reporting for non-routine and complex transactions to ensure the reliability and accuracy of our financial statements and schedules. Insufficient internal controls over financial reporting could cause us to fail to meet our reporting obligations, result in material misstatements in our financial statements, and negatively affect investor confidence.
      Steps taken meant to resolve material weaknesses in internal controls identified in previous years audit may not provide continuing remediation. Although the remediation steps were implemented by the end of fiscal year 2004, the material weakness may not be considered remediated until these procedures operate for a period of time, are tested, and it is concluded that such procedures are operating effectively. We cannot assure you that the steps we have taken will be sufficient to fully remediate the material weakness or that additional material weaknesses or significant deficiencies in our internal controls over financial reporting will not be discovered in the future. Any failure to remediate the material weakness identified by our former auditors or implement required new or improved controls, or difficulties encountered in their implementation, could adversely affect our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any of the foregoing occurrences could cause investors to lose confidence in our internal control environment.

Risks Related to Our Operations and Product Development
      A significant portion of our sales is derived from sales to a small number of customers. If we are not able to obtain new customers or repeat business from existing customers, our business could be seriously harmed. We sell our products to a limited and largely fixed set of customers and potential customers. In our transportation communications segment, we sell primarily to original equipment manufacturers and to end users such as municipalities, regional transportation districts, transit agencies, federal, state and local departments of transportation, and rental car agencies. The identity of the customers who generate the most significant portions of our sales may vary from year to year. In 2004, two major customers accounted for 22.9 percent of our net sales, compared to one major customer accounting for 16.2 percent in 2003 and two major customers accounting for 21.8 percent in 2002. If any of our major customers stopped purchasing products from us, and we were not able to obtain new customers to replace the lost business, our business and financial condition would be materially adversely affected. Many factors affect whether customers reduce or delay their investments in products such as those we offer, including decisions regarding technology spending levels and general economic conditions in the countries and specific markets where the customers are located.
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
      We have some single-sourced supplier relationships, because either alternative sources are not readily or economically available or the relationship is advantageous due to performance, quality, support, delivery, and capacity or price considerations. If these sources are unable to provide timely and reliable supply, we could experience manufacturing interruptions, delays, or inefficiencies, adversely affecting our results of operations. Even where alternative sources of supply are available, qualification of the alternative suppliers and establishment of reliable supplies could result in delays and a possible loss of sales, which could affect operating results adversely.
      Many of our customers rely on government funding, and that subjects us to risks associated with governmental budgeting and authorization processes. A majority of our sales address end customers having some degree of national, federal, regional, state, or local governmental-entity funding. These governmental-entity funding mechanisms are beyond our control and often are difficult to predict. Further, general budgetary authorizations and allocations for state, local, and federal agencies can change for a variety of reasons, including general economic conditions, and have a material adverse effect on us. For example, the TEA-21 legislation under which the funding for our transportation products business segment domestic sales are derived was subject to reauthorization in 2003. However, the current TEA-21 program has been extended through a series of Continuing Resolutions pending enactment of new long-term legislation, which is currently in process in Congress. Although the Environmental and Public Works Committee of the U.S. Senate has approved legislation reauthorizing TEA-21, and the House of Representatives “T&I” Committee has acted similarly with its proposal, this legislation is still subject to further review and negotiation and could even fail to be enacted. These continuing resolutions, and delay in enactment of reauthorization legislation, tend to create uncertainty in the market. That uncertainty in turn can tend to delay, or depress, order opportunities. We are involved through the industry trade association, the America Public Transportation Association, the Web site of which regularly posts status information on legislative matters. While we believe the reauthorization will occur, and that resulting federal funding will be at or above the present approximately $7 billion annually, we cannot assure you that the legislation will be reauthorized as we expect. In addition to federal funding to the public transit side of our domestic market, some of our customers rely on state and local funding. These tend to be affected by general economic conditions. For example, some transit operating authorities reduced service in 2002 and 2003, potentially extending into 2004, in response to the slow economy and uncertainties on the reauthorization of TEA-21; this can have a depressing effect on sales of our products. It is not possible to precisely quantify this impact. Any unfavorable change in any of these factors and considerations could have a material adverse effect upon us.
      We must continually improve our technology to remain competitive. Our industry is characterized by, and our business strategy is substantially based upon, continuing improvement in technology. This results in frequent introduction of new products, short product life cycles, and continual change in product price/performance characteristics. We must develop new technologies in our products and solutions in order to remain competitive. We cannot assure you that we will be able to continue to achieve or sustain the technological leadership that is necessary for success in our industry. In addition, our competitors may develop new technologies that give them a competitive advantage, and we may not be able to obtain the right to use those technologies at a reasonable cost, if at all, or to develop alternative solutions that enable us to compete effectively. A failure on our part to manage effectively the transitions of our product lines to new technologies on a timely basis could have a material adverse effect upon us. In addition, our business depends upon technology trends in our customers’ businesses. To the extent that we do not anticipate or address these technological changes, our business may be adversely impacted.
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
      If we lose the services of our key personnel, we may be unable to replace them, and our business could be negatively affected. Our success depends in large part on the continued service of our management and other key personnel who have significant knowledge, experience, and contacts in the industries that comprise our primary markets. Our ability to continue to attract, motivate, and retain employees having these qualifications is essential to our future success. The loss of the services of key personnel could cause us to lose market share to a competitor or otherwise materially adversely affect our business or financial condition.

Risks Related to Our International Operations
      There are numerous risks associated with international operations, which represent a significant part of our business. Our international operations generated about 40 percent of our sales in 2004. Our sales outside the United States were primarily in Europe (particularly the Nordic countries), South America, the Middle East, and Australia. The success and profitability of international operations are subject to numerous risks and uncertainties, such as economic and labor conditions, political instability, tax laws (including U.S. taxes upon foreign subsidiaries), and changes in the value of the U.S. dollar versus the local currency in which products are sold. Any unfavorable change in one or more of these factors could have a material adverse effect upon us.
      We maintain cash deposits in foreign locations, portions of which may be subject to significant tax or tax withholding upon transfer or withdrawal. Many countries impose taxes or fees upon removal from the country of cash earned in that country. Moreover, complying with foreign tax laws can be complicated and we may incur unexpected tax obligations in some jurisdictions. While we believe our tax positions in the foreign jurisdictions in which we operate are proper and fully defensible, tax authorities in those jurisdictions may nevertheless assess taxes and render judgments against us if we are unable to adequately defend our position. In such an event, we could be required to make unexpected cash payments in satisfaction of such assessments or judgments or incur additional expenses to defend our position. This risk is mitigated, but not completely eliminated, by the existence of our net operating losses and tax credit carryforwards.

Risks Related to Intellectual Property
      We may not be able to defend successfully against claims of infringement against the intellectual property rights of others, and defense could be costly. Third parties, including our competitors, individual inventors or others, may have patents or other proprietary rights that may cover technologies that are relevant to our business. Several claims of infringement have been asserted against us in the past. Even if we believe a claim asserted against us is not valid, defending against the claim may be costly. Intellectual property litigation can be complex, protracted, and highly disruptive to business operations by diverting the attention and energies of management and key technical personnel. Further, plaintiffs in intellectual property cases often seek injunctive relief and the measures of damages in intellectual property litigation are complex and often subjective or uncertain. In some cases, we may decide that it is not economically feasible to pursue a vigorous and protracted defense and decide, instead, to negotiate licenses or cross-licenses authorizing us to use a third party’s technology in our products. If we are unable to defend successfully against litigation of this type, or to obtain and maintain licenses on favorable terms, we could be prevented from manufacturing or selling our products, which would cause severe disruptions to our operations. For these reasons, intellectual property litigation could have a material adverse effect on our business or financial condition.
      Enforcing our intellectual property and proprietary rights could be costly. We currently own two design patents and have a combination of copyrights, alliances, trade secrets, nondisclosure agreements, and licensing agreements to establish and protect our ownership of, and access to, proprietary and intellectual property rights. The loss or circumvention of any one or more of these protective aspects would not significantly impact our current business. However, if it became necessary or desirable to enforce our rights in the future, doing so could be costly.

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
      Our preferred stock and convertible debentures have preferential rights over our Common Stock. We currently have outstanding shares of Series AAA Redeemable Nonvoting Preferred Stock and Series E Redeemable Nonvoting Convertible Preferred Stock, as well as certain eight percent (8.0%) convertible debentures, all of which have rights in preference to holders of our Common Stock in connection with any liquidation of the Company. The aggregate liquidation preference is $1.2 million for the Series AAA stock and $615 thousand for the Series E stock, in each case plus accrued but unpaid dividends, and the aggregate principal amount of the outstanding eight percent (8.0 percent) convertible debentures is $250 thousand. Holders of the Series AAA and Series E stock are entitled to receive cumulative quarterly dividends at the rate of 10 percent per annum (five percent after February 10, 2005) and seven percent (7.0 percent) per annum, respectively, on the liquidation value of those shares. The purchase agreements, pursuant to which we issued our outstanding eight percent (8.0%) convertible debentures, as well as our domestic senior credit facility, prohibit the payment of dividends to holders of our Common Stock. The holders of the debentures have the right to require us to redeem the debentures upon the occurrence of certain events, including certain changes in control of the Company or our failure to continue to have our stock listed on The NASDAQ Stock Market or another stock exchange. In such an event, the holders would have the right to require us to redeem the debentures for an amount equal to the principal amount plus an 18 percent annual yield on the principal amount through the date of redemption, and we might not have the ability to make the required redemption payments. The preferential rights of the holders of our convertible debentures and preferred stock could substantially limit the amount, if any, that the holders of our Common Stock would receive upon any liquidation of the Company.

Risks Related to Anti-Takeover Provisions
      Our articles of incorporation, bylaws, and North Carolina law contain provisions that may make takeovers more difficult or limit the price third parties are willing to pay for our stock. Our articles of incorporation authorize the issuance of shares of “blank check” preferred stock, which would have the designations, rights, and preferences as may be determined from time to time by the board of directors. Accordingly, the board of directors is empowered, without shareholder approval (but subject to applicable regulatory restrictions), to issue additional preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the Common Stock. Our board of directors could also use the issuance of preferred stock, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although it is currently under reconsideration, our articles of incorporation also provide that our board of directors is divided into three classes, which may have the effect of delaying or preventing changes in control or changes in our management because less than a majority of the existing directors are up for election at each annual meeting. In addition, our bylaws require that certain shareholder proposals, including proposals for the nomination of directors, be submitted specified periods in advance of our annual shareholders’ meetings. These provisions could make it more difficult for shareholders to effect corporate actions such as a merger, asset sale, or other change of control of the Company. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our Common Stock, and they may have the effect of delaying or preventing a change in control.

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

Risks Associated with Potential Growth
      We may not be able to obtain the financing we will need to continue to grow. Our business and operating strategy embraces growth. That includes internal, organic as well as external, acquisition-oriented growth scenarios. This requires that we maintain a high degree of emphasis on finding and securing financing sources of various types in both equity and debt categories. Success in these financing requirements can be adversely impacted by economic conditions and other factors beyond our control. Although we believe that our revolving credit facilities and cash flow from operations will be adequate to fund our current business operations at least through the end of 2005, we cannot assure you that we will not require additional sources of financing to fund our operations. Any significant acquisition or other growth initiative would also require additional financing. Additional financing may not be available to us on terms we consider acceptable, if it is available at all. If we cannot raise funds on acceptable terms, we may not be able to develop next-generation products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, any of which could have a material adverse effect on our ability to grow our business. Further, if we issue equity securities, the new equity securities may have rights, preferences, or privileges senior to those of our Common Stock.
      There are many risks associated with potential acquisitions. We intend to continue to evaluate potential acquisitions that we believe will enhance our existing business or enable us to grow. If we acquire other companies or product lines in the future, it may dilute the value of existing shareholders’ ownership. The impact of dilution may restrict our ability to consummate further acquisitions. Issuance of equity securities in connection with an acquisition may restrict utilization of net operating loss carryforwards because of an annual limitation due to ownership change limitations under the Internal Revenue Code. We may also incur debt and losses related to the impairment of goodwill and other intangible assets if we acquire another company, and this could negatively affect our results of operations. We currently do not have any definitive agreements to acquire any company or business, and we may not be able to identify or complete any acquisition in the future. Additional risks associated with acquisitions include the following:

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
      We are subject to certain risks arising from transactions in the normal course of our business and from debt instruments. Such risk is principally associated with interest rate and foreign currency exchange fluctuations, as explained below.

Interest Rate Risk
      We utilize both long-term fixed rate and short-term variable rate borrowings to finance the working capital and capital requirements of our business.
      We utilize variable rate debt through a revolving credit facility to support working capital needs. Borrowings bear interest at the bank’s prime rate plus 1.75 percent. If the bank’s prime rate on December 31, 2004, increased by 100 basis points on that date and then remained constant at the higher rate throughout 2005, our interest costs on our outstanding variable rate borrowings at December 31, 2004 of $3.7 million would increase by approximately $37 thousand for the year ending December 31, 2005. Similarly, if the bank’s prime rate on December 31, 2004 decreased by 100 basis points on that date and then remained constant at the lower rate throughout 2005, our interest costs on our outstanding variable rate borrowings at December 31, 2004, of $3.7 million would decrease by approximately $37 thousand for the year ending December 31, 2005. The Company currently does not use derivative instruments to manage its interest rate risk.
      At December 31, 2004, we had outstanding long-term fixed rate borrowings (including current portions) of $3.0 million. We believe the carrying amount of our fixed rate borrowings approximates the estimated fair value for debt with similar terms, interest rates, and remaining maturities currently available to companies with similar credit ratings at December 31, 2004. We do not expect changes in the fair value of our long-term fixed rate borrowings to have a significant effect upon our operations, cash flow, or financial position.
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

	Expected Maturity Date

Liabilities	2005	2006	2007	2008	2009	Thereafter	Total

	(In thousands)
Long-term debt:
Fixed rate ($US)	$1,727	$27	$24	$21	$166	$—	$1,965
Average interest rate	9.99%	8.00%	8.00%	8.00%	8.00%	—%
Fixed rate (SEK)	666	333	—	—	—	—	999
Average interest rate	5.35%	5.35%	—%	—%	—%	—%

							$2,964

Foreign Currency Exchange Rate Risk
      Our international subsidiaries operate in Europe (particularly the Nordic countries), South America, and Australia and use local currencies as the functional currency and the U.S. dollar as the reporting currency. Though exceptions are made, transactions between the Company and the international subsidiaries are generally denominated in the international subsidiaries’ functional currency. Approximately 40 percent of our sales are denominated in international currencies. As a result, we have certain exposures to foreign currency risk. However, management believes that such exposure does not present a significant long-term risk due to the relative stability of the European and Nordic countries and Australia. Risk in South America is mitigated due to those sales representing only approximately 5 percent of our consolidated sales.
      Our international operations represent a substantial portion of our overall operating results and asset base. Our identifiable foreign currency exchange rate exposures result primarily from accounts receivable from customer sales, anticipated purchases of product from third-party suppliers, and the repayment of intercompany loans with foreign subsidiaries denominated in foreign currencies. The Company primarily manages its foreign currency risk by making use of naturally offsetting positions. These natural hedges are accomplished, for example, by using local manufacturing facilities that conduct business in local currency and the use of borrowings denominated in local currencies.

      Transaction gains and losses on U.S. dollar denominated transactions are recorded within other income and expense in the consolidated statements of operations and the net gain totaled $55 thousand and $322 thousand in 2004 and 2003, respectively. The gain primarily was due to the increase in value in the Swedish krona (SEK) from a December 31, 2003 rate of 7.2449 (SEK per U.S. dollar) to a December 31, 2004 rate of 6.7137 (SEK per U.S. dollar); and from a December 31, 2002 rate of 8.746 (SEK per U.S. dollar) to a December 31, 2003 rate of 7.2449 (SEK per U.S. dollar). The Company currently does not use derivative instruments to manage its foreign currency risk.
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

	Expected Maturity Date
On-Balance Sheet
Financial Instruments	2005	2006	2007	2008	2009	Thereafter

	(In thousands)
Long-term debt:
Fixed rate (SEK)	$666	$333	$—	$—	$—	$—
Average interest rate	5.35%	5.35%	—%	—%	—%	—%

Item 8.	Financial Statements and Supplementary Data
DIGITAL RECORDERS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm
To The Board of Directors and Shareholders
of Digital Recorders, Inc.:
      In our opinion, the consolidated financial statements and related schedule listed in the accompanying index present fairly, in all material respects, the financial position of Digital Recorders, Inc. and its subsidiaries at December 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related 2004 consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Raleigh, North Carolina
March 31, 2005

Report of Independent Registered Public Accounting Firm
To the Board of Directors
Digital Recorders, Inc.
Dallas, Texas
      We have audited the consolidated balance sheets of Digital Recorders, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Recorders, Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.
      As described in Note 1 to the financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.”
      Our audits, as of December 31, 2003 and for each of the two years in the period ended December 31, 2003, were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplemental schedule II is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements, as of December 31, 2003 and for each of the two years in the period ended December 31, 2003, and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.
/s/ MCGLADREY & PULLEN, LLP
Raleigh, North Carolina
March 31, 2004, except for the 6th paragraph of
Note 7(a), and the 5th and 7th paragraph of
Note 7(b), as to which the date is April 14, 2004
and the 7th paragraph of Note 9, as to which
the date is April 1, 2004

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands, except
	shares)
ASSETS
Current Assets
Cash and cash equivalents	$841	$970
Trade accounts receivable, net	10,208	6,975
Other receivables	259	379
Inventories	9,187	9,798
Prepaids and other current assets	381	555

Total current assets	20,876	18,677

Property and equipment, net	3,562	2,435
Goodwill, net	11,636	10,666
Intangible assets, net	1,490	1,527
Deferred tax assets	148	841
Other assets	329	406

Total assets	$38,041	$34,552

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Lines of credit	$3,717	$5,983
Current maturities of long-term debt	2,394	1,249
Accounts payable	4,525	6,457
Accrued expenses	2,241	2,334
Preferred stock dividends payable	52	118

Total current liabilities	12,929	16,141

Long-term debt and capital leases, less current maturities	653	6,647

Deferred tax liabilities	377	194

Minority interest in consolidated subsidiary	441	338

Commitments and contingencies (Notes 6, 7 and 18)	—	—
Shareholders’ Equity
Series AAA Redeemable, Nonvoting Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 20,000 shares authorized; 246 and 354 shares issued and outstanding at December 31, 2004, and December 31, 2003, respectively; redeemable at the discretion of the Company	1,230	1,770
Series E Redeemable, Nonvoting, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 500 shares authorized; 207 and 363 shares issued and outstanding at December 31, 2004, and December 31, 2003, respectively, redeemable at the discretion of the Company	615	1,440
Series F Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 300 shares authorized; zero and 300 shares issued and outstanding at December 31, 2004, and December 31, 2003, respectively; redeemable at the discretion of the Company	—	1,500
Common stock, $.10 par value, 25,000,000 shares authorized; 9,599,036 and 3,944,475 shares issued and outstanding at December 31, 2004, and December 31, 2003 , respectively	960	394
Additional paid-in capital	29,815	13,260
Accumulated other comprehensive income — foreign currency translation	3,617	2,272
Accumulated deficit	(12,596)	(9,404)

Total shareholders’ equity	23,641	11,232

Total liabilities and shareholders’ equity	$38,041	$34,552

See accompanying notes to consolidated financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except share and per
	share amounts)
Net sales	$47,773	$44,026	$45,138
Cost of sales	29,827	27,150	28,929

Gross profit	17,946	16,876	16,209

Operating expenses
Selling, general and administrative	17,472	15,239	12,992
Research and development	1,916	2,057	2,493

Total operating expenses	19,388	17,296	15,485

Operating income (loss)	(1,442)	(420)	724

Other income (expense)	178	105	61
Foreign currency gain	55	322	309
Interest expense	(908)	(1,107)	(1,183)

Total other income and interest expense	(675)	(680)	(813)

Loss before income tax benefit (expense)	(2,117)	(1,100)	(89)
Income tax expense	(973)	(110)	(42)

Loss before minority interest in income of consolidated subsidiary	(3,090)	(1,210)	(131)
Minority interest in income of consolidated subsidiary	(102)	(93)	(59)

Net loss	(3,192)	(1,303)	(190)
Returns to preferred shareholders
Beneficial conversion charge	—	(703)	—
Preferred stock dividends	(284)	(227)	(177)

Net loss applicable to common shareholders	$(3,476)	$(2,233)	$(367)

Net loss per share
Basic and diluted	$(0.49)	$(0.58)	$(0.10)

Weighted average number of common share and common share equivalents outstanding
Basic and diluted	7,149,544	3,873,133	3,746,119

See accompanying notes to consolidated financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock		Common Stock
							Accumulated
	Number		Number		Additional		Other		Total
	of Shares	Book	of Shares	Par	Paid-In	Accumulated	Comprehensive	Comprehensive	Shareholders’
	Issued	Value	Issued	Value	Capital	Deficit	Income (Loss)	Income (Loss)	Equity

	(In thousands, except shares)
Balance as of January 1, 2002	—	$—	3,704,475	$370	$12,237	$(7,209)	$(416)	$—	$4,982
Issuance of common stock			100,000	10	290				300
Preferred stock dividends					(177)				(177)
Comprehensive income (loss):
Net income (loss)						(190)		$(190)	(190)
Translation adjustment							837	837	837

Total comprehensive income								$647

Balance as of December 31, 2002	—	$—	3,804,475	$380	$12,350	$(7,399)	$421	$—	$5,752
Issuance of common stock			140,000	14	336				350
Reclassification of Series AAA to equity	354	1,770							1,770
Issuance of Series E Preferred stock	363	1,440							1,440
Issuance of Series F Preferred stock
cash proceeds	300	1,500							1,500
Effect of beneficial conversion					703	(703)			—
Issuance of warrants					98				98
Preferred stock dividends					(227)				(227)
Comprehensive income (loss)
Net income (loss)						(1,302)		(1,302)	(1,302)
Translation adjustment							1,851	1,851	1,851

Total comprehensive income								$549

Balance as of December 31, 2003	1,017	$4,710	3,944,475	$394	$13,260	$(9,404)	$2,272		$11,232
Issuance of common stock			1,906,358	191	8,597				8,788
Common stock warrant exercise			473,812	47	1,292				1,339
Conversion of notes payable to common stock			2,075,000	208	3,942				4,150
Issuance of Series E Preferred stock	67	290			(20)				270
Issuance of Series F Preferred stock	4	20			(75)				(55)
Issuance of warrants for service					48				48
Preferred stock dividends					(284)				(284)
Conversion of Series AAA preferred stock	(108)	(540)	67,500	7	533				—
Conversion of Series F preferred stock	(304)	(1,520)	760,232	76	1,444				—
Conversion of Series E preferred stock	(223)	(1,115)	371,659	37	1,078				—
Comprehensive income (loss)
Net loss						(3,192)		$(3,192)	(3,192)
Translation adjustment							1,345	1,345	1,345

Total comprehensive loss								$(1,847)

Balance as of December 31, 2004	453	$1,845	9,599,036	$960	$29,815	$(12,596)	$3,617		$23,641

See accompanying notes to consolidated financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(3,192)	$(1,303)	$(190)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	856	56	(141)
Depreciation of property and equipment	752	713	360
Amortization of intangible assets	158	162	126
Bad debt expense	110	(31)	31
Write-down of inventory obsolescence	1,446	116	105
Other non-cash expenses	214	(367)	(309)
Minority interest	102	93	59
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	(3,352)	3,672	(2,028)
(Increase) decrease in other receivables	140	67	(5)
(Increase) decrease in inventories	(835)	(478)	446
(Increase) decrease in prepaids and other current assets	8	(73)	(123)
(Increase) decrease in other assets	160	(326)	(328)
Increase (decrease) in accounts payable	(1,932)	(1,014)	771
Decrease in accounts payable, related party	—	—	(369)
Increase (decrease) in accrued expenses	59	(116)	54

Net cash provided by (used in) operating activities	(5,306)	1,171	(1,541)

Cash flows from investing activities:
Purchases of property and equipment	(855)	(315)	(222)
Investments in software development	(922)	(1,069)	(501)
Proceeds from sale of assets	5	5	39
Purchase of intangibles	—	(1)	(20)
Purchase of Mobitec, net of cash and cash equivalents acquired	—	—	(15)

Net cash used in investing activities	(1,772)	(1,380)	(719)

Cash flows from financing activities:
Proceeds from bank borrowings and lines of credit	64,017	44,584	38,704
Principal payments on bank borrowings and lines of credit	(67,289)	(46,520)	(36,811)
Proceeds for issuance of common stock, net of issuance costs	10,127	—	—
Proceeds for issuance of preferred stock, net of issuance costs	215	2,940	—
Cost of financing	146	130	59
Payment of dividends on preferred stock	(330)	(198)	(133)

Net cash provided by financing activities	6,886	936	1,819

Effect of exchange rate changes on cash and cash equivalents	63	(262)	435

Net increase (decrease) in cash and cash equivalents	(129)	465	(6)
Cash and cash equivalents at beginning of year	970	505	511

Cash and cash equivalents at end of year	$841	$970	$505

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$887	$1,111	$1,080

Cash paid during the year for income taxes	$117	$118	$115

Supplemental disclosures of non-cash investing and financing activities:
Equipment acquired through issuance of capital lease	$107	$—	$126

Conversion of debt to common stock	$4,150	$—	$—

Conversion of preferred stock to common stock	$3,175	$—	$—

Fair value of warrants issued as part of financing	$2,486	$88	$—

Reclassification of Series AAA Preferred stock to equity	$—	$1,770	$—

Exchange of common and preferred stock for reduction in debt and trade and accounts payable-related party	$—	$525	$300

Reduction of goodwill from adjustment of restructuring reserve	$—	$—	$76

Acquisition of Mobitec:
Adjustment to cash purchase price	$—	$—	$15

See accompanying notes to consolidated financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and Summary of Significant Accounting Policies

(a)	Organization
      Digital Recorders, Inc. (“DRI”, “Company”, “we”, “our”, or “us”) was incorporated in 1983 and became a public company through an initial public offering in November 1994. DRI’s Common Stock, $.10 par value per share, trades on the NASDAQ SmallCap Markettm under the symbol “TBUS” and on the Boston Stock Exchange under the symbol “TBU.”
      Through its business units and wholly owned subsidiaries, DRI manufactures, sells, and services information technology and audio surveillance technology products either directly or through contractors. DRI currently operates within two major business segments: (1) the Transportation Communications Segment, and (2) the Law Enforcement and Surveillance Segment. Customers include municipalities, regional transportation districts, federal, state and local departments of transportation, bus manufacturers, and law enforcement agencies and organizations. The Company markets primarily to customers located in North and South America, Far East, Middle East, Asia, Australia, and Europe.

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
      The Company’s operations are affected by numerous factors including, but not limited to, changes in laws and governmental regulations and technological advances. The Company cannot predict if any of these factors might have a significant impact upon the transportation communications and the law enforcement and surveillance industries in the future, nor can it predict what impact, if any, the occurrence of these or other events might have upon the Company’s operations and cash flows. Significant estimates and assumptions made by management are used for, but not limited to, the allowance for doubtful accounts, the obsolescence of certain inventory, the estimated useful lives of long-lived and intangible assets, the recoverability of such assets by their estimated future undiscounted cash flows, the fair value of reporting units and indefinite life intangible assets, the fair value of equity instruments and warrants, the allowance for warranty claim reserves, and the purchase price allocations used in the Company’s acquisitions.

(d)	Cash Equivalents
      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At times, the Company places temporary cash investments with high credit quality financial institutions in amounts that may be in excess of FDIC insurance limits. During 2004, temporary cash investments were as high as $1.0 million, and funds maintained in certain of our LaSalle lockboxes were as high as $757 thousand.

(e)	Revenue Recognition
      Revenue from product sales is recognized upon the shipment of products to customers, based upon purchase agreement, established pricing, and defined shipping and delivery terms. Even though the Company

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
receives customer sales orders that may require scheduled product deliveries over several months, sales are only recognized upon physical shipment of the product to the customer.
      Revenue from more complex or time-spanning projects within which there are multiple deliverables including products, services, and software are accounted for in accordance with Statement of Position 97-2, “Software Revenue Recognition” and Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” depending upon the facts and circumstances unique to each project. Under each of these Statements of Position revenue is recognized over the life of the project based upon (1) meeting specific delivery or performance criteria, or (2) based upon the percentage of project completion achieved in each accounting period, respectively.
      Service revenues are recognized upon completing the service. Service revenues include product repair not under a warranty agreement, city route mapping, product installation, training, consulting to transit authorities, and funded research and development projects. Service revenues were less than 3% of revenue for 2004, 2003, and 2002, but may increase in future periods due to higher post warranty repairs, retrofit installation, and other service-related revenues not offered in previous years.
      The Company’s standard customer sales agreements do not provide any post-sales service, support, subsequent upgrade rights, or right of return but such may be negotiated on a case-by-case basis.

(f)	Largest Customers
      We generate a significant portion of our sales from a relatively small number of key customers, the identity of which may vary from year to year. Our major customers (defined as those customers to which we made sales greater than 10 percent of DRI’s total sales) in 2004, 2003, and 2002 were transit bus original equipment manufacturers. In 2004, two customers accounted for 22.9 percent of sales. In 2003, one customer accounted for 16.2 percent of sales. In 2002, two customers accounted for 21.8 percent of sales. We sell our products to a limited, fixed set of customers. Concentration and credit risk are a function of the orders we receive in any given period of time. Loss of one or more of these key customers could have an adverse impact, possibly material, on the Company.

(g)	Trade Accounts Receivable
      The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade receivable credit risk exposure is limited. Trade receivables are carried at original invoice amount less an estimate provided for doubtful receivables, based upon a review of all outstanding amounts on a monthly basis. An allowance for doubtful accounts is provided for known and anticipated credit losses, as determined by management in the course of regularly evaluating individual customer receivables. This evaluation takes into consideration a customer’s financial condition and credit history, as well as current economic conditions. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. No interest is charged on customer accounts.

(h)	Inventories
      Inventories are valued at the lower of cost or market, with cost determined by the first-in, first-out (FIFO) method.

(i)	Property and Equipment
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

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
remaining depreciable period, the carrying value of property and equipment will be reduced to its fair value using prices for similar assets. To date, management has determined that no impairment of property and equipment exists.

(j)	Goodwill and Indefinite Life Intangible Assets
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
      Assumptions about future sales and cash flows require significant judgment because of the current state of the economy, the fluctuation of actual sales, and the timing of expenses. The Company’s management develops future sales estimates based upon sales trends, customer commitments, and other available data. Unless there is evidence to the contrary, estimates of future cash flows assume that expenses will grow at rates consistent with historical rates. If the expected cash flows are not realized, or if market conditions result in lower valuation multiples, impairment losses may be recorded in the future. Critical assumptions to the evaluation of goodwill impairment for the Mobitec goodwill include continued increases in sales levels and profitability resulting from execution of cost saving plans.
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

(k)	Intangible Assets
      Intangible assets recorded as part of the acquisitions of Transit-Media and Digital Audio Corporation consist of certain deferred costs, tooling and related costs, and costs incurred to apply for and obtain patents on internally developed technology. Intangible assets also consist of a listing of customer relationships recorded as part of the acquisition of Mobitec. Intangible assets are amortized using a straight-line method over three to 15 years. The Company periodically evaluates the recoverability of its intangible assets. If facts and circumstances suggest that the intangible assets will not be recoverable, as determined based upon the undiscounted cash flows of the entity acquired and the patented products over the remaining amortization period, the carrying value of the intangible assets will be reduced to its fair value (estimated discounted future cash flows). To date, management has determined that no impairment of intangible assets exists.

(l)	Research and Development Costs
      Research and development costs relating principally to product development in our transportation communications and law enforcement and surveillance segments are charged to operations as incurred. Research and development costs were $1.9 million, $2.1 million, and $2.5 million in 2004, 2003, and 2002, respectively.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(m)	Advertising Costs
      Advertising costs are charged to operations as incurred. Advertising costs were $101 thousand, $105 thousand, and $73 thousand in 2004, 2003, and 2002, respectively.

(n)	Shipping and Handling Fees and Costs
      The Company includes in net sales all shipping and handling fees billed to customers. Shipping and handling costs associated with inbound and outbound freight are included in cost of sales and totaled $1.0 million, $903 thousand, and $1.0 million in 2004, 2003, and 2002, respectively.

(o)	Per Share Amounts
      The basic net income (loss) per common share has been computed based upon the weighted average number of shares of Common Stock outstanding. Diluted net income (loss) per common share has been computed based upon the weighted average number of shares of Common Stock outstanding and shares that would have been outstanding assuming the issuance of Common Stock for all potentially dilutive securities outstanding. The Company’s convertible preferred stock and debt and outstanding stock options and warrants represent the only potentially dilutive securities outstanding. The amount of net loss used in the calculations of diluted and basic income (loss) per common share was the same for each respective year presented. Diluted net loss per common share is equal to the basic net loss per common share for the years ended December 31, 2004, 2003, and 2002 as common equivalent shares from stock options, stock warrants and convertible debentures would have a dilutive effect because of the loss from continuing operations. As of December 31, 2004, 2003 and 2002, there were approximately 2,531,940, 5,374,525, and 3,810,756, respectively, of potentially dilutive securities from convertible debt and equity securities, vested options and warrants, and warrants related to Series F Stock.

(p)	Stock-Based Compensation
      Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock option plans. As allowed by SFAS No. 123, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board No. 25, “Accounting for Stock Issued To Employees,” and related interpretations. This method does not require compensation to be recorded if the consideration to be received is at least equal to the fair value of the Common Stock to be received at the measurement date. Under the requirements of SFAS No. 123, non-employee stock-based transactions require compensation to be recorded based on the fair value of the securities issued or the services received, whichever is more reliably measurable.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Had compensation cost for the stock option plans been determined consistent with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the pro forma basic and diluted net loss per common share would have been as follows:

	2004	2003	2002

	(In thousands, except per share
	amounts)
Net loss applicable to common shareholders	$(3,476)	$(2,233)	$(367)
Deduct: Stock based employee compensation expense determined under fair value method	(154)	(65)	(76)

Pro forma net loss applicable to common shareholders	$(3,630)	$(2,298)	$(443)

Basic and diluted net loss:
As reported	$(0.36)	$(0.58)	$(0.10)
Pro forma	$(0.38)	$(0.59)	$(0.12)
      In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under certain employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require the Company to expense SBP awards over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Compensation cost for SBP transactions will be measured at fair value using a Black-Scholes or similar bi-nomial model. SFAS No. 123R requires us to adopt the new accounting provisions beginning in our third quarter of 2005. As of December 31, 2004, the Company has not completed an evaluation of the impact of applying the various provisions of SFAS No. 123R.
      The deduction for stock based compensation for 2003 and 2002 in the table above, as well as pro forma net loss applicable to common shareholders and the basic and diluted pro forma net loss, have been adjusted from the amounts previously reported due to a miscalculation assumption about the vesting schedule of the stock options.

(q)	Translation of Foreign Currency
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
      These gains and losses resulted from trade and intercompany accounts receivable denominated in foreign currencies and a foreign note denominated in U.S. dollars. The amounts for the years ended December 31, 2004, 2003, and 2002 were $55 thousand, $322 thousand, and $309 thousand, respectively.

(r)	Income Taxes
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

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

(s)	Fair Value of Financial Instruments
      The following summarizes the major methods and assumptions used in estimating the fair values of financial instruments:

•	Cash and Cash Equivalents — the carrying amount approximates fair value due to the relatively short-term period to maturity of these instruments.

•	Short- and Long-Term Borrowings — the carrying amount approximates the estimated fair value for debt with similar terms, interest rates, and remaining maturities currently available to companies with similar credit ratings.

(t) Product Warranties
      The Company provides a limited warranty for its products, generally for a period of one to three years. The Company’s standard warranties require the Company to repair or replace defective products during such warranty period at no cost to the customer. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product sales are recognized. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

		Additions
	Balance at	Charged to			Balance at
	Beginning	Costs and			End of
	of Year	Expenses	Deductions		Year

	(In thousands)
Warranty Reserve
Year ended December 31, 2004	170	62	—		232
Year ended December 31, 2003	141	111	(82)		170
Year ended December 31, 2002	143	—	(2	)(a)	141

(a)	Write-off of warranty claims

(u) Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under certain employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require the Company to expense SBP awards over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Compensation cost for SBP transactions will be measured at fair value using a Black-Scholes or similar bi-nomial model. SFAS No. 123R requires us to adopt the new accounting provisions beginning in our third quarter of 2005. As of December 31, 2004, the Company has not completed an evaluation of the impact of applying the various provisions of SFAS No. 123R.
      The American Job Creation Act of 2004 (“the Act”) was signed into law in October 2004 and replaces an export incentive with a deduction from domestic manufacturing income. The Act provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated no later than 2005. We have started an evaluation of the effects of the repatriation provision, but do not anticipate that the repatriation of

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
foreign earnings under the Act would provide an overall tax benefit to us. However, we do not expect to be able to complete this evaluation until the U.S. Congress or the U.S. Treasury Department provides additional guidance on certain of the Act’s provisions. Any repatriation of earnings under the Act is not expected to have a material impact on our results of operations, financial position, or liquidity.

(v)	Reclassifications
      Certain reclassifications have been made to the 2003 and 2002 financial statements to conform to the presentation used in the 2004 financial statements. These reclassifications have no effect on net loss or shareholders’ equity as previously presented.

Financial Statement Reclass	Description	Account	2003	2002

			(In thousands)
Statement of Operations:	Amortization of costs related to	Cost of sales	$374	$66
	internally developed software	SG&A	(374)	(66)
	Interest income	Other income (expense)	$13	$32
		Interest expense	(13)	(32)
Statement of Cash Flows:	Write-off of obsolete inventory	Inventory	$(116)	$(105)
		Inventory obsolescence	116	105
	Amortization of deferred	Other Assets	$(130)	$(59)
	financing costs related to LOC	Cost of financing	130	59
	and subordinated debt.

(2)	Goodwill and Other Intangible Assets
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
      The Company completed its annual goodwill and indefinite life intangible asset impairment evaluations as of December 31, 2004 and 2003, and has concluded that no impairment exists. Therefore, as a result of these impairment evaluations, no impairment charges were recorded during the years ended December 31, 2004 and 2003.
      The change in the carrying amount of goodwill for each of the Company’s operating segments for the years ended December 31, 2004 and 2003 is as follows:

		Law
	Transportation	Enforcement and
	Communications	Surveillance	Total

	(In thousands)
Balance as of January 1, 2003	$7,999	$961	$8,960
Effect of exchange rates	1,706	—	1,706

Balance as of December 31, 2003	9,705	961	10,666
Effect of exchange rates	970	—	970

Balance as of December 31, 2004	$10,675	$961	$11,636

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The composition of the Company’s acquired intangibles assets and the associated accumulated amortization as of December 31, 2004 and 2003 is as follows:

		December 31, 2004			December 31, 2003
	Weighted
	Average	Gross		Net	Gross		Net
	Remaining Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount

	(In thousands)
Intangible assets subject to amortization:
Patents and development costs	2.3	$513	$410	$103	$473	$329	$144
Customer lists	11.5	1,801	414	1,387	1,653	270	1,383

		$2,314	$824	$1,490	$2,126	$599	$1,527

      The aggregate amount of amortization expense for the years ended December 31, 2004, 2003, and 2002 was $158 thousand, $162 thousand, and $126 thousand, respectively. Amortization expense for the five succeeding years is estimated to be from between $179 thousand for year ending December 31, 2005 and $125 thousand for the year ending December 31, 2009.

(3)	Accounts Receivable

	December 31,

	2004	2003

	(In thousands)
Trade accounts receivable	$10,380	$7,090
Less: allowance for doubtful accounts	(172)	(115)

	$10,208	$6,975

(4)	Property and Equipment

	Estimated	December 31,
	Depreciable
	Lives (Years)	2004	2003

		(In thousands)
Leasehold improvements	5 - 9	$164	$88
Automobiles	5	3	—
Computer and telecommunications equipment	3	1,068	885
Software	3	2,623	1,588
Test equipment	5	252	224
Furniture and fixtures	3 - 7	2,070	1,627
Software projects in progress	3	635	374

		6,815	4,786
Less accumulated depreciation and amortization		3,253	2,351

		$3,562	$2,435

      The aggregate amount of accumulated depreciation and amortization for the years ended December 31, 2004, 2003, and 2002 was $752 thousand, $713 thousand, and $360 thousand, respectively.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Inventories

	December 31,

	2004	2003

	(In thousands)
Raw materials and system components	$5,969	$6,624
Work in process	177	234
Finished goods	3,041	2,940

Total Inventories	$9,187	$9,798

(6)	Leases
      The Company leases its premises and certain office equipment under various operating leases that expire at various times through 2009. Rent and lease expense under these operating leases was $802 thousand, $742 thousand, and $741 thousand for, 2004, 2003, and 2002, respectively. The Company records rent on a straight-line basis.
      The Company also has two lease commitments under capital lease obligations for a tradeshow booth and a machining center that expire in 2006 and 2009, respectively.
      At December 31, 2004, future minimum lease payments under the non-cancelable operating leases and the future minimum lease payments and the present value of the capital lease are as follows:

	Capital	Operating
	Leases	Leases

	(In thousands)
Year Ending December 31,
2005	$76	$671
2006	28	494
2007	26	401
2008	26	314
2009	15	100
Thereafter	—	—

Total future minimum lease payments	171	$1,980

Less amount representing interest (8.6% interest)	40

Present value of future minimum capital lease payments	131
Less current portion	48

Long-term portion	$83

(7)	Lines of Credit and Long-Term Debt

a) Lines of Credit
      U.S. Working Capital Line of Credit. The Company has a three-year asset-based lending agreement with (the “Credit Agreement”) with LaSalle Business Credit LLC (“LBC”). Borrowings under the Credit Agreement are classified as a current liability in accordance with EITF 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. However, it is management’s intention to manage the Credit

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Agreement as long-term debt with a final maturity date of November 15, 2006, as provided for in the Credit Agreement.
      At December 31, 2004, the Credit Agreement, as amended, provides up to $10.0 million in borrowings to be used for acquisitions, working capital, and general corporate purposes. The borrowing is inclusive of $2.0 million for Letters of Credit and $500 thousand for term loans. The interest rate on loans under this agreement is the published prime lending rate (5.25 percent at December 31, 2004) plus 1.75 percent. There is an annual fee equal to ..75 percent on the aggregate undrawn face amount, less letters of credit outstanding. The Credit Agreement includes customary covenants and conditions relating to the conduct and operation of the Company’s business.
      At December 31, 2004, the Company was not in compliance with the fixed charge coverage ratio within the Credit Agreement but obtained a waiver for violation of the covenant. The Company further received revisions to the covenants in the form of Amendment 2 described below.
      Amendment 2 was dated December 29, 2004, and increased the escalating Minimum Tangible Net Worth covenant to $6.0 million for the period of December 31, 2004, through December 30, 2005. The covenant increases by $600 thousand per year for the remaining life of the loan and thereafter. The escalating fixed charge coverage ratio was reduced and reset to: 0.60 for the three month period ending March 31, 2005, 1.00 for the six and nine month periods ending June 30 and September 30, 2005, 1.05 for the twelve month period ending December 31, 2005, 1.10 for the twelve month period ending March 31, 2006, and 1.15 for the twelve month period ending June 30, 2006, and each twelve month period ending on the last day of each fiscal quarter thereafter. Additionally, the reserve on borrowings was increased to $900 thousand from $600 thousand until receipt of the certified 2005 financial statements reflecting an EBITDA to fixed charge coverage ratio of at least 1.15:1.00, which will reduce the reserve to $300 thousand.
      At December 31, 2004, borrowing availability based on the value of eligible trade accounts receivable and inventory was $5.6 million and the outstanding debt balance under the Credit Agreement was $1.1 million. Subtracting the required reserve of $900 thousand, availability under the Credit Agreement at December 31, 2004, was $3.6 million. The outstanding debt under the Credit Agreement is secured by substantially all U.S.-based assets of the Company.
      At December 31, 2003, the Company was not in compliance with its financial covenants within the bank agreement except for the capital expenditure covenant, but received waivers for violation of the covenants. On April 14, 2004, the Company further received from the lender revisions to the escalating tangible net worth and escalating fixed charge coverage ratio loan covenant parameters taking into effect the results of the three months ended December 31, 2003, that affected the initial covenant computations to which the Credit Agreement was based and negotiated.
      International Lines of Credit. Mobitec AB, the Company’s wholly owned Swedish subsidiary, has an agreement with a bank in Sweden from which it may currently borrow up to a maximum of 10 million krona, or $1.5 million U.S. based on the December 31, 2004, exchange rate of 0.1514. At December 31, 2004, 8.7 million krona, or $1.3 million U.S., was outstanding, resulting in additional borrowing availability of 1.3 million krona, or $189 thousand U.S. The maximum borrowing in the amount of 10 million krona is secured by cash on deposit with the bank in the amount of 2.2 million krona, or $333 thousand U.S. The terms of this agreement require payment of an unused credit line fee equal to 0.50 percent of the unused portion and an average interest rate of 3.34 percent of the outstanding balance. This agreement is secured by certain assets of Mobitec AB. The line of credit agreement expires December 31, 2005. On or before expiration, the Company expects to renew this credit agreement with an agreement substantially similar in terms and conditions.
      Mobitec AB also has an agreement with the bank in Sweden from which it may borrow up to 6.0 million krona, or $908 thousand U.S. At December 31, 2004, 5.7 million krona, or $870 thousand U.S. was

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
outstanding, resulting in additional borrowing availability of 5.2 million krona, or $777 thousand U.S. The line of credit bore an average interest rate in 2004 of 5.29 percent and was collateralized by accounts receivable of Mobitec AB. The agreement has an expiration date of December 31, 2005. On or before expiration, the Company expects to renew this credit agreement with an agreement substantially similar in terms and conditions.
      Transit Media-Mobitec GmbH, the Company’s wholly owned subsidiary in Germany, has an agreement with a German bank from which TM-M may currently borrow up to a maximum of 512 thousand Euros or $699 thousand U.S. based on the December 31, 2004, exchange rate of 1.3644. At December 31, 2004, 346 thousand Euros, or $472 thousand U.S. was outstanding, resulting in additional borrowing availability of 166 thousand Euros, or $227 thousand U.S. The line of credit bore an average interest rate in 2004 of 3.28 percent and was collateralized by accounts receivable and inventories of Transit Media-Mobitec GmbH. This agreement has an open-ended term.

	December 31,

	2004	2003

	(In thousands)
Line of credit with LaSalle Business Credit, dated November 6, 2003, as amended, payable in full November 15, 2006, secured by accounts receivable, inventory and all assets of the U.S. based domestic entities of the Company.	$1,050	$4,222
Line of credit with Swedish bank dated December 31, 2004, secured by certain assets of the Swedish subsidiary, Mobitec AB, and a cash deposit, with an average interest rate of 2.96%.	1,324	1,357
Line of credit with Swedish bank dated December 31, 2004, secured by accounts receivable of the Swedish subsidiary, Mobitec AB, with an average interest rate of 3.92%.	871	404
Line of credit with German bank dated June 23, 2004, secured by accounts receivable and inventory of the German subsidiary, Transit Media - Mobitec GmbH, with an average interest rate of 3.28%.	472	—

Total lines of credit	$3,717	$5,983

b) Long-Term Debt
      Long-term debt at December 31, 2004 and 2003 consists of the following notes and obligations, the proceeds of which were used to finance the Mobitec acquisition and for working capital requirements.
      An unsecured note in the amount of $1.7 million is payable to the former owner of Mobitec AB. The note, as amended, requires three incrementally increasing quarterly payments due at the end of each successive quarter beginning with the third quarter of 2004 in the amounts of $50 thousand, $75 thousand, and $100 thousand with the remaining balance in the amount of $1.5 million due June 30, 2005. The quarterly payment due December 31, 2004, in the amount of $75 thousand was paid subsequent to the balance sheet date. The unsecured note had an annual interest rate of 9.0 percent paid annually, which increased to 10.0 percent on July 1, 2004. A second unsecured obligation due to the individual in the amount of $225 thousand was paid in full on July 30, 2004.
      A term loan from a Swedish bank dated June 28, 2001, having a balance of 6.6 million krona, or $999 thousand U.S. (based on the December 31, 2004 exchange rate of 0.1514), is payable in six (6) remaining quarterly payments of 1.1 million krona, or $167 thousand U.S. at an annual interest rate of 5.35 percent and is secured by stock of DRI’s Swedish holding company subsidiary, DRI-Europa AB, and its consolidated subsidiary, Mobitec AB.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Two convertible debentures dated June 22, 2001, and two convertible debentures dated July 31, 2002, having carrying amounts on December 31, 2003 of $2.8 million and $1.2 million, respectively, were converted into an aggregate of 2,075,000 common shares on April 23, 2004.
      At December 31, 2003, the Company was not in compliance with its financial covenants per the loan agreement under which the convertible debentures were issued, but received waivers on April 14, 2004, for violation of certain interest coverage and current ratio.
      A convertible subordinated debenture in the amount of $250 thousand dated August 26, 2002, is payable to a shareholder and member of the Board of Directors, and is due in full August 26, 2009, if not sooner redeemed or converted, with annual interest at 8.0 percent paid monthly. It also provides for monthly principal redemption installments commencing August 26, 2005, each of such installments to be in the dollar amount of ten dollars ($10) per one thousand dollars ($1,000) of the then remaining principal amount. The loan agreement under which the convertible debenture was issued subjects the Company to a 1:1 ratio of Earnings Before Interest, Depreciation, and Amortization (EBITDA) to interest to be calculated quarterly on a rolling four-quarter basis and a 1.3:1 current ratio to be calculated at each quarter end. Both ratios were waived by the debt holder for calendar year 2004.
      At December 31, 2003, the Company was not in compliance with its financial covenants per the loan agreement under which the convertible debenture was issued, but received waivers on April 14, 2004, for violation of certain interest coverage and current ratio.
      Long-term debt at December 31, 2004, and 2003 consists of the following:

	December 31,

	2004	2003

	(In thousands)
Unsecured note to the former owner of Mobitec AB, dated June 28, 2001, payable in full June 30, 2005, with an interest rate of 9% in 2003, increasing to 10% in July 2004.	$1,715	$1,765
Unsecured obligation to the former owner of Mobitec AB, dated June 28, 2001, payable in 12 quarterly installments, with no interest.	—	225
Note payable to a Swedish bank, dated June 28, 2001, payable in 20 quarterly installments of $166.5 thousand including interest at 5.35%. Note collateralized by stock of Swedish holding company and consolidated subsidiary.	999	1,668
Convertible debentures dated June 22, 2001, payable in full June 22, 2008, with interest at 8%, net of unamortized discount arising from warrants	—	2,838
Convertible debentures dated July 31, 2002, payable in full June 27, 2009, with interest at 8%.	—	1,150
Convertible debenture dated August 26, 2002, payable in full August 26, 2009, with interest at 8%.	250	250

Total long-term debt	2,964	7,896
Less current maturities	2,394	1,249

	570	6,647
Long-term portion of capital lease (See Note 6)	83	—

	$653	$6,647

      Interest expense was $908 thousand, $1.1 million, and $1.2 million for the years ended December 31, 2004, 2003, and 2002, respectively. Net interest expense for the year ended December 31, 2004, included $153

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
thousand in amortized debt discount related to the conversion of the convertible debentures dated June 22, 2001.
      The repayment amounts of long-term debt are due as follows:

Amount

(In thousands)
Year ending December 31,
2005	$2,394
2006	360
2007	24
2008	21
2009	165
Thereafter	—

Total	$2,964

(8)	Accrued Expenses

	December 31,

	2004	2003

	(In thousands)
Salaries, commissions, and benefits	$1,104	$1,216
Taxes — payroll, sales, income, and other	531	369
Warranties	232	170
Current portion of capital leases	48	66
Interest payable	60	235
Other accrued expenses	266	278

	$2,241	$2,334

(9)	Preferred Stock
      The Company’s preferred stock consists of 5,000,000 shares, par value $.10 per share, 20,000 shares of which are designated as Series AAA Redeemable Nonvoting Preferred Stock, 500 shares of which are designated as Series E Redeemable Nonvoting Preferred Stock, 400 shares of which are designated as Series F Convertible Preferred Stock, and 4,969,000 shares of which remain undesignated. As of December 31, 2004, we had outstanding 246 shares of Series AAA stock and 207 shares of Series E stock. There are no shares of Series F stock outstanding.

Series AAA Preferred Stock
      On March 6, 2003, the Company announced that at a special meeting of the Series AAA Preferred Stock shareholders, the holders of the Series AAA Preferred Stock approved an amendment to the Articles of Incorporation to remove the mandatory redemption date, which would have occurred in December 2003. The Company may now redeem the Series AAA Preferred Stock at its sole discretion upon providing preferred shareholders with appropriate written notice. Had the holders of the Series AAA Preferred Stock not approved the amendment, the Company would have had to pay the redemption price, which is equal to the liquidation preference, in December 2003. The liquidation preference is $5 thousand per share plus all accrued and unpaid dividends or $1.3 million at December 31, 2004.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Between April 22, 2004 and May 12, 2004, holders of Series AAA preferred stock converted 108 preferred shares at an aggregate value of $540 thousand to 67,500 common shares. As result of this conversion, we reclassified $540 thousand from Series AAA preferred stock to Common Stock, which will reduce the annual dividends expense by $54 thousand.
      Subsequent Event. At a meeting of Series AAA Preferred Stock holders held on February 10, 2005, the Series AAA shareholders voted to amend the Company’s Articles of Incorporation to: (1) reduce the annual dividend rate for each share of Series AAA Preferred Stock from 10 percent to 5 percent, and (2) reduce the conversion rate for each share of Series AAA Preferred Stock from $8.00 per share to $5.50 per share which will result in the number of Common Shares issuable upon the conversion of a single share of Series AAA Preferred Stock increasing from 625 shares to 909 shares and result in the issuance of 223,614 shares if all Series AAA Preferred shares were converted.

Series E Preferred Stock
      As of December 31, 2004, the Company had sold 430 shares of the Series E Stock for an aggregate purchase price of $2.1 million to 24 private investors. Series E Stock is convertible at any time into shares of the Common Stock at a conversion price of $3.00 per share of Common Stock, subject to certain adjustments, and, prior to conversion, does not entitle the holders to any voting rights, except as may be required by law. The Company does not have the right to require conversion. Holders of Series E Stock are entitled to receive cumulative quarterly dividends, when and if declared by the Board of Directors, at the rate of 7 percent per annum on the liquidation value of $5 thousand per share. Series E Stock is redeemable at the option of the Company at any time, in whole or in part, at a redemption price equal to the liquidation value plus accrued and unpaid dividends or $1.1 million at December 31, 2004. Holders of Series E Stock do not have the right to require redemption.
      During 2004, holders of Series E redeemable convertible preferred stock converted 223 preferred shares at an aggregate value of $1.1 million to 371,654 shares of Common Stock. As a result of this conversion, we reclassified $1.1 million from Series E redeemable preferred stock to Common Stock, which will reduce the annual dividends expense by $78 thousand.

Series F Preferred Stock
      On November 10, 2003, the Company closed the sale of 300 shares of Series F Stock to Dolphin Partners, L.P. (“Dolphin”) for a purchase price of $1.5 million. On April 1, 2004, the Company and Dolphin agreed to revise and reform the terms of the Series F Stock and related agreements in certain respects, and to terminate a related warrant, in order to comply with certain requirements of NASDAQ listing standards. The Series F Stock, as amended and reformed, is convertible at any time into shares of Common Stock at a conversion price of $2.00 per share of Common Stock, subject to certain adjustments for stock splits or similar events (the “Conversion Price”). Prior to conversion, the Series F Stock votes as a single class with holders of Common Stock, with each share of Series F Stock entitled to a number of votes equal to the liquidation value, which is $5 thousand per share, divided by $2.35. The shares are mandatorily convertible into shares of Common Stock if the Common Stock hits certain targeted trading prices or upon the conversion of certain subordinated debentures beneficially owned by Renaissance U.S. Growth Investment Trust PLC and BFSUS Special Opportunities Trust PLC. See Note 7(b) “Long-Term Debt” of the Notes to Consolidated Financial Statements.” The holder of the Series F Stock is entitled to receive cumulative quarterly dividends, in preference to the holders of Common Stock, at the rate of 3.0% per annum on the liquidation value of those shares, which dividends are currently payable in additional shares of Series F Stock having a liquidation value equal to the dividend amount. The Series F Stock dividend rate will increase to 10 percent per annum beginning in November 2008 if the Common Stock does not meet certain market price objectives before then. The Company also granted to Dolphin a right of first refusal to purchase, in connection with future equity

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
offerings by the Company, for a period of five years after the Series F Stock issuance date, a sufficient number of the securities issued in such equity offering to maintain its proportionate ownership interest in the Company, on a diluted basis, and this right has not been modified. The Company also granted to Dolphin certain rights to have the shares of Common Stock underlying the Series F Stock registered with the SEC.
      In April 2004, the holder of the Series F convertible preferred stock converted all 304 preferred shares to 760,232 shares of Common Stock. As a result, $1.5 million of Series F convertible preferred stock has been reclassified as Common Stock. All previously outstanding shares of Series F stock were converted into shares of our Common Stock on April 30, 2004. We do not currently contemplate issuing any additional shares of Series F Stock.
      The Series E Stock and the Series F Stock have equal priority with respect to liquidation, and shares of both series have liquidation preferences prior to the Company’s outstanding shares of Series AAA Preferred Stock and Common Stock.

(10)	Common Stock Warrants
      In conjunction with the October 6, 2004, Private Placement of Common Stock, the Company granted an institutional investor a warrant to acquire 241,546 shares of Common Stock at an exercise price of $6.00, exercisable beginning April 6, 2005, for a period of five years from the original issue date. Additionally, the Company granted the placement agent a warrant to acquire 120,773 shares of Common Stock at an exercise price of $5.28, exercisable beginning April 6, 2005, for a period of five years from the original issue date. The warrants were valued at $967 thousand and $492 thousand, respectively, using the Black-Scholes model.
      In conjunction with the April 26, 2004, Private Placement of Common Stock, the Company granted the investors warrants to acquire 125,000 shares of Common Stock at an exercise price of $8.80 per share, exercisable for a period of five years. Additionally, the Company granted the placement agent a warrant to acquire 62,500 shares of Common Stock at an exercise price of $5.28 per share, exercisable beginning October 26, 2004, for a period of five years from the original issue date. The warrants were valued at $675 thousand and $325 thousand, respectively, using the Black-Scholes model.
      In the first quarter of 2004, warrants to acquire 11,167 shares of Common Stock at an exercise price of $2.50 per share, exercisable for a period of five years, were issued to a placement agent in connection with the Series E Preferred Stock Placement. The warrants were valued at $14 thousand using the Black-Scholes model and are being amortized over a five-year period. The value of the warrants were charged to Additional Paid-in Capital.
      Between April 22, 2004 and June 4, 2004, warrant holders exercised their rights to acquire Common Stock. We received total cash in the amount of $1,291,603 for issuing 473,812 shares under the warrant agreements.
      During 2003, the Company granted warrants to one individual and one registered broker dealer that allow the holders to purchase 68,000 shares of Common Stock. The value of those warrants was approximately $99 thousand. Of this amount, $11 thousand was charged to selling, general and administrative expenses, while the balance of $88 thousand was charged to issuance costs in connection with the sale of Series E Preferred Stock. The warrants have an exercise price of $2.50 and expire in April 2008. Of the initial 68,000 warrants issued, 7,500 remain unexercised at December 31, 2004.
      In addition, during 2003, the Company granted warrants to Dolphin Offshore Partners, L.P. (“Dolphin”) that allowed the holder to purchase 319,149 shares of the Company’s Common Stock at an exercise price of $3.00 per share, subject to certain adjustments. The Dolphin warrants were exercisable at any time, for a period of seven years after issuance. The Dolphin warrants were subsequently terminated.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In 2001, the Company granted warrants that allow the holder to purchase 350,000 shares of Common Stock. Of those warrants, 300,000 were granted as part of the Mobitec acquisition and financing. Of that amount, 100,000 warrants are exercisable at $4 per share, valued at approximately $95 thousand on the date of acquisition, and 200,000 are exercisable at $2.18 per share, valued at approximately $252 thousand on the date of acquisition. Those amounts were capitalized as part of the acquisition financing. The remaining 50,000 warrants were issued to an individual and are exercisable at $2.15 per share. The value of those warrants was approximately $35 thousand and was charged to selling, general, and administrative expenses. These warrants are fully vested and expire in 2006. Of these warrants, only the 100,000 exercisable at $4 per share remain outstanding at December 31, 2004.

(11)	Common Stock Options

(a)	Incentive Stock Option Plan
      The Company has an incentive stock option plan for employees whereby options to purchase Common Stock are granted at no less than the stock’s estimated fair market value at the date of the grant and may be exercised during specified future periods.

	Year Ended December 31,

	2004		2003		2002

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	766,500	$2.40	714,800	$2.44	674,300	$2.42
Granted	147,500	3.19	85,000	2.54	50,000	2.55
Exercised	(31,629)	2.26	—	—	—	—
Forfeited	(2,667)	2.20	—	—	—	—
Expired	(29,833)	2.55	(33,300)	2.56	(9,500)	1.97

Outstanding at end of year	849,871	2.17	766,500	2.44	714,800	2.44

Weighted-average fair value of options granted during the year		$2.00		$2.05		$0.72

	Options Outstanding			Options Exercisable

	Number	Weighted-Average		Number
Range of	Outstanding	Remaining	Weighted-Average	Exercisable	Weighted-Average
Exercise Price	at 12/31/04	Contractual Life	Exercise Price	at 12/31/04	Exercise Price

$1.94 - 2.38	309,059	4.4 years	$2.03	305,726	$2.03
2.50 - 3.00	505,812	6.0 years	$2.83	342,650	$2.84
3.70 - 6.75	35,000	9.8 years	$4.14	—	—

	849,871			648,376

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Non-Qualified Stock Options
      The Company has issued options to purchase Common Stock, primarily to non-employee members of the Board of Directors or committees of the Board of Directors, which are exercisable at times and in increments as specified by the individual agreements.

	2004		2003		2002

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	244,000	$2.16	259,987	$2.25	259,987	$2.25
Granted	65,000	3.49	76,000	2.35	6,000	2.50
Exercised	(42,000)	1.95	—	—	—	—
Expired	(32,000)	1.78	(91,987)	2.56	(6,000)	2.38

Outstanding at end of year	235,000	$2.62	244,000	$2.16	259,987	$2.25

Weighted-average fair value of options granted during the year		$1.94		$2.08		$1.19

	Options Outstanding			Options Exercisable

	Number	Weighted-Average		Number
Range of	Outstanding	Remaining	Weighted-Average	Exercisable	Weighted-Average
Exercise Prices	at 12/31/04	Contractual Life	Exercise Price	at 12/31/04	Exercise Price

$2.00 - 2.35	126,000	2.2 years	$2.21	75,338	$2.12
2.5 - 6.75	109,000	5.4 years	$3.09	109,000	$3.09

	235,000			184,338

(c)	Stock-Based Compensation
      The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations and, accordingly, no compensation cost has been recognized for stock options issued under the stock option plans. As disclosed in Note 1, SFAS No. 123 requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method. Under SFAS 123, the fair value of the stock-based awards to employees is calculated through the use of option-pricing models. These models require subjective assumptions, including future stock price, volatility, and expected time to exercise, which greatly affect the calculated value. Significant assumptions used by the Company for the pro forma calculations disclosed in Note 1 are as follows:

	2004	2003	2002

Risk-free interest rate	3.4% to 4.2%	4.27%	3.83%
Expected life	5 or 10 years	10 years	1 to 10 years
Expected volatility	115%	64%	54%
Expected dividends	None	None	None
      In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under certain employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require the Company to expense SBP awards over the period during which an employee is required to provide service in exchange for the award, usually the vesting period.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Compensation cost for SBP transactions will be measured at fair value using a Black-Scholes or similar bi-nomial model. SFAS No. 123R requires us to adopt the new accounting provisions beginning in our third quarter of 2005. As of December 31, 2004, the Company has not completed an evaluation of the impact of applying the various provisions of SFAS No. 123R.

(12)	Income Taxes
      The pretax loss for the years ended December 31, 2004, 2003, and 2002 was taxed by the following jurisdictions:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Domestic	$(1,760)	$(786)	$(304)
Foreign	(357)	(314)	215

	$(2,117)	$(1,100)	$(89)

      The income tax provision charged (benefit credited) for the years ended December 31, 2004, 2003, and 2002 were as follows:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Current
U.S. federal	$—	$—	$—
State	—	—	(32)
Foreign	97	(1)	216

	97	(1)	184

Deferred
U.S. federal	801	80	(87)
State	131	5	(117)
Foreign	(56)	26	62

	876	111	(142)

	$973	$110	$42

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The income tax expense (benefit) differs from the expected amount of income tax expense (benefit) determined by applying the U.S. federal income tax rates to the pretax income (loss) for the years ended December 31, 2004, 2003, and 2002 due to the following:

	Year Ended December 31,

	2004		2003		2002

		Percentage		Percentage		Percentage
		of Pretax		of Pretax		of Pretax
	Amount	Earnings (Loss)	Amount	Earnings (Loss)	Amount	Earnings (Loss)

	(In thousands)
Computed “expected” tax benefit	$(741)	35.0%	$(385)	(35.0)%	$(31)	(35.0)%
Increase (decrease) in income taxes resulting from:
Nondeductible expenses	14	(0.7)	136	12.4	309	349.4
Nontaxable income	(86)	4.1	(95)	(8.7)	(123)	(138.8)
Foreign subsidiary losses	199	(9.4)	173	15.7	244	276.1
Lower rates on earnings of foreign operations	(25)	1.2	(9)	(0.8)	(154)	(174.8)
State taxes, net of federal benefit	(59)	2.8	(54)	(4.9)	(58)	(65.4)
Changes in valuation allowance	1,671	(78.9)	344	31.3	(92)	(104.0)
Refunds of prior years taxes	—	—	—	—	(53)	(58.3)

	$973	(45.9)%	$110	10.0%	$42	49.2%

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities that give rise to the deferred income taxes as of December 31, 2004 and 2003:

	December 31,

	2004	2003

	(In thousands)
Deferred tax assets
Federal and state loss carryforwards	$1,380	$1,022
Federal tax credits	379	88
Foreign loss carryforwards	1,257	1,058
Inventory reserve and capitalization	725	193
Other accruals and reserves	127	9

Total gross deferred tax assets	3,868	2,370
Less valuation allowance	(3,720)	(1,529)

	148	841

Deferred tax liabilities
Property and equipment	(63)	—
Intangible assets	(101)	—
Untaxed foreign reserves	(213)	(194)

Total deferred tax liabilities	(377)	(194)

Net deferred tax assets (liabilities)	$(229)	$647

      The Company reduces its deferred tax assets by a valuation allowance when, based upon the available evidence, it is more likely than not that a significant portion of the deferred tax assets will not be realized. At December 31, 2004, the Company’s deferred tax valuation allowance was attributable to operating loss carryforwards from its various domestic jurisdictions and one of its foreign subsidiaries.
      The components giving rise to the net deferred tax assets described above have been included in the accompanying consolidated balance sheets as of December 31, 2004 and 2003 as follows:

	December 31,

	2004	2003

	(In thousands)
Noncurrent assets	$148	$841
Noncurrent liabilities	(377)	(194)

	$(229)	$647

      At December 31, 2004, the Company has net operating loss carryforwards for federal income tax purposes of $3.6 million, which are available to offset future federal taxable income, if any, which expire beginning in 2009 through 2024. In addition, two of the Company’s domestic subsidiaries have net economic loss carryforwards for state income tax purposes of $2.7 million, which are available to offset future state taxable income, if any, through 2012 and 2014. Further, one of the Company’s foreign subsidiaries also has loss carryforwards for German tax purposes of $3.8 million, which are available to offset future foreign taxable income.
      The Tax Reform Act of 1986 contains provisions that limit the ability to utilize net operating loss carryforwards in the case of certain events including significant changes in ownership interests. If the net operating loss carryforwards are limited, and the Company has taxable income, which exceeds the permissible

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
yearly net operating loss, the Company would incur a federal income tax liability even though net operating losses would be available in future years.
      The Company also has research and development tax credits for federal income tax purposes of $380 thousand at December 31, 2004 that expire in various years from 2007 through 2023.
      The American Job Creation Act of 2004 (“the Act”) was signed into law in October 2004 and replaces an export incentive with a deduction from domestic manufacturing income. The Act provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated no later than 2005. We have started an evaluation of the effects of the repatriation provision, but do not anticipate that the repatriation of foreign earnings under the Act would provide an overall tax benefit to us. However, we do not expect to be able to complete this evaluation until the U.S. Congress or the U.S. Treasury Department provides additional guidance on certain of the Act’s provisions. Any repatriation of earnings under the Act is not expected to have a material impact on our results of operations, financial position, or liquidity.

(13)	Other Comprehensive Income (Loss)
      The following is a summary of the components of other comprehensive income (loss), net of tax expense, consisting solely of foreign currency translation adjustments, reported in the statements of shareholders’ equity for the years 2004, 2003, and 2002:

	Pre-Tax		Net of Tax
	Amount	Tax Expense	Amount

	(In thousands)
Year ended December 31, 2004
Foreign currency translation adjustment	$1,345	$—	$1,345

Year ended December 31, 2003
Foreign currency translation adjustment	$1,851	$—	$1,851

Year ended December 31, 2002
Foreign currency translation adjustment	$1,053	$(216)	$837

(14)	Largest Customers
      Because of the nature of the business, the Company’s largest customers may vary between years. Net sales to customers comprising at least 10% of consolidated net sales for the years ended December 31, 2004, 2003, and 2002 were within the transportation communications segment to the following major customers:

	Year Ended December 31,

Customer	2004	2003	2002

	(In thousands)
Customer A	$5,053	$7,118	$4,671
Customer B	5,886	*	5,208

	$10,939	$7,118	$9,879

*	The net sales to this customer were less than 10 percent of net sales for the years indicated.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Accounts receivable balances for the customers listed above were as follows at December 31, 2004 and 2003:

	December 31,

	2004	2003

	(In thousands)
Customer A	$852	$1,448
Customer B	736	**

	$1,588	$1,448

**	Balances for this customer were not presented for years in which their net sales were not significant.

(15)	Related Party Transactions
      In July 2004, the Company retained Gilbert Tweed Associates, Inc., an executive search firm located in New York City to conduct a search to fill the position of Chief Financial Officer. Ms. Pinson, a director of DRI, is President and COO of Gilbert Tweed Associates, Inc. and her firm was paid $68 thousand in recruiting fees and out-of-pocket expenses in 2004.
      In August 2002, DRI completed a privately negotiated sale of $1.15 million of convertible subordinated debentures through funds managed by Dallas-based Renaissance Capital Group. Mr. Cleveland, Renaissance Capital Group’s President and Chief Executive Officer, serves on DRI’s Board of Directors. In June 2001, prior to Mr. Cleveland’s involvement as a director of DRI, DRI issued convertible debentures in the amount of $3 million (the “2001 Debentures”) to Renaissance Capital Group containing substantially the same terms as the convertible debentures issued in 2002. Renaissance Capital Group received a closing fee of $17 thousand related to the placement of the debenture. DRI paid Renaissance Capital Group $111 thousand in interest payments on the outstanding debentures in 2004 prior to their conversion to the Company’s Common Stock.
      In the past, the Company purchased electronic components supporting the transportation communications segment from a major shareholder, Lite Vision Corporation (“Lite Vision”), a Taiwan-based company. Lite Vision held 12.7 percent (500,000) of the outstanding shares of Common Stock of the Company at December 31, 2003. Subsequently, that stock was acquired by an individual investor on January 16, 2004. The components purchased from Lite Vision consisted primarily of LED printed circuit display boards and LED/Flip-Dot printed circuit boards. The Company purchased from Lite Vision approximately $3.5 million and $4.4 million in components and assemblies during 2002 and 2001, respectively, but did not make any purchases from Lite Vision during 2003 or 2004. There were not any amounts due to Lite Vision as of December 31, 2003 or 2004. Mr. Joseph Tang, previously President of Lite Vision and affiliated with Lite Vision in early 2003, while also pursuing other private business interests, served on the Company’s Board of Directors through October 4, 2003. During 2002, the Company issued 100,000 shares of restricted, unregistered Common Stock to Lite Vision at $3.00 per share in exchange for a $300 thousand reduction in accounts payable.
      In August 2002, the Company completed a privately negotiated sale of a $250 thousand convertible subordinated debenture to Mr. Higgins, a private investor and a director of the Company. Mr. Higgins received a closing fee of $5,850 related to the placement of the debenture, and $20 thousand in interest payments on the outstanding debenture in 2004. The debenture has an interest rate of 8% annually and matures in August 2009, if not redeemed or converted earlier.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16)	Segment Information
      The Company has two principal business segments, which are based upon differences in products and technology: (1) transportation communications segment; and (2) law enforcement and surveillance segment. The transportation communications segment produces automated announcement and passenger information systems and electronic destination sign products for municipalities, regional transportation districts, and departments of transportation and bus vehicle manufacturers. The law enforcement and surveillance segment produces digital signal processing products for law enforcement agencies and intelligence gathering organizations.
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

	2004	2003	2002

	(In thousands)
Net loss after income taxes
Transportation communications	$3,576	$3,605	$4,099
Law enforcement and surveillance	244	88	152
Parent entities	(7,296)	(5,926)	(4,618)

	$(3,476)	$(2,233)	$(367)

Net sales
Transportation communications	$45,913	$42,569	$43,551
Law enforcement and surveillance	1,860	1,457	1,587
Parent entities	—	—	—

	$47,773	$44,026	$45,138

Operating income (expense)
Transportation communications	$4,223	$4,317	$4,641
Law enforcement and surveillance	244	88	151
Parent entities	(5,909)	(4,825)	(4,068)

	$(1,442)	$(420)	$724

Interest expense
Transportation communications	$(109)	$(101)	$(142)
Law enforcement and surveillance	—	—	—
Parent entities	(799)	(1,005)	(1,041)

	$(908)	$(1,106)	$(1,183)

Depreciation and amortization
Transportation communications	$602	$469	$361
Law enforcement and surveillance	101	209	38
Parent entities	207	197	87

	$910	$875	$486

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2004	2003	2002

	(In thousands)
Capital expenditures
Transportation communications	$1,440	$1,055	$356
Law enforcement and surveillance	151	270	206
Parent entities	186	59	161

	$1,777	$1,384	$723

Income taxes
Transportation communications	$(396)	$(169)	$(95)
Law enforcement and surveillance	—	—	—
Parent entities	(577)	59	53

	$(973)	$(110)	$(42)

Long-lived assets
Transportation communications	$15,165	$13,309	$10,749
Law enforcement and surveillance	1,282	1,232	1,225
Parent entities	569	493	366

	$17,016	$15,034	$12,340

Total assets
Transportation communications	$26,500	$29,699	$29,441
Law enforcement and surveillance	2,330	2,034	2,144
Parent entities	9,211	2,819	1,798

	$38,041	$34,552	$33,383

Geographic information — net sales*
NAFTA	$27,692	$25,909	$30,261
Nordic	5,397	5,011	7,115
European	9,164	8,509	4,501
Asian-Pacific	2,086	1,937	1,751
Middle-Eastern	616	572	—
South American	2,818	2,088	1,510

	$47,773	$44,026	$45,138

Long-lived assets**
NAFTA	$4,193	$3,699	$3,291
Nordic	12,553	11,071	8,810
European	129	167	169
Asian-Pacific	35	25	25
South American	106	72	45

	$17,016	$15,034	$12,340

*	Geographic information regarding net sales was determined based on sales to each geographic area.

**	Geographic information regarding long-lived assets was determined based on the recorded value of those assets on the balance sheets of each of the geographic locations.

(17)	Shareholders’ Rights
      On December 13, 1999, the Board of Directors approved a rights agreement that established a shareholder rights plan designed to prevent any potential acquirer from obtaining control of the Company without negotiating the terms of the transaction with the Board of Directors. Under the rights plan, among other things, in the event of an acquisition of, or an announced tender offer for, 15% or more of the Company’s

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
outstanding Common Stock, holders of the Common Stock had been granted the right to purchase a fraction of a share of the Company’s Series D Junior Participating Preferred Stock or shares of the Common Stock having a market value of twice the exercise price of the rights. If, after any person acquired the specified percentage of the Common Stock, the Company is involved in a merger, consolidation, sale of assets or similar acquisition transaction, and it is not the acquiring or surviving corporation, then each right would entitle its holder to purchase, at the exercise price, shares of the acquiring or surviving company having a market value of twice the exercise price, and the acquiring or surviving company would be obligated to assume the Company’s obligations under the rights plan.
      The Board of Directors voted to amend the shareholder rights plan to change the expiration date of the purchase rights issued under the Rights Agreement to July 15, 2004. The Rights Agreement was terminated on July 15, 2004, upon expiration of the purchase rights.

(18)	Legal Proceedings
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
      The Company entered into a settlement agreement with Clever Devices, and all claims and causes of action were dismissed with prejudice on June 3, 2004. The terms of the settlement are not material to the Company
      The Company, to the best of its ability, at all times seeks to avoid infringing, and will not knowingly violate the intellectual property rights of others. The Company believes the allegations of Clever are totally without merit and will proceed to defend its rights to conduct business freely while not infringing upon the legitimate intellectual property rights of Clever.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(19)	Quarterly Financial Data (Unaudited)
      The following is a summary of unaudited quarterly results of operation for the years ended December 31, 2004 and 2003, respectively.

	Year Ended December 31, 2004

	Q1	Q2	Q3	Q4	Total

	(In thousands, except share and per share amounts)
Net sales	$12,136	$11,746	$11,508	$12,383	$47,773
Gross profit	5,084	5,037	4,756	3,069	17,946
Operating income (loss)	595	242	308	(2,587)	(1,442)
Net income (loss) applicable to common shareholders	86	(98)	(623)	(2,841)	(3,476)
Net income (loss) applicable to common shareholders per common share:
Basic	$0.02	$(0.01)	$(0.08)	$(0.40)	$(0.49)
Diluted	$0.02	$(0.01)	$(0.08)	$(0.40)	$(0.49)
Weighted average number of common shares and common share equivalents outstanding
Basic	3,944,475	6,858,851	8,202,786	9,491,736	7,149,544
Diluted	4,110,127	6,858,851	8,202,786	9,491,736	7,149,544

	Year Ended December 31, 2003

	Q1	Q2	Q3	Q4	Total

	(In thousands, except share and per share amounts)
Net sales	$10,917	$12,521	$10,612	$9,976	$44,026
Gross profit	4,344	5,007	4,170	3,355	16,876
Operating income (loss)	131	638	518	(1,707)	(420)
Net income (loss) applicable to common shareholders	(211)	216	104	(2,342)	(2,233)
Net income (loss) applicable to common shareholders per common share
Basic	$(0.06)	$0.06	$0.03	$(0.60)	$(0.58)
Diluted	$(0.06)	$0.04	$0.02	$(0.60)	$(0.58)
Weighted average number of common shares and common share equivalents outstanding Basic	3,804,475	3,812,167	3,944,475	3,944,475	3,873,133
Diluted	3,804,475	6,198,130	6,320,130	3,944,475	3,873,133
      During the third quarter of 2004, the Company recorded a full valuation allowance against its deferred tax assets representing a non-cash charge of $787 thousand to tax expense. SFAS No. 109 “Accounting for Income Taxes (“FAS 109”), requires a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. In addition, the Company expects to provide a full valuation allowance on future domestic tax benefits until the Company can sustain a level of profitability that demonstrates its ability to utilize the deferred tax assets. Also during the quarter, the Company’s domestic

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
operations recorded a charge for obsolete inventory, representing a non-cash charge of $135 thousand in cost of sales, to recognize its net realizable value.
      During the fourth quarter of 2004, the Company’s domestic and foreign operations recorded an additional charge for obsolete inventory, representing a non-cash charge of $1.4 million, against cost of sales to recognize its net realizable value.
      During the fourth quarter of 2003, the Company closed the sale of 300 shares of Series F Convertible Preferred Stock, par value $.10 to Dolphin Offshore Partners, L.P. for a purchase price of $1.5 million. In connection with the sale of the Series F Stock to Dolphin, the Company issued warrants to Dolphin to purchase 319,419 shares of the Company’s common stock at an exercise price of $3.00 per share, subject to certain adjustments. In connection with the issuance of the Series F Stock and related warrants, the Company recorded the beneficial conversion feature, representing a non-cash charge of $703 thousand, against income available for common shareholders based on the relative fair value of the stock and warrants.
      During the fourth quarter of 2003, the Company recorded a partial valuation allowance against its deferred tax assets representing a non-cash charge of $616 thousand to tax expense.

(20)	Subsequent Events
      At a meeting of Series AAA Preferred Stock shareholders held on February 10, 2005, the Series AAA shareholders voted to amend the Company’s Articles of Incorporation to: (1) reduce the annual dividend rate for each share of Series AAA Preferred Stock from 10 percent to 5 percent, and (2) reduce the conversion rate for each share of Series AAA Preferred Stock from $8.00 per share to $5.50 per share, which will result in the number of Common Shares issuable upon the conversion of a single share of Series AAA Preferred Stock increasing from 625 shares to 909 shares and result in the issuance of 223,614 shares if all Series AAA Preferred shares were converted.
      On March 29, 2005, 68 shares of Series AAA Preferred Stock with a liquidation value of $340 thousand was converted into 61,812 shares of the Company’s Common Stock.
      On March 30, 2005, the Company received waivers for violation of financial covenants as of March 31, 2005 under the Company’s working capital line of credit with LaSalle and under the Company’s $250 thousand 8 percent convertible debenture.
      On March 30, 2005, the Company received amendments to the convertible debenture including: (1) elimination of the mandatory principal installments; and (2) change in financial ratios to the tangible net worth and escalating fixed charge coverage ratios as those set forth in the LaSalle Credit Agreement.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures

Introduction
      “Disclosure Controls and Procedures” are defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as the controls and procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time period specified by the SEC’s rules and forms. Disclosure Controls and Procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officers, to allow timely decisions regarding disclosure.
      “Internal Control Over Financial Reporting” is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) as a process designed by, or under the supervision of, an issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by an issuer’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of an issuer; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the issuer’s assets that could have a material adverse effect on the financial statements.
      We have endeavored to design our Disclosure Controls and Procedures and Internal Controls Over Financial Reporting to provide reasonable assurances that their objectives will be met.

Former Auditor’s Identification of Material Weakness Noted in Performance of the Annual Audit
      In connection with the audit of our financial statements for the year ended December 31, 2003, our former auditors, McGladrey & Pullen LLP, identified a material weakness in that there were not sufficient internal control policies and procedures over financial reporting to ensure that financial statements and schedules were reliable and accurate. Further, they identified reportable conditions including the lack of organized documentation for capitalized software, a lack of formal procedures to reconcile inter-company accounts and transactions, and a lack of segregation of duties in certain foreign subsidiaries, and that there were not sufficient internal control policies and procedures over financial reporting for non-routine and complex transactions to ensure the reliability and accuracy of our financial statements and schedules.
      Notwithstanding the identification of a material weakness in our internal control over financial reporting, and after considering numerous audit and review adjustments, our former auditors did not identify any material misstatements in any of the publicly filed financial statements. In response to the aforementioned material weakness and adjustments, we performed additional reviews of key accounts and disclosures, and based upon that review, we do not believe there were any such material misstatements.

Remediation Steps Pertaining to Material Weakness Identified in Prior Year
      In order to remediate the material weakness in internal control over financial reporting identified by our former auditors, our Audit Committee, and management have taken certain actions, including the following:

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
      In addition to these specific actions, we have also begun increasing the size and capabilities of our finance and accounting staff. Most significantly, on October 25, 2004, we hired as Chief Financial Officer, David N. Pilotte, who we believe has the breadth of experience necessary to improve our overall recording and reporting processes, including our internal controls and procedures over financial reporting.

Evaluation of Disclosure Controls and Procedures
      Although internal controls over financial reporting are both a significant and integral part of the overall disclosure control environment, disclosure controls are much broader than just internal controls over financial reporting.
      In order to make a determination regarding the adequacy of our disclosure controls and procedures in light of the findings by our former auditors regarding internal controls over financial reporting during the course of the 2003 audit, the Company undertook an in-depth review of the underlying facts and circumstances giving rise to our former auditor’s conclusion and determined the material weakness and reportable conditions identified by our former auditors were limited in scope to specific subjects, specific events, and a specific time period, and we had in place the following compensating controls:

•	Open communication channels allowing for the free exchange of information with top financial and executive management

•	A high-level of participation and oversight in day-to-day operations by executive management

•	Extensive industry experience within executive management, most of whom have 20 years or more of such experience, and

•	A staff of well-educated, trained, experienced, and certified (CPA or international equivalent) accounting professionals at all levels of the accounting organization.
      As of December 31, 2004, management, including our principal executive officer and principal financial officer, performed this in-depth review of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and concluded, that our disclosure controls and procedures are effective, ensuring that information required to be disclosed in the reports filed under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic SEC reports.

Required Reporting on Internal Control Over Financial Reporting
      In accordance with Section 404 of the Sarbanes-Oxley Act, we will be required to deliver our initial report on the effectiveness of our internal controls over financial reporting in connection with our annual report for the fiscal year ending December 31, 2006. Nothing discussed above should be interpreted by the reader so as to conclude the Company is currently compliant with Section 404 of the Sarbanes-Oxley Act of 2002. However, efforts to attain such compliance are currently underway.

Item 9B.	Other Information
      None.
PART III
      Certain information required by Part III is incorporated by reference from the Registrant’s definitive Proxy Statement pursuant to Regulation 14A relating to the annual meeting of shareholders for 2005 (the “Proxy Statement”), which shall be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Report. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Executive Officers and Directors
      The response to this Item regarding our directors and executive officers and compliance with Section 16(a) of the Exchange Act by our officers and directors is incorporated herein by reference to the Proxy Statement. Such information is set forth under the sections captioned Proposal Two — “Election of Directors,” “Board of Directors’ Committees — Audit Committee Report,” “Executive Officers,” and “Section 16(A) Beneficial Ownership Reporting Compliance.” The Proxy Statement will be filed not later than 120 days after the end of our fiscal year ended December 31, 2004, and which is incorporated herein by reference.
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
PART IV

Item 15.	Exhibits, Financial Statements, and Schedules
      (1)(2) Financial Statements
      See the Index to Consolidated Financial Statements and Financial Statements Schedules in Part II, Item 8.
      (3) Exhibits
      The following documents are filed herewith or have been included as exhibits to previous filings with the SEC and are incorporated herein by this reference:

Exhibit
No.	Document

3.1	Amended and Restated Articles of Incorporation of the Company(1)

3.2	Articles of Amendment to Articles of Incorporation of the Company containing Certificate of Designation of Series E Redeemable Nonvoting Convertible Stock(2)

3.3	Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series F Convertible Preferred Stock(3)

3.4	Amended and Restated Bylaws of the Company(4)

3.5	Amendment to Amended and Restated Bylaws of the Company(5)

3.6	Articles of Amendment to the Articles of Incorporation of the Company containing Series AAA Preferred Stock Change in Quarterly Dividend Accrual and Conversion Price (filed herewith)

4.1	Form of specimen certificate for Common Stock of the Company(6)

4.2	Form of Underwriter’s warrants issued by the Company to the Underwriter(6)

4.3	Warrant Agreement between the Company and Continental Stock Transfer & Trust Company(6)

10.1	Executive Employment Agreement, dated January 1, 1999, between the Company and Larry Hagemann(5)

10.2	Executive Employment Agreement, dated January 1, 1999, between the Company and Larry Taylor(5)

10.3	Form of Office Lease, between the Company and Sterling Plaza Limited Partnership(7)

10.4	Lease Agreement, between the Company and The Prudential Savings Bank, F.S.B., dated December 18, 1998(6)

10.5	Extended Employment Agreement, dated December 17, 2001, between the Company and David Turney(8)

10.6	Form of Loan Agreement, dated as of August 26, 2002, between the Company and John D. Higgins(9)

10.7	Form of Digital Recorders, Inc., Convertible Debenture, dated August 26, 2002, issued to John D. Higgins(9)

Exhibit
No.	Document

10.8	Form of Security Agreement, dated August 26, 2002, between the Company and John D. Higgins(9)

10.19	Form of Pledge Agreement, dated August 26, 2002, between the Company and John D. Higgins(9)

10.10	Form of Subsidiary Guarantee, dated August 26, 2002, by Subsidiaries of the Company in favor of John D. Higgins(9)

10.11	Form of Subsidiary Security Agreement, dated August 26, 2002, among the Company, TwinVision® of North America, Inc. and John D. Higgins(9)

10.12	Share Purchase Agreement, dated as of October 13, 2003, by and between Dolphin Offshore Partners, L.P. and the Company(10)

10.13	Stock Purchase Warrant, dated as of October 13, 2003, issued by the Company to Dolphin Offshore Partners, L.P. (terminated)(10)

10.14	Amended and Restated Registration Rights Agreement, dated as of April 1, 2004, by and between Dolphin Offshore Partners, L.P.(3)

10.15	Securities Purchase Agreement, dated as of November 5, 2003, by and between LaSalle Business Credit, LLC, as lender, and the Company, as borrower(10)

10.16	Loan and Security Agreement, dated as of November 6, 2003, by and between LaSalle Business Credit, LLC, as lender, and the Company, as borrower(10)

10.17	Warrant Agreement, dated March 23, 2004, between Digital Recorders, Inc. and Fairview Capital Ventures LLC(11)

10.18	Securities Purchase Agreement dated as of April 21, 2004, among Digital Recorders, Inc. and the investors named therein(12)

10.19	Registration Rights Agreement dated as of April 21, 2004, among Digital Recorders, Inc. and the investors named therein(12)

10.20	Form of Warrant dated as of April 21, 2004, issued by Digital Recorders, Inc. to each of the Investors named in the Securities Purchase Agreement filed as Exhibit 10.18 hereto(12)

10.21	Warrant, dated April 26, 2004, issued by the Company to Roth Capital Partners, LLC(13)

10.22	Amendment No. 2 to Rights Agreement, dated July 8, 2004, between Digital Recorders, Inc. and Continental Stock Transfer & Trust Company(14)

10.23	Securities Purchase Agreement, dated October 5, 2004, between the Company and Riverview Group LLC(15)

10.24	Registration Rights Agreement, dated October 5, 2004, between the Company and Riverview Group LLC(15)

10.25	Warrant, dated October 6, 2004, issued by the Company to Riverview Group, LLC (15)

10.26	Amended and Restated Warrant, dated October 6, 2004, issued by the Company to Roth Capital Partners, LLC(17)

10.27	Executive Employment Agreement, between the Company and David N. Pilotte, dated October 25, 2004(16)

10.28	First Lease Amendment, between the Company and Property Reserve, Inc., f/k/a The Prudential Savings Bank, F.S.B., dated December 11, 2002 (18)

10.29	Second Lease Amendment, between the Company and Property Reserve, Inc., f/k/a The Prudential Savings Bank, F.S.B., dated June 18, 2003 (18)

10.30	Third Lease Amendment, between the Company and Property Reserve, Inc., f/k/a The Prudential Savings Bank, F.S.B., dated August 21, 2003 (18)

10.31	Fourth Lease Amendment, between the Company and Property Reserve, Inc., f/k/a The Prudential Savings Bank, F.S.B., dated September 8, 2003 (18)

10.32	First Amendment, between the Company and Sterling Plaza Limited Partnership, d/b/a Dallas Sterling Plaza Limited Partnership, dated August 25, 2003 (18)

10.33	Second Amendment, between Sterling Plaza Limited Partnership, d/b/a Dallas Sterling Plaza Limited Partnership and the Company, dated September 17, 2004 (18)

Exhibit
No.	Document

21.1	Listing of Subsidiaries of the Company (filed herewith)

23.1	Consent of PricewaterhouseCoopers, LLP (filed herewith)

23.2	Consent of McGladrey & Pullen, LLP (filed herewith)

31.1	Section 302 Certification of David L. Turney (filed herewith)

31.2	Section 302 Certification of David N. Pilotte (filed herewith)

32.1	Section 906 Certification of David L. Turney (filed herewith)

32.2	Section 906 Certification of David N. Pilotte (filed herewith)

(1)	Incorporated herein by reference from the Company’s Registration Statement on Form S-3, filed with the SEC on December 23, 2003.

(2)	Incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on November 12, 2003.

(3)	Incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on April 14, 2004.

(4)	Incorporated herein by reference from the Company’s Registration Statement on Form SB-2.

(5)	Incorporated herein by reference from the Company’s Proxy Statement for the Annual Meeting of Shareholders for fiscal year 2000, filed with the SEC on June 6, 2001.

(6)	Incorporated herein by reference from the Company’s Registration Statement on Form SB-2, filed with the SEC (SEC File No. 33-82870-A).

(7)	Incorporated herein by reference from the Company’s Form 10-KSB/ A, filed with the SEC on May 21, 2001.

(8)	Incorporated herein by reference from the Company’s Form 10-KSB, filed with the SEC on March 27, 2002.

(9)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on August 30, 2002.

(10)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on November 12, 2003.

(11)	Incorporated herein by reference to the Company’s Registration Statement on Form S-3, filed with the SEC on April 16, 2004.

(12)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on April 22, 2004.

(13)	Incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004.

(14)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on July 8, 2004.

(15)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on October 7, 2004.

(16)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on October 22, 2004.

(17)	Incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004.

(18)	Incorporated herein by reference to the Company’s Registration Statement of Form S-1, filed with the SEC on January 4, 2005.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL RECORDERS, INC.

By:	/s/ DAVID L. TURNEY

David L. Turney
Chair of the Board, Chief Executive Officer
and President (Principal Executive Officer)
Date: March 31, 2005
      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID L. TURNEY David L. Turney	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 31, 2005

/s/ DAVID N. PILOTTE David N. Pilotte	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2005

/s/ RUSSELL C. CLEVELAND Russell C. Cleveland	Director	March 31, 2005

/s/ NURIA I. FERNANDEZ Nuria I. Fernandez	Director	March 31, 2005

/s/ JOHN D. HIGGINS John D. Higgins	Director	March 31, 2005

/s/ J. PHILLIPS L. JOHNSTON J. Phillips L. Johnston, J.D.	Director	March 31, 2005

/s/ C. JAMES MEESE JR. C. James Meese Jr.	Director	March 31, 2005

/s/ STEPHANIE L. PINSON Stephanie L. Pinson	Director	March 31, 2005

/s/ JOHN K. PIROTTE John K. Pirotte	Director	March 31, 2005

/s/ LAWRENCE A. TAYLOR Lawrence A. Taylor	Director	March 31, 2005

/s/ JULIANN TENNEY Juliann Tenney, J.D.	Director	March 31, 2005

SCHEDULE II
DIGITAL RECORDERS, INC.
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2004, 2003 and 2002

	Balance at	Additions
	Beginning of	Charged to Costs	Deductions		Balance at
	Year	and Expenses	(a)		End of Year

	(In thousands)
Allowance for Doubtful Accounts
Year ended December 31, 2004	$115	$110	$(53	)(a)	$172
Year ended December 31, 2003	146	32	(63	)(a)	115
Year ended December 31, 2002	115	88	(57	)(a)	146

(a)	Write-off of uncollectible accounts.