Form 10-Q
period 2005-03-31
DIGITAL RECORDERS INC
filed 2005-05-17
CIK 853695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2005
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
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):     Yes ☐          No ☑
      Indicate the number of shares outstanding of the Registrant’s Common Stock as of May 13, 2005:

Common Stock, par value $.10 per share	9,660,848
(Class of Common Stock)	Number of Shares

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
DIGITAL RECORDERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004

	(Unaudited)	(Note 1)
	(In thousands, except shares)
ASSETS
Current Assets
Cash and cash equivalents	$819	$841
Trade accounts receivable, net	9,884	10,208
Other receivables	444	259
Inventories	9,510	9,187
Prepaids and other current assets	548	381

Total current assets	21,205	20,876

Property and equipment, net	3,743	3,562
Goodwill, net	10,914	11,636
Intangible assets, net	1,371	1,490
Deferred tax assets, net	126	148
Other assets	459	329

Total assets	$37,818	$38,041

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Lines of credit	$5,355	$3,717
Current maturities of long-term debt	2,409	2,394
Accounts payable	4,936	4,525
Accrued expenses	2,195	2,241
Preferred stock dividends payable	39	52

Total current liabilities	14,934	12,929

Long-term debt and capital leases, less current maturities	231	653

Deferred tax liabilities	376	377

Minority interest in consolidated subsidiary	506	441

Commitments and contingencies (Note 7)	—	—
Shareholders’ Equity
Series E Redeemable, Nonvoting, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 500 shares authorized; 207 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	615	615
Series AAA Redeemable, Nonvoting, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 20,000 shares authorized; 178 and 246 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively; redeemable at the discretion of the Company	890	1,230
Common stock, $.10 par value, 25,000,000 shares authorized; 9,660,848 and 9,599,036 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	966	960
Additional paid-in capital	30,178	29,815
Accumulated other comprehensive income — foreign currency translation	2,677	3,617
Accumulated deficit	(13,555)	(12,596)

Total shareholders’ equity	21,771	23,641

Total liabilities and shareholders’ equity	$37,818	$38,041

See accompanying notes to consolidated financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

	Three Months Ended
	March 31,

	2005	2004

	(In thousands, except shares
	and per share amounts)
	(Unaudited)
Net sales	$10,629	$12,136
Cost of sales	6,361	7,137

Gross profit	4,268	4,999

Operating expenses
Selling, general and administrative	4,530	3,870
Research and development	384	534

Total operating expenses	4,914	4,404

Operating income (loss)	(646)	595

Other income	44	41
Foreign currency loss	(117)	(115)
Interest expense	(124)	(241)

Total other income and interest expense	(197)	(315)

Income (loss) before income tax expense	(843)	280
Income tax expense	(51)	(77)

Income (loss) before minority interest in income of consolidated subsidiary	(894)	203
Minority interest in income of consolidated subsidiary	(65)	(36)

Net income (loss)	(959)	167
Preferred stock dividends	(41)	(81)

Net income (loss) applicable to common shareholders	$(1,000)	$86

Net income (loss) per share
Basic and diluted	$(0.10)	$0.02

Weighted average number of common shares and common share equivalent outstanding
Basic	9,601,096	3,944,475

Diluted	9,601,096	4,110,127

See accompanying notes to consolidated financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

	Three Months Ended
	March 31,

	2005	2004

	(In thousands)
	(Unaudited)
Cash flows from operating activities
Net income (loss)	$(959)	$167
Adjustments to reconcile net income (loss) to net cash used in operating activities
Deferred income taxes	13	73
Depreciation of property and equipment	266	157
Amortization of intangible assets	30	41
Bad debt expense	10	—
Other, primarily effect of foreign currency gain/loss	120	77
Minority interest	65	36
Changes in operating assets and liabilities
(Increase) decrease in trade accounts receivable	122	(2,700)
Increase in other receivables	(199)	(42)
Increase in inventories	(494)	(557)
(Increase) decrease in prepaids and other current assets	(180)	83
Increase in accounts payable	491	913
Increase (decrease) in accrued expenses	20	(105)

Net cash used in operating activities	(695)	(1,857)

Cash flows from investing activities
Purchases of property and equipment	(566)	(286)
Purchases of other assets	(159)	(67)

Net cash used in investing activities	(725)	(353)

Cash flows from financing activities
Proceeds from bank borrowings and lines of credit	14,447	12,776
Principal payments on bank borrowings and lines of credit	(12,976)	(11,459)
Proceeds from issuance of Series E preferred stock	—	290
Cost of financing	27	—
Payment of dividends on preferred stock	(53)	(44)

Net cash provided by financing activities	1,445	1,563

Effect of exchange rate changes on cash and cash equivalents	(47)	(131)

Net decrease in cash and cash equivalents	(22)	(778)
Cash and cash equivalents at beginning of period	841	970

Cash and cash equivalents at end of period	$819	$192

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$39	$223

Cash paid during the period for income taxes	$33	$—

Supplemental disclosures of non-cash investing and financing activities
Conversion of preferred stock to common stock	$340	$—

Fair value of warrants issued for services and financing	$11	$—

See accompanying notes to consolidated financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
      In this Quarterly Report on Form 10-Q, we will refer to Digital Recorders, Inc. as “DRI,” “Company,” “we,” “us” and “our.” DRI was incorporated in 1983 and became a public company through an initial public offering in November 1994. DRI’s Common Stock, $.10 par value per share, trades on the NASDAQ SmallCap Markettm under the symbol “TBUS” and on the Boston Stock Exchange under the symbol “TBU.”
      Through its business units and wholly owned subsidiaries, DRI manufactures, sells, and services information technology and audio surveillance technology products either directly or through contractors. DRI currently operates within two major business segments: (1) the Transportation Communications segment, and (2) the Law Enforcement and Surveillance segment. Customers include municipalities, regional transportation districts, federal, state and local departments of transportation, bus manufacturers, and law enforcement agencies and organizations. The Company markets to customers located in North and South America, Far East, Middle East, Asia, Australia, and Europe.

(1)	BASIS OF PRESENTATION AND DISCLOSURE
      The unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments and information (consisting only of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods presented.
      The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results to be expected for the full calendar year.
      Certain amounts in prior periods have been reclassified to conform with the current period presentation. These reclassifications had no impact on previously reported consolidated results of operations or shareholders’ equity.

Revenue Recognition
      Revenue from product sales is recognized upon the shipment of products to customers, based upon purchase agreements, established pricing, and defined shipping and delivery terms. Even though the Company receives customer sales orders that may require scheduled product deliveries over several months, sales are only recognized upon physical shipment of the product to the customer.
      Revenue from more complex or time-spanning projects within which there are multiple deliverables including products, services, and software are accounted for in accordance with Statement of Position 97-2, “Software Revenue Recognition” and Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” depending upon the facts and circumstances unique to each project. Under each of these Statements of Position, revenue is recognized over the life of the project based upon (1) meeting specific delivery or performance criteria, or (2) based upon the percentage of project completion achieved in each accounting period.
      Service revenues and software licensing revenues were less than 3% of revenue for the quarters ended March 31, 2005, and 2004, but may increase in future periods due to higher post warranty repairs, retrofit installation, and other service-related and software revenues not offered in previous years.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      Had compensation cost for the stock option plans been determined using the fair value method prescribed in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the pro forma basic and diluted net income (loss) per common share would have been as follows:

	Three Months
	Ended March 31,

	2005	2004

	(In thousands,
	except per share
	amounts)
Net income (loss) applicable to common shareholders	$(1,000)	$86
Deduct: Stock based employee compensation expense determined under fair value method	(39)	(13)

Pro forma net income (loss) applicable to common shareholders	$(1,039)	$73

Basic and diluted net income (loss):
As reported	$(0.10)	$0.02
Pro forma	$(0.11)	$0.02
      In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under certain employee stock purchase plans, stock options, restricted stock, and stock appreciation rights. SFAS No. 123R will require the Company to expense SBP awards over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Compensation cost for SBP transactions will be measured at fair value using a Black-Scholes or similar bi-nomial model. SFAS No. 123R requires us to adopt the new accounting provisions beginning in our first quarter of 2006. As of March 31, 2005, the Company has not completed an evaluation of the impact of applying the various provisions of SFAS No. 123R.

(2)	PRINCIPLES OF CONSOLIDATION
      The accompanying unaudited consolidated financial statements include the Company and its wholly owned subsidiaries. All significant intercompany balances and intercompany transactions have been eliminated in consolidation.

(3)	GOODWILL AND OTHER INTANGIBLE ASSETS
      The Company previously recorded goodwill in connection with its acquisitions of Digital Audio Corporation and Mobitec AB. The Company completed its annual goodwill and indefinite life intangible asset impairment evaluation as of December 31, 2004, and concluded that no impairment existed. In the Company’s

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
opinion, no significant changes have occurred related to the operations or in the carrying amount of goodwill for either of the Company’s operating segments or in the composition of the Company’s acquired intangible assets and the associated accumulated amortization since December 31, 2004. Therefore, an interim impairment evaluation has not been performed by the Company as of March 31, 2005.

(4)	INVENTORIES

	March 31,	December 31,
	2005	2004

	(In thousands)
Raw materials and system components	$6,738	$5,969
Work in process	182	177
Finished goods	2,590	3,041

Total inventories	$9,510	$9,187

(5)	PROPERTY AND EQUIPMENT

	Estimated
	Depreciable	March 31,	December 31,
	Lives (Years)	2005	2004

		(In thousands)
Leasehold improvements	5 - 9	$169	$164
Automobiles	5	3	3
Computer and telecommunications equipment	3	1,104	1,068
Software	3	2,523	2,623
Test equipment	5	257	252
Furniture and fixtures	3 - 7	2,117	2,070
Software projects in progress	3	983	635

		7,156	6,815
Less accumulated depreciation and amortization		3,413	3,253

Total property and equipment, net		$3,743	$3,562

(6)	ACCRUED EXPENSES

	March 31,	December 31,
	2005	2004

	(In thousands)
Salaries, commissions, and benefits	$993	$1,104
Taxes — payroll, sales, income, and other	548	531
Warranties	230	232
Current portion of capital leases	52	48
Interest payable	65	60
Other accrued expenses	307	266

Total accrued expenses	$2,195	$2,241

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	LINES OF CREDIT AND LONG-TERM DEBT

a) Lines of Credit
      U.S. Working Capital Line of Credit. The Company has a three-year asset-based lending agreement (the “Credit Agreement”) with LaSalle Business Credit LLC (“LBC”) that provides up to $10.0 million in borrowings to be used for acquisitions, working capital, and general corporate purposes. The borrowing is inclusive of $2.0 million for Letters of Credit and $500 thousand for term loans. The interest rate on loans under this agreement is the published prime lending rate (5.75 percent at March 31, 2005) plus 1.75 percent. There is an annual fee equal to .75 percent on the aggregate undrawn face amount, less letters of credit outstanding. The Credit Agreement includes customary covenants and conditions relating to the conduct and operation of the Company’s business.
      At March 31, 2005, the Company was not in compliance with the fixed charge coverage ratio within the Credit Agreement but obtained a waiver on March 31, 2005.
      At March 31, 2005, borrowing availability under the Credit Agreement was $1.7 million.
      International Lines of Credit. Mobitec AB, the Company’s wholly owned Swedish subsidiary, has agreements with banks in Sweden from which it may currently borrow up to a maximum of 16 million krona or $2.2 million U.S. based on the March 31, 2005, exchange rate of 0.1415. Additional borrowing availability at March 31, 2005, amounted to approximately $141 thousand.
      Transit Media-Mobitec GmbH, the Company’s wholly owned subsidiary in Germany, has an agreement with a German bank from which it may currently borrow up to a maximum of 512 thousand Euros or $661 thousand U.S. based on the March 31, 2005, exchange rate of 1.2916. Additional borrowing availability at March 31, 2005, amounted to approximately $256 thousand.
      Lines of credit consist of the following:

	March 31,	December 31,
	2005	2004

	(In thousands)
Line of credit with LaSalle Business Credit, dated November 6, 2003, as amended, payable in full November 15, 2006, secured by accounts receivable, inventory and all assets of the U.S. based domestic entities of the Company	$2,836	$1,050
Line of credit with Swedish bank dated December 31, 2004, secured by certain assets of the Swedish subsidiary, Mobitec AB, and a cash deposit. Average interest rate of 3.00 percent	1,381	1,324
Line of credit with Swedish bank dated December 31, 2004, secured by accounts receivable of the Swedish subsidiary, Mobitec AB, with an average interest rate of 3.85 percent	733	871
Line of credit with German bank dated June 23, 2004, secured by accounts receivable and inventory of the German subsidiary, Transit Media — Mobitec GmbH, with an average interest rate of 3.32 percent	405	472

Total lines of credit	$5,355	$3,717

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

b) Long-Term Debt
      Long-term debt consists of the following:

	March 31,	December 31,
	2005	2004

	(In thousands)
Unsecured note to the former owner of Mobitec AB, dated June 28, 2001, payable in full June 30, 2005, with an interest rate of 10 percent	$1,537	$1,715
Note payable to a Swedish bank, dated June 28, 2001, payable in 20 quarterly installments of $166 thousand including interest at 5.35 percent. Note collateralized by stock of Swedish holding company and consolidated subsidiary	778	999
Convertible debenture dated August 26, 2002, payable in full August 26, 2009, with an interest rate of 8 percent	250	250

Total long-term debt	2,565	2,964
Less current maturities	2,409	2,394

	156	570
Long-term portion of capital leases	75	83

Total long-term debt and capital leases, less current maturities	$231	$653

      Interest expense was $124 and $241 thousand for the three months ended March 31, 2005, and 2004, respectively.
      At March 31, 2005, the Company was not in compliance with the fixed charge coverage ratio within the convertible debenture agreement but obtained a waiver for violation of the covenant.

(8)	PREFERRED STOCK
      The Company’s preferred stock consists of 5,000,000 shares, par value $.10 per share, 20,000 shares of which are designated as Series AAA Redeemable Nonvoting Convertible Preferred Stock, 500 shares of which are designated as Series E Redeemable Nonvoting Convertible Preferred Stock, 400 shares of which are designated as Series F Convertible Preferred Stock, and 4,979,100 shares of which remain undesignated. As of March 31, 2005, we had 178 shares of Series AAA stock and 207 shares of Series E stock outstanding. There are no shares of Series F stock outstanding.
      At a meeting of Series AAA Preferred Stock holders held on February 10, 2005, the Series AAA shareholders voted to amend the Company’s Articles of Incorporation to: (1) reduce the annual dividend rate for each share of Series AAA Preferred Stock from 10 percent to 5 percent, and (2) reduce the conversion rate for each share of Series AAA Preferred Stock from $8.00 per share to $5.50 per share which will result in the number of Common Shares issuable upon the conversion of a single share of Series AAA Preferred Stock increasing from 625 shares to 909 shares and result in the issuance of 161,802 shares if all Series AAA Preferred shares were converted.
      On March 29, 2005, 68 shares of Series AAA Preferred stock with a liquidation value of $340 thousand were converted into 61,812 shares of the Company’s Common Stock.

(9)	PER SHARE AMOUNTS
      The basic net income (loss) per common share has been computed based upon the weighted average shares of Common Stock outstanding. Diluted net income per common share has been computed based upon the weighted average shares of Common Stock outstanding and shares that would have been outstanding

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
assuming the issuance of Common Stock for all potentially dilutive equities outstanding. The Company’s convertible preferred stock, convertible debt, options and warrants represent the only potentially dilutive equities outstanding.
      No recognition was given to potentially dilutive securities aggregating 2,451,437 shares in the three months ended March 31, 2005, since, due to the net loss in that period, such securities would have been anti-dilutive. At March 31, 2004, 165,652 of 5,367,182 potentially dilutive securities were included in computing diluted net income per share.

	Three Months Ended
	March 31,

	2005	2004

Weighted average shares outstanding — Basic	9,601,096	3,944,475
Effect of dilutive securities on shares outstanding
Options	—	115,347
Warrants	—	50,305

Weighted average shares outstanding — Diluted	9,601,096	4,110,127

(10)	TRANSLATION OF FOREIGN CURRENCY
      The local currency of each of the countries of the operating foreign subsidiaries is considered to be the functional currency. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as the cumulative translation adjustment included in accumulated comprehensive income (loss) in shareholders’ equity. Realized gains and losses on foreign currency transactions are included in the results from operations for the period.

(11)	COMPREHENSIVE INCOME (LOSS)
      Comprehensive income (loss) for the three months ended March 31 2005, and 2004 consists of the following:

	Three Months Ended
	March 31,

	2005	2004

Net income (loss)	$(959)	$167
Foreign currency translation adjustment	(940)	(489)

Total comprehensive loss	$(1,899)	$(322)

(12)	SEGMENT INFORMATION
      The Company has two principal business segments, which are based upon differences in products, technology, and markets: (1) Transportation Communications segment; and (2) Law Enforcement and Surveillance segment. The Transportation Communications segment produces automated announcement and passenger information systems and electronic destination sign products for municipalities, regional transportation districts, departments of transportation, and bus vehicle manufacturers. Some of the Transportation Communications products have security related functionality. The Law Enforcement and Surveillance

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
segment produces digital signal processing products for law enforcement agencies and intelligence gathering organizations.
      Operating income (loss) for each segment is total sales less operating expenses applicable to the segment. Certain corporate overhead expenses including executive salaries and benefits, public company administrative expenses, legal and audit fees, and interest expense are not included in segment operating income (loss). Segment long-lived assets include net property and equipment, net intangible assets, net goodwill, and other assets. Sales, operating income (loss) and long-lived assets, and geographic information for the operating segments are as follows:

	Three Months Ended
	March 31,

	2005	2004

	(In thousands)
Net sales
Transportation communications	$10,259	$11,834
Law enforcement and surveillance	370	302
Parent entities	—	—

	$10,629	$12,136

Operating income (loss)
Transportation communications	$743	$1,727
Law enforcement and surveillance	—	1
Parent entities	(1,389)	(1,133)

	$(646)	$595

Geographic information — net sales
NAFTA	$5,358	$6,851
European	3,588	4,150
Asian-Pacific	886	274
Middle-Eastern	7	232
South American	790	629

	$10,629	$12,136

	March 31,	December 31,
	2005	2004

Long-lived assets
NAFTA	$4,577	$4,193
European	11,763	12,683
Asian-Pacific	33	35
South American	114	106

	$16,487	$17,017

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13)	INCOME TAXES
      As a result of its net operating loss carryforwards, the Company has significant deferred tax assets. SFAS No. 109, “Accounting for Income Taxes” (“FAS 109”), requires a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.
      Accordingly, the Company recorded a benefit of $380 thousand resulting from its taxable loss during the three months ended March 31, 2005; and simultaneously recorded a valuation allowance equal to the benefit. The Company’s total deferred tax assets as of March 31, 2005, are $4.2 million and its deferred tax valuation allowance is $4.1 million. In addition, as a result of its equity transactions during 2004, the Company has determined its ability to use its net operating loss carryforwards and related tax benefits in any single year are limited under the Internal Revenue Code.
      The Company’s current tax expense of $51 thousand consists of $13 thousand from U.S. tax jurisdictions and of $38 thousand from foreign jurisdictions. The Company’s effective tax rate of 5.5 percent for the three months ended March 31, 2005, was different than the expected statutory tax benefit rate of 35 percent primarily due to recording 100 percent valuation allowance on U.S. deferred tax assets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT ARE IN ITEM 1 OF THIS DOCUMENT AND THE 2004 ANNUAL REPORT ON FORM 10-K.

Business — General
      Through its business units and wholly owned subsidiaries, DRI designs, manufactures, sells, and services information technology and audio surveillance technology products either directly or through contractors. DRI currently operates within two major business segments: (1) the Transportation Communications segment; and (2) the Law Enforcement and Surveillance segment.
      DRI’s Transportation Communications segment produces passenger information communication products under the DR-Talking Bus®, TwinVision®, and Mobitec® brand names, which are sold to transportation vehicle equipment customers worldwide. Some of these products have security related functionality.
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
      DRI’s Law Enforcement and Surveillance segment consists of Digital Audio Corporation (“DAC”), a wholly owned subsidiary of DRI based in Durham, N.C. Acquired in February 1995, DAC’s products include a line of digital audio filter systems and digital audio recorders. These products are used to improve the quality and intelligibility of both live and recorded voices. DAC serves U.S. federal, state, and local law enforcement agencies and organizations, as well as some of their qualified and eligible counterparts abroad. DAC’s customers include U.S. federal, state, and local law enforcement agencies or organizations; U.S. military and intelligence organizations; comparable national and regional agencies of foreign governments; and private and industrial security and investigation firms.

Critical Accounting Policies and Estimates
      Our significant accounting policies and methods used in the preparation of the Consolidated Financial Statements are discussed in Note 1 of the Notes to Consolidated Financial Statements presented in our 2004 Annual Report on Form  10-K. The following is a listing of the Company’s critical accounting policies, which have not changed from the date of filing of the annual report:

•	Allowance for doubtful accounts

•	Inventory valuation

•	Intangible assets and goodwill

•	Income taxes, including deferred tax assets

•	Revenue recognition
      The financial statements include amounts that are based on management’s best estimates and judgments. The most significant estimates relate to allowance for uncollectible accounts receivable, inventory obsolescence, depreciation, intangible asset valuations and useful lives, goodwill impairment, warranty costs, taxes, and costs to complete long-term projects. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

Results of Operations
      The following discussion provides an analysis of our results of operations, liquidity, and capital resources. This should be read in conjunction with our unaudited consolidated financial statements and related notes thereto contained in Item 1 of this Quarterly Report. The operating results of the three-month periods presented were not significantly affected by inflation.
      The following table sets forth the percentage of our revenues represented by certain items included in our Statements of Operations:

	Three Months
	Ended March 31,

	2005	2004

Net sales	100.0%	100.0%
Cost of sales	59.8	58.8

Gross profit	40.2	41.2

Operating expenses
Selling, general and administrative	42.6	31.9
Research and development	3.6	4.4

Total operating expenses	46.2	36.3

Operating income (loss)	(6.0)	4.9
Other expense, foreign currency translation and interest	(1.9)	(2.6)

Income (loss) before income tax expense	(7.9)	2.3
Income tax expense	(0.5)	(0.6)

Income (loss) before minority interest in income of consolidated subsidiary	(8.4)	1.7
Minority interest in consolidated subsidiary	(0.6)	(0.3)

Net income (loss)	(9.0)%	1.4%

COMPARISON OF OUR RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
      Net Sales and Gross Profit. Our net sales for the three months ended March 31, 2005, decreased $1.5 million or 12.4 percent, from $12.1 million for the three months ended March 31, 2004, to $10.6 million for the three months ended March 31, 2005. Our gross profit for the three months ended March 31, 2005, decreased $731 thousand, or 14.6 percent, from $5.0 million for the three months ended March 31, 2004, to $4.3 million for the three months ended March 31, 2005. Following is a discussion of these changes in net sales and gross profit by segment.
      Transportation Communications Segment. For the three months ended March 31, 2005, sales of our transportation communications segment decreased $1.6 million, or 13.3 percent, from $11.8 million for the three months ended March 31, 2004, to $10.2 million for the three months ended March 31, 2005. The decrease resulted principally from lower U.S. domestic sales. The decrease in U.S. domestic sales is primarily attributable to lower sales volume and prices of integrated and electronic sign systems. Product prices on sales of products have declined in the first quarter 2005 compared to the first quarter 2004, primarily due to downward pressure from competitors. A slight increase in international sales is attributed to higher sales from our Brazilian and Australian subsidiaries, offset by lower sales from our Swedish and German subsidiaries and favorable foreign currency exchange rates for the first quarter of 2005 compared to the first quarter 2004.
      The increase in net sales due to foreign currency fluctuations for the period ended March 31, 2005, was approximately $355 thousand. DRI has no control over the foreign currency fluctuations and does not use currency hedging tools. Each of our foreign subsidiaries primarily conducts business in their respective functional currencies thereby reducing the impact of foreign currency transaction differences. If the

U.S. dollar strengthens compared to the foreign currencies converted, it is possible the total sales reported in U.S. dollars could decline. Expected sales growth in the Transportation Communications Segment will be dependent upon the expansion of new product offerings and technology, as well as expansion into new geographic areas. We believe our relatively high market share positions in most markets preclude significant sales growth from increased market share.
      Our transportation communications segment gross profit for the three months ended March 31, 2005 of $4.1 million, decreased $702 thousand, or 14.8 percent, from $4.8 million for the three months ended March 31, 2004. As a percentage of segment sales, our gross profit was 39.5 percent of our net segment sales for the three months ended March 31, 2005, as compared to 40.2 percent for the three months ended March 31, 2004. The net decrease was attributed to a decrease in U.S. domestic gross profits of $783 thousand, offset by a slight increase in international gross profits of $81 thousand. The U.S. gross profit percentage of sales for the three months ended March 31, 2005, was 36.2 percent as compared to 39.1 percent for the three months ended March 31, 2004. The 2.9 percent decrease in U.S. gross margins is primarily due to slight downward product pricing pressures from competitors and product mix; partially offset by continued cost reductions. The international gross profit percentage of sales for the three months ended March 31, 2005, was 42.8 percent as compared to 41.6 percent for the three months ended March 31, 2004. The increase in gross margins is primarily attributed to product mix.
      Though we may experience continued pricing pressure, we expect our gross margins within our individual product lines to be relatively stable in the near term as we continue to recognize cost savings resulting from recent and future cost reduction efforts. However, period-to-period, overall gross margins will still reflect the variations in sales mix and geographical dispersion of product sales. Part of the cost reductions in 2005 should result from the full effect of 2004 cost initiatives including in-house production of sub-assemblies such as cabling and wiring harnesses. Producing such items in-house saves costs, allows better delivery times for our customers, and allows us to produce in quantities that are more efficient. We also expect improvements in gross margins through more frequent sales of a combination of products and services offering a broader “project” solution, and through the introduction of technology improvements.
      Law Enforcement and Surveillance Segment. For the three months ended March 31, 2005, sales for our law enforcement and surveillance segment increased $68 thousand or 22.7 percent, from $302 thousand for the three months ended March 31, 2004, to $370 thousand for the three months ended March 31, 2005. The increase is attributed to the reallocation of federal and state funds to support post 9/11 security issues.
      The segment gross profit for the three months ended March 31, 2005, decreased $61 thousand, or 25.1 percent, from $243 thousand for the three months ended March 31, 2004, to $182 thousand for the three months ended March 31, 2005. As a percentage of segment sales, our gross profit was 49.2 percent of our net segment sales for the three months ended March 31, 2005, as compared to 80.6 percent during the three months ended March 31, 2004. The decrease in the average gross margin percentage was primarily attributed to variation in product mix with greater content of purchased components having a lower margin and lower sales to the U.S. Federal Government. We believe improvement in our gross profit percentage is dependent upon overall economic and competitive conditions in the law enforcement and surveillance sector, introduction of new technology products, and the continued success of our on-going cost reduction programs.
      Selling, General and Administrative. Our selling, general and administrative expenses for the three months ended March 31, 2005 of $4.5 million, increased $660 thousand, or 17.1 percent, from $3.9 million for the three months ended March 31, 2004. The majority of this increase was comprised of outside service fees of $211 thousand including $83 thousand related to our compliance efforts in connection with the Sarbanes-Oxley Act of 2002 and $115 thousand related to outside engineering costs; increased compensation and benefits of $161 thousand including general increases and additional personnel in support of administration functions; public company costs of $73 thousand from additional audit and review costs related to securities registration statements; $61 thousand in recruiting fees; and $85 thousand related to increased travel costs. These increases were partially offset by a decrease in other expenses totaling $206 thousand including a decrease in legal fees of $91 thousand stemming from the resolution of certain litigation and decreases in numerous other expenses.

      As a percentage of our net sales, these expenses were 42.6 percent for the three months ended March 31, 2005, and 31.9 percent for the three months ended March 31, 2004. Management believes, that as sales increase, these expenses will decrease as a percentage of sales. However, in terms of absolute dollars, selling, general, and administrative expenses are planned to increase in future periods due to: (1) expansion into other geographic areas; (2) expansion through acquisition; (3) introduction of new products and services; and (4) compliance costs related to the Sarbanes-Oxley Act of 2002.
      Research and Development Expenses. Our research and development expenses of $384 thousand for the three months ended March 31, 2005, represented a decrease of $150 thousand, or 28.1 percent, from $534 thousand for the three months ended March 31, 2004. This category of expense includes internal engineering personnel and outside engineering expense for software and hardware development, sustaining product engineering and new product development. This expense decreased as a percentage of net sales 0.8 percent from 4.4 percent for the three months ended March 31, 2004, to 3.6 percent for the three months ending March 31, 2005, due to higher amounts being capitalized.
      Certain engineering personnel were used in the development of software and other expense incurred that met the capitalization criteria of SFAS No. 86, “Capitalization of Software Development Costs” during the three months ended March 31, 2005. The total amount of personnel and other expense capitalized in the three months ended March 31, 2005, was $363 thousand as compared to $175 thousand for the three months ended March 31, 2004. In the longer term, we expect our development expense to be in the range of approximately 5 to 8 percent as a percentage of sales.
      Operating Income (Loss). The net change in our operating income (loss) for the three months ended March 31, 2005, was a decrease of $1.2 million from net operating income of $595 thousand for the three months ended March 31, 2004, to a net operating loss of $646 thousand for the three months ended March 31, 2005. This decrease is primarily due to lower sales and higher cost of sales in the transportation communications segment, higher cost of sales in the law enforcement and surveillance segment and higher operating and personnel costs as described above.
      Other Income and Interest Expense. Other income and interest expense decreased $118 thousand from $315 thousand for the three months ended March 31, 2004, to $197 thousand for the three months ended March 31, 2005, due primarily to a decrease in interest expense of $109 thousand. The decrease in interest expense was due primarily to decreases in the amount of borrowings on our credit facilities and in the amount of outstanding long-term debt. In April 2004, approximately $4.0 million of convertible debentures with an annual interest rate of 8.0 percent were converted into Common Stock. Additionally, in April and October 2004, the Company completed two separate private placements of common shares totaling $5.0 million each and used the proceeds primarily to reduce debt and the working capital line of credit.
      Net Income (Loss) Applicable to Common Shareholders. The net change in our net income (loss) applicable to common shareholders for the three months ended March 31, 2005, was a decrease of $1.1 million from a net income of $86 thousand for the three months ended March 31, 2004, to a net loss of $1.0 million for the three months ended March 31, 2005. This decrease is primarily due to the factors previously addressed.

Future Outlook
      Recent Results. Although results of the first quarter 2005 were below our expectations primarily due to customer-requested order delays, we anticipate the delivery of those orders will be substantially completed in the second and third quarters of 2005.
      Pending Legislation. We are encouraged by the U.S. House of Representatives’ measure to reauthorize the Transportation Equity Act for the 21st Century (TEA-21) with the Transportation Equity Act: A Legacy for Users (TEA LU, H.R. 3). In March 2005, the U.S. House of Representatives’ Transportation and Infrastructure Committee marked up a bill to authorize $283.9 billion in funding for transit and highway programs over six years through the U.S. government’s fiscal year 2009. This includes a significant increase to $52.3 billion in guaranteed funding for public transportation. We believe this new legislation, if enacted, may substantially stabilize the transit industry by helping to remove doubts about long-term funding. Those doubts, in our judgment, have caused slowness in our markets and the greater U.S. transit industry in 2004 and 2005. We also could experience some additional market weakness in the last half of 2005 before this new legislation becomes effective. However, the removal of some market uncertainties and the increased funding may be positive developments for our revenue outlook in fiscal year 2006 and beyond.
      The proposals for the U.S. government’s fiscal year 2006 budget would provide funding for targeted infrastructure protection and security-oriented initiatives within the U.S. Department of Homeland Security. These actions could potentially add up to $600 million in funding available for infrastructure protection initiatives, including transit and rail security. We must caution that this legislation is not complete and it could possibly fail or stall. Further, even if it were passed this year, it would not have a significant impact on our fiscal year 2005 revenue.
      New Products, New Services, and Other Factors. Many of the Company’s core products and services have, for a long time, included security-related elements. These existing products and services have provided transit authorities with the ability to not only gather and deliver better, timelier information, but also to enhance passenger security. We are adding new security-related features to our existing products and services, and we plan to introduce new products and services, to further enhance passenger security capabilities — a key focus for us in fiscal year 2005 and beyond.
      During 2005, we plan to (1) launch several additional products and services, including some that have specific security-related features and benefits for transit industry customers; (2) introduce new served markets in the U.S. and abroad; (3) intensify sales and marketing efforts in existing served markets; and (4) continue exploring acquisition and strategic alliance opportunities to further accelerate long-term growth.
      On May 10, 2005, the Company entered into a distribution agreement with Verint Systems Inc. (“Verint”) (NASDAQ: VRNT), based in Melville, N.Y. Verint is a leading provider of actionable intelligence solutions. Under the distribution agreement, Digital Recorders and Verint will work together to introduce new security-related products and services within Digital Recorders’ intelligent transportation system (ITS) market. Through the distribution agreement, which remains effective until the parties elect termination, the Company’s on-vehicle information capture, processing, and storage technologies will be partnered with Verint’s off-vehicle surveillance technologies to produce co-branded products offering a unique approach to security risk mitigation for operators of surface transportation systems. The resulting new security-related products will include on-vehicle video surveillance interfaces with the Company’s global positioning, satellite-based automatic vehicle locating (AVL) and automatic vehicle monitoring (AVM) products. Although we do not expect significant revenue or operating profit implications in fiscal year 2005, we do plan to build the foundation to generate profitable revenue in subsequent periods.
      Long-Term Outlook. We believe that new products and services and intensified sales and marketing efforts, when coupled with the anticipated favorable outcome of the reauthorization of the Transportation Equity Act: A Legacy for Users (TEA-LU, H.R. 3), may position us to attain $55 million to $60 million-plus annualized run rate revenue over the next 18 months to 24 months. At that level of revenue, we expect profitability, but we can offer no assurances of such. This discussion of our future outlook is further qualified and limited by those risks and assumptions discussed elsewhere in this Quarterly Report, and in our 2004 Annual Report on Form 10-K, particularly under the heading “Risk Factors Affecting Our Business and Prospects.”
OUR LIQUIDITY AND CAPITAL RESOURCES

For the Three Months Ended March 31, 2005, and 2004
      Our operating activities used net cash of $695 thousand and $1.9 million during the quarters ended March 31, 2005, and 2004, respectively. Net cash used primarily resulted from a net loss of $959 thousand and an increase in inventories in preparation of expected second quarter shipments. Sources of cash primarily resulted from an increase in accounts payable and accrued expenses as purchases in support of orders were made late in the quarter. Trade accounts receivable declined providing $122 thousand in sources of cash for the quarter. This decline is primarily a result of lower than expected sales during the period. Non-cash items of expense totaling $504 thousand were for deferred taxes, depreciation and amortization, bad debt expense, loss on foreign currency and minority interest. We do not consider the fluctuations in our working capital accounts as being a trend for the Company or the industry and markets in which we operate; but rather routine changes representative of our earnings cycle. We believe the Company’s working capital requirements will continue to increase with growth in our sales, primarily due to the timing between when we must pay our suppliers and the time we receive payment from our customers.
      Our investing activities used cash of $725 thousand and $353 thousand for the quarters ended March 31, 2005, and 2004, respectively. For the quarters ended March 31, 2005, and 2004, the primary uses of cash were for expenditures relating to internally developed software and purchases of computer, test, and office equipment. We do not anticipate any significant change in expenditures for or sales of capital equipment in the near future.
      Our financing activities provided net cash of $1.4 million and $1.6 million for the quarters ended March 31, 2005, and 2004, respectively. For the quarter ended March 31, 2005, our primary sources of cash were from borrowings under asset-based lending agreements. Our primary uses of cash for financing activities were payment of dividends and repayment of borrowings under the asset-based lending agreement of $53 thousand and $13.0 million, respectively. Future dividend requirements are expected to decrease in 2005 due to conversion of a significant portion of the Series AAA and Series E preferred stock. Cash provided by financing activities for the quarter ended March 31, 2005, and 2004 was primarily used to fund working capital requirements and for the purchase of fixed assets

Credit Agreements
      Lines of credit consist of the following revolving credit agreements, the proceeds of which are used to fund working capital requirements.
      U.S. Working Capital Line of Credit. The Company has a three-year asset-based lending agreement (the “Credit Agreement”) with LaSalle Business Credit LLC (“LBC”), that provides up to $10.0 million in borrowings to be used for acquisitions, working capital, and general corporate purposes. The borrowing is inclusive of $2.0 million for Letters of Credit and $500 thousand for term loans. The interest rate on loans under this agreement is the published prime lending rate (5.75 percent at March 31, 2005) plus 1.75 percent. There is an annual fee equal to .75 percent on the aggregate undrawn face amount, less letters of credit outstanding. The Credit Agreement includes customary covenants and conditions relating to the conduct and operation of the Company’s business.
      At March 31, 2005, the Company was not in compliance with the fixed charge coverage ratio within the Credit Agreement, as amended, but received a waiver from the lender on March 31, 2005.
      At March 31, 2005, borrowing availability under the Credit Agreement was $1.7 million.
      International Lines of Credit. Mobitec AB, the Company’s wholly owned Swedish subsidiary, has agreements with banks in Sweden from which it may currently borrow up to a maximum of 16 million krona, or $2.2 million U.S. based on the March 31, 2005, exchange rate of 0.1415. Additional borrowing availability at March 31, 2005, amounted to approximately $141 thousand. The line of credit agreements expire December 31, 2005. On or before expiration, the Company expects to renew these credit agreements with agreements substantially similar in terms and conditions.
      Transit Media-Mobitec GmbH, the Company’s wholly owned subsidiary in Germany, has an agreement with a German bank from which TM-M may currently borrow up to a maximum of 512 thousand Euros or $661 thousand U.S. based on the March 31, 2005, exchange rate of 1.2916. Additional borrowing availability at March 31, 2005, amounted to approximately $256 thousand.
      Long-term debt consists of the following notes and obligations, the proceeds of which were used to finance the Mobitec acquisition and for working capital requirements.
      An unsecured note in the amount of $1.5 million is payable to the former owner of Mobitec AB. The note, as amended, required three incrementally increasing quarterly payments due at the end of each successive quarter beginning with the third quarter of 2004 in the amounts of $50 thousand, $75 thousand, and $100 thousand with the remaining balance in the amount of $1.5 million due June 30, 2005. The quarterly payment due December 31, 2004, in the amount of $75 thousand, and the quarterly payment due March 31, 2005, in the amount of $100 thousand, were paid during the three months ended March 31, 2005. The unsecured note has an annual interest rate of 10.0 percent paid annually.
      A term loan from a Swedish bank dated June 28, 2001, having a balance of 5.5 million krona, or $778 thousand U.S. (based on the March 31, 2005, exchange rate of 0.1415), is payable in five (5) remaining quarterly payments of 1.1 million krona, or $156 thousand U.S. at an annual interest rate of 5.35 percent and is secured by stock of DRI’s Swedish holding company subsidiary, DRI-Europa AB, and its consolidated subsidiary, Mobitec AB.

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
      A convertible subordinated debenture in the amount of $250 thousand dated August 26, 2002, is payable to a shareholder and member of the Board of Directors, and is due in full August 26, 2009. At March 31, 2005, the Company was not in compliance with the fixed charge coverage ratio within the convertible debenture agreement but obtained a waiver for violation of the covenant.
      The Company believes the balance sheet equity raised through Series E, Series F, and common stock placements to date, together with the borrowing availability under its existing credit facilities are sufficient to fund existing operations for subsequent periods in 2005 when aggregated with other Company action plans and strategies to alleviate liquidity pressures.

Impact of Inflation
      We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2005, and 2004. However, there can be no assurance that future inflation would not have an adverse impact upon our future operating results and financial condition.
FORWARD-LOOKING STATEMENTS
      “Forward-looking” statements appear throughout this Quarterly Report. We have based these forward-looking statements on our current expectations and projections about future events. It is important to note our actual results could differ materially from those contemplated in our forward-looking statements as a result of various factors, including those described in Item 2 and in our 2004 Annual Report on Form 10-K in Item 7, Management’s Discussion and Analysis, under the caption “Risk Factors Affecting Our Business and Prospects” and Item 7A, “Quantitative and Qualitative Disclosure About Market Risk,” as well as all other cautionary language in this Quarterly Report. Readers should be aware that the occurrence of the events described in these considerations and elsewhere in this Quarterly Report could have an adverse effect on the business, results of operations or financial condition of the entity affected.
Forward-looking statements in this Quarterly Report include, without limitation, the following:

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
      Readers should be aware that all of our forward-looking statements are subject to a number of risks, assumptions and uncertainties, such as (and in no particular order):

•	Risks that we may not be able to meet our current and future capital requirements;

•	Risks that we may not be able to meet and maintain our existing debt obligations, including obligations to make payments under and meet financial covenants related to such debt instruments;

•	Risks regarding our future cash flow position;

•	Risks that insufficient internal controls over financial reporting may cause us to fail to meet our reporting obligations, result in material misstatements in our financial statements, and negatively affect investor confidence;

•	Risks that steps taken meant to resolve material weaknesses in internal controls identified in previous years audit may not provide continuing remediation;

•	Risks that we may be unable to achieve future expense reductions;

•	Risks that we may lose customers or that customer demand for our products and services may decline in future periods;

•	Risks that future federal legislation effecting the transportation and/or security industry will not be enacted or, if enacted, will not be beneficial to us;

•	Risks that there will be reductions in federal and/or state funding for the transportation and/or security industry in future periods;

•	Risks that we may be unable to grow through future acquisitions;

•	Risks that we may be unable to secure additional sources of capital to fund future growth, including the inability to secure additional equity financing;

•	Risks that future technological advances may not occur when anticipated or that future technological advances will make our current product and service offerings obsolete;

•	Risks that we may be unable to obtain alternate suppliers of our component parts if our current suppliers are no longer available or cannot meet our future needs for such parts; and

•	Risks that our efforts to protect and defend our intellectual property rights will not be sufficient.
      This list is only an example of the risks that may affect the forward-looking statements. If any of these risks or uncertainties materialize (or if they fail to materialize), or if the underlying assumptions are incorrect, then actual results may differ materially from those projected in the forward-looking statements.
      Additional factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, without limitation, those discussed elsewhere in this Quarterly Report, and in our 2004 Annual Report on Form 10-K, particularly under the heading “Risk Factors Affecting Our Business and Prospects.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our analysis, judgment, belief or expectation only as of the date of this Quarterly Report. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this Quarterly Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      There have been no significant changes in the Company’s exposure to market risk since December 31, 2004. See Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4.	CONTROLS AND PROCEDURES
Introduction
      “Disclosure Controls and Procedures” are defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as the controls and procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time period specified by the SEC’s rules and forms. Disclosure Controls and Procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding disclosure.
Evaluation of Disclosure Controls and Procedures
      As of March 31, 2005, management, including our principal executive officer and principal financial officer, performed an in-depth review of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and concluded, that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports filed under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic SEC reports.
      There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Required Reporting on Internal Control Over Financial Reporting
      In accordance with Section 404 of the Sarbanes-Oxley Act, we will be required to deliver our initial report on the effectiveness of our internal controls over financial reporting in connection with our annual report for the fiscal year ending December 31, 2006. Nothing discussed above should be interpreted by the reader so as to conclude the Company is currently compliant with Section 404 of the Sarbanes-Oxley Act of 2002. However, efforts to evaluate such compliance are currently underway.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
      None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
      On March 29, 2005, 68 shares of Series AAA Preferred stock with a liquidation value of $340 thousand were converted into 61,812 shares of the Company’s Common Stock. The conversion into Common Stock constituted an exchange with an existing security holder without payment for any solicitation, and was therefore exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
      At March 31, 2005, the Company was not in compliance with the fixed charge coverage ratio within the Credit Agreement with LaSalle Business Credit, as amended, but has obtained a waiver from the lender. All amounts due under the Credit Agreement are classified as a current liability. The amount outstanding at March 31, 2005, was $2.8 million. (See Note 7 “Lines of Credit and Long-term Debt” in PART I “FINANCIAL STATEMENTS” in this report.)
      At March 31, 2005, the Company was not in compliance with the fixed charge coverage ratio within the convertible debenture agreement but obtained a waiver for violation of the covenant. The amount due under the debenture agreement is classified as a current liability. The amount outstanding at March 31, 2005, was $250 thousand. (See Note 7 “Lines of Credit and Long-term Debt” in PART I “FINANCIAL STATEMENTS” in this report.)

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matter was submitted to a vote of the holders of our Common Stock during the first quarter of 2005.
      At a special meeting on February 10, 2005, holders of the non-registered Series AAA Preferred Stock voted to (1) reduce the annual dividend rate for each share of Series AAA Preferred Stock from 10 percent to 5 percent, and (2) reduce the conversion rate for each share of Series AAA Preferred Stock from $8.00 per share to $5.50 per share. These changes resulted in the number of Common Shares issuable upon the conversion of a single share of Series AAA Preferred Stock increasing from 625 shares to 909 shares. The reduction in the annual dividend rate will save the Company approximately $60 thousand per year in dividends. As of February 18, 2005, there were 246 shares of our Series AAA Preferred Stock issued and outstanding. A the special meeting holders of 151 shares of our Series AAA Preferred Stock voted in favor of these amendments, holders of 24 shares voted against, with holders of 2 shares abstaining.

ITEM 5.	OTHER INFORMATION
      None.

ITEM 6.	EXHIBITS
      The following documents are filed herewith or have been included as exhibits to previous filings with the SEC and are incorporated herein by this reference:

Exhibit
No.	Document

3.1	Amended and Restated Articles of Incorporation of the Company. Filed as exhibit 3.1 to the Company’s Form S-3 filed on December 23, 2003, (SEC File No. 333-111534).
3.2	Articles of Amendment to Articles of Incorporation of the Company containing Certificate of Designation of Series E Redeemable Nonvoting Convertible Stock. Filed with Form 8-K filed on November 12, 2003.

Exhibit
No.	Document

3.3	Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series F Redeemable Convertible Preferred Stock. Filed with Form 8-K filed on April 14, 2004.
3.4	Amended and Restated Bylaws of the Company. Filed with Registration Statement on Form SB-2 (SEC File No. 33-82870-A).
3.5	Amendment to Amended and Restated Bylaws of the Company. Filed with Proxy Statement for the Company’s 2001 Annual Meeting, filed on June 6, 2001.
3.6	Articles of Amendment to the Articles of Incorporation of the Company containing Series AAA Preferred Stock Change in Quarterly Dividend Accrual and Conversion Price. Filed with Form 10-K for the year ended December 31, 2004.
31.1	Section 302 Certification of David L. Turney (filed herewith)
31.2	Section 302 Certification of David N. Pilotte (filed herewith)
32.1	Section 906 Certification of David L. Turney (filed herewith)
32.2	Section 906 Certification of David N. Pilotte (filed herewith)

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL RECORDERS, INC.

Signature:	/s/ David N. Pilotte

By: David N. Pilotte

Title:	Chief Financial Officer

(Principal Financial and
Accounting Officer)
Date: May 17, 2005