Form 10-Q
period 2005-06-30
DIGITAL RECORDERS INC
filed 2005-08-15
CIK 853695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended June 30, 2005
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
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
     Indicate the number of shares outstanding of the Registrant’s Common Stock as of August 12, 2005:

Common Stock, par value $.10 per share	9,698,515
(Class of Common Stock)	Number of Shares

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item I. FINANCIAL STATEMENTS
DIGITAL RECORDERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share amounts)

	June 30, 2005	December 31, 2004
	(Unaudited)	(Note 1)
ASSETS
Current Assets
Cash and cash equivalents	$530	$841
Trade accounts receivable, net	10,827	10,208
Other receivables	275	259
Inventories	10,361	9,187
Prepaids and other current assets	425	381

Total current assets	22,418	20,876

Property and equipment, net	3,688	3,562
Goodwill, net	9,915	11,636
Intangible assets, net	1,248	1,490
Deferred tax assets, net	113	148
Other assets	337	329

Total assets	$37,719	$38,041

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Lines of credit	$5,620	$3,717
Current maturities of long-term debt	815	2,394
Accounts payable	5,564	4,525
Accrued expenses	2,558	2,241
Preferred stock dividends payable	36	52

Total current liabilities	14,593	12,929

Long-term debt and capital leases, less current maturities	70	653

Deferred tax liabilities	370	377

Minority interest in consolidated subsidiary	604	441

Commitments and contingencies (Note 7)	—	—

Shareholders’ Equity
Series E Redeemable, Nonvoting, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 500 shares authorized; 207 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively.	615	615
Series G Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 600 shares authorized; 386 and 0 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively; redeemable at the discretion of the Company after five years.	1,613	—
Series AAA Redeemable, Nonvoting, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 20,000 shares authorized; 178 and 246 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively; redeemable at the discretion of the Company.	890	1,230
Common stock, $.10 par value, 25,000,000 shares authorized; 9,690,848 and 9,599,036 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively.	969	960
Additional paid-in capital	30,478	29,815
Accumulated other comprehensive income — foreign currency translation	1,684	3,617
Accumulated deficit	(14,167)	(12,596)

Total shareholders’ equity	22,082	23,641

Total liabilities and shareholders’ equity	$37,719	$38,041

See accompanying notes to consolidated financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(In thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	$12,666	$11,746	$23,295	$23,882
Cost of sales	7,599	6,792	13,960	13,929

Gross profit	5,067	4,954	9,335	9,953

Operating expenses
Selling, general and administrative	4,967	4,276	9,497	8,146
Research and development	387	436	771	970

Total operating expenses	5,354	4,712	10,268	9,116

Operating income (loss)	(287)	242	(933)	837

Other income	80	40	124	81
Foreign currency gain (loss)	(116)	19	(233)	(96)
Interest expense	(138)	(349)	(262)	(590)

Total other income and interest expense	(174)	(290)	(371)	(605)

Income (loss) before income tax expense	(461)	(48)	(1,304)	232

Income tax benefit (expense)	(55)	33	(106)	(44)

Income (loss) before minority interest in income of consolidated subsidiary	(516)	(15)	(1,410)	188

Minority interest in income of consolidated subsidiary	(97)	10	(162)	(26)

Net income (loss)	(613)	(5)	(1,572)	162

Provision for preferred stock dividends	(306)	(93)	(347)	(174)
Amortization for discount on preferred stock	(275)	—	(275)	—

Net loss applicable to common shareholders	$(1,194)	$(98)	$(2,194)	$(12)

Net loss per share applicable to common shareholders
Basic and diluted	$(0.12)	$(0.01)	$(0.23)	$—

Weighted average number of common shares and common share equivalent outstanding
Basic and diluted	9,671,068	6,858,851	9,636,110	5,423,802

See accompanying notes to consolidated financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities
Net income (loss)	$(1,572)	$162
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Deferred income taxes	26	27
Depreciation of property and equipment	604	322
Amortization of intangible assets	30	84
Amortization of deferred financing costs	55	—
Bad debt expense	147	—
Gain on sale of fixed assets	(4)	—
Other, primarily effect of foreign currency gain/loss	118	(74)
Minority interest	162	26
Changes in operating assets and liabilities
Increase in trade accounts receivable	(1,125)	(2,862)
Increase in other receivables	(26)	(32)
Increase in inventories	(1,465)	(804)
(Increase) decrease in prepaids and other current assets	(83)	51
(Increase) decrease in other assets	(64)	109
Increase (decrease) in accounts payable	1,221	(1,400)
Increase (decrease) in accrued expenses	388	(482)

Net cash used in operating activities	(1,588)	(4,873)

Cash flows from investing activities
Proceeds from sale of fixed assets	10	—
Purchases of property and equipment	(303)	(163)
Investments in software development	(704)	(379)

Net cash used in investing activities	(997)	(542)

Cash flows from financing activities
Proceeds from bank borrowings and lines of credit	28,322	44,751
Principal payments on bank borrowings and lines of credit	(28,030)	(45,681)
Proceeds from issuance of preferred stock	1,930	290
Proceeds from issuance of common stock	60	6,313
Payment of dividends on preferred stock	(88)	(204)

Net cash provided by financing activities	2,194	5,469

Effect of exchange rate changes on cash and cash equivalents	80	(52)

Net increase (decrease) in cash and cash equivalents	(311)	2

Cash and cash equivalents at beginning of period	841	970

Cash and cash equivalents at end of period	$530	$972

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$125	$223

Cash paid during the period for income taxes	$64	$—

Supplemental disclosures of non-cash investing and financing activities:

Series F Preferred stock dividend paid-in-kind	$—	$20

Conversion of preferred stock to common stock	$340	$—

Relative fair value of warrants issued for services	$11	$—

Relative fair value allocated to warrants issued in connection with sale of Series G Preferred stock	$275	$—

Amortization of Series G Preferred stock beneficial conversion feature	$275	$—

See accompanying notes to consolidated financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     In this Quarterly Report on Form 10-Q, we will refer to Digital Recorders, Inc. as “DRI,” “Company,” “we,” “us” and “our.” DRI was incorporated in 1983 and became a public company through an initial public offering in November 1994. DRI’s Common Stock, $.10 par value per share, trades on the NASDAQ SmallCap Market™ under the symbol “TBUS” and on the Boston Stock Exchange under the symbol “TBU.”
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
     The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three and six months ended June 30, 2005, are not necessarily indicative of the results to be expected for the full calendar year.
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
     Service revenues are recognized upon completion of the services and include product repair not under warranty, city route mapping, product installation, training, consulting to transit authorities, and funded research and development projects. Service revenues were less than 2% of revenue for the three and six months ended June 30, 2005, and 2004, but may increase in future periods due to higher post warranty repairs, retrofit installation, and other service-related and software revenues not offered in previous years.
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
     Had compensation cost for the stock option plans been determined using the fair value method prescribed in SFAS No. 123, the pro forma basic and diluted net income (loss) per common share would have been as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Net loss applicable to common shareholders	$(1,194)	$(98)	$(2,194)	$(12)

Deduct: Stock based employee compensation expense determined under fair value method	(51)	(78)	(90)	(91)

Pro forma net loss applicable to common shareholders	$(1,245)	$(176)	$(2,284)	$(103)

Basic and diluted net loss:
As reported	$(0.12)	$(0.01)	$(0.23)	$—
Pro forma	$(0.13)	$(0.03)	$(0.24)	$(0.02)
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R addresses the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It focuses on share-based payment transactions with employees, including shares issued under certain employee stock purchase plans, stock options, restricted stock, and stock appreciation rights. SFAS No. 123R will require the Company to expense the cost of employee services over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Compensation cost of employee transactions will be based on the grant date at fair value using a Black-Scholes or similar bi-nomial model. SFAS No. 123R requires us to adopt the new accounting provisions beginning in our first quarter of 2006. As of June 30, 2005, the Company has not completed an evaluation of the impact of applying the various provisions of SFAS No. 123R.
(2) PRINCIPLES OF CONSOLIDATION
     The accompanying unaudited consolidated financial statements include the Company, its wholly owned subsidiaries, and its 50% interest in its Brazilian subsidiary. All significant intercompany balances and intercompany transactions have been eliminated in consolidation.
(3) GOODWILL AND OTHER INTANGIBLE ASSETS
     The Company previously recorded goodwill in connection with its acquisitions of Digital Audio Corporation and Mobitec AB. The Company completed its annual goodwill and indefinite life intangible asset impairment evaluation as of December 31, 2004, and concluded that no impairment existed. In the Company’s opinion, no significant changes have occurred related to the operations or in the carrying amount of goodwill for either of the Company’s operating segments or in the composition of the Company’s acquired intangible assets and the associated accumulated amortization since December 31, 2004. Therefore, an interim impairment evaluation has not been performed by the Company since December 31, 2004.

(4) INVENTORIES

	June 30,	December 31,
	2005	2004
	(In thousands)
Raw materials and system components	$7,449	$5,969
Work in process	218	177
Finished goods	2,694	3,041

Total inventories	$10,361	$9,187

(5) PROPERTY AND EQUIPMENT

	Estimated
	Depreciable	June 30,	December 31,
	Lives (years)	2005	2004
		(In thousands)
Leasehold improvements	5 - 9	$181	$164
Automobiles	5	3	3
Computer and telecommunications equipment	3	1,117	1,068
Software	3	2,756	2,623
Test equipment	5	260	252
Furniture and fixtures	3 - 7	2,064	2,070
Software projects in progress	3	893	635

		7,274	6,815
Less accumulated depreciation and amortization		3,586	3,253

Total property and equipment, net		$3,688	$3,562

(6) ACCRUED EXPENSES

	June 30,	December 31,
	2005	2004
	(In thousands)
Salaries, commissions, and benefits	$1,068	$1,104
Taxes — payroll, sales, income, and other	511	531
Warranties	243	232
Current portion of capital leases	45	48
Interest payable	22	60
Deferred revenue	352	6
Other accrued expenses	317	260

Total accrued expenses	$2,558	$2,241

(7) LINES OF CREDIT AND LONG-TERM DEBT
     a) Lines of Credit
     U.S. Working Capital Line of Credit. The Company has a three-year asset-based lending agreement (the “Credit Agreement”) with LaSalle Business Credit LLC (“LBC”) that provides up to $10.0 million in borrowings to be used for acquisitions, working capital, and general corporate purposes, see Note 15, “Subsequent Events” for discussion of change in borrowing limits. The borrowing is inclusive of $2.0 million for Letters of Credit and $500 thousand for term loans. The interest rate on loans under this agreement is the published prime lending rate (6.0 percent at June 30, 2005) plus 1.75 percent. There is an annual fee equal to .75 percent on the aggregate undrawn face amount, less letters of credit outstanding. The Credit Agreement includes customary covenants and conditions relating to the conduct and operation of the Company’s business. At June 30, 2005, the Company was not in compliance with the fixed charge coverage ratio within the Credit Agreement but obtained a waiver, for the period ended June 30, 2005, on July 1, 2005. At June 30, 2005, borrowing availability under the Credit Agreement was $1.3 million.

     International Lines of Credit. Mobitec AB, the Company’s wholly owned Swedish subsidiary, has agreements with banks in Sweden from which it may currently borrow up to a maximum of 18 million krona, or $2.3 million U.S., based on the June 30, 2005, exchange rate of 0.1278. Additional borrowing availability at June 30, 2005, amounted to approximately $399 thousand U.S.
     Transit Media-Mobitec GmbH, the Company’s wholly owned subsidiary in Germany, has an agreement with a German bank from which it may currently borrow up to a maximum of 512 thousand Euros, or $618 thousand U.S., based on the June 30, 2005, exchange rate of 1.2066. Additional borrowing availability at June 30, 2005, amounted to approximately $327 thousand U.S.
     Lines of credit consist of the following:

	June 30,	December 31,
	2005	2004
	(In thousands)
Line of credit with LaSalle Business Credit, dated November 6, 2003, as amended, payable in full November 15, 2006, secured by accounts receivable, inventory and all assets of the U.S. based domestic entities of the Company.	$3,429	$1,050

Line of credit with Swedish bank dated December 31, 2004, secured by certain assets of the Swedish subsidiary, Mobitec AB, and a cash deposit. Average interest rate of 3.00 percent.	987	1,324

Line of credit with Swedish bank dated December 31, 2004, secured by accounts receivable of the Swedish subsidiary, Mobitec AB, with an average interest rate of 3.73 percent.	914	871

Line of credit with German bank dated June 23, 2004, secured by accounts receivable and inventory of the German subsidiary, Transit M edia — Mobitec GmbH, with an average interest rate of 3.31 percent.	290	472

Total lines of credit	$5,620	$3,717

     b) Long-Term Debt
     Long-term debt consists of the following:

	June 30,	December 31,
	2005	2004
	(In thousands)
Unsecured note to the former owner of Mobitec AB, dated June 28, 2001, repaid as of June 30, 2005.	$—	$1,715

Note payable to a Swedish bank, dated June 28, 2001, payable in 20 quarterly installments of $166 thousand including interest at 5.35 percent. Note collateralized by stock of Swedish holding company and consolidated subsidiary.	565	999

Convertible debenture dated August 26, 2002, payable in full August 26, 2009, with an interest rate of 8 percent.	250	250

Total long-term debt	815	2,964
Less current maturities	815	2,394

	—	570
Long-term portion of capital leases	70	83

Total long-term debt and capital leases, less current maturities	$70	$653

     On June 30, 2005, the Company satisfied all obligations with the former owner of Mobitec AB, including the remaining principal balance outstanding and all accrued interest. See further discussion at Note 10, “Financing Transactions.”
     At June 30, 2005, the Company was not in compliance with the fixed charge coverage ratio within the convertible debenture agreement but obtained a waiver, for the period ended June 30, 2005, for violation of the covenant.
(8) PREFERRED STOCK
     The Company’s preferred stock consists of 5,000,000 authorized shares, par value $.10 per share, 20,000 shares of which are designated as Series AAA Redeemable Nonvoting Convertible Preferred Stock, 500 shares of which are designated as Series E Redeemable Nonvoting Convertible Preferred Stock, 400 shares of which are designated as Series F Convertible Preferred Stock, 600 shares designated as Series G Convertible Preferred Stock, and 4,978,500 shares of which remain undesignated. As of June 30, 2005, we had outstanding 178 shares of Series AAA Preferred, 207 shares of Series E Preferred, and 386 shares of Series G Preferred. There are no shares of Series F Preferred outstanding.
     At a meeting of Series AAA Preferred shareholders held on February 10, 2005, the Series AAA shareholders voted to amend the Company’s Articles of Incorporation to: (1) reduce the annual dividend rate for each share of Series AAA Preferred Stock from 10 percent to 5 percent, and (2) reduce the conversion rate for each share of Series AAA Preferred Stock from $8.00 per share to $5.50 per share which will result in the number of Common Shares issuable upon the conversion of a single share of Series AAA Preferred Stock increasing from 625 shares to 909 shares and result in the issuance of 161,802 shares if all Series AAA Preferred shares were converted.
     On March 29, 2005, 68 shares of Series AAA Preferred stock with a liquidation value of $340 thousand were converted into 61,812 shares of the Company’s Common Stock.
     On June 23, 2005, the Company amended the Company’s Article’s of Incorporation to designate 600 shares of preferred stock as Series G Convertible Preferred Stock (“Series G Preferred”). The annual dividend rate for each share of the Series G Preferred is 8% on the liquidation preference, compounded and paid quarterly, and payable in additional shares of Series G Preferred. On June 23, 2005, we issued 386 shares of the Series G Convertible Preferred, for further discussion see Note 10, “Financing Transactions.” All 386 shares remained outstanding as of June 30, 2005. In July 2005, the purchase of 50 shares of the Series G Preferred was rescinded, see Note 15, “Subsequent Events.”

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
     No recognition was given to potentially dilutive securities aggregating 3,576,605 and 3,988,037 shares in the three and six months ended June 30, 2005 and June 30, 2004, respectively. Due to the net loss applicable to common shareholders in that period, such securities would have been anti-dilutive.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Weighted average shares oustanding — Basic and Diluted	9,671,068	6,858,851	9,636,110	5,423,802

(10) FINANCING TRANSACTIONS
     On May 5, 2005, Mobitec AB, the Company’s wholly owned Swedish subsidiary, signed an amendment with its banks in Sweden which increased its maximum borrowing capacity from 16 million krona to 18 million krona, $2.0 million and $2.3 million U.S., respectively, based on the June 30, 2005, exchange rate of 0.1278.
     On May 31, 2005, three Directors of the Company exercised options to purchase 30,000 shares of the Company’s Common Stock at an exercise price of $2.00 per share. Proceeds to the Company totaled $60 thousand, all of which was used for general corporate and working capital purposes.
     On June 23, 2005, the Company sold 386 shares of Series G Preferred to two current investors, one a Director of the Company. The proceeds to the Company, net of issuance expenses, were $1,887,491, of which $1,574,576 was used to pay the outstanding principal balance and all accrued interest on the unsecured note to the former owner of Mobitec AB. The remaining proceeds were used for general corporate and working capital purposes. Series G Preferred is convertible at any time into shares of Common Stock at a conversion price of $2.21 per share of Common Stock, subject to certain adjustments, and, entitles the holders to voting rights on any matters on which holders of Common Stock are entitled to vote, based on the quotient obtained by dividing the liquidation preference by $2.23, excluding any fractional shares. The Company has the right to redeem the shares after five years. Holders of the Series G Preferred are entitled to receive cumulative quarterly dividends payable in additional shares of Series G Preferred at a rate of 8.0 percent per annum on the liquidation value of $5 thousand per share, subject to certain adjustments upward, and increasing by an additional 6.0 percent per annum after five years.
     In conjunction with the sale of Series G Preferred, the Company also granted the investors warrants to acquire 275,714 shares of common stock at an exercise price of $2.21, exercisable for a period of five years. The relative fair value allocated to the warrants of $274,586, calculated using the Black-Scholes model, has been treated as a discount to the Series G Preferred and was recorded as an increase in additional paid in capital. The issuance of the warrants resulted in a beneficial conversion feature of the Series G Preferred valued at $274,586. Such amount was reflected as a discount to the Series G Preferred and the entire amount was fully amortized as the shares are immediately convertible. As a result, the net effect of the beneficial conversion feature did not change additional paid-in-capital. The amortization of the discount on the preferred stock is added to the net loss to arrive at the net loss attributed to common stockholders.
     In July 2005, the purchase of 50 shares of the Series G Preferred was rescinded; see Note 15, “Subsequent Events.”
(11) TRANSLATION OF FOREIGN CURRENCY
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
(12) COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) for the three and six months ended June 30, 2005, and 2004 consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$(613)	$(5)	$(1,572)	$162
Foreign currency translation adjustment	(993)	(101)	(1,933)	(590)

Total comprehensive loss	$(1,606)	$(106)	$(3,505)	$(428)

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
     Operating income (loss) for each segment is total sales less operating expenses applicable to the segment. Certain corporate overhead expenses including executive salaries and benefits, public company administrative expenses, legal and audit fees, and interest expense are not included in segment operating income (loss), but rather are reported under “Parent entities.” Segment long-lived assets include net property and equipment, net intangible assets, net goodwill, and other assets. Sales, operating income (loss) and long-lived assets, and geographic information for the operating segments are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Net sales
Transportation communications	$12,410	$11,283	$22,669	$23,117
Law enforcement and surveillance	256	463	626	765
Parent entities (Corporate overhead)	—	—	—	—

	$12,666	$11,746	$23,295	$23,882

Operating income (loss)
Transportation communications	$1,248	$1,629	$1,991	$3,355
Law enforcement and surveillance	(69)	56	(69)	58
Parent entities (Corporate overhead)	(1,466)	(1,443)	(2,855)	(2,576)

	$(287)	$242	$(933)	$837

Geographic information — net sales
NAFTA	$6,763	$7,176	$12,121	$14,027
European	3,688	3,597	7,276	7,747
Asian-Pacific	906	370	1,792	644
Middle-Eastern	147	140	154	372
South American	1,162	463	1,952	1,092

	$12,666	$11,746	$23,295	$23,882

	June 30, 2005	December 31, 2004
Long-lived assets
NAFTA	$4,486	$4,193
European	10,530	12,683
Asian-Pacific	31	35
South American	141	106

	$15,188	$17,017

(14) INCOME TAXES
     As a result of its net operating loss carryforwards, the Company has significant deferred tax assets. SFAS No. 109, “Accounting for Income Taxes” (“FAS 109”), requires a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.
     Accordingly, the Company recorded a benefit of $312 thousand and $692 thousand resulting from its taxable loss during the three and six months ended June 30, 2005, respectively; and simultaneously recorded a valuation allowance equal to the benefit. The Company’s total deferred tax assets as of June 30, 2005, are $4.5 million and its deferred tax valuation allowance is $4.4 million. In addition, as a result of its equity transactions during 2004, the Company has determined its ability to use its net operating loss carryforwards and related tax benefits in any single year is limited under the Internal Revenue Code.
     The Company’s current tax expense of $106 thousand consists of $26 thousand from U.S. tax jurisdictions and of $80 thousand from foreign jurisdictions. The Company’s effective tax rate of 3.2 percent for the three months ended June 30, 2005, was different than the expected statutory tax benefit rate of 35 percent primarily due to recording 100 percent valuation allowance on U.S. deferred tax assets.
(15) SUBSEQUENT EVENTS
     On July 1, 2005, the Company amended the LaSalle Credit Agreement decreasing the line from $10 million to $6 million.
     On July 22, 2005, a former employee exercised options to purchase 7,667 shares of the Company’s Common Stock at exercise prices of $2.52 for 5,000 shares and $2.55 for 2,667 shares. Total proceeds to the Company were $19,400, all of which will be used for general corporate and working capital purposes.
     On July 25, 2005, the Company issued an unsecured subordinated promissory note for $252,301 to one of its investors. The note bears interest at a rate of 10.5% annum, paid on the last day of each month, and is due and payable, along with any unpaid interest, one year from the date of the note. In conjunction with the issuance of the note, the investor, at the Company’s request, rescinded his acquisition of 50 shares Series G Preferred, along with the associated warrants to purchase 35,714 shares of Common Stock, issued as part of the Series G Preferred transaction; see Note 10, “Financing Transactions”. No additional proceeds were received by the Company as a result of the note.

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
     Transportation vehicle equipment customers generally fall into one of two broad categories, including, end-user customers and original equipment manufacturers (“OEM”). DRI’s end-user customers include the following: municipalities; regional transportation districts; federal, state, and local departments of transportation; transit agencies; public, private, or commercial operators of vehicles; and rental car agencies. DRI’s OEM customers are the manufacturers of transportation vehicles. The relative percentage of sales to end-user customers compared to OEM customers varies widely and frequently from quarter-to-quarter and year-to-year, and within products and product lines comprising DRI’s mix of total sales in any given period.
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
Critical Accounting Policies and Estimates
     Our significant accounting policies and methods used in the preparation of the Consolidated Financial Statements are discussed in Note 1 of the Notes to Consolidated Financial Statements presented in our 2004 Annual Report on Form 10-K. The following is a listing of the Company’s critical accounting policies, which have not changed from the date of filing of the 2004 Annual Report:
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
     The following table sets forth the percentage of our revenues represented by certain items included in our Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.0	57.8	59.9	58.3

Gross profit	40.0	42.2	40.1	41.7

Operating expenses:
Selling, general and administrative	39.2	36.4	40.8	34.1
Research and development	3.1	3.7	3.3	4.1

Total operating expenses	42.3	40.1	44.1	38.2

Operating income (loss)	(2.3)	2.1	(4.0)	3.5
Other expense, foreign currency translation and interest	(1.4)	(2.5)	(1.6)	(2.5)

Income (loss) before income tax benefit (expense)	(3.7)	(0.4)	(5.6)	1.0
Income tax benefit (expense)	(0.4)	0.3	(0.5)	(0.2)

Income (loss) before minority interest in income of consolidated subsidiary	(4.1)	(0.1)	(6.1)	0.8
Minority interest in consolidated subsidiary	(0.8)	0.1	(0.7)	(0.1)

Net income (loss)	(4.9)%	0.0%	(6.8)%	0.7%

COMPARISON OF OUR RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
     Net Sales and Gross Profit. Our net sales for the three months ended June 30, 2005, increased $920 thousand or 7.8 percent, from $11.7 million for the three months ended June 30, 2004, to $12.7 million for the three months ended June 30, 2005. Our gross profit for the three months ended June 30, 2005, increased $114 thousand, or 2.3 percent, from $5.0 million for the three months ended June 30, 2004, to $5.1 million for the three months ended June 30, 2005. Following is a discussion of these changes in net sales and gross profit by segment.
     Transportation Communications Segment. For the three months ended June 30, 2005, sales of our transportation communications segment increased $1.1 million, or 10.0 percent, from $11.3 million for the three months ended June 30, 2004, to $12.4 million for the three months ended June 30, 2005. The increase resulted principally from higher sales from our foreign subsidiaries while U.S. domestic sales remained steady. The increase in international sales is attributed to higher sales within the European, Asian-Pacific, and South American markets, partially offset by unfavorable foreign currency exchange rates for the second quarter of 2005 compared to the second quarter 2004.
     The decrease in net sales due to foreign currency fluctuations for the period ended June 30, 2005, was approximately $135 thousand. DRI does not use currency hedging tools. Each of our foreign subsidiaries primarily conducts business in their respective functional currencies thereby reducing the impact of foreign currency transaction differences. If the U.S. dollar strengthens compared to the foreign currencies converted, it is possible the total sales reported in U.S. dollars could decline. Expected sales growth in the transportation communications segment will be dependent upon the expansion of new product offerings and technology, as well as expansion into new geographic areas. We believe our relatively high market share positions in some markets preclude significant sales growth from increased market share.
     While U.S. sales for the quarter ended June 30, 2005, remained steady overall as compared to the quarter ended June 30, 2004, we did experience offsetting increases and declines in sales of various OEM products and spare parts, a $600 thousand decline in programming services resulting from a one-time programming effort in the quarter ended June 30, 2004, and a $120 thousand increase in repair and service sales. Continued pricing pressures from customers and a change in customer mix led to some decline in OEM and spare parts sales, while sales of retrofit parts and sales of spare parts on older products no longer within the warranty period led to offsetting increases. Repair and service sales increased primarily due to higher sales to two customers; however, these type of sales tend to fluctuate greatly from period to period.

     Our transportation communications segment gross profit for the three months ended June 30, 2005, of $5.0 million, increased $361 thousand, or 7.8 percent, from $4.6 million for the three months ended June 30, 2004. As a percentage of segment sales, our gross profit was 40.4 percent of our net segment sales for the three months ended June 30, 2005, as compared to 41.2 percent for the three months ended June 30, 2004. The net increase in gross profit was attributed to an increase in foreign gross profits of $674 thousand, offset by a decrease in U.S. domestic gross profits of $313 thousand.
     The international gross profit as a percentage of sales for the three months ended June 30, 2005, was 42.8 percent as compared to 38.8 percent for the three months ended June 30, 2004. The increase in gross margins is primarily attributed to increased sales to customers with more favorable margins, as well as a decrease in higher commissionable sales in certain markets.
     The U.S. gross profit as a percentage of sales for the three months ended June 30, 2005, was 38.8 percent as compared to 42.8 percent for the three months ended June 30, 2004. In 2005, our U.S. domestic companies began in-house production of sub-assemblies such as cabling, wiring harnesses, and brackets. As in-house production has increased, costs, such as production salaries, that were not previously recorded as cost of sales are now included therein. These additional costs have contributed to the 4.0 percent decrease in the U.S. gross margins. Had these costs not been included in the quarter ended June 30, 2005, the gross margin would have been 43.0 percent, or a slight increase of 0.2 percent as compared to the three months ended June 30, 2004. The 0.2 percent comparable increase in U.S. gross margins is attributable to increased sales of OEM systems and LED products at more favorable margins, partially offset by an increase in warranty expense.
     Though we may experience continued pricing pressure, we expect our gross margins within our individual product lines to be relatively stable in the near term as we continue to recognize cost savings resulting from recent and future cost reduction efforts. However, period-to-period, overall gross margins will still reflect the variations in sales mix and geographical dispersion of product sales. Increased in-house production of cabling, wire harnesses, and brackets will contribute to overall costs savings, will allow better delivery times for our customers, and will allow us to produce in quantities that are more efficient. We also expect improvements in gross margins through more frequent sales of a combination of products and services offering a broader “project” solution, and through the introduction of technology improvements.
     Law Enforcement and Surveillance Segment. For the three months ended June 30, 2005, sales for our law enforcement and surveillance segment decreased $208 thousand or 44.9 percent, from $463 thousand for the three months ended June 30, 2004, to $255 thousand for the three months ended June 30, 2005. The lower sales in the second quarter of 2005 is due to a shift in orders related to new technology that, as of June 30, 2005, is still in the development stage.
     The segment gross profit for the three months ended June 30, 2005, decreased $246 thousand, or 80.6 percent, from $306 thousand for the three months ended June 30, 2004, to $59 thousand for the three months ended June 30, 2005. As a percentage of segment sales, our gross profit was 23.2 percent of our net segment sales for the three months ended June 30, 2005, as compared to 66.0 percent during the three months ended June 30, 2004. As with our transportation communication segment discussed above, in 2005 we began allocating costs, such as production salaries, to cost of sales. Had those costs not been included in cost of sales for the period ended June 30, 2005, the actual gross profit would have been 54.4 percent, an 11.6 percent decrease from the three months ended June 30, 2004. The decrease in the comparable gross profit is related to increased OEM material costs, increased outside processing costs, and increased depreciation on capitalized software. We believe improvement in our gross profit percentage is dependent upon overall economic and competitive conditions in the law enforcement and surveillance sector, introduction of new technology products, and the continued success of our on-going cost reduction programs.
     Selling, General and Administrative. Our selling, general and administrative expenses for the three months ended June 30, 2005 of $5.0 million, increased $691 thousand, or 16.2 percent, from $4.3 million for the three months ended June 30, 2004. The majority of this increase was a result of increases in outside service fees of $60 thousand, related to our compliance efforts in connection with the Sarbanes-Oxley Act of 2002; increased compensation and benefits of $485 thousand, net of production costs included in cost of sales in the three months ended June 30, 2005 (discussed above), including general increases and additional personnel in support of U.S. administration functions, and an increase in foreign personnel; increased travel related expenses of $98 thousand; increased bad debt expense of $143 thousand; and increased depreciation expense of $171 thousand from increases in capital asset purchases. These increases were offset by reductions in public company costs of $68 thousand; a decrease in audit fees of $36 thousand; a decrease in other outside consulting fees of $80 thousand; and a net decrease of other expenses of $20 thousand.
     As a percentage of our net sales, these expenses were 39.2 percent for the three months ended June 30, 2005, and 36.4 percent for the three months ended June 30, 2004. The increase is due to the higher general and administrative expenses as discussed above.

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
     Research and Development Expenses. Our research and development expenses of $387 thousand for the three months ended June 30, 2005, represented a decrease of $49 thousand, or 11.2 percent, from $436 thousand for the three months ended June 30, 2004. This category of expense includes internal engineering personnel and outside engineering expense for software and hardware development, sustaining product engineering, and new product development. This expense, as a percentage of net sales, decreased 0.6 percent from 3.7 percent for the three months ended June 30, 2004, to 3.1 percent for the three months ending June 30, 2005, due to higher amounts being capitalized, as discussed below.
     During the three months ended June 30, 2005, salaries and related costs of certain engineering personnel who were used in the development of software met the capitalization criteria of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”. The total amount of personnel and other expense capitalized in the three months ended June 30, 2005, was $341 thousand as compared to $198 thousand for the three months ended June 30, 2004. In the longer term, we expect our development investment to be in the range of approximately 5 to 8 percent as a percentage of sales.
     Operating Income (Loss). The net change in our operating income (loss) for the three months ended June 30, 2005, was a decrease of $529 thousand from net operating income of $242 thousand for the three months ended June 30, 2004, to a net operating loss of $287 thousand for the three months ended June 30, 2005. This decrease is primarily due to higher cost of sales in the transportation communications segment, partially offset by higher sales within the segment; lower sales and higher cost of sales in the law enforcement and surveillance segment; and higher operating, personnel costs, bad debt, and depreciation costs as described above.
     Other Income and Interest Expense. Other income and interest expense decreased $116 thousand from $349 thousand for the three months ended June 30, 2004, to $174 thousand for the three months ended June 30, 2005, due to a decrease in interest expense of $211 thousand, offset by an increase in foreign currency loss of $135 thousand, and an increase in other income of $40 thousand. The decrease in interest expense was due primarily to decreases in the amount of borrowings on our credit facilities and in the amount of outstanding long-term debt. The decrease in outstanding debt was a result of two separate private placements of common stock in 2004 of $5.0 million each, of which the proceeds were used primarily to reduce debt and the working capital line of credit.
     Income Tax Expense. Net income tax expense, consisting primarily of net deferred tax expense, was $55 thousand for the three months ended June 30, 2005, as compared with a net income tax benefit of $33 thousand for the three months ended June 30, 2004. The tax expense for the three months ended June 30, 2005 consisted of $13 thousand arising from United State federal and state jurisdictions and $42 thousand arising from foreign jurisdictions.
     Net Loss Applicable to Common Shareholders. The net change in our net loss applicable to common shareholders for the three months ended June 30, 2005, was a decrease of $1.1 million from a net loss of $98 thousand for the three months ended June 30, 2004, to a net loss of $1.2 million for the three months ended June 30, 2005. This decrease is due to the factors previously addressed, as well as a $275 thousand charge for the relative fair value allocated to warrants of the proceeds received from the Series G Preferred issuance, and a $275 thousand charge for the beneficial conversion feature on the Series G Preferred issuance.
COMPARISON OF OUR RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
     Net Sales and Gross Profit. Our net sales for the six months ended June 30, 2005, decreased $586 thousand or 2.5 percent, from $23.9 million for the six months ended June 30, 2004, to $23.3 million for the six months ended June 30, 2005. Our gross profit for the six months ended June 30, 2005, decreased $617 thousand, or 6.2 percent, from $10.0 million for the six months ended June 30, 2004, to $9.3 million for the six months ended June 30, 2005. Following is a discussion of these changes in net sales and gross profit by segment.
     Transportation Communications Segment. For the six months ended June 30, 2005, sales of our transportation communications segment decreased $447 thousand, or 1.9 percent, from $23.1 million for the six months ended June 30, 2004, to $22.7 million for the six months ended June 30, 2005. The decrease resulted from lower U.S. domestic sales of $1.8 million, offset by higher sales of $1.3 million from our foreign subsidiaries. The increase in international sales is attributed to higher sales in the European market, partially offset by lower sales in the Nordic market; and higher sales in the South American and Asian-Pacific markets, offset by unfavorable foreign currency exchange rates for the first six months of 2005 compared to the first six months of 2004.

     The increase in net sales due to foreign currency fluctuations for the period ended June 30, 2005, was approximately $355 thousand. DRI does not use currency hedging tools. Each of our foreign subsidiaries primarily conducts business in their respective functional currencies thereby reducing the impact of foreign currency transaction differences. If the U.S. dollar strengthens compared to the foreign currencies converted, it is possible the total sales reported in U.S. dollars could decline. Expected sales growth in the transportation communications segment will be dependent upon the expansion of new product offerings and technology, as well as expansion into new geographic areas. We believe our relatively high market share positions in some markets preclude significant sales growth from increased market share.
     The decrease in U.S. domestic sales includes a decline of approximately $1.6 million in OEM and spare parts sales, a decline of $483 thousand in programming services substantially due to a one-time programming effort during 2004, while experiencing a $270 thousand increases in our repair and service revenues. Lower sales volume and prices of various product lines, continued pricing pressures from customers, a change in customer mix, and declining spare parts sales led to the lower U.S. domestic sales, partially offset by higher sales within some product lines in the second quarter of 2005. Repair and service sales increased in the first six months of 2005 primarily due to sales to three customers; however, these type of sales tend to fluctuate greatly from period to period.
     Our transportation communications segment gross profit for the six months ended June 30, 2005, of $9.1 million decreased $309 thousand, or 3.3 percent, from $9.4 million for the six months ended June 30, 2004. As a percentage of segment sales, our gross profit was 40.1 percent of our net segment sales for the six months ended June 30, 2005, as compared to 40.7 percent for the six months ended June 30, 2004. The net decrease in gross profit was attributed to a decrease in U.S. domestic gross profits of $1.0 million, offset by an increase in international gross profits of $775 thousand.
     The international gross profit as a percentage of sales for the six months ended June 30, 2005, was 42.4 percent as compared to 40.3 percent for the six months ended June 30, 2004. The increase in gross margins is primarily attributed to customer and product mix within the South American market, and lower commissionable sales within the Nordic market, offset by higher material costs of OEM sales.
     The U.S. gross profit percentage of sales for the six months ended June 30, 2005, was 37.9 percent as compared to 41.0 percent for the six months ended June 30, 2004. In 2005, our U.S. domestic companies began in-house production of sub-assemblies such as cabling, wiring harnesses, and brackets. As in-house production has increased, costs, such as production salaries, that were not previously recorded as cost of sales are now included therein. These additional costs have contributed to the 3.1 percent decrease in the U.S. gross margins. Had these costs not been included in the quarter ended June 30, 2005, the gross margin would have been 40.3 percent, or a slight decrease of 0.7 percent as compared to the three months ended June 30, 2004. The 0.7 percent comparable decrease in U.S. gross margins is attributable to lower sales of OEM systems and LED products, and higher material costs as a percentage of revenue.
     Though we may experience continued pricing pressure, we expect our gross margins within our individual product lines to be relatively stable in the near term as we continue to recognize cost savings resulting from recent and future cost reduction efforts. However, period-to-period, overall gross margins will still reflect the variations in sales mix and geographical dispersion of product sales. Increased in-house production of cabling, wire harnesses, and brackets will contribute to overall costs savings, will allow better delivery times for our customers, and will allow us to produce in quantities that are more efficient. We also expect improvements in gross margins through more frequent sales of a combination of products and services offering a broader “project” solution, and through the introduction of technology improvements.
     Law Enforcement and Surveillance Segment. For the six months ended June 30, 2005, sales for our law enforcement and surveillance segment decreased $139 thousand or 18.2 percent, from $765 thousand for the six months ended June 30, 2004, to $626 thousand for the six months ended June 30, 2005. The lower sales in the six months ended June 30, 2005, is due to a shift in orders related to new technology that, as of June 30, 2005, is still in the development stage.
     The segment gross profit for the six months ended June 30, 2005, decreased $308 thousand, or 56.1 percent, from $549 thousand for the six months ended June 30, 2004, to $182 thousand for the six months ended June 30, 2005. As a percentage of segment sales, our gross profit was 38.5 percent of our net segment sales for the six months ended June 30, 2005, as compared to 71.7 percent during the six months ended June 30, 2004. As with our Transportation Communication segment discussed above, in 2005 we began allocating costs, such as production salaries, to cost of sales. Had those costs not been included in cost of sales for the period ended June 30, 2005, the actual gross profit would have been 51.2 percent, a 20.5 percent decrease from the three months ended June 30, 2004. The decrease in the comparable gross profit is related to increased OEM material costs, increased depreciation on capitalized software, and a large shipment in the first quarter of 2005 at a lower than usual gross profit. We believe improvement in our gross profit percentage is dependent upon overall economic and competitive conditions in the law enforcement and surveillance sector, introduction of new technology products, and the continued success of our on-going cost reduction programs.
     Selling, General and Administrative. Our selling, general and administrative expenses for the six months ended June 30, 2005, of $9.5 million, increased $1.4 million, or 16.5 percent, from $8.1 million for the six months ended June 30, 2004. The majority of this increase was a result of a net increases in outside service fees of $50 thousand, including $130 thousand related to our compliance efforts in connection with the Sarbanes-Oxley Act of 2002 and IT services of $51 thousand, offset by a reduction of $131 thousand related to outside engineering costs; increased compensation and benefits of $428 thousand, net of production costs included in cost of sales in the three months ended June 30, 2005 (discussed above), including general increases and additional personnel in support of administration functions and an increase in foreign personnel; increased employee recruiting and training costs of $147 thousand; increased travel related expenses of $202 thousand; increased engineering and production supplies of $124 thousand; increased bad debt expense of $153 thousand; increased depreciation expense of $197 thousand from increased capital expenditures primarily related to production equipment; and a net increase of other expenses of $204 thousand. These increases were partially offset by a decrease in legal fees of $60 thousand and a decrease of $45 thousand in demo product expense.
     As a percentage of our net sales, these expenses were 40.8 percent for the six months ended June 30, 2005, and 34.1 percent for the six months ended June 30, 2004. The increase is due to the higher general and administrative expenses as discussed above. Management believes, that as sales increase, these expenses will decrease as a percentage of sales. However, in terms of absolute dollars, selling, general, and administrative expenses are planned to increase in future periods due to: (1) expansion into other geographic areas; (2) expansion through acquisition; (3) introduction of new products and services; and (4) compliance costs related to the Sarbanes-Oxley Act of 2002.
     Research and Development Expenses. Our research and development expenses of $771 thousand for the six months ended June 30, 2005, represented a decrease of $199 thousand, or 20.5 percent, from $970 thousand for the six months ended June 30, 2004. This category of expense includes internal engineering personnel and outside engineering expense for software and hardware development, sustaining product engineering, and new product development. This expense, as a percentage of net sales, decreased 0.8 percent from 4.1 percent for the six months ended June 30, 2004, to 3.3 percent for the six months ending June 30, 2005, due to higher amounts being capitalized, as discussed below.
     During the six months ended June 30, 2005, salaries and related costs of certain engineering personnel who were used in the development of software met the capitalization criteria of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”. The total amount of personnel and other expense capitalized in the six months ended June 30, 2005, was $704 thousand as compared to $379 thousand for the six months ended June 30, 2004. In the longer term, we expect our development investment to be in the range of approximately 5 to 8 percent as a percentage of sales.
     Operating Income (Loss). The net change in our operating income (loss) for the six months ended June 30, 2005, was a decrease of $1.8 million from net operating income of $837 thousand for the six months ended June 30, 2004, to a net operating loss of $933 thousand for the six months ended June 30, 2005. This decrease is primarily due to lower sales and higher cost of sales in the transportation communications segment; lower sales and higher cost of sales in the law enforcement and surveillance segment; and higher operating, personnel costs, bad debt, and depreciation costs as described above.
     Other Income and Interest Expense. Other income and interest expense decreased $234 thousand from $605 thousand for the six months ended June 30, 2004, to $371 thousand for the six months ended June 30, 2005, due to a decrease in interest expense of $328 thousand, offset by an increase in foreign currency loss of $137 thousand, and an increase in other income of $43 thousand. The decrease in interest expense was due primarily to decreases in the amount of borrowings on our credit facilities and in the amount of outstanding long-term debt. The decrease in outstanding debt was a result of two separate private placements of common stock in 2004 of $5.0 million each, of which the proceeds were used primarily to reduce debt and the working capital line of credit.
     Income Tax Expense. Net income tax expense, consisting primarily of net deferred tax expense, was $106 thousand for the six months ended June 30, 2005, as compared with a net income tax expense of $44 thousand for the six months ended June 30, 2004. The tax expense for the three months ended June 30, 2005 consisted of $26 thousand arising from United State federal and state jurisdictions and $80 thousand arising from foreign jurisdictions.
     Net Income (Loss) Applicable to Common Shareholders. The net change in our net income (loss) applicable to common shareholders for the six months ended June 30, 2005, was a decrease of $2.2 million from a net loss of $12 thousand for the six months ended June 30, 2004, to a net loss of $2.2 million for the six months ended June 30, 2005. This decrease is due to the factors previously addressed, as well as a $275 thousand charge for the relative fair value allocated to warrants of the proceeds received from the Series G Preferred issuance, and a $275 thousand charge for the beneficial conversion feature on the Series G Preferred issuance.
Future Outlook
     Recent Legislation. U.S. public transportation has operated for more than two years with the uncertainties created by short-term extensions of TEA-21 initiated by Congress in lieu of the historical and intended six-year reauthorization legislation period. Federal funding has been available during this interval; however, we believe that underlying longer-term funding uncertainties have been a source of significant market disruption. The transportation industry has people to move, jobs to fill, communities to serve, and safety and security issues to consider. Reauthorization of this six-year legislation should lead to progress in all of these matters.
     On July 29, 2005, this legislation was passed by both the House and the Senate, and signed into law by President Bush on August 10, 2005. The $286.4 billion transportation bill includes $52.6 billion in guaranteed funding for public transportation for six years, through fiscal year 2009. At $52.6 billion, according to American Public Transportation Association (“APTA”) staff, that would represent a 45.3 percent increase over the comparable funding in the prior legislation. While we do not expect this reauthorization to materially affect our revenue in 2005, we certainly do believe elimination of the uncertainty that has impacted the market for two years, may lead to more robust market opportunity for our products and services.
     New Products, New Services, and Other Factors. Many of the Company’s core products and services have, for a long time, included security related elements. These existing products and services have provided transit authorities with the ability to not only gather and deliver better, timelier information, but also to enhance passenger security. For example, a very basic element of security is real-time vehicle location and monitoring — a capability of the Digital Recorders® DR600 product and its predecessor. Additionally, TwinVision® electronic destination sign systems are capable of displaying covert emergency messages. We are adding new security related features to our existing ITS products and services, including those associated with the recently announced security integration agreement. We also are developing other new security products, services, and functionality. Our national trade show, APTA Expo 2005, to be held in Dallas September 26-28, 2005, will provide an opportunity for us to showcase our capabilities in the security market, as well as in the core ITS market. We plan to introduce additional transit security products and services that fall within management’s strategy of delivering transit products with additional security features and increasing security related functionality in our traditional Intelligent Transportation Systems (“ITS”) market through specially designed products, services, and strategic alliances — a key focus for us in fiscal year 2005 and beyond.
     The Barron’s July 4, 2005, edition underscores the importance of management’s decision to create additional transit security related products and services. “In ‘Guarding America: The Profits of Patriotism,’ reporter Jay Palmer said, ‘the homeland defense sector remains a hedge against disaster.’ Mr. Palmer went on to say that, ‘four years ago, when the market opened after the 9/11 attacks, the homeland defense stocks were among the few to move higher and that if — or rather, when — the next terrorist attack occurs, financial history may well repeat itself.’ As mentioned in the article, we, too, believe there is terrific long-term growth potential here. That being said, however, the new transit security related products and services should not materially impact the Company’s 2005 results, but are expected to contribute to 2006 results.
     On May 10, 2005, the Company entered into a distribution agreement with Verint Systems Inc. (“Verint”) (NASDAQ: VRNT), based in Melville, N.Y. Verint is a leading provider of actionable intelligence solutions. Under the distribution agreement, Digital Recorders and Verint will work together to introduce new security related products and services within Digital Recorders’ intelligent transportation system (ITS) market. Through the distribution agreement, which remains effective until the parties elect termination, the Company’s on-vehicle information capture, processing, and storage technologies will be partnered with Verint’s off-vehicle surveillance technologies to produce co-branded products offering a unique approach to security risk mitigation for operators of surface transportation systems. The resulting new security related products will include on-vehicle video surveillance interfaces with the Company’s global positioning, satellite-based automatic vehicle locating (AVL) and automatic vehicle monitoring (AVM) products. Although we do not expect significant revenue or operating profit implications in fiscal year 2005, we do plan to build the foundation to generate profitable revenue in subsequent periods.
     We believe working with an organization such as Verint Systems Inc. to deliver a cobranded, unique product is fundamental to DRI’s long-term strategies and goals. In our opinion, Verint Systems Inc. has leading-edge capabilities in video surveillance, including capture, analysis, storage, retrieval, and facilitation of appropriate action when threats are detected. Their emphasis is predominately off-vehicle. DRI’s strengths are in capture, presentation, processing, and storage of information on-board the vehicle and delivery of that information to processing capability in actionable form. This combination of strengths should place the DRI-Verint Systems Inc. team in a strong position to assist surface transportation customers in mitigation of security risks.

     Significant Orders. In May 2005, Mobitec Brazil Ltda, the Company’s Latin American business unit, received two orders valued at more than $1.9 U.S. from two Brazilian bus manufacturers for more than 1,000 electronic destination sign systems for use on new buses in Santiago, Chili. The Company plans to deliver the signs during the later part of 2005 and the first half of 2006. We believe other opportunities in South America will develop in the future.
     Long-Term Outlook. We believe that new products and services and intensified sales and marketing efforts, when coupled with the anticipated favorable outcome of the reauthorization of the Transportation Equity Act: A Legacy for Users (TEA-LU, H.R. 3), may position us to attain $55 million to $60 million-plus annualized run rate revenue over the next 18 months to 24 months. The Company is in the final stages of developing its strategic business plan and that, preliminarily, it appears to hold the possibility of revenue levels above this long-term outlook. At that level of revenue, we expect profitability, but we can offer no assurances of such. This discussion of our future outlook is further qualified and limited by those risks and assumptions discussed elsewhere in this Quarterly Report, and in our 2004 Annual Report on Form 10-K, particularly under the heading “Risk Factors Affecting Our Business and Prospects.”
OUR LIQUIDITY AND CAPITAL RESOURCES
For the Six Months Ended June 30, 2005, and 2004
     Our operating activities used net cash of $1.6 million and $5.0 million for the six months ended June 30, 2005, and 2004, respectively. For the quarter ended June 30, 2005, net cash used primarily resulted from a net loss of $1.6 million, an increase in accounts receivable of $1.1 million, and a $1.5 million increase in inventories in preparation of expected third quarter shipments. Sources of cash primarily resulted from an increase in accounts payable of $1.2 million and accrued expenses of $400 thousand as purchases in support of orders were made late in the quarter, and a net increase of $100 thousand in other assets. Non-cash expense items totaling $1.1 million were for deferred taxes, depreciation and amortization, bad debt expense, loss on foreign currency and minority interest. We do not consider the fluctuations in our working capital accounts as being a trend for the Company or the industry and markets in which we operate; but rather routine changes representative of our business cycle. We believe the Company’s working capital requirements will continue to increase with growth in our sales, primarily due to the timing between when we must pay our suppliers and the time we receive payment from our customers.
     Our investing activities used cash of $1.1 million and $433 thousand for the six months ended June 30, 2005, and 2004, respectively. For the six months ended June 30, 2005, and 2004, the primary uses of cash were for expenditures relating to internally developed software and purchases of computer, test, and office equipment. We do not anticipate any significant change in expenditures for or sales of capital equipment in the near future.
     Our financing activities provided net cash of $2.2 million and $5.5 million for the six months ended June 30, 2005, and 2004, respectively. For the six months ended June 30, 2005, our primary sources of cash were from borrowings under asset-based lending agreements, from the issuance of Series G Preferred, and from exercising of common stock options, of $28.3 million, $1.9 million, and $60 thousand, respectively. Our primary uses of cash for financing activities were payment of dividends and repayment of borrowings under the asset-based lending agreement of $97 thousand and $28.0 million, respectively. Cash provided by financing activities for the six months ended June 30, 2005, was primarily used to pay the principal and accrued interest due on the unsecured note due to the former owner of Mobitec AB, fund working capital requirements, and for the purchase of fixed assets.
Credit Agreements
     Lines of credit consist of the following revolving credit agreements, the proceeds of which are used to fund working capital requirements.
     U.S. Working Capital Line of Credit. The Company has a three-year asset-based lending agreement (the “Credit Agreement”) with LaSalle Business Credit LLC (“LBC”), that provided up to $10.0 million, amended to $6.0 million effective July 1, 2005, in borrowings to be used for acquisitions, working capital, and general corporate purposes. The borrowing is inclusive of $2.0 million for Letters of Credit and $500 thousand for term loans. The interest rate on loans under this agreement is the published prime lending rate (6.0 percent at June 30, 2005) plus 1.75 percent. There is an annual fee equal to .75 percent on the aggregate undrawn face amount, less letters of credit outstanding. The Credit Agreement includes customary covenants and conditions relating to the conduct and operation of the Company’s business. At June 30, 2005, the Company was not in compliance with the fixed charge coverage ratio within the Credit Agreement, as amended, but received a waiver, for the period ended June 30, 2005, from the lender on July 1, 2005. At June 30, 2005, borrowing availability under the Credit Agreement was $1.3 million.

     International Lines of Credit. Mobitec AB, the Company’s wholly owned Swedish subsidiary, has agreements with banks in Sweden from which it may currently borrow up to a maximum of 18 million krona, or $2.3 million U.S., based on the June 30, 2005, exchange rate of 0.1278. Additional borrowing availability at June 30, 2005, amounted to approximately $399 thousand. The line of credit agreements expire December 31, 2005. On or before expiration, the Company expects to renew these credit agreements with agreements substantially similar in terms and conditions.
     Transit Media-Mobitec GmbH, the Company’s wholly owned subsidiary in Germany, has an agreement with a German bank from which it may currently borrow up to a maximum of 512 thousand Euros, or $618 thousand U.S., based on the June 30, 2005, exchange rate of 1.2066. Additional borrowing availability at June 30, 2005, amounted to approximately $327 thousand.
     Long-term Debt. Long-term debt consists of the following notes and obligations, the proceeds of which were used to finance the Mobitec acquisition and for working capital requirements.
     A convertible subordinated debenture payable to a shareholder and Director of the Company, dated August 26, 2002, in the amount of $250 thousand. The note is due in full on August 26, 2009, if not sooner redeemed or converted, with an annual interest rate of 8.0 percent, paid monthly.
     A term loan from a Swedish bank dated June 28, 2001, having a balance of 4.4 million krona or $565 thousand U.S. (based on the June 30, 2005, exchange rate of 0.1278), is payable in four (4) remaining quarterly payments of 1.1 million krona or $141 thousand U.S. at an annual interest rate of 5.35 percent and is secured by stock of DRI’s Swedish holding company subsidiary, DRI-Europa AB, and its consolidated subsidiary, Mobitec AB.
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
     A convertible subordinated debenture in the amount of $250 thousand dated August 26, 2002, is payable to a shareholder and member of the Board of Directors, and is due in full August 26, 2009. At June 30, 2005, the Company was not in compliance with the fixed charge coverage ratio within the convertible debenture agreement but obtained a waiver, for the period ended June 30, 2005, for violation of the covenant.
     On May 5, 2005, Mobitec AB, the Company’s wholly owned Swedish subsidiary, signed an amendment with its banks in Sweden which increased its maximum borrowing capacity from 16 million krona to 18 million krona, $2.0 million and $2.3 million U.S., respectively, based on the June 30, 2005, exchange rate of 0.1278.
     On May 31, 2005, three Directors of the Company exercised options to purchase 30,000 shares of the Company’s Common Stock at an exercise price of $2.00 per share. Proceeds to the Company totaled $60 thousand, all of which was used for general corporate and working capital purposes.
     On June 23, 2005, the Company sold 386 shares of Series G Convertible Preferred Stock (“Series G Preferred”) to two current investors, one a Director of the Company. The proceeds to the Company, net of issuance expenses, were $1,887,491, of which $1,574,576 was used to pay the outstanding principal balance and all accrued interest on the unsecured note to the former owner of Mobitec AB. The remaining proceeds were used for general corporate and working capital purposes. Series G Preferred is convertible at any time into shares of Common Stock at a conversion price of $2.21 per share of Common Stock, subject to certain adjustments, and, entitles the holders to voting rights on any matters on which holders of Common Stock are entitled to vote, based on the quotient obtained by dividing the liquidation preference by $2.23, excluding any fractional shares. The Company has the right to redeem the shares after five years. Holders of the Series G Preferred are entitled to receive cumulative quarterly dividends payable in additional shares of Series G Preferred at a rate of 8.0 percent per annum on the liquidation value of $5 thousand per share, subject to certain upward adjustments, and increasing by an additional 6.0 percent annum after five years.
     In conjunction with the sale of Series G Preferred, the company also granted the investors warrants to acquire 275,714 shares of common stock at an exercise price of $2.21, exercisable for a period of five years. The fair value allocated to the warrants of $274,586, calculated using the Black-Scholes model, has been treated as a discount to the Series G Preferred and was recorded as an increase in additional paid in capital. The issuance of the warrants resulted in a beneficial conversion feature of the Series G Preferred valued at $274,586. Such amount was reflected as a discount to the Series G Preferred and the entire amount was fully amortized as the shares are immediately convertible. As a result, the net effect of the beneficial conversion feature did not change additional paid-in-capital. The amortization of the discount on the preferred stock is deducted added to the net loss to arrive at the net loss attributed to common stockholders.
     On July 25, 2005, the Company issued an unsecured subordinated promissory note for $252,301 to one of its investors. The note bears interest at a rate of 10.5% annum, paid on the last day of each month, and is due and payable, along with any unpaid interest, one year from the date of the note. In conjunction with the issuance of the note, at the Company’s request, the investor rescinded his acquisition of 50 shares Series G Preferred, along with the associated warrants to purchase 35,714 shares of Common Stock, issued as part of the Series G Preferred transaction, discussed above. No additional proceeds were received by the Company as a result of the note. Please see Part II, Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.
     On July 22, 2005, a former employee exercised options to purchase 7,667 shares of the Company’s Common Stock at exercise prices of $2.52 for 5,000 shares and $2.55 for 2,667 shares. Total proceeds to the Company were $19,400, all of which will be used for general corporate and working capital purposes.
     The Company believes the funds raised through Series E, Series F, Series G and common stock placements to date, together with the borrowing availability under its existing credit facilities are sufficient to fund existing operations for subsequent periods in 2005 when aggregated with other Company action plans and strategies to alleviate liquidity pressures.
Impact of Inflation
     We believe that inflation has not had a material impact on our results of operations for the three and six months ended June 30, 2005, and 2004. However, there can be no assurance that future inflation would not have an adverse impact upon our future operating results and financial condition.
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
Forward-looking statements in this Quarterly Report include, without limitation, the following:
•	Statements regarding our ability to meet our current capital requirements;

•	Statements regarding our ability to meet and maintain our existing debt obligations, including obligations to make payments under and to meet financial covenants related to such debt instruments;

•	Statements regarding our future cash flow position;

•	Statements regarding the timing or amount of future revenues;

•	Statements regarding our ability to achieve expense reductions;

•	Statements regarding product sales in future periods;

•	Statements regarding recent legislative action affecting the transportation and/or security industry, including, without limitation, the Transportation Equity Act for the 21st Century, and any successor legislation;

•	Statements regarding comments made by APTA staff and quoted in this Form 10-Q regarding federal transportation funding and the potential effect such funding may have on the transportation industry;

•	Statements regarding changes in future federal or state funding for transportation and or security related funding;

•	Statements regarding comments made in Barron’s July 4, 2005, edition and quoted in the Form 10-Q regarding the homeland defense sector.

•	Statements regarding possible growth through acquisitions;

•	Statements regarding future sources of capital to fund such growth, including sources of additional equity financing:

•	Statements regarding anticipated advancements in technology related to our products and services;

•	Statements regarding future product and service offerings;

•	Statements regarding the ability to include additional security features to existing products and services;

•	Statements regarding the potential positive effect such additional security features may have on future revenues;

•	Statements regarding the expected contribution of sales of new and modified security related products to our profitability;

•	Statements regarding the availability of alternate suppliers of the component parts required to manufacture our products;

•	Statements regarding our intellectual property rights and our efforts to protect and defend such rights; and

•	Statements that contain words like “believe,” “anticipate,” “expect” and similar expressions that are used to identify forward-looking statements.
     Readers should be aware that all of our forward-looking statements are subject to a number of risks, assumptions and uncertainties, such as (and in no particular order):
•	Risks that we may not be able to meet our current and future capital requirements;

•	Risks that me may not be able to meet and maintain our existing debt obligations, including obligations to make payments under and meet financial covenants related to such debt instruments;

•	Risks regarding our future cash flow position;

•	Risks that insufficient internal controls over financial reporting may cause us to fail to meet our reporting obligations, result in material misstatements in our financial statements, and negatively affect investor confidence;

•	Risks that steps taken meant to resolve material weaknesses in internal controls identified in previous years may not provide continuing remediation;

•	Risks that assumptions behind future revenue timing or amounts may not prove accurate over time:

•	Risks that we may be unable to achieve future expense reductions;

•	Risks that we may lose customers or that customer demand for our products and services may decline in future periods;

•	Risks that recent federal legislation effecting the transportation and/or security industry will not be enacted or, if enacted, will not be beneficial to us;

•	Risks that comments made by APTA staff and quoted in this Form 10-Q may not accurately predict future events or outcomes, including the risk that certain predicted events may not occur or if they do occur, will not have the anticipated result on the transportation industry;

•	Risks that comments made in the Barron’s July 4, 2005, edition and quoted in this Form 10-Q may not accurately predict the impact the homeland defense section may have on the transit security related products and services industry.

•	Risks that there will be reductions in federal and/or state funding for the transportation and/or security industry in future periods;

•	Risks that we may be unable to grow through future acquisitions;

•	Risks that we may be unable to secure additional sources of capital to fund future growth, including the inability to secure additional equity financing;

•	Risks that future technological advances may not occur when anticipated or that future technological advances will make our current product and service offerings obsolete;

•	Risks that future product and service offerings may not be accepted by our customers;

•	Risks that we may be unable to create meaningful security product features in either new or existing products;

•	Risks regarding the uncertainties surrounding our anticipated benefits of a joint agreement with Verint Systems, Inc.;

•	Risks related to general economic conditions;

•	Risks that we may be unable to obtain alternate suppliers of our component parts if our current suppliers are no longer available or cannot meet our future needs for such parts; and

•	Risks that our efforts to protect and defend our intellectual property rights will not be sufficient.
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
Evaluation of Disclosure Controls and Procedures
     As of June 30, 2005, management, including our principal executive officer and principal financial officer, performed an in-depth review of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports filed under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic SEC reports.
     There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2005, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II — OTHER INFORMATION
     ITEM 1. LEGAL PROCEEDINGS
     None
     ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On June 23, 2005, the Company sold an aggregate of 368 shares of Series G Preferred to two investors, one a Director of the Company. The proceeds to the Company, net of issuance expenses, were $1,887,491, of which $1,574,576 was used to pay the outstanding principal balance and all accrued interest on the unsecured note to the former owner of Mobitec AB. The remaining proceeds were used for general corporate and working capital purposes. Series G Preferred is convertible at any time into shares of Common Stock at a conversion price of $2.21 per share of Common Stock, subject to certain adjustments, and entitles the holders to voting rights on any matters on which holders of Common Stock are entitled to vote, based on the quotient obtained by dividing the liquidation preference by $2.23, excluding any fractional shares. The Company has the right to redeem the shares after five years. Holders of the Series G Preferred are entitled to receive cumulative quarterly dividends payable in additional shares of Series G Preferred at a rate of 8.0 percent per annum on the liquidation value of $5 thousand per share, subject to certain adjustments upward, and increasing by an additional 6.0 percent per annum after five years.
     In conjunction with the sale of Series G Preferred, the Company also granted the investors warrants to acquire an aggregate 275,714 shares of common stock at an exercise price of $2.21, exercisable for a period of five years. These warrants were valued at $274,586 using the Black-Scholes model and have been treated as a discount to the Series G Preferred and were recorded as an increase in additional paid-in-capital. The issuance of the warrants resulted in a beneficial conversion feature of the Series G Preferred valued at $274,586. Such amount was reflected as a discount to the Series G Preferred and the entire amount was fully amortized as the shares were immediately convertible. As a result, the net effect of the beneficial conversion feature did not change additional paid-in-capital. The amortization of the discount on the preferred stock is deducted from net loss to arrive at the net loss attributed to common stockholders.
     The shares of Series G Preferred and the warrants to purchase shares of the Company’s common stock issued in conjunction with the Series G Preferred transaction were issued to the two investors pursuant to the private placement exception available for such issuances under Section 4(2) of the Securities Act of 1933, as amended.
     The Series G Preferred has equal priority with the Company’s Series E Preferred, and ranks superior to the Company’s Series AAA Preferred and common stock, with respect to the payment and upon liquidation, dissolution, and winding up.
     In June 2005, the Company had discussions with the NASDAQ® regarding certain aspects of the Company’s issuance of its Series G Preferred, and on July 27, 2005, the Company filed a Current Report on Form 8-K with the Commission stating such. As a result of those discussions, the Company:
     1) amended its Certificate of Designation for its Series G Preferred to revise the conversion price for voting rights purposes only from $2.21 per share to $2.23 per share; and
     2) issued, on July 25, 2005, an unsecured subordinated promissory note for $252,301 to one of its investors, who is also a Director of the Company. The note bears interest at a rate of 10.5% annum paid on the last day of each month, and is due and payable, along with any unpaid interest, one year from the date of the note. In conjunction with the issuance of the note, at the Company’s request, the investor rescinded his acquisition of all Series G Preferred, along with the associated warrants, purchased as part of the Series G Preferred issuance; see Note 10, “Financing Transactions” in PART I “FINANCIAL STATEMENTS” in this report. The conversion of the investment in the Company from an equity to a debt instrument effectively cancelled the investor’s participation in the Company’s Series G Preferred issuance. No additional proceeds were received by the Company as a result of the note.
     On August 1, 2005, the Company received a letter from NASDAQ® stating that, upon review of the Company’s Listing of Additional Shares Notification Form filed with NASDAQ® on July 5, 2005, it had concluded the Company was in violation of the shareholder approval and voting rights set forth in NASDAQ® Marketplace Rules 4350(i)(1)(D) and 4351, respectively. The letter further stated that because the Company had subsequently (i) rescinded its issuance of Series G Preferred to the Director of the

Company, and (ii) the Company revised the conversion price for voting rights purposes of the Series G Preferred Stock, NASDAQ® had determined that the Company is in compliance with its rules and that the matter is closed.
     ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     At June 30, 2005, the Company was not in compliance with the fixed charge coverage ratio within the Credit Agreement with LaSalle Business Credit, as amended, but has obtained a waiver, for the period ended June 30, 2005, from the lender. All amounts due under the Credit Agreement are classified as a current liability. The amount outstanding at June 30, 2005, was $3.4 million. (See Note 7 “Lines of Credit and Long-term Debt” in PART I “FINANCIAL STATEMENTS” in this report.)
     At June 30, 2005, the Company was not in compliance with the fixed charge coverage ratio within the convertible debenture agreement dated August 26, 2002, but obtained a waiver, for the period ended June 30, 2005, for violation of the covenant. The amount due under the debenture agreement is classified as a current liability. The amount outstanding at June 30, 2005, was $250 thousand. (See Note 7 “Lines of Credit and Long-term Debt” in PART I “FINANCIAL STATEMENTS” in this report.)
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The annual meeting of shareholders was held June 3, 2005, at which matters were voted on as follows:
(1)	To approve a proposal to the Amended and Restated Articles of Incorporation of Digital Recorders, Inc, which removes the requirement that members of the Board of Directors serve staggered three-year terms so that, beginning with the Directors elected at the Annual Meeting of Shareholders in 2005, each Director will instead serve an annual term:

For	7,328,853
Against	58,993
Abstain	18,050
(2)	To elect three class one Directors to serve until the Annual Meeting of shareholders in 2006:

		Against or
	Votes for	Witheld
Stephanie L. Pinson	7,155,633	250,262
Lawrence A. Taylor	7,172,186	233,709
Juliann Tenney, J.D.	7,171,546	234,349
(3)	To ratify the Audit Committee’s selection of PricewaterhouseCoopers LLP as independent auditors for fiscal year 2005:

For	7,375,742
Against	20,504
Abstain	9,650
(4)	To approve the amendment of the 2003 Stock Option Plan to increase by 300,000 the number of shares that may be issued pursuant to awards granted under the plan.

For	1,291,806
Against	486,431
Abstain	18,982
Broker nonvotes	5,608,677
     ITEM 5. OTHER INFORMATION
     None.

     ITEM 6. EXHIBITS
     The following documents are filed herewith or have been included as exhibits to previous filings with the SEC and are incorporated herein by this reference:

Exhibit No.	Document
3.1	Amended and Restated Articles of Incorporation of the Company. Filed as exhibit 3.1 to the Company’s Form S-3 filed on December 23, 2003, (SEC File No. 333-111534)

3.2	Articles of Amendment to Articles of Incorporation of the Company containing Certificate of Designation of Series E Redeemable Nonvoting Convertible Stock. Filed with Form 8-K filed on November 12, 2003.

3.3	Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series F Redeemable Convertible Preferred Stock. Filed with Form 8-K filed on April 14, 2004.

3.4	Amended and Restated Bylaws of the Company. Filed with Registration Statement on Form SB-2 (SEC File No. 33-82870-A).

3.5	Amendment to Amended and Restated Bylaws of the Company. Filed with Proxy Statement for the Company’s 2001 Annual Meeting, filed on June 6, 2001.

3.6	Articles of Amendment to the Articles of Incorporation of the Company containing Series AAA Preferred Stock Change in Quarterly Dividend Accrual and Conversion Price. Filed with Form 10-K for the year ended December 31, 2004.

3.7	Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series G Redeemable Convertible Preferred Stock. Filed with Form 8-K filed on June 28, 2005.

3.8	Articles of Correction of Articles of Amendment to the Articles of Incorporation of the Company containing a correction to an error in the Amended Certificate of Designation of Series G Redeemable Convertible Preferred Stock (filed herewith).

3.9	Articles of Amendment to the Articles of Incorporation of the Company containing an amendment to eliminate a staggered election of Board members (filed herewith).

31.1	Section 302 Certification of David L. Turney (filed herewith)

31.2	Section 302 Certification of David N. Pilotte (filed herewith)

32.1	Section 906 Certification of David L. Turney (filed herewith)

32.2	Section 906 Certification of David N. Pilotte (filed herewith)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
DIGITAL RECORDERS, INC.

Signature:	/S/ David N. Pilotte

By:	David N. Pilotte
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	August 15, 2005

Exhibit Index

Exhibit No.	Document
3.1	Amended and Restated Articles of Incorporation of the Company. Filed as exhibit 3.1 to the Company’s Form S-3 filed on December 23, 2003, (SEC File No. 333-111534)

3.2	Articles of Amendment to Articles of Incorporation of the Company containing Certificate of Designation of Series E Redeemable Nonvoting Convertible Stock. Filed with Form 8-K filed on November 12, 2003.

3.3	Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series F Redeemable Convertible Preferred Stock. Filed with Form 8-K filed on April 14, 2004.

3.4	Amended and Restated Bylaws of the Company. Filed with Registration Statement on Form SB-2 (SEC File No. 33-82870-A).

3.5	Amendment to Amended and Restated Bylaws of the Company. Filed with Proxy Statement for the Company’s 2001 Annual Meeting, filed on June 6, 2001.

3.6	Articles of Amendment to the Articles of Incorporation of the Company containing Series AAA Preferred Stock Change in Quarterly Dividend Accrual and Conversion Price. Filed with Form 10-K for the year ended December 31, 2004.

3.7	Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series G Redeemable Convertible Preferred Stock. Filed with Form 8-K filed on June 28, 2005.

3.8	Articles of Correction of Articles of Amendment to the Articles of Incorporation of the Company containing a correction to an error in the Amended Certificate of Designation of Series G Redeemable Convertible Preferred Stock (filed herewith).

3.9	Articles of Amendment to the Articles of Incorporation of the Company containing an amendment to eliminate a staggered election of Board members (filed herewith).

31.1	Section 302 Certification of David L. Turney (filed herewith)

31.2	Section 302 Certification of David N. Pilotte (filed herewith)

32.1	Section 906 Certification of David L. Turney (filed herewith)

32.2	Section 906 Certification of David N. Pilotte (filed herewith)