Form 10-Q
period 2005-09-30
DIGITAL RECORDERS INC
filed 2005-11-14
CIK 853695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005
Commission file number 1 -13408
DIGITAL RECORDERS, INC.
(Exact name of Registrant as specified in its Charter)

North Carolina	56 -1362926
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of the Registrant’s Common Stock as of November 10, 2005:

Common Stock, par value $.10 per share	9,733,515
(Class of Common Stock)	Number of Shares

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
DIGITAL RECORDERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share amounts)
(Unaudited)

	September 30, 2005	December 31, 2004
	(Unaudited)	(Note 1)
ASSETS
Current Assets
Cash and cash equivalents	$687	$841
Trade accounts receivable, net	10,404	10,208
Other receivables	286	259
Inventories	9,933	9,187
Prepaids and other current assets	568	381

Total current assets	21,878	20,876

Property and equipment, net	3,662	3,562
Goodwill, net	10,017	11,636
Intangible assets, net	1,208	1,490
Deferred tax assets, net	128	148
Other assets	194	329

Total assets	$37,087	$38,041

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Lines of credit	$5,977	$3,717
Current portion of long-term debt	932	2,394
Accounts payable	5,357	4,525
Accrued expenses	3,372	2,241
Preferred stock dividends payable	70	52

Total current liabilities	15,708	12,929

Long-term debt and capital leases, less current portion	65	653

Deferred tax liabilities	398	377

Minority interest in consolidated subsidiary	604	441

Commitments and contingencies (Note 7)	—	—

Shareholders’ Equity
Series E Redeemable, Nonvoting, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 500 shares authorized; 207 shares issued and outstanding at September 30, 2005 and December 31, 2004,	615	615
Series G Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 600 shares authorized; 336 and 0 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively; redeemable at the discretion of the Company after five years.	1,399	—
Series AAA Redeemable, Nonvoting, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 20,000 shares authorized; 178 and 246 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively; redeemable at the discretion of the Company.	890	1,230
Common stock, $.10 par value, 25,000,000 shares authorized; 9,698,515 and 9,599,036 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively.	970	960
Additional paid-in capital	30,399	29,815
Accumulated other comprehensive income — foreign currency translation	2,105	3,617
Accumulated deficit	(16,066)	(12,596)

Total shareholders’ equity	20,312	23,641

Total liabilities and shareholders’ equity	$37,087	$38,041

See accompanying notes to condensed consolidated financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(In thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	$10,890	$11,508	$34,185	$35,390
Cost of sales	7,456	6,564	21,416	20,493

Gross profit	3,434	4,944	12,769	14,897

Operating expenses
Selling, general and administrative	4,414	4,184	13,911	12,330
Research and development	605	452	1,376	1,422

Total operating expenses	5,019	4,636	15,287	13,752

Operating income (loss)	(1,585)	308	(2,518)	1,145

Other income	67	20	191	101
Foreign currency gain (loss)	30	3	(203)	(93)
Interest expense	(108)	(151)	(370)	(741)

Total other income and interest expense	(11)	(128)	(382)	(733)

Income (loss) before income tax expense	(1,596)	180	(2,900)	412

Income tax expense	(121)	(673)	(227)	(717)

Loss before minority interest in income of consolidated subsidiary	(1,717)	(493)	(3,127)	(305)

Minority interest in income of consolidated subsidiary	(181)	(73)	(343)	(99)

Net loss	(1,898)	(566)	(3,470)	(404)

Provision for preferred stock dividends	(63)	(57)	(410)	(231)
Amortization for discount on preferred stock	—	—	(275)	—

Net loss applicable to common shareholders	$(1,961)	$(623)	$(4,155)	$(635)

Net loss per share applicable to common shareholders
Basic and diluted	$(0.20)	$(0.08)	$(0.43)	$(0.10)

Weighted average number of common shares and common share equivalent outstanding
Basic and diluted	9,696,765	8,202,786	9,656,660	6,358,431

See accompanying notes to condensed consolidated financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities
Net loss	$(3,470)	$(404)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Deferred income taxes	39	665
Depreciation of property and equipment	930	504
Amortization of intangible assets	85	127
Amortization of deferred financing costs	96	118
Bad debt expense	186	11
Gain on sale of fixed assets	(4)	—
Other, primarily effect of foreign currency gain/loss	394	28
Minority interest	343	99
Changes in operating assets and liabilities
Increase in trade accounts receivable	(545)	(2,926)
Increase in other receivables	(22)	(68)
Increase in inventories	(1,008)	(554)
(Increase) decrease in prepaids and other current assets	(221)	27
(Increase) decrease in other assets	38	(75)
Increase (decrease) in accounts payable	941	(1,156)
Increase (decrease) in accrued expenses	1,178	(395)

Net cash used in operating activities	(1,040)	(3,999)

Cash flows from investing activities
Proceeds from sale of fixed assets	10	—
Purchases of property and equipment	(468)	(379)
Investments in software development	(811)	(633)

Net cash used in investing activities	(1,269)	(1,012)

Cash flows from financing activities
Proceeds from bank borrowings and lines of credit	42,312	46,015
Principal payments on bank borrowings and lines of credit	(41,789)	(47,255)
Proceeds from issuance of preferred stock, net of issuance costs	1,887	335
Payments related to issuance of preferred stock	—	(45)
Proceeds from issuance of common stock	80	6,371
Payments related to issuance of common stock	—	(505)
Payment of dividends on preferred stock	(118)	(276)

Net cash provided by financing activities	2,372	4,640

Effect of exchange rate changes on cash and cash equivalents	(217)	(47)

Net decrease in cash and cash equivalents	(154)	(418)

Cash and cash equivalents at beginning of period	841	970

Cash and cash equivalents at end of period	$687	$552

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$215	$505

Cash paid during the period for income taxes	$117	$92

	Nine Months Ended September 30,
	2005	2004
Supplemental disclosures of non-cash investing and financing activities:

Conversion of debt to common stock	$—	$4,150

Series F Preferred stock dividend paid-in-kind	$—	$20

Conversion of preferred stock to common stock	$340	$3,015

Relative fair value of warrants issued for services	$11	$—

Rescinsion of Series G preferred stock in exchange for note payable	$252

Relative fair value allocated to warrants issued in connection with sale of Series G Preferred stock	$275	$—

Amortization of Series G Preferred stock beneficial conversion feature	$275	$—

See accompanying notes to condensed consolidated financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     In this Quarterly Report on Form 10-Q, we will refer to Digital Recorders, Inc. as “DRI,” “Company,” “we,” “us” and “our.” DRI was incorporated in 1983. DRI’s Common Stock, $.10 par value per share, trades on the NASDAQ Capital Market(TM) under the symbol “TBUS” and on the Boston Stock Exchange under the symbol “TBU.”
     Through its business units and wholly owned subsidiaries, DRI manufactures, sells, and services information technology, security, and audio surveillance technology products either directly or through manufacturers representatives. DRI currently operates within two business segments: (1) the Transportation Communications segment, and (2) the Law Enforcement and Surveillance segment. Customers include municipalities, regional transportation districts, federal, state and local departments of transportation, bus manufacturers, and law enforcement agencies and organizations. The Company markets to customers located in North and South America, Far East, Middle East, Asia, Australia, and Europe.
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
     The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three and nine months ended September 30, 2005, are not necessarily indicative of the results to be expected for the full calendar year.
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
     Service revenues are recognized upon completion of the services and include product repair not under warranty, city route mapping, product installation, training, consulting to transit authorities, and funded research and development projects. Service revenues were less than 3% of total revenue for the three and nine months ended September 30, 2005, and 2004, but may increase in future periods due to higher post warranty repairs, retrofit installation, and other service-related and software revenues not offered in previous years.
     Revenue from more complex or time -spanning projects within which there are multiple deliverables including products, services, and software are accounted for in accordance with Statement of Position 97-2, “Software Revenue Recognition” and Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” depending upon the facts and circumstances unique to each project. Under each of these Statements of Position, revenue is recognized over the life of the project based upon (1) meeting specific delivery or performance criteria, or (2) based upon the percentage of project completion achieved in each accounting period.
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
     Had compensation cost for the stock option plans been determined using the fair value method prescribed in SFAS No. 123, the pro forma basic and diluted net income (loss) per common share would have been as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Net loss applicable to common shareholders	$(1,961)	$(623)	$(4,155)	$(635)

Deduct: Stock based employee compensation expense determined under fair value method	(120)	(83)	(210)	(174)

Pro forma net loss applicable to common shareholders	$(2,081)	$(706)	$(4,365)	$(809)

Basic and diluted net loss:
As reported	$(0.20)	$(0.08)	$(0.43)	$(0.10)
Pro forma	$(0.21)	$(0.09)	$(0.45)	$(0.13)
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R addresses the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It focuses on share-based payment transactions with employees, including shares issued under certain employee stock purchase plans, stock options, restricted stock, and stock appreciation rights. SFAS No. 123R will require the Company to expense the cost of employee services over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Compensation cost of employee transactions will be based on the grant date at fair value using a Black-Scholes or similar bi-nomial model. SFAS No. 123R requires us to adopt the new accounting provisions beginning in our first quarter of 2006. As of September 30, 2005, the Company has not completed an evaluation of the impact of applying the various provisions of SFAS No. 123R.
     The deduction for stock based compensation for the three and nine months ended September 30, 2004, in the table above, as well as pro forma net loss applicable to common shareholders and the basic and diluted pro forma net loss, have been adjusted from the amounts previously reported due to an incorrect assumption about the vesting schedule of stock options.
(2) PRINCIPLES OF CONSOLIDATION
     The accompanying unaudited consolidated financial statements include the Company, its wholly owned subsidiaries, and its 50% interest in its Brazilian subsidiary. All significant intercompany balances and intercompany transactions have been eliminated in consolidation.
(3) GOODWILL AND OTHER INTANGIBLE ASSETS
     The Company recorded goodwill in connection with its acquisitions of Digital Audio Corporation and Mobitec AB. The Company completed its annual goodwill and indefinite life intangible asset impairment evaluation as of December 31, 2004, and concluded that no impairment existed. In the Company’s opinion, no significant changes have occurred related to the operations or in the carrying amount of goodwill for either of the Company’s operating segments or in the composition of the Company’s acquired intangible assets and the associated accumulated amortization since December 31, 2004. Therefore, an interim impairment evaluation has not been performed by the Company since December 31, 2004. The change in the goodwill from December 31, 2004 to September 30, 2005 of $1.6 million is due to foreign exchange rate fluctuation.

(4) INVENTORIES

	September 30,	December 31,
	2005	2004
	(In thousands)
Raw materials and system components	$6,812	$5,969
Work in process	233	177
Finished goods	2,888	3,041

Total inventories	$9,933	$9,187

(5) PROPERTY AND EQUIPMENT

	Estimated
	Depreciable	September 30,	December 31,
	Lives (years)	2005	2004
		(In thousands)
Leasehold improvements	5 - 9	$195	$164
Automobiles	5	3	3
Computer and telecommunications equipment	3	1,161	1,068
Software	3	2,959	2,623
Test equipment	5	269	252
Furniture and fixtures	3 - 7	2,194	2,070
Software projects in progress		809	635

		7,590	6,815
Less accumulated depreciation and amortization		3,928	3,253

Total property and equipment, net		$3,662	$3,562

(6) ACCRUED EXPENSES

	September 30,	December 31,
	2005	2004
	(In thousands)
Salaries, commissions, and benefits	$1,225	$1,104
Taxes — payroll, sales, income, and other	611	531
Warranties	227	232
Current portion of capital leases	36	48
Interest payable	32	60
Deferred revenue	894	6
Other accrued expenses	347	260

Total accrued expenses	$3,372	$2,241

(7) LINES OF CREDIT AND LONG-TERM DEBT
     a) Lines of Credit
     U.S. Working Capital Line of Credit. The Company has a three-year asset-based lending agreement (the “Credit Agreement”) with LaSalle Business Credit LLC (“LBC”) that provides up to $6.0 million in borrowings, as amended on July 1, 2005, to be used for acquisitions, working capital, and general corporate purposes . The borrowing is inclusive of $2.0 million for Letters of Credit and $500 thousand for term loans. The interest rate on loans under this agreement is the published prime lending rate (6.5 percent at September 30, 2005) plus 1.75 percent. There is an annual fee equal to .75 percent on the aggregate undrawn face amount, less letters of credit outstanding. The Credit Agreement includes customary covenants and conditions relating to the conduct and operation of the Company’s business. At September 30, 2005, the Company was not in compliance with the fixed charge coverage ratio within the

Credit Agreement but obtained a waiver, for the period ended September 30, 2005, on October 19, 2005. At September 30, 2005, borrowing availability under the Credit Agreement was $355 thousand.
     International Lines of Credit. Mobitec AB, the Company’s wholly owned Swedish subsidiary, has agreements with banks in Sweden from which it may currently borrow up to a maximum of 18 million krona, or $2.3 million U.S., based on the September 30, 2005, exchange rate of 0.1292. Additional borrowing availability at September 30, 2005, amounted to approximately $707 thousand U.S.
     Mobitec GmbH (formerly known as Transit Media-Mobitec GmbH), the Company’s wholly owned subsidiary in Germany, has an agreement with a German bank from which it may currently borrow up to a maximum of 512 thousand Euros, or $617 thousand U.S., based on the September 30, 2005, exchange rate of 1.2048. Additional borrowing availability at September 30, 2005, amounted to approximately $76 thousand U.S.
     Lines of credit consist of the following:

	September 30,	December 31,
	2005	2004
	(In thousands)
Line of credit with LaSalle Business Credit, dated November 6, 2003, as amended, payable in full November 15, 2006, secured by accounts receivable, inventory and all assets of the U.S. based domestic entities of the Company.	$3,817	$1,050

Line of credit with Swedish bank dated December 31, 2004, secured by certain assets of the Swedish subsidiary, Mobitec AB, and a cash deposit. Average interest rate of 2.45 percent.	1,073	1,324

Line of credit with Swedish bank dated December 31, 2004, secured by accounts receivable of the Swedish subsidiary, Mobitec AB, with an average interest rate of 3.35 percent.	546	871

Line of credit with German bank dated June 23, 2004, secured by accounts receivable and inventory of the German subsidiary, Mobitec GmbH (formerly known as Transit Media-Mobitec GmbH), with an average interest rate of 3.33 percent.	541	472

Total lines of credit	$5,977	$3,717

b) Long — Term Debt
  Long-term debt consists of the following:

	September 30,	December 31,
	2005	2004
	(In thousands)
Unsecured note to the former owner of Mobitec AB, dated June 28, 2001, repaid as of June 30, 2005.	$—	$1,715

Note payable to a Swedish bank, dated June 28, 2001, payable in 20 quarterly installments of $166 thousand including interest at 5.35 percent. Note collateralized by stock of Swedish holding company and consolidated subsidiary.	430	999

Convertible debenture to a director dated August 26, 2002, payable in full August 26, 2009, with an interest rate of 8 percent.	250	250

Unsecured subordinated promissory note to a director dated July 25, 2005, payable in full July 25, 2006, with an interest rate of 10.5 percent.	252	—

Total long-term debt	932	2,964
Less current portion	932	2,394

	—	570

Long-term portion of capital leases	65	83

Total long-term debt and capital leases, less current portion	$65	$653

     As of September 30, 2005, the Company had satisfied all obligations with the former owner of Mobitec AB, including the remaining principal balance outstanding and all accrued interest. See further discussion at Note 10, “Financing Transactions.”
     At September 30, 2005, the Company was not in compliance with the fixed charge coverage ratio within the convertible debenture agreement but obtained a waiver, for the period ended September 30, 2005, for violation of the covenant.
(8) PREFERRED STOCK
     The Company’s preferred stock consists of 5,000,000 authorized shares, par value $.10 per share, 20,000 shares of which are designated as Series AAA Redeemable Nonvoting Convertible Preferred Stock, 500 shares of which are designated as Series E Redeemable Nonvoting Convertible Preferred Stock, 400 shares of which are designated as Series F Convertible Preferred Stock, 600 shares designated as Series G Convertible Preferred Stock, and 4,978,500 shares of which remain undesignated. As of September 30, 2005, we had outstanding 178 shares of Series AAA Preferred, 207 shares of Series E Preferred, and 336 shares of Series G Preferred. There are no shares of Series F Preferred outstanding.
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
     On June 23, 2005, the Company amended the Company’s Article’s of Incorporation to designate 600 shares of preferred stock as Series G Convertible Preferred Stock (“Series G Preferred”). The annual dividend rate for each share of the Series G Preferred is 8% on the liquidation preference, compounded and paid quarterly, and payable in additional shares of Series G Preferred. On June 23,

2005, we issued 386 shares of the Series G Convertible Preferred; however, at the request of the Company, and in response to a NASDAQ requirement, the purchase of 50 of those shares was rescinded in July 2005, for further discussion see Note 10, “Financing Transactions.” At September 30, 2005, 336 shares remained outstanding.
     In October 2005, we agreed to issue, subject to NASDAQ approval, 50 shares of the Company’s Series H Convertible Preferred Stock, par value $.10 per share (“Series H Preferred”), for further discussion see Note 15, “Subsequent Event.”
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
     No recognition was given to potentially dilutive securities aggregating 3,631,785 and 1,718,433 shares in the three and nine months ended September 30, 2005 and September 30, 2004, respectively. Due to the net loss applicable to common shareholders in those periods, such securities would have been anti-dilutive.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Weighted average shares outstanding — Basic and Diluted	9,696,765	8,202,786	9,656,660	6,358,431

(10) FINANCING TRANSACTIONS
     On May 5, 2005, Mobitec AB, the Company’s wholly owned Swedish subsidiary, signed an amendment with its banks in Sweden which increased its maximum borrowing capacity from 16 million krona to 18 million krona, $2.0 million and $2.3 million U.S., respectively, based on the September 30, 2005, exchange rate of 0.1292.
     On May 31, 2005, three Directors of the Company exercised options to purchase 30,000 shares of the Company’s Common Stock at an exercise price of $2.00 per share. Proceeds to the Company totaled $60 thousand, all of which were used for general corporate and working capital purposes.
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
     In conjunction with the sale of Series G Preferred, the Company also granted the investors warrants to acquire 275,714 shares of common stock at an exercise price of $2.21, exercisable for a period of five years. The relative fair value allocated to the warrants of $274,586, calculated using the Black-Scholes model, has been treated as a discount to the Series G Preferred and was recorded as an increase in additional paid in capital. The issuance of the warrants resulted in a beneficial conversion feature of the Series G Preferred valued at $274,586. Such amount was reflected as a discount to the Series G Preferred and the entire amount was fully amortized as the shares are immediately convertible. As a result, the net effect of the beneficial conversion feature did not change additional paid-in-capital. The amortization of the discount on the preferred stock is added to the net loss to arrive at the net loss attributed to common shareholders.
     On July 25, 2005, the Company issued an unsecured subordinated promissory note for $252,301 to one of its Series G Preferred investors. The note bears interest at a rate of 10.5% per annum, paid on the last day of each month, and is due and payable, along with any unpaid interest, one year from the date of the note. In conjunction with the issuance of the note, the investor, a director of the Company, at the Company’s request, and in response to a NASDAQ requirement, rescinded his acquisition of 50 shares Series G Preferred, along with the associated warrants to purchase 35,714 shares of Common Stock, issued as part of the Series G Preferred transaction. In October 2005, the Company has agreed to issue 50 shares of its Series H Preferred, along with 55,000 warrants and an accompanying cash payment of $2 thousand, in exchange for the cancellation of the promissory note, for further discussion see Note 15, “Subsequent Event.” No additional proceeds were received by the Company as a result of the Series H Preferred issuance.
     On July 22, 2005, a former employee exercised options to purchase 7,667 shares of the Company’s Common Stock at exercise prices of $2.52 for 5,000 shares and $2.55 for 2,667 shares. Total proceeds to the Company were $19,400, all of which were used for general corporate and working capital purposes.
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
(12) COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) for the three and nine months ended September 30, 2005, and 2004 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss	$(1,898)	$(566)	$(3,470)	$(404)
Foreign currency translation adjustment	421	329	(1,512)	(261)

Total comprehensive loss	$(1,477)	$(237)	$(4,982)	$(665)

(13) SEGMENT INFORMATION
     The Company has two business segments, which are based upon differences in products , technology, and markets: (1) Transportation Communications segment; and (2) Law Enforcement and Surveillance segment. The Transportation Communications segment produces automated voice announcement, automated vehicle location, and automated vehicle monitoring systems, passenger information systems and electronic destination sign products for municipalities, regional transportation districts, departments of transportation, and bus vehicle manufacturers. Some of the Transportation Communications products have security related functionality. The Law Enforcement and Surveillance segment produces digital signal processing products for law enforcement agencies and intelligence gathering organizations.
     Operating income (loss) for each segment is total sales less operating expenses applicable to the segment. Certain corporate overhead expenses including executive salaries and benefits, public company administrative expenses, legal and audit fees, and interest expense are not included in segment operating income (loss), but rather are reported under “Parent entities.” Segment long-lived assets include net property and equipment, net intangible assets , net goodwill, and other assets . Sales, operating income (loss), long-lived assets, and geographic information for the operating segments are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Net sales
Transportation communications	$10,336	$10,998	$33,005	$34,115
Law enforcement and surveillance	554	510	1,180	1,275
Parent entities (Corporate overhead)	—	—	—	—

	$10,890	$11,508	$34,185	$35,390

Operating income (loss)
Transportation communications	$90	$1,776	$2,081	$5,131
Law enforcement and surveillance	(13)	159	(82)	216
Parent entities (Corporate overhead)	(1,662)	(1,627)	(4,517)	(4,202)

	$(1,585)	$308	$(2,518)	$1,145

Geographic information — net sales
NAFTA	$5,029	$7,343	$17,150	$21,370
European	2,572	2,876	9,848	10,623
Asian-Pacific	744	789	2,536	1,433
Middle-Eastern	207	10	361	382
South American	2,338	490	4,290	1,582

	$10,890	$11,508	$34,185	$35,390

Long-lived assets	September 30, 2005	December 31, 2004

NAFTA	$4,213	$4,193
European	10,653	12,683
Asian-Pacific	30	35
South American	185	106

	$15,081	$17,017

(14) INCOME TAXES
     As a result of its net operating loss carryforwards, the Company has significant deferred tax assets. SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), requires a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.
     Accordingly, the Company recorded a benefit of $908 thousand and $1.6 million resulting from its taxable loss during the three and nine months ended September 30, 2005, respectively; and simultaneously recorded a valuation allowance equal to the benefit. The Company’s total deferred tax assets as of September 30, 2005, are $5.2 million and its deferred tax valuation allowance is $5.1 million. In addition, as a result of its equity transactions during 2004, the Company has determined its ability to use its net operating loss carryforwards and related tax benefits in any single year is limited under the Internal Revenue Code.
     The Company’s current tax expense for the nine months ended September 30, 2005, of $227 thousand consists of $52 thousand from U.S. tax jurisdictions and of $175 thousand from foreign jurisdictions. The Company’s effective tax rate of (5.6) percent for the three months ended September 30, 2005, was different than the expected statutory tax benefit rate of 35 percent primarily due to recording 100 percent valuation allowance on U.S. deferred tax assets.
(15) SUBSEQUENT EVENTS
     On October 31, 2005, the Company agreed to issue, subject to NASDAQ approval, an aggregate of 50 shares of its Series H Convertible Preferred Stock, par value $.10 per share (“Series H Preferred”) to one of its investors who is also a director. The issuance of the Series H Preferred and an accompanying cash payment of $2 thousand were offered to the investor in exchange for the cancellation of a promissory note the Company entered into on July 25, 2005, in favor of the investor in the original principal amount of $252,301. In connection with the sale of the Series H Preferred, the Company will issue warrants to the investor for the purchase of an aggregate of 55,000 shares of the Company’s common stock at an exercise price of $2.02 per share. The warrants are exercisable at any time for a period of five years after issuance.

No additional proceeds were received by the Company as a result of this transaction.
     In October 2005, a former employee exercised options to purchase 35,000 shares of the Company’s Common Stock at exercise prices of $1.94 for 10,000 shares and $2.00 for 25,000 shares. Total proceeds to the Company were $69 thousand, all of which will be used for general corporate and working capital purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT ARE IN ITEM 1 OF THIS DOCUMENT AND THE 2004 ANNUAL REPORT ON FORM 10-K.
Business — General
     Through its business units and wholly owned subsidiaries, DRI designs, manufactures, sells, and services information technology, security, and audio surveillance technology products either directly or through manufacturer’s representatives . DRI currently operates within two business segments: (1) the Transportation Communications segment; and (2) the Law Enforcement and Surveillance segment.
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
     DRI’s Law Enforcement and Surveillance segment consists of Digital Audio Corporation (“DAC”), a wholly owned subsidiary of DRI based in Durham, N.C. DAC’s products include a line of digital audio filter systems, security systems and digital audio recorders. These products are used to improve the quality and intelligibility of both live and recorded voices. DAC’s customers include U.S. federal, state, and local law enforcement agencies or organizations; U.S. military and intelligence organizations; comparable national and regional agencies of foreign governments; and private and industrial security and investigation firms.
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

     The following table sets forth the percentage of our revenues represented by certain items included in our Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.5	57.0	62.6	57.9

Gross profit	31.5	43.0	37.4	42.1

Operating expenses:
Selling, general and administrative	40.5	36.4	40.7	34.8
Research and development	5.6	3.9	4.0	4.0

Total operating expenses	46.1	40.3	44.7	38.8

Operating income (loss)	(14.6)	2.7	(7.3)	3.3
Other expense, foreign currency translation and interest	(0.1)	(1.1)	(1.1)	(2.1)

Income (loss) before income tax expense	(14.7)	1.6	(8.4)	1.2
Income tax expense	(1.1)	(5.8)	(0.7)	(2.0)

Loss before minority interest in income of consolidated subsidiary	(15.8)	(4.2)	(9.1)	(0.8)
Minority interest in consolidated subsidiary	(1.7)	(0.6)	(1.0)	(0.3)

Net loss	(17.5)%	(4.8)%	(10.1)%	(1.1)%

COMPARISON OF OUR RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
     Net Sales and Gross Profit. Our net sales for the three months ended September 30, 2005, decreased $618 thousand or 5.4 percent, from $11.5 million for the three months ended September 30, 2004, to $10.9 million for the three months ended September 30, 2005. Our gross profit for the three months ended September 30, 2005, decreased $1.5 million, or 30.5 percent, from $4.9 million for the three months ended September 30, 2004, to $3.4 million for the three months ended September 30, 2005. Following is a discussion of these changes in net sales and gross profit by segment.
     Transportation Communications Segment. For the three months ended September 30, 2005, sales of our transportation communications segment decreased $662 thousand, or 6.0 percent, from $11.0 million for the three months ended September 30, 2004, to $10.3 million for the three months ended September 30, 2005. The decrease resulted principally from lower U.S. domestic sales of $2.2 million offset by higher sales of $1.6 million from our foreign subsidiaries. The increase in international sales is attributed to higher sales within the Asian-Pacific and South American markets, and favorable foreign currency exchange rates for the third quarter of 2005 compared to the third quarter 2004.
     The increase in net sales due to foreign currency fluctuations for the period ended September 30, 2005, was approximately $645 thousand. DRI does not use currency hedging tools. Each of our foreign subsidiaries primarily conducts business in their respective functional currencies thereby reducing the impact of foreign currency transaction differences. If the U.S. dollar strengthens compared to the foreign currencies converted, it is possible the total sales reported in U.S. dollars could decline.
     Expected sales growth in the transportation communications segment will be dependent upon the expansion of new product offerings and technology, as well as expansion into new geographic areas. We believe our relatively high market share positions in some markets preclude significant sales growth from increased market share.
     The decrease in U.S. sales for the quarter ended September 30, 2005, as compared to the quarter ended September 30, 2004, was a result of several factors. First, during the quarter ended September 30, 2005, we entered into sales agreements for projects including hardware, engineering services, and installation services that span longer time periods than previous projects and place additional demands on our already limited engineering resources; as such, a significant percentage of the related revenue will be recognized in the fourth quarter of 2005 and the first quarter of 2006. Second, we experienced a $405 thousand decline in mapping and programming services resulting from a one-time programming effort in the quarter ended September 30, 2004. Third, continued pricing pressures from customers and a change in product mix led to significant declines in OEM and spare parts sales.
     Our transportation communications segment gross profit for the three months ended September 30, 2005, of $3.3 million, decreased $1.3 million, or 29.1 percent, from $4.6 million for the three months ended September 30, 2004. As a percentage of segment sales, our gross profit was 31.5 percent of our net segment sales for the three months ended September 30, 2005, as compared to 41.8 percent for the three months ended September 30, 2004. The net decrease in gross profit was attributed to an increase in foreign gross profits of $728 thousand, offset by a decrease in U.S. domestic gross profits of $2.0 million.

     The international gross profit as a percentage of sales for the three months ended September 30, 2005, was 40.2 percent as compared to 37.7 percent for the three months ended September 30, 2004. The increase in gross margin is primarily attributed to increased sales to customers with more favorable margins, offset by an increase in higher commissionable sales in certain markets.
     The U.S. gross profit as a percentage of sales for the three months ended September 30, 2005, was 21.3 percent as compared to 44.1 percent for the three months ended September 30, 2004. The decrease in gross profit is partially due to a write-off of obsolete and slow moving inventory of $382 thousand during the third quarter, 2005. Additionally, in 2005, our U.S. domestic companies began in-house production of sub-assemblies such as cabling, wiring harnesses, and brackets. As in-house production has increased, incremental direct costs such as production and service related salaries, along with related overhead costs, and depreciation on production equipment have been included in cost of sales. In order to manage headcount, the Company has re-assigned some people previously in selling, general, and administrative roles to more production and service related responsibilities. These additional production and service related costs have contributed to the decrease in the U.S. gross margins. The Company’s long-term goal is to be better able to manage production costs in-house, rather than solely relying on third-party manufacturers.
     Though we may experience continued pricing pressure, we expect our gross margins within our individual product lines to stabilize in the near term as we continue to recognize cost savings resulting from recent and future cost reduction efforts. However, period-to-period, overall gross margins will still reflect the variations in sales mix and geographical dispersion of product sales. We expect increased in-house production of cabling, wire harnesses, and brackets to contribute to overall costs savings, allow better delivery times for our customers, and allow us to produce in quantities that are more efficient. We also expect improvements in gross margins through more frequent sales of a combination of products and services offering a broader “project” solution, and through the introduction of technology improvements.
     Law Enforcement and Surveillance Segment. For the three months ended September 30, 2005, sales for our law enforcement and surveillance segment increased $44 thousand or 8.6 percent, from $510 thousand for the three months ended September 30, 2004, to $554 thousand for the three months ended September 30, 2005. The increase sales in the third quarter of 2005 is due to a realization of orders related to new technology.
     The segment gross profit for the three months ended September 30, 2005, decreased $175 thousand, or 50.0 percent, from $350 thousand for the three months ended September 30, 2004, to $175 thousand for the three months ended September 30, 2005. As a percentage of segment sales, our gross profit was 31.5 percent of our net segment sales for the three months ended September 30, 2005, as compared to 68.6 percent during the three months ended September 30, 2004. As with our transportation communication segment discussed above, in 2005 we began incurring incremental direct costs along with related overhead costs as cost of sales. The decrease in the gross profit is related to a $72 thousand write-off of obsolete and slow-moving inventory, increased OEM material costs, increased outside processing costs, and increased depreciation on capitalized software. We believe improvement in our gross profit percentage is dependent upon overall economic and competitive conditions in the law enforcement and surveillance sector, introduction of new technology products, and the continued success of our on-going cost reduction programs.
     Selling, General and Administrative. Our selling, general and administrative expenses for the three months ended September 30, 2005 of $4.4 million, increased $230 thousand, or 5.5 percent, from $4.2 million for the three months ended September 30, 2004. The majority of this increase was a result of increases in outside service fees of $27 thousand, related to our compliance efforts in connection with the Sarbanes-Oxley Act of 2002; and increased compensation and benefits of $474 thousand, including general increases and additional personnel in support of U.S. administrative functions, and an increase in foreign personnel. Additional significant expenses included the tri-annual American Public Transportation Association (“APTA”) trade show and increased depreciation expense from increases in capital asset purchases. These increases were offset by reductions in public company costs of approximately $420 thousand including printing fees, audit fees, legal fees, and outside consulting fees, and a decrease of other expenses of $227 thousand.
     As a percentage of our net sales, these expenses were 40.5 percent for the three months ended September 30, 2005, and 36.4 percent for the three months ended September 30, 2004. The increase is due to the higher general and administrative expenses as discussed above. Management believes, that as sales increase, these expenses will decrease as a percentage of sales. However, in terms of absolute dollars, selling, general, and administrative expenses are planned to increase in future periods due to: (1) expansion into other geographic areas; (2) expansion through acquisition; (3) introduction of new products and services; and (4) compliance costs related to the Sarbanes -Oxley Act of 2002.
     Research and Development Expenses. Our research and development expenses of $605 thousand for the three months ended September 30, 2005, represented an increase of $153 thousand, or 33.8 percent, from $452 thousand for the three months ended September 30, 2004. This category of expense includes internal engineering personnel and outside engineering expense for software and hardware development, sustaining product engineering, and new product development. This expense, as a percentage of net sales, increased 1.7 percent from 3.9 percent for the three months ended September 30, 2004, to 5.6 percent for the three months ending September 30, 2005.
     During the three months ended September 30, 2005, salaries and related costs of certain engineering personnel who were used in the development of software met the capitalization criteria of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”. The total amount of personnel and other expense capitalized in the three months ended September 30, 2005, was $222 thousand as compared to $198 thousand for the three months ended September 30, 2004. In the longer term, we expect our development investment to be in the range of approximately 5 to 8 percent as a percentage of sales.
     Operating Income (Loss). The net change in our operating income (loss) for the three months ended September 30, 2005, was a decrease of $1.9 million from net operating income of $308 thousand for the three months ended September 30, 2004, to a net operating loss of $1.6 million for the three months ended September 30, 2005. This decrease is due to lower sales and higher cost of sales in the transportation communications segment; lower sales and higher cost of sales in the law enforcement and surveillance segment; higher operating, personnel costs, bad debt, and depreciation costs as described above; and a $454 thousand write-off of obsolete and slow moving inventory during the third quarter 2005.
     Other Income, Foreign Currency Gain (Loss), and Interest Expense. Other income and interest expense decreased $117 thousand from $128 thousand for the three months ended September 30, 2004, to $11 thousand for the three months ended September 30, 2005, due to a decrease in interest expense of $43 thousand, an increase in foreign currency gain of $27 thousand, and an increase in other income of $47 thousand. The decrease in interest expense was due primarily to decreases in the amount of borrowings on our credit facilities and in the amount of outstanding long-term debt.
     Income Tax Expense. Net income tax expense, consisting primarily of net deferred tax expense, was $121 thousand for the three months ended September 30, 2005, as compared with a net income tax expense of $673 thousand for the three months ended September 30, 2004. The tax expense for the three months ended September 30, 2005 consisted of $26 thousand arising from United State federal and state jurisdictions and $95 thousand arising from foreign jurisdictions. The tax benefit for the three months ended September 30, 2004 relates to an adjustment of the 2003 deferred tax asset.
     Net Loss Applicable to Common Shareholders. The net change in our net loss applicable to common shareholders for the three months ended September 30, 2005, was a decrease of $1.3 million from a net loss of $623 thousand for the three months ended September 30, 2004, to a net loss of $2.0 million for the three months ended September 30, 2005.
COMPARISON OF OUR RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
     Net Sales and Gross Profit. Our net sales for the nine months ended September 30, 2005, decreased $1.2 million or 3.4 percent, from $35.4 million for the nine months ended September 30, 2004, to $34.2 million for the nine months ended September 30, 2005. Our gross profit for the nine months ended September 30, 2005, decreased $2.1 million, or 14.3 percent, from $14.9 million for the nine months ended September 30, 2004, to $12.8 million for the nine months ended September 30, 2005. Following is a discussion of these changes in net sales and gross profit by segment.
     Transportation Communications Segment. For the nine months ended September 30, 2005, sales of our transportation communications segment decreased $1.1 million, or 3.3 percent, from $34.1 million for the nine months ended September 30, 2004, to $33.0 million for the nine months ended September 30, 2005. The decrease resulted from lower U.S. domestic sales of $4.0 million, offset by higher sales of $2.9 million from our foreign subsidiaries. The increase in international sales is attributed to higher sales in the Nordic market, partially offset by lower sales in the European market; and higher sales in the South American and Asian-Pacific markets, and favorable foreign currency exchange rates for the first nine months of 2005 compared to the first nine months of 2004.
     The increase in net sales due to foreign currency fluctuations for the period ended September 30, 2005, was approximately $1.1 million. DRI does not use currency hedging tools. Each of our foreign subsidiaries primarily conducts business in their respective functional currencies thereby reducing the impact of foreign currency transaction differences. If the U.S. dollar strengthens compared to the foreign currencies converted, it is possible the total sales reported in U.S. dollars could decline.
     Expected sales growth in the transportation communications segment will be dependent upon the expansion of new product offerings and technology, as well as expansion into new geographic areas. We believe our relatively high market share positions in some markets preclude significant sales growth from increased market share.
     The decrease in U.S. domestic sales includes a decline of approximately $3.6 million in OEM and spare parts sales, a decline of $889 thousand in programming services substantially due to a one-time programming effort during 2004, while experiencing a $375 thousand increase in our repair, service, and training revenues, and a decrease of sales returns and allowances of $131 thousand. Lower sales volume and prices of various product lines, continued pricing pressures from customers, a change in product mix, and declining spare parts sales led to the lower U.S. domestic sales, partially offset by higher sales within some product lines in the second quarter of 2005. Repair and service sales increased in the first nine months of 2005 primarily due to sales to three customers; however, these type of sales tend to fluctuate greatly from period to period.
     Our transportation communications segment gross profit for the nine months ended September 30, 2005, of $12.4 million decreased $1.6 million, or 11.7 percent, from $14.0 million for the nine months ended September 30, 2004. As a percentage of segment sales, our gross profit was 37.4 percent of our net segment sales for the nine months ended September 30, 2005, as compared to 41.0 percent for the nine months ended September 30, 2004. The net decrease in gross profit was attributed to a decrease in U.S. domestic gross profits of $3.1 million, offset by an increase in international gross profits of $1.5 million.
     The international gross profit as a percentage of sales for the nine months ended September 30, 2005, was 41.7 percent as compared to 39.5 percent for the nine months ended September 30, 2004. The increase in gross margin is primarily attributed to favorable customer and product mix, and cost reduction strategies on materials costs within the European, South American and Asian-Pacific markets.
     The U.S. gross profit percentage of sales for the nine months ended September 30, 2005, was 33.1 percent as compared to 42.0 percent for the nine months ended September 30, 2004. The decrease in gross profit is partially due to a write-off of obsolete and slow moving inventory of $382 thousand during the third quarter, 2005. Additionally, in 2005, our U.S. domestic companies began in-house production of sub-assemblies such as cabling, wiring harnesses, and brackets. As in-house production has increased, incremental direct costs such as production and service related salaries, along with related overhead costs, and depreciation on production equipment have been included in cost of sales. In order to manage headcount, the Company has re-assigned some people previously in selling, general, and administrative roles to more production and service related responsibilities. These additional production related costs have contributed to the decrease in the U.S. gross margins. The Company’s long-term goal is to be better able to manage production costs in-house, rather than solely relying on third-party manufacturers.
     Though we may experience continued pricing pressure, we expect our gross margins within our individual product lines to stabilize in the near term as we continue to recognize cost savings resulting from recent and future cost reduction efforts. However, period-to-period, overall gross margins will still reflect the variations in sales mix and geographical dispersion of product sales. We expect increased in-house production of cabling, wire harnesses, and brackets to contribute to overall costs savings, allow better delivery times for our customers, and allow us to produce in quantities that are more efficient. We also expect improvements in gross margins through more frequent sales of a combination of products and services offering a broader “project” solution, and through the introduction of technology improvements.
     Law Enforcement and Surveillance Segment. For the nine months ended September 30, 2005, sales for our law enforcement and surveillance segment decreased $95 thousand or 7.4 percent, from $1.3 million for the nine months ended September 30, 2004, to $1.2 million for the nine months ended September 30, 2005. The lower sales in the nine months ended September 30, 2005, is due to a shift in orders related to new technology that we did not begin selling until the third quarter 2005.
     The segment gross profit for the nine months ended September 30, 2005, decreased $483 thousand, or 53.7 percent, from $899 thousand for the nine months ended September 30, 2004, to $416 thousand for the nine months ended September 30, 2005. As a percentage of segment sales, our gross profit was 35.2 percent of our net segment sales for the nine months ended September 30, 2005, as compared to 70.5 percent during the nine months ended September 30, 2004. As with our Transportation Communication segment discussed above, in 2005 we began incurring incremental direct costs along with related overhead costs as cost of sales. The decrease in the gross profit is related to a $72 thousand write-off of obsolete and slow-moving inventory, increased OEM material costs, increased depreciation on capitalized software, a large shipment in the first quarter of 2005 at a lower than usual gross profit, and a lower gross profit on the third quarter sales related to the new technology. We believe improvement in our gross profit percentage is dependent upon overall economic and competitive conditions in the law enforcement and surveillance sector, introduction of new technology products, and the continued success of our on-going cost reduction programs.
     Selling, General and Administrative. Our selling, general and administrative expenses for the nine months ended September 30, 2005, of $13.9 million, increased $1.6 million, or 12.8 percent, from $12.3 million for the nine months ended September 30, 2004. The majority of this increase was a result of a net increases in outside service fees of $165 thousand related to our compliance efforts in connection with the Sarbanes-Oxley Act of 2002; increased compensation and benefits of $902 thousand, including general increases and additional personnel in support of administration and engineering functions and an increase in foreign personnel; increased employee recruiting and training costs of $89 thousand; increased travel related expenses of $217 thousand; and increased bad debt expense of $145 thousand. Additional significant expenses included the tri-annual APTA trade show and increased depreciation expense from recent capital asset purchases. These increases were offset by reductions in public company costs of approximately $400 thousand, including printing fees, audit fees, and legal fees
     As a percentage of our net sales, these expenses were 40.7 percent for the nine months ended September 30, 2005, and 34.8 percent for the nine months ended September 30, 2004. The increase is due to the higher general and administrative expenses as discussed above. Management believes, that as sales increase, these expenses will decrease as a percentage of sales. However, in terms of absolute dollars, selling, general, and administrative expenses are planned to increase in future periods due to: (1) expansion into other geographic areas; (2) expansion through acquisition; (3) introduction of new products and services; and (4) compliance costs related to the Sarbanes -Oxley Act of 2002.
     Research and Development Expenses. Our research and development expenses of $1.4 million for the nine months ended September 30, 2005, represented a decrease of $46 thousand, or 3.2 percent, from $1.4 million for the nine months ended September 30, 2004. This category of expense includes internal engineering personnel and outside engineering expense for software and hardware development, sustaining product engineering, and new product development. This expense, as a percentage of net sales, represented 4.0 percent for the nine months ended September 30, 2005 and 2004.
     During the nine months ended September 30, 2005, salaries and related costs of certain engineering personnel who were used in the development of software met the capitalization criteria of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”. The total amount of personnel and other expense capitalized in the nine months ended September 30, 2005, was $926 thousand as compared to $379 thousand for the nine months ended September 30, 2004. In the longer term, we expect our development investment to be in the range of approximately 5 to 8 percent as a percentage of sales.
     Operating Income (Loss). The net change in our operating income (loss) for the nine months ended September 30, 2005, was a decrease of $3.7 million from net operating income of $1.1 million for the nine months ended September 30, 2004, to a net operating loss of $2.5 million for the nine months ended September 30, 2005. This decrease is primarily due to lower sales and higher cost of sales in the transportation communications segment; lower sales and higher cost of sales in the law enforcement and surveillance segment; higher operating, personnel costs, bad debt, and depreciation costs as described above; and a $454 thousand write-off of obsolete and slow moving inventory during the third quarter 2005.
     Other Income, Foreign Currency Gain (Loss), and Interest Expense. Other income and interest expense decreased $351 thousand from $733 thousand for the nine months ended September 30, 2004, to $382 thousand for the nine months ended September 30, 2005, due to a decrease in interest expense of $371 thousand, offset by an increase in foreign currency loss of $110 thousand, and an increase in other income of $90 thousand. The decrease in interest expense was due primarily to decreases in the amount of borrowings on our credit facilities and in the amount of outstanding long-term debt. The decrease in outstanding debt was a result of two separate private placements of common stock in 2004 of $5.0 million each, and a private placement of preferred stock in 2005 of $1.9 million.
     Income Tax Expense. Net income tax expense, consisting primarily of net deferred tax expense, was $227 thousand for the nine months ended September 30, 2005, as compared with a net income tax expense of $717 thousand for the nine months ended September 30, 2004. The tax expense for the three months ended September 30, 2005 consisted of $52 thousand arising from United State federal and state jurisdictions and $175 thousand arising from foreign jurisdictions.
     Net Income (Loss) Applicable to Common Shareholders. The net change in our net income (loss) applicable to common shareholders for the nine months ended September 30, 2005, was a decrease of $4.2 million from a net loss of $635 thousand for the nine months ended September 30, 2004, to a net loss of $4.2 million for the nine months ended September 30, 2005. This decrease is due to the factors previously addressed, as well as a $275 thousand charge for the relative fair value allocated to warrants of the proceeds received from the Series G Preferred issuance, and a $275 thousand charge for the beneficial conversion feature on the Series G Preferred issuance.
Future Outlook
     Recent Legislation. U.S. public transportation operated for more than two years with the uncertainties created by short-term extensions of TEA -21, the Transportation Equity Act which provided funding to transit agency customers serviced by the Company, initiated by Congress in lieu of the historical and intended six-year reauthorization legislation period. Federal funding has been available during this interval; however, we believe that underlying longer-term funding uncertainties have been a source of significant market disruption. The transportation industry has people to move, jobs to fill, communities to serve, and safety and security issues to consider. Reauthorization of this six-year legislation should lead to progress in all of these matters.
     On July 29, 2005, new legislation, The Safe, Accountable, Flexible, Efficient, Transportation Equity Act – A Legacy for Users (“SAFETEA -LU”), was passed by both the House and the Senate, and signed into law by President Bush on August 10, 2005. This $286.4 billion transportation bill includes $52.6 billion in guaranteed funding for public transportation for six years, through fiscal year 2009. At $52.6 billion, according to APTA staff, that would represent a 45.3 percent increase over the comparable funding in the prior legislation. While we do not expect this reauthorization materially to affect our revenue in 2005, we certainly do believe elimination of the uncertainty that has impacted the market for two years, may lead to more robust market opportunity for our products and services.
     New Products, New Services, and Other Factors. Many of the Company’s core products and services have, for a long time, included security related elements. In the third quarter, the Company introduced new intelligent transportation system and transit security-related product and service, Digital Recorders® VacTell™ Video Actionable Intelligence that falls within management’s strategy of delivering transit products with additional security features and increasing security related functionality in our traditional Intelligent Transportation Systems (“ITS”) market.
     On October 4, 2005, the company announced an order for Digital Recorders® VacTell™ Video Actionable Intelligence was received from the City of Amarillo, Texas. The contract, valued at more than $200,000, will outfit transit bus vehicles with the Company’s latest transit security product integrated with the Digital Recorders® global positioning satellite-based automatic vehicle location system designed to help ensure passenger safety and security on public transit vehicles. Delivery and installation are expected to be completed in the fourth quarter 2005. Although the total dollar amount for this order is small and should not materially impact the Company’s 2005 results, the order demonstrates further market validation and acceptance of our product development activities and our ability to provide technological innovations that address transit security needs.
     Long-Term Outlook . We believe that a combination of initiatives launched in the past two years, new products, new serviced markets, alliances, intensified sales and marketing efforts, and bringing in additional transit security-related products and services into the product mix, when coupled with the new funding legislation may position us to attain $85 million to $95 million-plus annualized run rate revenue by the end of 2008. At that level of revenue, in conjunction with internal cost management initiatives underway, we expect profitability, but can offer no assurances of such. This discussion of our future outlook is further qualified and limited by those risks and assumptions discussed elsewhere in this Quarterly Report, and in our 2004 Annual Report on Form 10-K, particularly under the heading “Risk Factors Affecting Our Business and Prospects.”
OUR LIQUIDITY AND CAPITAL RESOURCES
For the Nine months Ended September 30, 2005, and 2004
     Our operating activities used net cash of $1.0 million and $4.0 million for the nine months ended September 30, 2005, and 2004, respectively. For the nine months ended September 30, 2005, net cash used primarily resulted from a net loss of $3.5 million, an increase in accounts receivable of $545 thousand, and a $1.0 million increase in inventories in preparation of expected fourth quarter shipments. Sources of cash primarily resulted from an increase in accounts payable of $941 thousand and accrued expenses of $1.2 million as purchases in support of orders were made late in the quarter, and a net increase of $38 thousand in other assets. Non-cash expense items totaling $2.1 million were for deferred taxes, depreciation and amortization, bad debt expense, loss on foreign currency, minority interest, and deferred taxes.
     Our investing activities used cash of $1.3 million and $1.0 million for the nine months ended September 30, 2005, and 2004, respectively. For the nine months ended September 30, 2005, and 2004, the primary uses of cash were for expenditures relating to internally developed software and purchases of computer, test, and office equipment. We do not anticipate any significant change in expenditures for or sales of capital equipment in the near future.
     Our financing activities provided net cash of $2.4 million and $4.6 million for the nine months ended September 30, 2005, and 2004, respectively. For the nine months ended September 30, 2005, our primary sources of cash were from borrowings under asset-based lending agreements, for both our U.S and our foreign subsidiaries, from the issuance of Series G Preferred, and from exercising of common stock options, of $42.3 million, $1.9 million, and $80 thousand, respectively. Our primary uses of cash for financing activities were payment of dividends and repayment of borrowings under the asset-based lending agreement of $118 thousand and $41.8 million, respectively. Cash provided by financing activities for the nine months ended September 30, 2005, was primarily used to pay the principal and accrued interest due on the unsecured note due to the former owner of Mobitec AB, fund working capital requirements, and for the purchase of fixed assets.
     We expect our liquidity to remain tight throughout the remainder of 2005, and into 2006. As a result of the lower than expected sales in the third quarter of 2005, the Company continues to focus on steps to eliminate non-revenue generating overhead, reduce fixed costs in favor of variable costs, and generally reduce cash needs going forward. Our lender has indicated its concern over our continued failure to meet the financial covenants set forth within the LaSalle credit agreement, and has increased reserves against the available collateral to further limit its exposure. In the current period, those reserves have increased from $900 thousand to $1.2 million. The failure to meet covenants and the increase in the reserves makes it unlikely that we will be able to increase our borrowing availability under the present agreement in future periods or even to continue under our current borrowing levels under that agreement. In response, we have, and are continuing to pursue possible alternative financing agreements, but we can offer no assurance that we will be successful or that, if successful, we will have borrowing levels available to meet future operating expenses.
     We have historically supplemented the bank credit facility through private placements of shares of our Preferred Stock; however, there can be no assurances that future placements will occur. If further financings are not available and if our ability to borrow funds under the LaSalle Agreement, or some alternative agreement is limited or not available, we will be dependent upon cash flows generated by our U.S. operating companies to meet current and future liquidity requirements. However, based upon the historical performance of those businesses, we do not believe the cash flows of our U.S. operating companies alone would be sufficient to fund our operating needs in their current form.
     Although we have, in the past, had to advance cash to our non-U.S. operating companies, those companies are currently generating adequate cash flows to meet their working capital needs. We do not, however, anticipate non-U.S. operating companies producing cash flows sufficient to return all, or even a portion, of those advances in the near future.
Credit Agreements
     Lines of credit consist of the following revolving credit agreements, the proceeds of which are used to fund working capital requirements.
     U.S. Working Capital Line of Credit. The Company has a three-year asset-based lending agreement (the “Credit Agreement”) with LaSalle Business Credit LLC (“LBC”), which expires in November 2006, that provided up to $6.0 million, as amended, in borrowings to be used for acquisitions, working capital, and general corporate purposes. The borrowing agreement is inclusive of $2.0 million for Letters of Credit and $500 thousand for term loans. The interest rate on loans under this agreement is the published prime lending rate (6.5 percent at September 30, 2005) plus 1.75 percent. There is an annual fee equal to .75 percent on the aggregate undrawn face amount, less letters of credit outstanding. The Credit Agreement includes customary covenants and conditions relating to the conduct and operation of the Company’s business. At September 30, 2005, the Company was not in compliance with the fixed charge coverage ratio within the Credit Agreement, as amended, but received a waiver, for the period ended September 30, 2005, from the lender on October 19, 2005. At September 30, 2005, borrowing availability under the Credit Agreement was $355 thousand.
     International Lines of Credit. Mobitec AB, the Company’s wholly owned Swedish subsidiary, has agreements with banks in Sweden from which it may currently borrow up to a maximum of 18 million krona, or $2.3 million U.S., based on the September 30, 2005, exchange rate of 0.1292. Additional borrowing availability at September 30, 2005, amounted to approximately $707 thousand. The line of credit agreements expire December 31, 2005. On or before expiration, the Company expects to renew these credit agreements with agreements substantially similar in terms and conditions.
     Mobitec GmbH (formerly known as Transit Media-Mobitec GmbH), the Company’s wholly owned subsidiary in Germany, has an agreement with a German bank from which it may currently borrow up to a maximum of 512 thousand Euros, or $617 thousand U.S., based on the September 30, 2005, exchange rate of 1.2048. Additional borrowing availability at September 30, 2005, amounted to approximately $76 thousand.

     Long-term Debt. Long-term debt consists of the following notes and obligations, the proceeds of which were used to finance the Mobitec acquisition and for working capital requirements.
     A term loan from a Swedish bank dated June 28, 2001, having a balance of 3.3 million krona or $430 thousand U.S. (based on the September 30, 2005, exchange rate of 0.1292), is payable in four (4) remaining quarterly payments of 1.1 million krona or $142 thousand U.S. at an annual interest rate of 5.35 percent and is secured by stock of DRI’s Swedish holding company subsidiary, DRI-Europa AB, and its consolidated subsidiary, Mobitec AB.
     A convertible subordinated debenture payable to a shareholder and Director of the Company, dated August 26, 2002, in the amount of $250 thousand, which is due in full on August 26, 2009, if not sooner redeemed or converted, with an annual interest rate of 8.0 percent, paid monthly.
     An unsecured subordinated promissory note payable to a shareholder and Director of the Company, dated July 25, 2005, in the amount of $252 thousand, which is due in full on July 25, 2006, with an annual interest rate of 10.5 percent, paid monthly. In October, the Company issued and sold 50 shares of its Series H Preferred, along with an accompanying cash payment of $2 thousand, in exchange for cancellation of the promissory note.
Financing Activities in 2005
     On February 10, 2005, shareholders of the Company’s privately traded Series AAA Preferred Stock approved two changes to its Series AAA Articles of Incorporation at a Special Meeting of such shareholders. The changes provide: (1) a reduction to the annual dividend rate for each share of Series AAA Preferred Stock from 10 percent to 5 percent; and (2) a reduction in the conversion rate for each share of Series AAA Preferred Stock from $8.00 per share to $5.50 per share.
     A convertible subordinated debenture in the amount of $250 thousand dated August 26, 2002, is payable to a shareholder and member of the Board of Directors, and is due in full August 26, 2009. At September 30, 2005, the Company was not in compliance with the fixed charge coverage ratio within the convertible debenture agreement but obtained a waiver, for the period ended September 30, 2005, for violation of the covenant.
     On May 5, 2005, Mobitec AB, the Company’s wholly owned Swedish subsidiary, signed an amendment with its banks in Sweden which increased its maximum borrowing capacity from 16 million krona to 18 million krona, $2.0 million and $2.3 million U.S., respectively, based on the September 30, 2005, exchange rate of 0.1278.
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
     In conjunction with the sale of Series G Preferred, the company also granted those investors, one a director of the Company, or a director of the Company, warrants to acquire 275,714 shares of common stock at an exercise price of $2.21, exercisable for a period of five years. The fair value allocated to the warrants of $274,586, calculated using the Black-Scholes model, has been treated as a discount to the Series G Preferred and was recorded as an increase in additional paid in capital. The issuance of the warrants resulted in a beneficial conversion feature of the Series G Preferred valued at $274,586. Such amount was reflected as a discount to the Series G Preferred and the entire amount was fully amortized as the shares are immediately convertible. As a result, the net effect of the beneficial conversion feature did not change additional paid

-in-capital. The amortization of the discount on the preferred stock is added to the net loss to arrive at the net loss attributed to common shareholders.
     On July 25, 2005, the Company issued an unsecured subordinated promissory note for $252,301 to one of its investors, a director of the Company. The note bears interest at a rate of 10.5% per annum, paid on the last day of each month, and is due and payable, along with any unpaid interest, one year from the date of the note. In conjunction with the issuance of the note, at the Company’s request, and in response to a NASDAQ requirement, the investor rescinded his acquisition of 50 shares Series G Preferred, along with the associated warrants to purchase 35,714 shares of Common Stock, issued as part of the Series G Preferred transaction, discussed above. No additional proceeds were received by the Company as a result of the note. Please see Part II, Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.
     On October 31, 2005, the Company agreed to issue, subject to NASDAQ approval, an aggregate of 50 shares of its Series H Convertible Preferred Stock, par value $.10 per share (“Series H Preferred”) to one of its investors, a director of the Company. The issuance of the Series H Preferred and an accompanying cash payment of $2 thousand were offered to the investor in exchange for the cancellation of a promissory note the Company entered into on July 25, 2005, in favor of the investor in the original principal amount of $252,301. In connection with the sale of the Series H Preferred, the Company will issue to the investor warrants to purchase an aggregate of 55,000 shares of the Company’s common stock at an exercise price of $2.02 per share. The warrants will be exercisable at any time for a period of five years after issuance. No additional proceeds will be received by the Company as a result of this transaction.
     On July 22, 2005, a former employee exercised options to purchase 7,667 shares of the Company’s Common Stock at exercise prices of $2.52 for 5,000 shares and $2.55 for 2,667 shares. Total proceeds to the Company were $19,400, all of which were used for general corporate and working capital purposes.
     In October 2005, a former employee exercised options to purchase 35,000 shares of the Company’s Common Stock at exercise prices of $1.94 for 10,000 shares and $2.00 for 25,000 shares. Total proceeds to the Company were $69,400, all of which will be used for general corporate and working capital purposes.
Impact of Inflation
     We believe that inflation has not had a material impact on our results of operations for the three and nine months ended September 30, 2005, and 2004. However, there can be no assurance that future inflation would not have an adverse impact upon our future operating results and financial condition.
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
Forward-looking statements in this Quarterly Report include, without limitation, the following:
•	Statements regarding our ability to meet our current capital requirements;

•	Statements regarding our ability to meet and maintain our existing debt obligations, including obligations to make payments under and to meet financial covenants related to such debt instruments;

•	Statements regarding our future cash flow position;

•	Statements regarding our ability to obtain lender financing from LaSalle or another lender sufficient to meet our working capital requirements;

•	Statements about our efforts to manage and effect certain fixed cost reductions;

•	Statements regarding our ability to address and remediate any deficiencies in our internal controls over financial reporting and/or our disclosure controls;

•	Statements regarding the timing or amount of future revenues;

•	Statements regarding our ability to achieve expense reductions;

•	Statements regarding product sales in future periods;

•	Statements regarding expected results;

•	Statements regarding current trends and indicators;

•	Statements regarding recent legislative action affecting the transportation and/or security industry, including, without limitation, The Safe, Accountable, Flexible, Efficient, Transportation Equity Act – A Legacy for Users, and any successor legislation;

•	Statements regarding the timing and impact of the recent passage of The Safe, Accountable, Flexible, Efficient, Transportation Equity Act – A Legacy for Users;

•	Statements regarding changes in future federal or state funding for transportation and or security related funding;

•	Statements regarding possible growth through acquisitions;

•	Statements regarding future sources of capital to fund such growth, including sources of additional equity financing:

•	Statements regarding anticipated advancements in technology related to our products and services;

•	Statements regarding future product and service offerings;

•	Statements regarding the success of recent product and service introductions;

•	Statements regarding the ability to include additional security features to existing products and services;

•	Statements regarding the potential positive effect such additional security features may have on future revenues;

•	Statements regarding the expected contribution of sales of new and modified security related products to our profitability;

•	Statements regarding future events or expectations including the expected timing of order deliveries;

•	Statements regarding the expected customer acceptance of products;

•	Statements regarding potential benefits our security features may have for our customers;

•	Statements regarding the success of special alliances with various product partners;

•	Statements regarding the availability of alternate suppliers of the component parts required to manufacture our products;

•	Statements regarding our intellectual property rights and our efforts to protect and defend such rights; and

•	Statements that contain words like “believe,” “anticipate,” “expect” and similar expressions that are used to identify forward-looking statements.
     Readers should be aware that all of our forward-looking statements are subject to a number of risks, assumptions and uncertainties, such as (and in no particular order):
•	Risks that we may not be able to meet our current and future capital requirements;

•	Risks that me may not be able to meet and maintain our existing debt obligations, including obligations to make payments under and meet financial covenants related to such debt instruments;

•	Risks regarding our future cash flow position;

•	Risks that we may be unable to obtain lender financing from LaSalle or another lender sufficient to meet our working capital requirements;

•	Risks that we sill not be able to effect our desired reductions in certain fixed costs;

•	Risks that we may be unable to address and remediate any deficiencies in our internal controls over financial reporting and/or our disclosure controls;

•	Risks that insufficient internal controls over financial reporting may cause us to fail to meet our reporting obligations, result in material misstatements in our financial statements, and negatively affect investor confidence;

•	Risks that steps taken meant to resolve material weaknesses in internal controls identified in previous years may not provide continuing remediation;

•	Risks that assumptions behind future revenue timing or amounts may not prove accurate over time:

•	Risks that we may be unable to achieve future expense reductions;

•	Risks that current trends and indicators may not be indicative of future results;

•	Risks that we may lose customers or that customer demand for our products and services may decline in future periods;

•	Risks that recent federal legislation effecting the transportation and/or security industry will not be enacted or, if enacted, will not be beneficial to us;

•	Risks that there will be reductions in federal and/or state funding for the transportation and/or security industry in future periods;

•	Risks that we may be unable to grow through future acquisitions;

•	Risks that we may be unable to secure additional sources of capital to fund future growth, including the inability to secure additional equity financing;

•	Risks that future technological advances may not occur when anticipated or that future technological advances will make our current product and service offerings obsolete;

•	Risks that potential benefits our security products may have for our customers do not materialize;

•	Risks that we will be unable to meet future expected timing of order deliveries;

•	Risks that future product and service offerings may not be accepted by our customers;

•	Risks that recent product and service introductions may not produce desired revenue results;

•	Risks that we may be unable to create meaningful security product features in either new or existing products;

•	Risks regarding the uncertainties surrounding our anticipated success of special alliances with various product partners;

•	Risks related to general economic conditions;

•	Risks that we may be unable to obtain alternate suppliers of our component parts if our current suppliers are no longer available or cannot meet our future needs for such parts; and

•	Risks that our efforts to protect and defend our intellectual property rights will not be sufficient.
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
Evaluation of Disclosure Controls and Procedures
     As of September 30, 2005, management, including our principal executive officer and principal financial officer, performed an in-depth review of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports filed under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic SEC reports.
     There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2005, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Required Reporting on Internal Control over Financial Reporting
     In accordance with Section 404 of the Sarbanes-Oxley Act, we will be required to deliver our initial report on the effectiveness of our internal controls over financial reporting in connection with our annual report for the fiscal year ending December 31, 2007.
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
     In conjunction with the sale of Series G Preferred, the Company also granted the investors warrants to acquire an aggregate 275,714 shares of common stock at an exercise price of $2.21, exercisable for a period of five years. These warrants were valued at $274,586 using the Black-Scholes model and have been treated as a discount to the Series G Preferred and were recorded as an increase in additional paid-in-capital. The issuance of the warrants resulted in a beneficial conversion feature of the Series G Preferred valued at $274,586. Such amount was reflected as a discount to the Series G Preferred and the entire amount was fully amortized as the shares were immediately convertible. As a result, the net effect of the beneficial conversion feature did not change additional paid-in-capital. The amortization of the discount on the preferred stock is deducted from net loss to arrive at the net loss attributed to common shareholders.
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
     In June 2005, the Company had discussions with the NASDAQ® regarding certain aspects of the Company’s issuance of its Series G Preferred, and on July 27, 2005, the Company filed a Current Report on Form 8-K with the Commission stating such. As a result of those discussions, the Company (a) amended its Certificate of Designation for its Series G Preferred to revise the conversion price for voting rights purposes only from $2.21 per share to $2.23 per share; and (b) issued, on July 25, 2005, an unsecured subordinated promissory note for $252,301 to one of its investors, who is also a director of the Company. The note bears interest at a rate of 10.5% per annum paid on the last day of each month, and is due and payable, along with any unpaid interest, one year from the date of the note. In conjunction with the issuance of the note, at the Company’s request, the investor rescinded his acquisition of all Series G Preferred, along with the associated warrants, purchased as part of the Series G Preferred issuance; see Note 10, “Financing Transactions” in PART I “FINANCIAL STATEMENTS” in this report. The conversion of the investment in the Company from an equity to a debt instrument effectively cancelled the investor’s participation in the Company’s Series G Preferred issuance. No additional proceeds were received by the Company as a result of the note.
     On August 1, 2005, the Company received a letter from NASDAQ® stating that, upon review of the Company’s Listing of Additional Shares Notification Form filed with NASDAQ® on July 5, 2005, it had concluded the Company was in violation of the shareholder approval and voting rights set forth in NASDAQ® Marketplace Rules 4350(i)(1)(D) and 4351, respectively. The letter further stated that because the Company had subsequently (i) rescinded its issuance of Series G Preferred to the sirector of the Company, and (ii) the Company revised the conversion price for voting rights purposes of the Series G Preferred Stock, NASDAQ® had determined that the Company was now in compliance with its rules and that the matter was closed.
     On October 31, 2005, the Company agreed to sell and issue an aggregate of 50 shares of its Series H Convertible Preferred Stock, par value $.10 per share (“Series H Preferred”) to one of its investors and a director. The issuance of the Series H Preferred and an accompanying cash payment of $2 thousand were offered to the investor in exchange for the cancellation of a promissory note the Company entered into on July 25, 2005, in favor of the investor in the original principal amount of $252,301. When issued, the Series H Preferred will be convertible at any time into shares of Common Stock at a conversion price of $2.08 per share of Common Stock, subject to certain adjustments, and entitles the holders to voting rights on any matters on which holders of Common Stock are entitled to vote, based on the quotient obtained by dividing the liquidation preference by $2.08, excluding any fractional shares. The Company has the right to redeem the shares after five years. Holders of the Series H Preferred are entitled to receive cumulative quarterly dividends payable in additional shares of Series H Preferred at a rate of 8.0 percent per annum on the liquidation value of $5 thousand per share, subject to certain adjustments upward, and increasing by an additional 6.0 percent per annum after five years. In connection with the sale of the Series H Preferred, the Company will issue to the investor warrants to purchase an aggregate of 55,000 shares of the Company’s common stock at an exercise price of $2.02 per share. The warrants will be exercisable at any time for a period of five years after issuance. No additional proceeds will received by the Company as a result of this transaction. The shares of Series H Preferred and the warrants to purchase shares of the Company’s common stock to be issued in conjunction with the Series H Preferred transaction will be issued pursuant to the private placement exception available for such issuances under Section 4(2) of the Securities Act of 1933, as amended.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     At September 30, 2005, the Company was not in compliance with the fixed charge coverage ratio within the Credit Agreement with LaSalle Business Credit, as amended, but has obtained a waiver, for the period ended September 30, 2005, from the lender. All amounts due under the Credit Agreement are classified as a current liability. The amount outstanding at September 30, 2005, was $3.8 million. (See Note 7 “Lines of Credit and Long-term Debt” in PART I “FINANCIAL STATEMENTS” in this report.)
     At September 30, 2005, the Company was not in compliance with the fixed charge coverage ratio within the convertible debenture agreement dated August 26, 2002, but obtained a waiver, for the period ended September 30, 2005, for violation of the covenant. The amount due under the debenture agreement is classified as a current liability. The amount outstanding at September 30, 2005, was $250 thousand. (See Note 7 “Lines of Credit and Long-term Debt” in PART I “FINANCIAL STATEMENTS” in this report.)
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
     The following documents are filed herewith or have been included as exhibits to previous filings with the SEC and are incorporated herein by this reference:

Exhibit No.	Document
3.1	Amended and Restated Articles of Incorporation of the Company. Filed as exhibit 3.1 to the Company’s Form S-3 filed on December 23, 2003, (SEC File No. 333-111534)

3.2	Articles of Amendment to Articles of Incorporation of the Company containing Certificate of Designation of Series E Redeemable Nonvoting Convertible Stock. Filed with Form 8-K filed on November 12, 2003.

3.3	Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series F Redeemable Convertible Preferred Stock. Filed with Form 8-K filed on April 14, 2004.

3.4	Amended and Restated Bylaws of the Company. Filed with Registration Statement on Form SB-2 (SEC File No. 33-82870-A).

3.5	Amendment to Amended and Restated Bylaws of the Company. Filed with Proxy Statement for the Company’s 2001 Annual Meeting, filed on June 6, 2001.

3.6	Articles of Amendment to the Articles of Incorporation of the Company containing Series AAA Preferred Stock Change in Quarterly Dividend Accrual and Conversion Price. Filed with Form 10-K for the year ended December 31, 2004.

Exhibit No.	Document
3.7	Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series G Redeemable Convertible Preferred Stock. Filed with Form 8-K filed on June 28, 2005.

3.8	Articles of Correction of Articles of Amendment to the Articles of Incorporation of the Company containing a correction to an error in the Amended Certificate of Designation of Series G Redeemable Convertible Preferred Stock. Filed with Form 10-Q for the quarter ended June 30, 2005.

3.9	Articles of Amendment to the Articles of Incorporation of the Company containing an amendment to eliminate a staggered election of Board members. Filed with Form 10-Q for the quarter ended June 30, 2005.

10.1	Promissory note dated July 25, 3005, between the Company and John D. Higgins (filed herewith).

31.1	Section 302 Certification of David L. Turney (filed herewith)

31.2	Section 302 Certification of David N. Pilotte (filed herewith)

32.1	Section 906 Certification of David L. Turney (filed herewith)

32.2	Section 906 Certification of David N. Pilotte (filed herewith)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL RECORDERS, INC.

Signature: By:	/S/ David N. Pilotte David N. Pilotte
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	November 14, 2005

Exhibit Index

Exhibit No.	Document
3.1	Amended and Restated Articles of Incorporation of the Company. Filed as exhibit 3.1 to the Company’s Form S-3 filed on December 23, 2003, (SEC File No. 333-111534)

3.2	Articles of Amendment to Articles of Incorporation of the Company containing Certificate of Designation of Series E Redeemable Nonvoting Convertible Stock. Filed with Form 8-K filed on November 12, 2003.

3.3	Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series F Redeemable Convertible Preferred Stock. Filed with Form 8-K filed on April 14, 2004.

3.4	Amended and Restated Bylaws of the Company. Filed with Registration Statement on Form SB-2 (SEC File No. 33-82870-A).

3.5	Amendment to Amended and Restated Bylaws of the Company. Filed with Proxy Statement for the Company’s 2001 Annual Meeting, filed on June 6, 2001.

3.6	Articles of Amendment to the Articles of Incorporation of the Company containing Series AAA Preferred Stock Change in Quarterly Dividend Accrual and Conversion Price. Filed with Form 10-K for the year ended December 31, 2004.

3.7	Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series G Redeemable Convertible Preferred Stock. Filed with Form 8-K filed on June 28, 2005.

3.8	Articles of Correction of Articles of Amendment to the Articles of Incorporation of the Company containing a correction to an error in the Amended Certificate of Designation of Series G Redeemable Convertible Preferred Stock. Filed with Form 10-Q for the quarter ended June 30, 3005.

3.9	Articles of Amendment to the Articles of Incorporation of the Company containing an amendment to eliminate a staggered election of Board members. Filed with Form 10-Q for the quarter ended June 30, 2005.

10.1	Promissory note dated July 25, 3005, between the Company and John D. Higgins (filed herewith).

31.1	Section 302 Certification of David L. Turney (filed herewith)

31.2	Section 302 Certification of David N. Pilotte (filed herewith)

32.1	Section 906 Certification of David L. Turney (filed herewith)

32.2	Section 906 Certification of David N. Pilotte (filed herewith)