Form 10-K
period 2005-12-31
DIGITAL RECORDERS INC
filed 2006-04-17
CIK 853695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

The NASDAQ Capital Market®
Common Stock, $.10 Par Value	Boston Stock Exchange, Inc.®
(Title of Each Class)	(Name of Each Exchange on Which Registered)
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act of 1934:     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:     Yes ☐          No ☑
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes ☐          No ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2):
Large accelerated filer     ☐          Accelerated filer     ☐          Non-accelerated filer     ☑
      Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):     Yes ☐          No ☑
      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2005 was approximately $20,751,065.
      Indicate the number of shares outstanding of the registrant’s Common Stock as of April 13, 2006:

Common Stock, par value $.10 per share	9,773,509
(Class of Common Stock)	Number of Shares
DOCUMENTS INCORPORATED BY REFERENCE:
      Part III incorporates certain information by reference from the registrant’s definitive proxy statement, which will be filed on or before April 30, 2006, for the Annual Meeting of Shareholders to be held on or about May 24, 2006.

FORWARD-LOOKING STATEMENTS
      “Forward-looking” statements appear throughout this Annual Report. We have based these forward-looking statements upon our current expectations and projections about future events. It is important to note our actual results could differ materially from those contemplated in our forward-looking statements as a result of various factors, including those described in Item 1A “Risk Factors” and Item 7A, “Quantitative and Qualitative Disclosure About Market Risk,” as well as all other cautionary language in this Annual Report. Readers should be aware that the occurrence of the events described in these considerations and elsewhere in this Annual Report could have an adverse effect on the business, results of operations or financial condition of the entity affected.
      Forward-looking statements in this Annual Report include, without limitation, the following:

•	Statements regarding our ability to meet our current capital requirements;

•	Statements regarding our ability to meet and maintain our existing debt obligations, including obligations to make payments under such debt instruments;

•	Statements regarding our future cash flow position;

•	Statements regarding our ability to obtain lender financing sufficient to meet our working capital requirements;

•	Statements about our efforts to manage and effect certain fixed cost reductions;

•	Statements regarding our ability to address and remediate any deficiencies in our internal controls over financial reporting and/or disclosure controls;

•	Statements regarding the timing or amount of future revenues;

•	Statements regarding our ability to achieve expense reductions;

•	Statements regarding product sales in future periods;

•	Statements regarding expected results;

•	Statements regarding current trends and indicators;

•	Statements regarding recent legislative action affecting the transportation and/or security industry, including, without limitation, the Safe, Accountable, Flexible, Efficient, Transportation Equity Act — A Legacy for Users, and any successor legislation;

•	Statements regarding the impact of the recent passage of the Safe, Accountable, Flexible, Efficient, Transportation Equity Act — A Legacy for Users;

•	Statements regarding changes in future federal or state funding for transportation and or security-related funding;

•	Statements regarding possible growth through acquisitions;

•	Statements regarding future sources of capital to fund such growth, including sources of additional equity financing;

•	Statements regarding anticipated advancements in technology related to our products and services;

•	Statements regarding future product and service offerings;

•	Statements regarding the success of recent product and service introductions;

•	Statements regarding the ability to include additional security features to existing products and services;

•	Statements regarding the potential positive effect such additional security features may have on future revenues;

•	Statements regarding the expected contribution of sales of new and modified security related products to our profitability;

•	Statements regarding future events or expectations including the expected timing of order deliveries;

•	Statements regarding the expected customer acceptance of products;

•	Statements regarding potential benefits our security features may have for our customers;

•	Statements regarding the success of special alliances with various product partners;

•	Statements regarding the availability of alternate suppliers of the component parts required to manufacture our products;

•	Statements regarding our intellectual property rights and our efforts to protect and defend such rights; and

•	Statements that contain words like “believe,” “anticipate,” “expect” and similar expressions that are used to identify forward-looking statements.
      Readers should be aware that all of our forward-looking statements are subject to a number of risks, assumptions and uncertainties, such as (and in no particular order):

•	Risks that we may not be able to meet our current and future capital requirements;

•	Risks that me may not be able to meet and maintain our existing debt obligations, including obligations to make payments under such debt instruments;

•	Risks regarding our future cash flow position;

•	Risks that we may be unable to obtain lender financing sufficient to meet our working capital requirements;

•	Risks that we may not be able to effect our desired reductions in certain fixed costs;

•	Risks that we may be unable to address and remediate any deficiencies in our internal controls over financial reporting and/or our disclosure controls;

•	Risks that insufficient internal controls over financial reporting may cause us to fail to meet our reporting obligations, result in material misstatements in our financial statements, and negatively affect investor confidence;

•	Risks that steps taken meant to resolve material weaknesses in internal controls identified in previous years may not provide continuing remediation;

•	Risks that assumptions behind future revenue timing or amounts may not prove accurate over time;

•	Risks that we may be unable to achieve future expense reductions;

•	Risks that current trends and indicators may not be indicative of future results;

•	Risks that we may lose customers or that customer demand for our products and services may decline in future periods;

•	Risks that recent federal legislation effecting the transportation and/or security industry will not be enacted or, if enacted, will not be beneficial to us;

•	Risks that there will be reductions in federal and/or state funding for the transportation and/or security industry in future periods;

•	Risks that we may be unable to grow through future acquisitions;

•	Risks that we may be unable to secure additional sources of capital to fund future growth, including the inability to secure additional equity financing;

•	Risks that future technological advances may not occur when anticipated or that future technological advances will make our current product and service offerings obsolete;

•	Risks that potential benefits our security products may have for our customers do not materialize;

•	Risks that we will be unable to meet future expected timing of order deliveries;

•	Risks that future product and service offerings may not be accepted by our customers;

•	Risks that recent product and service introductions may not produce desired revenue results;

•	Risks that we may be unable to create meaningful security product features in either new or existing products;

•	Risks regarding the uncertainties surrounding our anticipated success of special alliances with various product partners;

•	Risks related to general economic conditions;

•	Risks that we may be unable to obtain alternate suppliers of our component parts if our current suppliers are no longer available or cannot meet our future needs for such parts; and

•	Risks that our efforts to protect and defend our intellectual property rights will not be sufficient.
      This list is only an example of the risks that may affect the forward-looking statements. If any of these risks or uncertainties materialize (or if they fail to materialize), or if the underlying assumptions are incorrect, then actual results may differ materially from those projected in the forward-looking statements.
      Additional factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, without limitation, those discussed elsewhere in this Annual Report. Readers are cautioned not to place undue reliance upon these forward-looking statements, which reflect our analysis, judgment, belief or expectation only as of the date of this Annual Report. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this Annual Report.

PART I

Item 1.	Business
General
      In this annual report on Form 10-K, we refer to Digital Recorders, Inc. as “DRI”, “Company”, “us”, “we” and “our.” DRI was incorporated in March 1983 and became a public company through an initial public offering in November 1994. DRI’s Common Stock, $.10 par value per share (“Common Stock”), trades on the NASDAQ Capital Markettm under the symbol “TBUS” and on the Boston Stock Exchange under the symbol “TBU.”
      Through its business units and wholly owned subsidiaries, DRI designs, manufactures, sells, and services information technology and surveillance technology products either directly or through contractors. DRI currently operates within two major business segments: (1) the Transportation Communications Segment; and (2) the Law Enforcement and Surveillance Segment.
      Transportation Communications Segment. DRI’s Transportation Communications Segment produces passenger information communication products under the DR-Talking Bus®, TwinVision®, and Mobitec® brand names, which are sold to transportation vehicle equipment customers worldwide.
      The DR-Talking Bus® and TwinVision® brands are sold in the United States (“U.S.”) and Canada. Net sales in these two countries represent 50.2 percent of all net sales split 79 percent in the U.S. and 21 percent in Canada. Long-lived assets within the U.S. include 28 percent of all long-lived assets and are all owned by our U.S. businesses.
      The Mobitec® brand, which represents 49.8 percent of total sales, is sold exclusively in Sweden, Norway, Denmark, Finland, Iceland and Greenland (“Nordic market”); and Germany, France, Poland, UK, Spain, Greece and Hungary (“European market”); as well as in South America, primarily Brazil; the Asian-Pacific market, primarily Australia; and the Mid-Eastern market, primarily Turkey and Kuwait. Long-lived assets within the Nordic market include 70 percent of all long-lived assets and are all owned by our business unit in Sweden; all other long-lived assets within the remaining markets account for less than two percent of the total long-lived assets.
      Transportation Communication Segment customers generally fall into one of two broad categories, including, end-user customers, and original equipment manufacturers (“OEM”). DRI’s end-user customers include the following: municipalities; regional transportation districts; federal, state, and local departments of transportation; transit agencies; public, private, or commercial operators of vehicles; and rental car agencies. DRI’s OEM customers are the manufacturers of transportation vehicles. The relative percentage of sales to end-user customers compared to OEM customers varies widely and frequently from quarter-to-quarter and year-to-year, and within products and product lines comprising DRI’s mix of total sales in any given period.
      DRI’s Transportation Communications Segment is responsible for 95 percent of DRI’s annual sales and consists of the following business unit and wholly owned subsidiaries.

U.S. Based Operations.

•	Digital Recorders (“DR”), based in Durham, N.C., was established in September 1983. Now a business unit of DRI, DR products include computer aided dispatch Global Positioning Satellite (“GPS”) tracking, automatic vehicle location (“AVL”) systems; automatic vehicle monitoring (“AVM”) systems; Talking Bus® automatic voice announcement systems; and StealthMictm vandal-resistant, hands-free microphone. Some of these products include security-enhancement related functionality. DR’s customers include transit operating agencies, commercial transportation vehicle operators, and manufacturers of those vehicles in the North American Free Trade Agreement (“NAFTA”) markets.

•	TwinVision of North America, Inc. (“TVna”), a wholly owned subsidiary of DRI based in Durham, N.C., was established by DRI in May 1996. TVna designs, manufactures, sells, and services electronic destination sign systems used on transit and transportation vehicles. Some of these products include security-enhancement related functionality. TVna’s customers include transit operating agencies, commercial transportation vehicle operators, and the manufacturers of those vehicles in the NAFTA markets.

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

International Based Operations.
      In June 2001, we completed the acquisition of Mobitec AB (“Mobitec acquisition”) as part of our strategy to grow the Company at an accelerated pace through both internal and external means. Mobitec AB is part of DRI-Europa AB, our corporate framework for international operations that also includes Mobitec GmbH, Mobitec Pty Ltd, and Mobitec Ltda. Together, these subsidiaries primarily serve the European, Nordic, Far Eastern, Middle Eastern, South American, Australian, and Asian-Pacific markets. The acquisition, which significantly expanded our geographical reach and cross-selling opportunities, had a purchase price of approximately $8.0 million paid in a combination of cash, Common Stock, warrants, and seller financing.

•	DRI-Europa AB is a wholly owned subsidiary of DRI that was established in February 2001 to serve as the umbrella organizational structure for DRI’s international operations at the time.

•	Mobitec GmbH (formerly known as Transit-Media GmbH) was established in 1995 and acquired by DRI in April 1996. Following the acquisition of Mobitec GmbH in June 2001, Transit-Media GmbH was merged with Mobitec GmbH in January 2002 and the combined company became Transit Media-Mobitec GmbH (“TM-M”). In the fourth quarter of 2005, TM-M was renamed Mobitec GmbH. Mobitec GmbH, based in Ettlingen, Germany, is a wholly owned subsidiary of DRI-Europa AB. Mobitec GmbH produces and sells and services TwinVision® and Mobitec® products. Mobitec GmbH’s customers include transit operating agencies, commercial transportation vehicle operators, and the manufacturers of those vehicles in select European, Asian-Pacific, and Mid-Eastern markets.

•	Mobitec AB, a wholly owned subsidiary of DRI-Europa AB and based in Göteborg, Sweden, was established in 1987 and acquired by DRI in June 2001 as part of the Mobitec acquisition. Based upon our internal market share calculations, we believe Mobitec AB holds the largest market share of electronic destination sign systems in the Nordic market. In addition to serving the Nordic markets, Mobitec AB also has sales offices in Germany and Australia, as well as a 50 percent owned subsidiary in Brazil, Mobitec Brazil Ltda. Mobitec AB, through its representation on the board of directors, has controlling authority over Mobitec Brazil Ltda Mobitec AB’s customers include transit operating agencies, commercial transportation vehicle operators, and the manufacturers of those vehicles in the Nordic and select European markets

•	Mobitec Pty Ltd, a wholly owned subsidiary of Mobitec AB and based in Peakhurst NSW, Australia, was established in 2000 and acquired by DRI in June 2001 as part of the Mobitec acquisition. The company imports and sells Mobitec AB’s electronic destination sign systems within the Asian-Pacific market. Based upon our internal market share calculations, we believe Mobitec Pty Ltd holds a majority market share in the Australian market.

•	Mobitec Brazil Ltda, a 50 percent owned subsidiary of Mobitec AB and based in Caxias do Sul, Brazil, was established in 1996 and our 50 percent interest was acquired by DRI in June 2001 as part of the Mobitec acquisition. The company is engaged in manufacturing and selling electronic destinations sign systems to OEM bus manufacturers primarily in Brazil. Its products are also shipped throughout Mexico, South America, and the Middle East. The remaining 50 percent of Mobitec Brazil Ltda is owned by the Company’s Brazilian Managing Director.

      Law Enforcement and Surveillance Segment. DRI’s Law Enforcement and Surveillance Segment, which is responsible for 5 percent of DRI’s annual sales, consists of Digital Audio Corporation (“DAC”), a wholly owned subsidiary of DRI based in Durham, N.C. Acquired in February 1995, DAC’s products include a line of digital audio filter systems and digital audio recorders. These products are used to improve the quality and intelligibility of both live and recorded voices. DAC serves U.S. federal, state and local law enforcement agencies and organizations, as well as some of their qualified and eligible counterparts abroad. DAC’s customers include U.S. federal, state, and local law enforcement agencies or organizations; U.S. military and intelligence organizations; comparable national and regional agencies of foreign governments; and private and industrial security and investigation firms.
Industry and Market Overview
      Transportation Communications Segment. The Transportation Communications Segment passenger information communications market served by DRI’s Transportation Communications Segment developed because of several factors. In the past, that market was influenced by the Americans with Disabilities Act (“ADA”), the Clean Air Act, the Intermodal Surface Transportation Efficiency Act (“ISTEA”) and successor legislation, intelligent transportation systems initiatives, and enhancing fleet flexibility. The ADA initially accelerated the trend toward systems for automatic next-stop announcements by requiring that fixed-route transit systems announce major stops and transfer points to assist visually challenged passengers. However, a more fundamental and long-term impetus for the development of this market is the need to provide improved passenger information and customer services to operators and riders of public and private transit and transportation vehicles. DRI’s electronic destination sign systems and automatic voice announcement and vehicle locating systems provide transit systems’ customers with next stop, transfer point, route and destination information, vehicle location and operational condition information, and public service announcements as well as, in certain instances, security related functionality. On the public side of this market, mass transit operating authorities can apply normally to the U.S. Federal Transit Administration (“FTA”) for grants covering up to approximately 80 percent of funding for certain equipment purchases with the remainder of product acquisition funding being provided by state and local sources. Typical privately funded users of DRI’s transit communications sector products include rental car shuttle vehicles and tourist vehicle operators.
      In the U.S., the Transportation Equity Act for the 21st Century (“TEA-21”) was a $41 billion, six-year federal funding initiative. The initial term of the TEA-21 expired in third quarter 2003 and was temporarily extended through a series of legislative Continuing Resolutions pending the anticipated enactment of new long-term legislation. U.S. public transportation operated for over two years with the uncertainties created by the short-term extensions of TEA-21, which provided funding to transit agency customers serviced by the Company. On August 10, 2005, new legislation, the Safe, Accountable, Flexible, Efficient, Transportation Equity Act — A Legacy for Users (“SAFETEA-LU”), was signed into law by President Bush and is the primary program funding the U.S. public surface transit market at the federal level. The SAFETEA-LU promotes the development of modern, expanded, intermodal public transit systems nationwide and also designates a wide range of tools, services, and programs intended to increase the capacity of the nation’s mobility systems. The SAFETEA-LU guarantees a record level $52.6 billion in funding for public transportation through fiscal year 2009, which, according to American Public Transportation Association (“APTA”) staff, would represent a 45.3 percent increase over comparable funding in the prior legislation. Though federal funding was available during the two-years prior to the enactment of the SAFETEA-LU, we believe the underlying longer-term funding uncertainties had been a source of significant market disruption. While the enactment of the SAFETEA-LU did not materially affect our revenue in 2005, we believe elimination of the uncertainty that impacted the market during the two years prior to its enactment may lead to more robust market opportunities for our products and services.
      While as much as 80 percent of certain major capital expenditures can be funded federally in most instances, U.S. federal funding within DRI’s Transportation Communications Segment accounts for less than 20 percent of all funding in the U.S. market. The remainder comes from a combination of state and local public funds and passenger fare revenues. Funding for markets outside of the U.S. comes from a variety of sources. These sources vary widely from region-to-region and from period-to-period but may include combinations of local, regional, municipal, federal, and private entities or funding mechanisms.
      The automatic voice announcement systems market served by DRI’s DR business unit emerged primarily because of ADA legislation. DR was among the pioneers to develop automatic voice announcement technology including GPS tracking and triggering. The DR-Talking Bus® system met favorable acceptance in terms of concept, design, and technology, and was acknowledged to be ADA compliant. That regulatory-driven acceptance has now grown into a basic customer service as the automatic voice systems market matures. We believe that about 40 percent of all new bus vehicles in North America contained automatic voice announcement systems in recent years. We expect this percentage to increase somewhat over the next several years as automatic voice announcement systems reduce cost, decrease maintenance costs and complexity, integrate to deliver other features and services, and become more distinctly perceived as a form of customer service. To date, DR has had minimal international sales. However, management believes future possible acquisitions, and the cultivation of new relationships through Mobitec-GmbH and Mobitec AB may enable DR to develop growth in the international market in the future. Management believes DR holds a significant market share in the stand-alone (as opposed to similar systems included in larger integrated information system installations) automatic voice announcement systems market in the U.S.
      The automatic vehicle location (“AVL”) capability of the DR-Talking Bus® system has enabled DRI to expand the market it serves to include fleet management (“Integrated Systems”) services for operators of transit vehicle systems. An outcome of this is the ability to provide more and better information to the users of transit systems by placing real-time current vehicle location information at passenger boarding locations and other strategic locations. Additionally, this capability is emerging as a form of security risk mitigation for our customers with recent orders addressing such functionality. It is in this area of our business that we form alliances with others in order to enhance our market capability and access. Furthering security features and security related transit products, Digital Recorders rolled out VacTelltm Video Actionable Intelligence solutions. VacTelltm combines well established Digital Recorders on — and off-vehicle location and monitoring products with advanced digital video recording and telecommunications technologies to deliver the ability to manage security events on a real-time basis.
      The electronic destination sign system market served by Mobitec GmbH, TVna, and Mobitec AB is highly competitive. The growth of this business is closely tied to overall market size, increased market share, or technological advances. Virtually all transit buses in operation worldwide have some form of destination sign. Approximately 95 percent of the sign systems in the U.S. and 70 percent of those in major international markets are electronic. We believe that TVna holds a significant market share in the U.S., while Mobitec AB holds a majority market share in the Nordic market. Mobitec Pty Ltd and Mobitec Ltda, hold significant market shares in Australia and South America, respectively. Mobitec GmbH holds a minor market share in central Europe.
      Law Enforcement and Surveillance Segment. DAC’s market consists of government organizations at the local, state, and federal level. DAC also markets its products in North America and 15 foreign countries including the United Kingdom, Australia, Germany, and Canada, directly and through a network of dealers. Typically, about 30 percent of DAC’s sales are to international customers, including about ten percent to the United Kingdom, seven percent to Canada, four percent to Australia and four percent to Germany, although that percentage varies widely from period-to-period. DAC’s digital audio filter and digital audio recorder technology reduces background noises that might otherwise make recorded voice signals unintelligible.
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
      In DRI’s Transportation Communications Segment electronic destination sign market, management views Luminator Holding L.P., an operating unit of Mark IV Industries, Inc., as its principal competitor. Clever Devices Ltd. and Meister Electronics, LC, are two of DRI’s significant competitors in the domestic automatic voice announcement systems market. In the Integrated Systems market, management considers INIT GmbH, Siemens AG, and Orbital Sciences Corporation to be DRI’s most significant competitors. Numerous other competitors exist, particularly in the international markets, and most tending to serve discrete territories. Of the international competitors, those comprising the majority of competitive market shareholders are: Meister, LLE, Luminator, Hanover Displays, Gorba, INIT, Siemens, and Orbital. All of these but Orbital, Luminator, and Hanover Displays are based in Central Europe. Hanover Displays is based in the United Kingdom with the majority market share there, as well as sales in selected regions of the continental European market. Orbital and Luminator are based in the United States.
      Law Enforcement and Surveillance Segment. DAC is a leader among participants in this industry and few, if any of which, are directly competitive across the entire DAC product line. Filtering products produced for the commercial sound industry are not specifically designed for forensic voice filtering. As a result, we do not believe companies manufacturing those products pose significant competition. Management recognizes Adaptive Digital Systems, Inc., REI®, and Intelligent Devices as key competitors that compete with similar technologies.
Products and Product Design
      Transportation Communications Segment. DRI’s current transportation communications products include:

•	DR600tm, a technologically advanced vehicle logic unit for buses that provides automatic vehicle monitoring, automatic vehicle location, and automatic vehicle schedule adherence communication systems and programs, generally including GPS triggering of product features;

•	GPS tracking of vehicles;

•	Talking Bus® next stop automatic voice announcement system and next stop internal signage;

•	A Software Suite that provides modules for customized transit applications including computer-aided dispatch, automatic vehicle location, wireless data exchange, and Central Recording Station;

•	Transit Arrival Signs and software;

•	Airport Shuttle Automatic Vehicle Location products and Arrival Signs;

•	Integration to vehicle sub-systems including destination signs, fare collection, automatic passenger counters, engine controllers, transmission, brakes, multiplexer, etc.;

•	TwinVision® all-LED (light emitting diode) electronic destination sign systems;

•	TwinVision® Chromatic Series family of color electronic destination sign systems;

•	ELYSÉ® and Central Recording Station software; and

•	Mobitec® electronic destination sign systems.

•	VacTelltm video surveillance products.
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
      DRI’s electronic destination sign products, which are generally known by the TwinVision® and Mobitec® brand names, represent technologically advanced products pioneered by our subsidiaries RTI, Mobitec GmbH, TVna, and Mobitec AB. The product line includes various models covering essentially all popular applications. Where applicable, these products adhere to ADA requirements and function under industry-recognized standards. They each possess an open architecture, microprocessor-based design. In 2000, TVna and Mobitec GmbH introduced an all-LED, solid-state product. The all-LED product dominates sales of destination sign systems in North America, while the prior generation, mechanical “flip-dot” of “flip-dot/ LED” products, accounts for the majority of sales by DRI’s European subsidiaries, including Mobitec AB. As the name implies, the “all-LED” product provides improved illumination and eliminates moving parts, thereby delivering better readability and lowered maintenance expenses.
      In 2001, Mobitec GmbH and TVna introduced the TwinVision® Chromatic Series, TwinVision® Chroma I and TwinVision® Chroma IV, which offer DRI’s customers greater color flexibility and message display options for route destination signage. These products incorporate colorized route capabilities while retaining electronic sign system message display advantages for the color-vision impaired. Initial orders for these products were received and delivered in 2002.
      Message programming for all destination sign products is accomplished via proprietary ELYSÉ® software developed by Mobitec GmbH and refined by TVna, or similar companion software developed by Mobitec AB. Programming is accomplished through PCMCIA memory card download, and wireless capabilities are available.
      In January 2001, DR entered into a license agreement with the University of Washington to use certain technology developed by the Intelligent Transportation Systems Research program at the University under the names “BusView” and “MyBus.” The technology, some of which we have integrated with the DR-Talking Bus® system, enables transit system users to access information via the Internet, such as schedule data, about the vehicle they wish to board. This technology, combined with DRI’s internal developments, is extending DRI’s product offerings into automatic vehicle location, fleet management, automatic vehicle monitoring, and off-vehicle passenger information markets and security.
      Law Enforcement and Surveillance Segment. DAC designs, manufactures, markets, sells and services a line of digital signal processing instruments and digital recording machines to law enforcement agencies and intelligence gathering organizations worldwide. Humming sounds, room noises, acoustic resonance, muffling, background music, street traffic, radio and television sounds, and other noises often obscure such recordings. DAC products enhance the clarity of the recordings through a sequence of highly specialized adaptive audio filters. Additionally, in a similar process, DAC products can be used in live real-time applications. DAC products have major computational power with the typical digital filter employing multiple microprocessor devices.
      DAC manufactures and sells the following key products:

•	CARDINAL, a comprehensive laboratory forensic audio processing and analysis system;

•	PCAP II Plus, a comprehensive, real-time audio noise reduction system suitable for both laboratory and tactical purposes;

•	QuickEnhance® / AS, a simplified forensic audio software plug-in, designed to integrate with the Avid Media Composer® Adrenalinetm and dTectivetm forensic video system produced by Avid Technology, Inc. and Ocean Systems, respectively;

•	QuickEnhance® QE-1500, a simplified audio noise reduction portable field kit, optimized for tactical purposes;

•	MicroDAC, a real-time reference-canceling noise reduction processor, designed specifically for live monitoring applications; and

•	SSABR®, a state-of-the-art, covert, solid-state digital audio recorder.
      In 2005, DAC completed development of and began shipping its next-generation CARDINAL forensic audio processing system based upon advanced Analog Devices TigerSHARC® DSP technology. Also in 2005, DAC continued development of the next-generation MicroDAC V Stereo Multi-Reference Canceller product that increases the number of live channels processed simultaneously, resulting in greatly improved performance. Initial purchase orders have been received for the Cardinal and MicroDAC V products.
      Also in 2005, DAC entered into a reseller agreement with LEC, s.r.o. of the Czech Republic to be their exclusive US distributor for all products. LEC manufactures covert audio and video recording devices including the SCALE, which is the world’s smallest premium-grade solid-state digital audio recorder, and the BUTTERFLY, which is the world’s smallest premium-grade solid-state digital video and audio recorder. Initial sales and shipments of LEC products by DAC occurred in late 2005.
Department of Homeland Security
      The U.S. Government has established the Department of Homeland Security as the nation focuses on improving its capacity to deal with terrorist and other security threats. We believe this centralized federal focus will continue to increase funding for security-related products and services such as those produced by DAC and the Company’s domestic Transportation Communications Segment operations. We view any increase in government funding related to national security, intelligence and law enforcement initiatives as having the potential to positively influence the opportunity we will have to sell our audio processing solutions in the core traditional security markets, as well as in the transportation communications segment.
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
Customers
      We generate a significant portion of our sales from a relatively small number of key customers, the composition of which may vary from year to year. Our major customers (defined as those customers to which we made sales greater than 10 percent of DRI’s total sales) in 2005, 2004, and 2003 were transit bus original equipment manufacturers. In 2005, three customers accounted for 22.8 percent of sales. In 2004, two customers accounted for 22.9 percent of sales. In 2003, one customer accounted for 16.2 percent of sales. We sell our products to a limited set of customers. Concentration and credit risk are a function of the orders we receive in any given period of time. Loss of one or more of these key customers could have an adverse impact, possibly material, on the Company.

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
      DRI’s sales tend to be made pursuant to larger contracts, contemplating deliveries over months or years. Purchases by a majority of DRI’s customers are dependent, directly or indirectly, on federal, state, and local funding, for both law enforcement activities and public transportation. Law enforcement agencies are the principal customers for DRI’s audio products, while manufacturers of transportation equipment, who, in turn, sell to government agencies or entities dependent on government funding, are the principal customers for DRI’s transportation products. Government funding tends to vary significantly from year to year and quarter to quarter. In addition, governmental purchases generally involve a longer lead-time than might be the case in the private sector. Further, governmental type purchasers generally are required to make acquisitions through a public bidding process. The fact that much of DRI’s sales are derived from relatively large contracts with a small number of customers can result in fluctuations in DRI’s sales and, thus, operating results, from quarter-to-quarter and year-to-year.
      Due to DRI’s business dealings in foreign countries, the Company may experience foreign currency translation gains and losses in relation to the changes in functional currency, which can result in variances from quarter-to-quarter and year-to-year.
Backlog
      DRI’s backlog as of December 31, 2005, was $6.9 million compared to $6.3 million as of December 31, 2004, and $6.5 million as of December 31, 2003. Fluctuations in backlog are due to: (1) timing of the receipt of orders; (2) order cycle fluctuations arising from the factors described under the heading “Seasonality, Fluctuations in Results”; and (3) relatively fewer long-term orders in the marketplace. DRI currently anticipates that it will ship all, or substantially all, of the backlog as of December 31, 2005, during the fiscal year 2006.
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
      History of Research and Development — Product Pioneer. In 1996 and 1997, Mobitec GmbH and TVna, respectively, introduced a new generation display element through the TwinVision® LeDot® electronic destination sign system. The new products combined known and proven benefits of LED technology with improved electromagnetic flip-dot elements to enhance product performance. These enhancements improved distance readability and reduced maintenance costs. This development, under a product display technology licensed from Lite Vision Corporation, virtually changed the entire electronic route destination sign industry and quickly became an industry standard. This generation of product has subsequently been partially replaced with other technological advances as noted below.
      In 2000, TVna again led an industry technology change with the widespread introduction in the USA of a commercially viable low-energy, high-brightness, all-LED display element that eliminated the mechanical, moving flip-dot typically used in prior generations of electronic route destination signs.
      In 2001, Mobitec GmbH and TVna introduced the TwinVision® Chromatic Series, TwinVision® Chroma I and TwinVision® Chroma IV. These products offer customers greater color flexibility in message display options for destination signage. They incorporate colorized message display capabilities while retaining electronic sign system message display advantages for the color-vision impaired.
      Research and development activities continued in all business segments during 2005. Research and development expenses were $1.6 million in 2005, $1.9 million in 2004, and $2.1 million in 2003. These expenditures represented 3.6, 4.0, and 4.7 percent of sales in 2005, 2004 and 2003, respectively. During 2005, as in prior years, certain engineering personnel were used in the development of software that met the capitalization criteria of SFAS No. 86, “Capitalization of Software Development Costs”. Approximately $1.0 million of costs in 2005 were capitalized as an asset to be amortized as the expected sales of the developed software are realized over a period not to exceed three years. This compares to capitalization of $1.0 million and $1.1 million for such costs for the years ended December 31, 2004, and 2003, respectively. Our main research and development projects in 2005 included DR’s DR600tm vehicle logic unit for bus automatic vehicle monitoring, automatic vehicle location and automatic vehicle schedule adherence communication systems and programs, VacTelltm video surveillance products, and DAC’s next generation system for digital signal processing products.
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
Manufacturing Operations
      Transportation Communications Segment. Our principal suppliers for the DR business unit for most of fiscal year 2005 are ISO 9002 certified contract-manufacturing firms that produce DR-designed equipment. DR and TVna also perform part of their assembly work in-house. Prior to 2005, we were solely dependent on one contract manufacturer to provide the majority of our products for our DR business unit; however, beginning in 2005, we began sourcing major components and services to additional suppliers. In keeping with this policy, in 2006, we plan to continue to execute contracts with other suppliers to perform some of the services the current suppliers provide.
      Mobitec GmbH and TVna purchase display components and assemblies for electronic destination sign systems from multiple companies in Europe, the United States, and Asia. We have contracts with domestic and foreign electronic manufacturing and/or contract assembly firms to assemble these components and assemblies. Domestic production is compliant with “Buy-America” regulations. In 2004 and again in 2005, TVna moved part of its assembly process in-house.
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
      Law Enforcement and Surveillance Segment. DAC primarily buys component parts and assembles its products internally. Printed circuit board components and enclosures are purchased from well-established vendors and local suppliers. DAC typically works with ISO-certified suppliers.
      Other than described above, we believe alternative suppliers would be readily available for all raw materials and components for each of our businesses.
Customer Service
      We believe our commitment to customer service has enhanced the customer’s view of DRI compared to our competitors. Our plan is to continue defining and refining as a sustainable competitive advantage our service-oriented organization.
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
Employees
      As of December 31, 2005, DRI employed 185 people, of which 97 were employed domestically and 88 were employed internationally. DRI employees were deployed as follows: 75 in operations; 27 in engineering; 41 in sales and marketing; and 42 in administrative functions. Although European subsidiaries include some limited work-place agreements, DRI employees are not covered by any collective bargaining agreements and management believes its employee relations are good. We believe future success will depend, in part, on our continued ability to attract, hire, and retain qualified personnel.

Item 1A.	Risk Factors
      Many of the risks discussed below have affected our business in the past, and many are likely to continue to do so. These risks may materially adversely affect our business, financial condition, operating results or cash flows, or the market price of our Common Stock.

Risks Related to Indebtedness, Financial Condition and Results of Operations
      Our substantial debt could adversely affect our financial position, operations and ability to grow. As of December 31, 2005, our total debt of approximately $6.2 million consisted of long-term debt in the amount of $1.2 million, most of which is classified as current, and short-term debt of $5 million. Included in the long-term debt is $418 thousand outstanding under a term loan to a Swedish bank, $250 thousand outstanding under an 8.0 percent convertible debenture held by a shareholder and director, and $503 thousand outstanding under a note payable to an investor. The short-term debt consisted of the outstanding balances under our domestic and European revolving credit facilities. Our substantial indebtedness could have adverse consequences in the future. For example, it could:

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, which would reduce amounts available for working capital, capital expenditures, research and development and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

•	increase our vulnerability to general adverse economic and industry conditions;

•	place us at a disadvantage compared to our competitors that may have less debt than we do;

•	make it more difficult for us to obtain additional financing that may be necessary in connection with our business;

•	make it more difficult for us to implement our business and growth strategies; and

•	cause us to have to pay higher interest rates on future borrowings.
      Some of our debt bears interest at variable rates. If interest rates increase, or if we incur additional debt, the potential adverse consequences, including those described above, may be intensified. If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay planned expansion and capital expenditures, sell assets, obtain additional equity financing or restructure our debt. Some of our existing credit facilities contain covenants that, among other things, limit our ability to incur additional debt.
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
      On March 16, 2006, the Company entered into a two-year asset-based lending agreement with Laurus Master Fund (“Laurus Credit Agreement”) to replace the current agreement with LaSalle Business Credit (“LaSalle Credit Agreement”). The Laurus Credit Agreement provides up to $6.0 million in borrowings under a revolving credit facility to be used to retire all outstanding debt under the LaSalle Credit Agreement and for general corporate purposes and is secured by all tangible and intangible assets of the Company in the U.S. and Canada. Borrowing availability under the Laurus Credit Agreement is based upon an advance rate equal to 90% of eligible accounts receivable and up to $2.0 million based upon 40% of eligible inventory. The interest rate on borrowings under the Laurus Credit Agreement is the Wall Street Journal prime rate plus 1.75%, subject to a floor of 8%. The Laurus Credit Agreement contains no financial covenants.
      We also have a revolving credit facility with a Swedish bank that we use in connection with our European operations and which is secured by substantially all the assets of our Mobitec AB subsidiary. Our maximum borrowing capacity under that facility is 18 million Swedish Krona, equivalent to approximately $2.3 million U.S. dollars. That facility also contains affirmative, negative, and financial covenants.
      We additionally have a revolving credit facility with a German bank that we use in connection with our German operations which is secured by accounts receivable and inventory of our German subsidiary, Mobitec GmbH (formerly known as Transit Media-Mobitec GmbH). Our maximum borrowing capacity under that facility is 512 thousand Euros, equivalent to approximately $606 thousand U.S. dollars.
      As of December 31, 2005, our outstanding balances were $3.3 million under the domestic facilities and $1.7 million under the European facilities.
      A convertible subordinated debenture in the amount of $250 thousand dated August 26, 2002, is payable to Mr. John Higgins, a shareholder and member of the Board of Directors, and is due in full August 26, 2009, if not sooner redeemed or converted, with annual interest at 8.0 percent paid monthly. The loan agreement under which the convertible debenture was issued subjected the Company to certain financial covenants. All covenants were waived by the debt holder for calendar year 2004. On March 31, 2005, the financial covenants were amended to require the same tangible net worth and escalating fixed charges coverage ratios as those set forth in the LaSalle Credit Agreement. We were not in compliance with the fixed charge covenant ratio under the convertible debenture as of December 31, 2005, but secured a waiver for that period from the lender.
      While we plan to adhere to the covenants in our credit facilities to the best of our ability, in the event it appears we are unable to avoid an event of default, it may be necessary or advisable to retire and terminate one or more of the facilities and pay all remaining balances borrowed. Any such payment would further limit our available cash and cash equivalents. Furthermore, we may not be able to retire the credit facilities if we do not have adequate resources available when necessary to avoid an event of default or if we do not have adequate time to retire the credit facilities. The consequences of an event of default under one or more of our credit facilities or other debt instruments may prevent us from conducting normal business operations.
      The above cash requirements or restrictions could lead to an inadequate level of cash for operations or for capital requirements, which could have a material negative impact on our financial position and significantly harm our ability to operate the business.
      We have a history of net losses and cannot assure you that we will become profitable. We have incurred losses in almost every fiscal year since we have been a public company. Our net loss applicable to common shareholders was $6.5 million in 2005, $3.5 million in 2004, $2.2 million in 2003, and $367 thousand in 2002. We cannot assure you that we will become profitable or, if we do, that we will be able to sustain or increase profitability in the future. We had an accumulated deficit of $18.5 million as of December 31, 2005. If we cannot achieve or sustain profitability, our financial condition will be materially adversely affected and it will be much more difficult, if possible at all, to obtain additional financing and to continue to grow our business.
      Our efforts to reduce costs may not be effective. If we fail to reduce costs effectively, we may not achieve profitability or positive cash flow. We believe cost containment and expense reductions are essential to achieving profitability and positive cash flow from operations in future periods. We cannot assure you that we will be able to achieve sufficient cost reductions to allow us to become or remain profitable. If we are not able to grow our sales while reducing our costs, as a percentage of sales, we will not be able to achieve profitability and our business and financial condition could be materially and adversely affected. Moreover, sales lost due to the cancellation of, or our inability to fill, an order in one period may not be necessarily made up by sales in any future period.
      Our operating results will continue to fluctuate. Our operating results may fluctuate from period to period and period over period depending upon numerous factors, including: (1) customer demand and market acceptance of our products and solutions; (2) new product introductions; (3) variations in product mix; (4) delivery due date changes; and (5) other factors. We operate in a market characterized by long sales cycles. The time from first contact to order delivery may be a period of two years or longer in certain instances. Delivery schedules, as first established with the customer in this long cycle may change with little or no advance notice as the original delivery schedule draws near. Our business is sensitive to the spending patterns and funding of our customers, which, in turn, are subject to prevailing economic conditions and other factors beyond our control. Moreover, we derive sales primarily from significant orders from a limited number of customers. For that reason, a delay in delivery of our products in connection with a single order may significantly affect the timing of our recognition of sales between periods. Moreover, sales lost due to the cancellation of, or our inability to fill, an order in one period may not be necessarily made up by sales in any future period.

Risks Related to Internal Controls
      Required reporting on internal control over financial reporting. In accordance with Section 404 of the Sarbanes-Oxley Act, we will be required to deliver our initial report on the effectiveness of our internal controls over financial reporting in connection with our annual report for the fiscal year ending December 31, 2007. We are in the process of implementing our plan for complying with Section 404 of the Sarbanes-Oxley Act of 2002. However, these efforts could fail to be successful, which, in turn could cause investors to lose confidence in our internal control environment.

Risks Related to Our Operations and Product Development
      A significant portion of our sales is derived from sales to a small number of customers. If we are not able to obtain new customers or repeat business from existing customers, our business could be seriously harmed. We sell our products to a limited and largely fixed set of customers and potential customers. In our transportation communications segment, we sell primarily to original equipment manufacturers and to end users such as municipalities, regional transportation districts, transit agencies, federal, state and local departments of transportation, and rental car agencies. The identity of the customers who generate the most significant portions of our sales may vary from year to year. In 2005, three major customers accounted for 22.8 percent of our net sales, compared to two major customers accounting for 22.9 percent in 2004 and one major customer accounting for 16.2 percent in 2003. If any of our major customers stopped purchasing products from us, and we were not able to obtain new customers to replace the lost business, our business and financial condition would be materially adversely affected. Many factors affect whether customers reduce or delay their investments in products such as those we offer, including decisions regarding technology spending levels and general economic conditions in the countries and specific markets where the customers are located.
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

      We have some single-sourced supplier relationships, because either alternative sources are not readily or economically available or the relationship is advantageous due to performance, quality, support, delivery, and capacity or price considerations. If these sources are unable to provide timely and reliable supply, we could experience manufacturing interruptions, delays, or inefficiencies, adversely affecting our results of operations. Even where alternative sources of supply are available, qualification of the alternative suppliers and establishment of reliable supplies could result in delays and a possible loss of sales, which could adversely affect operating results.
      Many of our customers rely on government funding, and that subjects us to risks associated with governmental budgeting and authorization processes. A majority of our sales address end customers having some degree of national, federal, regional, state, or local governmental-entity funding. These governmental-entity funding mechanisms are beyond our control and often are difficult to predict. Further, general budgetary authorizations and allocations for state, local, and federal agencies can change for a variety of reasons, including general economic conditions, and have a material adverse effect on us. For example, the TEA-21 legislation under which the funding for our transportation products business segment domestic sales are derived was subject to reauthorization in 2003, but was not replaced with new legislation, The Safe, Accountable, Flexible, Efficient Transportation Equity Act — A Legacy for Users (“SAFETEA-LU”), until August, 2005. In the interim period, federal funding was available through short-term extensions of TEA-21; however, we believe the underlying longer term funding uncertainties had been a source of significant market disruption.
      In addition to federal funding to the public transit side of our domestic market, a majority of our customers rely on state and local funding. These tend to be affected by general economic conditions. For example, some transit operating authorities reduced service in 2004 and 2005, in response to the slow economy and uncertainties on the reauthorization of SAFETEA-LU; this can have a depressing effect on sales of our products. It is not possible to precisely quantify this impact. Any unfavorable change in any of these factors and considerations could have a material adverse effect upon us.
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

Risks Related to Our International Operations
      There are numerous risks associated with international operations, which represent a significant part of our business. Our international operations generated about 40 percent of our sales in 2004 and approximately 47 percent of our sales in 2005. Our sales outside the United States were primarily in Europe (particularly the Nordic countries), South America, the Middle East, and Australia. The success and profitability of international operations are subject to numerous risks and uncertainties, such as economic and labor conditions, political instability, tax laws (including U.S. taxes upon foreign subsidiaries), and changes in the value of the U.S. dollar versus the local currency in which products are sold. Any unfavorable change in one or more of these factors could have a material adverse effect upon us.
      We maintain cash deposits in foreign locations, portions of which may be subject to significant tax or tax withholding upon transfer or withdrawal. Many countries impose taxes or fees upon removal from the country of cash earned in that country. Moreover, complying with foreign tax laws can be complicated, and we may incur unexpected tax obligations in some jurisdictions. While we believe our tax positions in the foreign jurisdictions in which we operate are proper and fully defensible, tax authorities in those jurisdictions may nevertheless assess taxes and render judgments against us if we are unable to adequately defend our position. In such an event, we could be required to make unexpected cash payments in satisfaction of such assessments or judgments or incur additional expenses to defend our position.

Risks Related to Intellectual Property
      We may not be able to defend successfully against claims of infringement against the intellectual property rights of others, and such defense could be costly. Third parties, including our competitors, individual inventors or others, may have patents or other proprietary rights that may cover technologies that are relevant to our business. Several claims of infringement have been asserted against us in the past. Even if we believe a claim asserted against us is not valid, defending against the claim may be costly. Intellectual property litigation can be complex, protracted, and highly disruptive to business operations by diverting the attention and energies of management and key technical personnel. Further, plaintiffs in intellectual property cases often seek injunctive relief and the measures of damages in intellectual property litigation are complex and often subjective or uncertain. In some cases, we may decide that it is not economically feasible to pursue a vigorous and protracted defense and decide, instead, to negotiate licenses or cross-licenses authorizing us to use a third party’s technology in our products. If we are unable to defend successfully against litigation of this type, or to obtain and maintain licenses on favorable terms, we could be prevented from manufacturing or selling our products, which would cause severe disruptions to our operations. For these reasons, intellectual property litigation could have a material adverse effect on our business or financial condition.

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

      Further, the stock markets, and particularly the NASDAQ Capital Market, have experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many technology companies and have often been unrelated or disproportionate to the operating performance of such companies. These broad market factors have and may continue to adversely affect the market price of our Common Stock. In addition, general economic, political and market conditions, such as recessions, interest rate variations, international currency fluctuations, terrorist acts, military actions or war, may adversely affect the market price of our Common Stock.
      Our preferred stock and convertible debentures have preferential rights over our Common Stock. We currently have outstanding shares of Series AAA Redeemable Nonvoting Preferred Stock, Series E Redeemable Nonvoting Convertible Preferred Stock, Series G Redeemable Preferred Stock, and Series H Redeemable Convertible Preferred Stock, as well as certain eight percent (8.0 percent) convertible debentures, all of which have rights in preference to holders of our Common Stock in connection with any liquidation of the Company. The aggregate liquidation preference is $890 thousand for the Series AAA stock, $1.0 million for the Series E stock, $1.7 million for the Series G stock, and $250 thousand for the Series H stock, in each case plus accrued but unpaid dividends, and the aggregate principal amount of the outstanding eight percent (8.0%) convertible debentures is $250 thousand. Holders of the Series AAA, Series E, Series G, and Series H stock are entitled to receive cumulative quarterly dividends at the rate of five percent (5.0%) per annum, seven percent (7.0%) per annum, eight percent (8.0%) per annum, and eight percent (8.0%) per annum, respectively, on the liquidation value of those shares. Dividends on the Series H stock are payable in kind in additional shares of Series H stock. The purchase agreements, pursuant to which we issued our outstanding eight percent (8.0%) convertible debentures, as well as our domestic senior credit facility, prohibit the payment of dividends to holders of our Common Stock. The holders of the debentures have the right to require us to redeem the debentures upon the occurrence of certain events, including certain changes in control of the Company or our failure to continue to have our stock listed on the NASDAQ Stock Market or another stock exchange. In such an event, the holders would have the right to require us to redeem the debentures for an amount equal to the principal amount plus an 18 percent annual yield on the principal amount through the date of redemption, and we might not have the ability to make the required redemption payments. The preferential rights of the holders of our convertible debentures and preferred stock could substantially limit the amount, if any, that the holders of our Common Stock would receive upon any liquidation of the Company.

Risks Related to Anti-Takeover Provisions
      Our articles of incorporation, bylaws and North Carolina law contain provisions that may make takeovers more difficult or limit the price third parties are willing to pay for our stock. Our articles of incorporation authorize the issuance of shares of “blank check” preferred stock, which would have the designations, rights and preferences as may be determined from time to time by the board of directors. Accordingly, the board of directors is empowered, without shareholder approval (but subject to applicable regulatory restrictions), to issue additional preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the common stock. Our board of directors could also use the issuance of preferred stock, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company. In addition, our bylaws require that certain shareholder proposals, including proposals for the nomination of directors, be submitted within specified periods of time in advance of our annual shareholders’ meetings. These provisions could make it more difficult for shareholders to effect corporate actions such as a merger, asset sale or other change of control of our company. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our Common Stock, and they may have the effect of delaying or preventing a change in control.
      We are also subject to two North Carolina statutes that may have anti-takeover effects. The North Carolina Shareholder Protection Act generally requires, unless certain “fair price” and procedural requirements are satisfied, the affirmative vote of 95 percent of our voting shares to approve certain business combination transactions with an entity that is the beneficial owner, directly or indirectly, of more than

20 percent of our voting shares, or with one of our affiliates if that affiliate has previously been a beneficial owner of more than 20 percent of our voting shares. The North Carolina Control Share Acquisition Act, which applies to public companies that have substantial operations and significant shareholders in the state of North Carolina, eliminates the voting rights of shares acquired in transactions (referred to as “control share acquisitions”) that cause the acquiring person to own a number of our voting securities that exceeds certain threshold amounts, specifically, one-fifth, one-third and one-half of our total outstanding voting securities. There are certain exceptions. For example, this statute does not apply to shares that an acquiring person acquires directly from us. The holders of a majority of our outstanding voting stock (other than such acquiring person, our officers and our employee directors) may elect to restore voting rights that would be eliminated by this statute. If voting rights are restored to a shareholder that has made a control share acquisition and holds a majority of all voting power in the election of our directors, then our other shareholders may require us to redeem their shares at fair value. These statutes could discourage a third party from making a partial tender offer or otherwise attempting to obtain a substantial position in our equity securities or seeking to obtain control of us. They also might limit the price that certain investors might be willing to pay in the future for shares of our Common Stock, and they may have the effect of delaying or preventing a change of control.

Risks Associated with Potential Growth
      We may not be able to obtain the financing we will need to continue to grow. Our business and operating strategy embraces growth. The strategy includes internal growth through the expansion of our present operations to current and new customers, as well as acquisition-oriented growth scenarios. This strategy requires that we maintain a high degree of emphasis on finding and securing both debt and equity financing sources. Success in these financing requirements can be adversely impacted by economic conditions and other factors beyond our control. We cannot assure you that our revolving credit facilities and cash flow from operations will be sufficient to fund our current business operations for the next 12 months, nor can we assure you that we will not require additional sources of financing to fund our operations. Any significant acquisition or other growth initiative would also require additional financing. Additional financing may not be available to us on terms we consider acceptable, if it is available at all. If we cannot raise funds on acceptable terms, we may not be able to develop next-generation products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could have a material adverse effect on our ability to grow our business. Further, if we issue equity securities, holders of our Common Stock may experience dilution of their ownership percentage, and the new equity securities could have rights, preferences or privileges senior to those of our Common Stock.
      There are many risks associated with potential acquisitions. We intend to continue to evaluate potential acquisitions that we believe will enhance our existing business or enable us to grow. If we acquire other companies or product lines in the future, it may dilute the value of existing shareholders’ ownership. The impact of dilution may restrict our ability to consummate further acquisitions. Issuance of equity securities in connection with an acquisition may further restrict utilization of net operating loss carryforwards because of an annual limitation due to ownership changes under the Internal Revenue Code. We may also incur debt and losses related to the impairment of goodwill and other intangible assets if we acquire another company, and this could negatively impact our results of operations. We currently do not have any definitive agreements to acquire any company or business, and we may not be able to identify or complete any acquisition in the future. Additional risks associated with acquisitions include the following:

•	It may be difficult to assimilate the operations and personnel of an acquired business into our own business;

•	Management information and accounting systems of an acquired business must be integrated into our current systems;

•	Our management must devote its attention to assimilating the acquired business, which diverts attention from other business concerns;

•	We may enter markets in which we have limited prior experience; and

•	We may lose key employees of an acquired business.

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
      We do not own any real estate. Instead, we lease properties both in the United States and abroad. Following are our locations:

City and State	Country	Area		Use		Monthly Rent	Expiration

Durham, NC	USA	54,552	sf	Office, service and repair, warehouse and assembly	(a),(b),(c)	$33,593	April 2011
Dallas, TX	USA	3,145	sf	Office	(c)	$5,883	April 2008
Peakhurst	Australia	271	sm	Office	(a)	$2,782	November 2006
Caxias do Sul	Brazil	88	sm	Office and assembly	(a)	$3,222	Open ended
Herrljunga	Sweden	2,000	sm	Office, warehouse and assembly	(a),(d)	$6,187	March 2011
Ettlingen	Germany	242	sm	Office	(a)	$2,505	October 2010

(a)	Used by Transportation Communications Segment

(b)	Used by Law Enforcement and Surveillance Segment

(c)	Used by administration — U.S. corporate

(d)	Used by administration — international
      We believe current facilities are adequate and suitable for current and foreseeable use, absent future possible acquisitions. We further believe additional office and manufacturing space will be available in, or near, existing facilities at a cost approximately equivalent to, or slightly higher than, rates currently paid, to accommodate further internal growth as necessary.

Item 3.	Legal Proceedings
      The Company, in the normal course of its operations, is involved in legal actions incidental to the business. In management’s opinion, the ultimate resolution of these matters will not have a material adverse effect upon the current financial position of the Company or future results of operations.
      Mr. Lawrence Taylor is a Director of Digital Recorders, Inc. and was, until October 2004, the Company’s Chief Financial Officer, and until August 2005, the Company’s Executive Vice President (“EVP”) of Corporate Development. As EVP Corporate Development, Mr. Taylor’s primary responsibility was strategic planning and identifying and pursuing mergers and acquisitions. In August 2005, when it became apparent the Company’s finances would not support a full-time merger and acquisition function, Mr. Taylor’s position of EVP Corporate Development was eliminated.
      Mr. Taylor seeks to refute certain provisions of his employment agreement and has stated an intention to arbitrate a claim for, among other things, wrongful termination and age discrimination under the Age Discrimination in Employment Act of 1967. The Company believes the claims are without merit and does not believe the matter will have a material impact on the Company.
      The Company, to the best of its ability, at all times seeks to avoid infringing, and will not knowingly violate the intellectual property rights of others.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matter was submitted to a vote of the holders of our Common Stock during the fourth quarter 2005.
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities
      The following table sets forth the range of high and low bid prices for our Common Stock, as reported by the NASDAQ Capital Market®, from January 1, 2004 through December 31, 2005. The prices set forth reflect inter-dealer quotations, without retail markups, markdowns, or commissions, and do not necessarily represent actual transactions.

	High	Low

Year Ended December 31, 2004
First Quarter	$3.47	$2.32
Second Quarter	14.27	2.55
Third Quarter	6.85	2.79
Fourth Quarter	5.29	3.68
Year Ended December 31, 2005
First Quarter	$3.71	$2.31
Second Quarter	2.59	1.79
Third Quarter	3.19	2.23
Fourth Quarter	2.53	1.47
      As of April 13, 2006, there were more than 3,800 holders of our Common Stock (including 138 shareholders of record.)
      We have not paid dividends on our Common Stock nor do we anticipate doing so in the near future. In addition, our prior and current credit facilities restrict the payment of dividends upon any class of stock except on our preferred stock. We also have five classes of outstanding preferred stock with dividend rights that have priority over any dividends payable to holders of Common Stock.
Equity Compensation Plan Information
      The following table provides information, as of the end of fiscal 2005, with respect to all compensation plans and individual compensation arrangements of DRI under which equity securities are authorized for issuance to employees or non-employees:

			Number of Securities
			Remaining Available for
	Number of Securities to be	Weighted-Average	Future Issuance Under
	Issued Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column A)
Plan Category	(a)	(b)	(c)

1993 Incentive Stock Option Plan	495,800	$2.50	None
2003 Stock Option Plan	573,500	$2.83	116,833

Total	1,069,300	$2.67	116,833

*	All options issued under the 1993 Incentive Stock Option Plan and the 2003 Stock Option Plan have been approved by the Company’s shareholders.

Issuance of Unregistered Securities
      The issuance set forth below was made in reliance upon the available exemptions from registration requirements of the Securities Act, contained in Section 4(2), on the basis that such transactions did not involve a public offering. DRI determined that the purchasers of securities described below were sophisticated investors who had the financial ability to assume the risk of their investment in DRI’s securities and acquired such securities for their own account and not with a view to any distribution thereof to the public. The certificates evidencing the securities bear legends stating that the securities are not to be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements.
      On October 31, 2005, the Company issued an aggregate of 50 shares of its Series H Convertible Preferred Stock, par value $.10 per share (“Series H Preferred”) to Mr. John Higgins, a Director of the Company. The issuance of the Series H Preferred and an accompanying cash payment of $2 thousand were offered to Mr. Higgins in exchange for the cancellation of a promissory note the Company entered into on July 25, 2005, in favor of Mr. Higgins in the original principal amount of $252,301. The execution of the promissory note effected a rescission of Mr. Higgins’ purchase price for 50 shares of Series G Preferred and an accompanying warrant to purchase 35,714 shares of Common Stock.
      In conjunction with the sale of Series H Preferred, the Company also granted Mr. Higgins warrants to acquire 55,000 shares of the Company’s Common Stock at an exercise price of $2.02, exercisable for a period of five years. The relative fair value allocated to the warrants of $48,282, calculated using the Black-Scholes model, has been treated as a discount to the Series H Preferred and was recorded as an increase in additional paid in capital. The issuance of the warrants resulted in a beneficial conversion feature of the Series H Preferred valued at $48,282 which was recorded as deemed preferred dividends as the shares were immediately convertible.
      Series H Preferred is convertible at any time into shares of Common Stock at a conversion price of $2.08 per share of Common Stock, subject to certain adjustments, and entitles the holders to voting rights on any matters on which holders of Common Stock are entitled to vote, based upon the quotient obtained by dividing the liquidation preference by the conversion price, excluding any fractional shares. Holders of Series H Preferred are entitled to receive cumulative quarterly dividends payable in additional shares of Series H Preferred, when and if declared by the Board of Directors, at a rate of 8 percent per annum on the liquidation value of $5 thousand per share, subject to certain adjustments upward, and increasing by an additional 6 percent per annum after five years. The Company has the right to redeem the shares after five years.

Item 6.	Selected Financial Data
      The selected financial data set forth below as of and for the years ended December 31, 2005, 2004, and 2003 has been derived from our audited consolidated financial statements and related notes included elsewhere in this report. The selected financial data set forth below as of and for the years ended December 31, 2002 and 2001 has been derived from our audited consolidated financial statements and the related notes, which are not included in this report. This information should be read in conjunction with “Item 1. Description of Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as the audited consolidated financial statements and notes thereto included in “Item 8. Financial Statements and Supplementary Data.”
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

2001 and 2002 primarily due to our acquisition strategy. We did not make any acquisitions in 2003, 2004, or 2005.

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except share and per share amounts)
Statements of Operations Data
Net sales	$45,345	$47,773	$44,026	$45,138	$37,215
Gross profit	15,342	17,946	16,876	16,209	13,826
Operating income (loss)	(4,832)	(1,442)	(420)	724	419
Net loss applicable to common shareholders	(6,450)	(3,476)	(2,233)	(367)	(62)
Net loss applicable to common shareholders per common share
Basic and diluted	$(0.67)	$(0.49)	$(0.58)	$(0.10)	$(0.02)
Weighted average number of common shares and common share equivalents outstanding
Basic and diluted	9,675,580	7,149,544	3,873,133	3,746,119	3,495,954

	December 31,

	2005	2004	2003	2002	2001

	(In thousands)
Balance Sheet Data
Current assets	$18,601	$20,876	$18,677	$20,178	$18,001
Total assets	33,548	38,041	34,552	33,383	28,810
Current liabilities	14,640	12,929	16,335	17,856	10,249
Long term debt	68	653	6,647	7,738	11,601
Minority interest	892	441	338	268	209
Redeemable Preferred Stock	3,189	1,845	3,250	1,770	1,770
Shareholders’ equity	17,566	23,641	11,232	5,752	4,982

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT ARE IN ITEM 8 OF THIS DOCUMENT.
Business — General
      We directly or through contractors, design, manufacture, sell, and service information technology and surveillance technology products through two major business segments. These two business segments are the Transportation Communications Segment and the Law Enforcement and Surveillance Segment. While service is a significant aspect of DRI’s marketing strategy, it is not yet a significant generator of revenue and was less than 3 percent of net sales for the years ended December 31, 2005, 2004, and 2003.
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
      The following table sets forth the percentage of DRI’s sales represented by certain items included in DRI’s Statements of Operations:

	Year Ended December 31,

	2005	2004	2003

Net sales	100.0%	100.0%	100.0%
Cost of sales	66.2	62.4	61.7

Gross profit	33.8	37.6	38.3

Operating expenses:
Selling, general and administrative	40.9	36.6	34.6
Research and development	3.6	4.0	4.7

Total operating expenses	44.5	40.6	39.3

Operating loss	(10.7)	(3.0)	(1.0)
Other expense, foreign currency gain (loss) and interest	(1.0)	(1.4)	(1.5)

Loss before income tax expense	(11.7)	(4.4)	(2.5)
Income tax expense	(0.4)	(2.0)	(0.2)

Loss before minority interest in income of consolidated subsidiary	(12.1)	(6.4)	(2.7)
Minority interest in consolidated subsidiary	(1.0)	(0.2)	(0.2)

Net loss	(13.1)%	(6.6)%	(2.9)%

Comparison of Results for the Years Ended December 31, 2005 and 2004
      Net Sales and Gross Profit. Our net sales for 2005, decreased $2.4 million or 5.1 percent, from $47.8 million for 2004, to $45.3 million for 2005. DRI’s gross profit for 2005 decreased $2.6 million, or

14.5 percent, from $17.9 million for 2004 to $15.3 million for 2005. Following is a discussion of these changes in net sales and gross profit by segment.
      Transportation Communications Segment. Due to commonality of customers, sales channels, products, technology, internal support groups, industry funding, and management, we manage and report our U.S. and foreign transportation communications business as a single reporting segment. For discussion purposes, we differentiate between sales and gross profit for the U.S. market and the foreign markets to better provide our investors with useful information.
      For 2005, sales of our transportation communications segment decreased $2.8 million, or 6.2 percent, from $45.9 million for 2004 to $43.1 million for 2005. The decrease resulted from lower U.S. domestic sales of $5.4 million, offset by higher sales of $2.6 million from our foreign subsidiaries. The increase in international sales is attributed to higher sales in the South American and Asian-Pacific markets, and favorable foreign currency exchange rates for 2005 compared to 2004, partially offset by lower sales in the European market.
      The increase in net sales due to foreign currency fluctuations for 2005 was approximately $995 thousand. DRI does not use currency hedging tools. Each of our foreign subsidiaries primarily conducts business in its respective functional currencies thereby reducing the impact of foreign currency transaction differences. If the U.S. dollar strengthens compared to the foreign currencies converted, it is possible the total sales reported in U.S. dollars could decline.
      Expected sales growth in the transportation communications segment will be dependent upon the expansion of new product offerings and technology, as well as expansion into new geographic areas. We believe our relatively high market share positions in some markets preclude significant sales growth from increased market share.
      The decrease in U.S. domestic sales includes a decline of approximately $4.6 million in OEM and spare parts sales, a decline of $890 thousand in programming services substantially due to a one-time programming effort during 2004, partially offset by a $416 thousand increase in our repair, service, training revenues, and sales returns and allowances. Lower sales volume and prices of various product lines, continued pricing pressures from customers, a change in product mix, an overall market decline in transportation vehicle production, the closure of two vehicle manufacturers, and declining spare parts sales led to the lower U.S. domestic sales. Repair and service sales increased in 2005, primarily due to sales to three customers; however, these type of sales tend to fluctuate greatly from period to period.
      Our transportation communications segment gross profit decreased $2.3 million, or 13.7 percent, from $16.8 million in 2004 to $14.5 million in 2005. As a percentage of segment sales, gross profit was 36.6 percent of net segment sales in 2004 as compared to 33.7 percent in 2005. Of the $2.3 million net decrease in gross profit, a $4.2 million decrease was attributable to U.S. operations and offset by a $1.9 million increase attributable to international operations.
      The international gross profit as a percentage of sales for 2005 was 40.9 percent as compared to 36.6 percent for 2004. The increase in gross margin is primarily attributed to favorable customer and product mix, and cost reduction strategies on materials costs within the European, South American and Asian-Pacific markets.
      The U.S. gross profit percentage of sales for 2005, was 26.6 percent as compared to 36.7 percent for 2004. Beginning in 2004 but with a full year impact in 2005, our U.S. domestic companies began in-house production of sub-assemblies such as cabling, wiring harnesses, and brackets. As in-house production has increased, incremental direct costs such as production and service related salaries, along with related overhead costs, and depreciation on production equipment have been included in cost of sales. In order to manage headcount, the Company has re-assigned some people previously in selling, general, and administrative roles to more production and service related responsibilities. These additional production related costs have contributed to the decrease in the U.S. gross margins. The Company’s long-term goal is to be better able to manage production costs by having selected operations in-house, rather than solely relying on third-party manufacturers.

      In 2005, the U.S domestic companies recorded a $1.1 million inventory obsolescence charge as compared to $842 thousand in 2004. A significant portion of funding for capital purchases in our industry is provided by the U.S. Federal Government (see discussion of the Transportation Equity Act for the 21st Century (TEA-21) in the section entitled “Industry and Market Overview” in Part I, Item 1, “Business”. As such, the Company is required by federal procurement statutes to maintain replacement parts for our products for the life of the transportation vehicle, generally ranging from 12 to 15 years. Until the 2001-2002 timeframe, standard technology within our electronic signs business (95% of our consolidated revenues) relied upon an electro-mechanical product known as “flip-dot” whereby a small electrical charge would cause a small plastic circular shaped dot to physically flip over showing a brightly colored light reflecting side rather than a black matt finished side. The electro-mechanical plastic component was subject to a less than predictable failure rate. As such, participants in our industry maintained a comparatively large inventory of replacement parts and those parts did not diminish in value except over unusually long periods (8-10 years). In fact, there were instances wherein the parts could be sold at prices higher than their historical levels as the signs approached the end of their life cycles and replacement parts became harder to obtain. Maintaining a larger inventory of replacement parts than might be seen in other industries causes comparatively low inventory turnover within our industry.
      Beginning in 2002, the standard technology within our signs business changed from flip-dot to light emitting diode (LED), a highly stable, highly reliable semiconductor product with great visibility and, in hindsight, great durability. However, being new and unproven technology within our industry and mounted on the front of a city bus exposed to changing weather conditions, extreme light conditions, and harsh vibration, replacement parts were maintained at historical levels until the technology had proven itself to be reliable. During 2004, and continuing into 2005, following two years of experience with the new technology and experiencing extremely low failure rates as compared to the flip-dot product, a determination was made that maintaining such a large inventory of replacement parts was not necessary, and that a diminution of value for the replacement parts inventory had occurred. As such, the inventory was permanently written-down to its estimated net realizable value in accordance with GAAP. Of the $1.1 million and $842 thousand write-downs in 2005 and 2004, respectively, $1.0 million and $781 thousand in 2005 and 2004, respectively, were within our U.S. electronic signs business with the remainder being other miscellaneous write-downs.
      Though we may experience continued pricing pressure, we expect our gross margins within our individual product lines to stabilize in the near term as we continue to recognize cost savings resulting from recent and planned future cost reduction efforts. However, period-to-period, overall gross margins will still reflect the variations in sales mix and geographical dispersion of product sales. We expect increased in-house production of cabling, wire harnesses, and brackets to contribute to overall costs savings, allow better delivery times for our customers, and allow us to produce in quantities that are more efficient. We also expect improvements in gross margins through more frequent sales of a combination of products and services offering a broader “project” solution, and through the introduction of technology improvements.
      Law Enforcement and Surveillance Segment. Sales for our law enforcement and surveillance segment increased $398 thousand or 21.4 percent, from $1.9 million for 2004, to $2.3 million for 2005. The increased sales in 2005 is related to sales of new technology in the fourth quarter, predominately to the U.S. Federal Government.
      The segment gross profit for 2005, decreased $301 thousand, or 26.7 percent, from $1.1 million for 2004, to $801 thousand for 2005. As a percentage of segment sales, our gross profit was 36.6 percent of our net segment sales for 2005, as compared to 60.7 percent during 2004. As with our Transportation Communication segment discussed above, in 2005 we began incurring incremental direct costs along with related overhead costs as cost of sales. The decrease in the gross profit is related to a $176 thousand write-off of obsolete and slow-moving inventory in 2005 as compared to a write-off of $72 thousand in 2004; increased OEM material costs; increased depreciation on capitalized software; a large shipment in the first quarter of 2005 at a lower than usual gross profit due to a high third — party content of personal computers; and higher material costs on the third and fourth quarter sales related to the new technology. We believe improvement in our gross profit percentage is dependent upon overall economic and competitive conditions in the law enforcement and surveillance sector, introduction of new technology products, and the continued success of our on-going cost reduction programs.

      Selling, General, and Administrative. Selling, general, and administrative expenses for 2005 increased $1.1 million, or 6.1 percent, from $17.4 million for 2004 to $18.5 million for 2005. The majority of this increase was a result of net increases in outside service fees of $180 thousand related to our compliance efforts in connection with the Sarbanes-Oxley Act of 2002; increased compensation and benefits of $1.0 million, including general increases and additional personnel in support of administration and engineering functions and an increase in foreign personnel; increased employee recruiting and training costs of $138 thousand; increased travel related expenses of $187 thousand; and increased bad debt expense of $155 thousand. Additional significant expenses included the tri-annual APTA trade show and increased depreciation expense from recent capital asset purchases. These increases were partially offset by reductions in public company costs of approximately $762 thousand, including printing fees, audit fees, and legal fees.
      As a percentage of our net sales, these expenses were 40.9 percent in 2005 and 36.6 percent in 2004. The increase is due to the higher general and administrative expenses as discussed above. Management believes, that as sales increase, these expenses will decrease as a percentage of sales. However, in terms of absolute dollars, selling, general, and administrative expenses are planned to increase in future periods due to: (1) expansion into other geographic areas; (2) expansion through acquisition; (3) introduction of new products and services; and (4) compliance costs related to the Sarbanes-Oxley Act of 2002.
      Research and Development Expenses. Research and development expenses for 2005 decreased $279 thousand, or 14.6 percent, from $1.9 million for 2004 to $1.6 million for 2005. This category of expenses includes internal engineering personnel, outside engineering expense for software and hardware development, and new product development. As a percentage of net sales, these expenses decreased from 4.0 percent in 2004 to 3.6 percent in 2005. During 2005, as in prior years, certain engineering personnel were used in the development of software that met the capitalization criteria of SFAS No. 86, “Capitalization of Software Development Costs,” which resulted in recording approximately $1.0 million of 2005 costs as an asset that will be amortized as the sales of the software are realized over a period no longer than three years. Research and development expenses, including those costs that were capitalized, were $2.9 million for 2005, as compared to $3.1 million for 2004. In the longer term, we expect these expenses expressed as a percentage of sales to range from approximately 3 to 5 percent of net sales.
      Operating Loss. The net change in our operating loss was an increase of $3.4 million from $1.4 million in 2004 to $4.8 million in 2005. This decrease is primarily due to lower sales and higher cost of sales in the transportation communications segment; higher operating, personnel costs, bad debt, and depreciation costs as described above; partially offset by the increased sales in our law enforcement and surveillance segment.
      Other Income, Foreign Currency Gain (Loss), and Interest Expense. Other income, foreign currency gain (loss), and interest expense decreased $209 thousand from $674 thousand in 2004, to $465 thousand in 2005, due to a decrease in interest expense of $426 thousand, offset by an increase in foreign currency loss of $356 thousand, and an increase in other income of $139 thousand. The decrease in interest expense was due primarily to decreases in the amount of borrowings on our credit facilities and in the amount of outstanding long-term debt. The decrease in outstanding debt was a result of two separate private placements of common stock in 2004 of $5.0 million each, and two private placements of preferred stock in 2005 totaling $2.1 million.
      Income Tax Expense. Income tax expense was $176 thousand in 2005 as compared with an income tax expense of $973 thousand in 2004. The tax expense for 2005 consisted of $112 thousand arising from United States state jurisdictions and $64 thousand arising from foreign jurisdictions.
      Net Loss Applicable to Common Shareholders. The net loss applicable to common shareholders increased $3.0 million from a net loss of $3.5 million in 2004 to a net loss of $6.5 million in 2005. This increase in net loss is due to the factors previously addressed, as well as $323 thousand non-cash charges related to preferred stock offerings.
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
      Gross profit for the Transportation Communications Segment increased $922 thousand, or 5.8 percent, from $15.9 million in 2003 to $16.8 million in 2004. However, in 2004, the Company recorded a $1.4 million inventory obsolescence charge, as compared to a $220 thousand inventory obsolescence charge in 2003. The increase in inventory obsolescence from $220 thousand to $1.4 million from 2003 to 2004, resulted in a reduction of the increase in gross profit for the Transportation Communications Segment, as compared to 2003, from 16.4 percent to 5.8 percent. As a percentage of segment sales, gross profit was 37.3 percent of net segment sales in 2003 as compared to 36.6 percent in 2004. Of the $922 net increase in gross profit, $691 thousand was attributed to U.S. operations and $231 thousand was attributed to the international operations. Domestic gross margins improved primarily due to product cost savings in 2004 despite continued pricing pressures. As a percent of sales, U.S. operations increased average gross margins from 36.4 percent in 2003 to 42.1 percent in 2004, which was primarily attributed to decreases in the cost of key components in the electronic destination sign systems. The consolidated international operations realized average gross margins of 36.6 percent in 2004 and 38.9 percent in 2003.
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
      Gross profit for the Law Enforcement and Surveillance Segment for 2004 increased $147 thousand, or 15.0 percent, from $981 thousand for 2003 to $1.1 million for 2004. However, the Company recorded a $73 thousand inventory obsolescence charge in 2004 compared to no such charge in 2003. The inventory obsolescence charge resulted in a reduction of the gross profit for the Law Enforcement and Surveillance Segment from an increase over 2003 of 22.4 percent to 15.0 percent. As a percentage of segment sales, gross profit was 67.3 percent of net segment sales in 2003 as compared to 60.7 percent, (64.6 percent excluding the inventory obsolescence charge) during 2004. Lower sales in 2004 versus 2003 to the U.S. Federal Government and from a special research project for a foreign government, which yield higher gross margins, contributed to the decline in gross margins. Management believes improvement in gross profit percentage is dependent upon overall economic and competitive conditions in the law enforcement and surveillance sector, introduction of new technology products, and the continued success of on-going cost reduction programs.
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
      Research and Development Expenses. Research and development expenses for 2004 decreased $142 thousand, or 6.9 percent, from $2.1 million for 2003 to $1.9 million for 2004. This category of expenses includes internal engineering personnel, outside engineering expense for software and hardware development, sustaining product engineering, and new product development. As a percentage of net sales, these expenses decreased from 4.7 percent in 2003 to 4.0 percent in 2004. During 2004, certain engineering personnel were used in the development of software that met the capitalization criteria of SFAS No. 86, “Capitalization of Software Development Costs,” which resulted in recording approximately $1.0 million of 2004 costs as an asset that will be amortized as the sales of the software are realized over a period no longer than three years. Research and development expenses for 2004, including those costs that were capitalized, were $2.9 million as compared to $3.1 million for 2003.
      Operating Loss. Operating loss increased $1.0 million from $420 thousand in 2003 to $1.4 million in 2004. The increase is primarily due to higher operating expenses and personnel costs, and the inventory obsolescence adjustment. These factors were partially offset by the increased sales in both operating segments, all as described above.
      Other Income, Foreign Currency Gain, and Interest Expense. Other income, foreign currency gain, and interest expense decreased $5 thousand from $680 thousand in 2003, to $675 thousand in 2004, due to a decrease in interest expense of $199 thousand, offset by a decrease in foreign currency loss of $267 thousand, and an increase in other income of $73 thousand. The decrease in interest expense was due primarily to approximately $4.0 million of convertible debentures with an annual interest rate of 8 percent were converted into Common Stock; as well as, the completion of two separate private placements of common shares totaling $5.0 million each in April and October 2004, the proceeds of which were used primarily to reduce debt and the working capital line of credit.
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
Cash Flows
      The Company’s net working capital as of December 31, 2005, was $4.0 million compared to $7.9 million as of December 31, 2004. Our principal sources of liquidity from current assets included cash and cash equivalents of $807 thousand, trade and other receivables of $8.4 million and inventories of $8.2 million. The Company continues to decrease the average days’ sales outstanding in accounts receivable and expects to increase inventory turns through better materials requirement planning, reworking what otherwise might be considered slow moving inventory and negotiating lower component prices through volume purchase programs. The most significant current liabilities at December 31, 2005, included short-term bank and asset-based borrowings of $5.0 million, accounts payable of $5.5 million, accrued expenses of $2.8 million, and current maturities of long-term debt of $1.2 million. The short-term bank borrowings, both foreign and domestic, are primarily asset-based lending agreements and directly related to the sales and customer account collections and inventory. Such borrowings are classified as a current liability rather than a long-term liability and were negotiated with the intent that the revolving debt would be classified and managed as long-term debt; however, Emerging Issues Task Force (EITF) Issue No. 95-22 “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement”, requires the Company to classify all of our outstanding debt under the bank facility as a current liability. The Loan Agreement has a subjective acceleration clause, which could enable the bank to call the loan, but such language is customary in asset-based lending agreements and management does not expect the bank to use this particular clause to inhibit the Company from making borrowings as provided under the agreement.
      Our operating activities provided cash of $173 thousand for the year ended December 31, 2005. Sources of cash from operations totaled $3.2 million and resulted from a decrease in trade accounts receivable of $1.2 million, a decrease in other receivables of $41 thousand, a decrease in other assets of $61 thousand, an increase of trade accounts payable of $1.2 million, an increase of accrued expenses of $751 thousand, and our net loss of $5.9 million offset by non-cash expenses of $3.8 million. Non-cash expenses included $1.4 million related to the write-down of obsolete inventory to its net realizable value. All other non-cash expenses were of normal, routine amounts associated with operations. Cash used in operating activities totaled $901 thousand and primarily resulted from increases in inventories of $796 thousand and prepaids and other current assets of $105 thousand. The decrease in trade accounts receivable results from a 10 percent decrease in sales during the fourth quarter of 2005 compared to the same quarter in 2004, supplemented by increased collections on trade accounts receivable in the fourth quarter of 2005 due to more aggressive collection efforts by the Company. The increase in inventories stemmed primarily from our domestic operations and resulted from a build-up of inventory components during the year while realizing lower than anticipated sales. The increase in trade accounts payable and accrued expenses is a direct result of the Company lengthening payment cycles during the last quarter of 2005 to more closely match the timing of collections from customers in its efforts to better manage working capital. We consider the changes incurred in our operating assets and liabilities routine, given the number and size of orders relative to our industry and our size. We expect working capital requirements to continue to increase with growth in sales, primarily due to the timing between when we must pay suppliers and the time we receive payment from our customers.
      Our investing activities used cash of $1.7 million for the year ended December 31, 2005. The primary uses of cash were for: (1) purchases of computer, test, and office equipment; and (2) costs incurred for internally developed software. Cash flows from investing activities resulted from a small number of routine sales of individual pieces of equipment no longer used or that had been replaced. We do not anticipate any significant expenditures for, or sales of, capital equipment in the near future.

      Our financing activities generated net cash of $1.5 million. Sources of cash resulted from issuance of common and preferred stock of $2.0 million, net of issuance costs. Net proceeds from issuance of Common Stock resulted from the exercise of options and were used for working capital and other general corporate purposes. Net proceeds from issuance of preferred stock of $1.9 million resulted from the sale of our Series G preferred stock. Proceeds from Series G Preferred sales were used to pay the outstanding principal balance and all accrued interest on the unsecured note to the former owner of Mobitec AB in the amount of $1.6 million. The remaining proceeds from sales of Series G Preferred were used for general corporate and working capital purposes. Uses of cash in financing activities were for the payment of dividends on our Series AAA and Series E preferred stock of $147 thousand and the net of borrowings and payments on our revolving lines of credit of $385 thousand.

Financing Activities in 2005.
      On February 10, 2005, shareholders of the Company’s privately held Series AAA Preferred Stock approved two changes to its Series AAA Articles of Incorporation at a Special Meeting of such shareholders. The changes provide: (1) a reduction to the annual dividend rate for each share of Series AAA Preferred Stock from 10 percent to 5 percent; and (2) a reduction in the conversion rate for each share of Series AAA Preferred Stock from $8.00 per share to $5.50 per share.
      A convertible subordinated debenture in the amount of $250 thousand dated August 26, 2002, is payable to Mr. John Higgins, a shareholder and member of the Board of Directors, and is due in full August 26, 2009. At December 31, 2005, the Company was not in compliance with the fixed charge coverage ratio within the convertible debenture agreement but obtained a waiver, for the period ended December 31, 2005, for violation of the covenant.
      On May 5, 2005, Mobitec AB, the Company’s wholly owned Swedish subsidiary, signed an amendment with its banks in Sweden which increased its maximum borrowing capacity from 16 million Krona to 18 million Krona, $2.0 million and $2.3 million U.S., respectively, based upon the December 31, 2005, exchange rate of 0.1257.
      On May 31, 2005, three Directors of the Company exercised options to purchase 30,000 shares of the Company’s Common Stock at an exercise price of $2.00 per share. Proceeds to the Company totaled $60 thousand, all of which was used for general corporate and working capital purposes.
      On June 23, 2005, the Company sold 386 shares of Series G Redeemable Convertible Preferred Stock (“Series G Preferred”) to two current investors, one, Mr. Higgins, a Director of the Company. The proceeds to the Company, net of issuance expenses, were $1.9 million, of which $1.5 million was used to pay the outstanding principal balance and all accrued interest on the unsecured note to the former owner of Mobitec AB. The remaining proceeds were used for general corporate and working capital purposes. Series G Preferred is convertible at any time into shares of Common Stock at a conversion price of $2.21 per share of Common Stock, subject to certain adjustments, and, entitles the holders to voting rights on any matters on which holders of Common Stock are entitled to vote, based upon the quotient obtained by dividing the liquidation preference by $2.23, excluding any fractional shares. The Company has the right to redeem the shares after five years. Holders of the Series G Preferred are entitled to receive cumulative quarterly dividends payable in additional shares of Series G Preferred at a rate of 8.0 percent per annum on the liquidation value of $5 thousand per share, subject to certain upward adjustments, and increasing by an additional 6.0 percent annum after five years.
      In conjunction with the sale of Series G Preferred, the company also granted those investors, including Mr. Higgins, a director of the Company, warrants to acquire 275,714 shares of common stock at an exercise price of $2.21, exercisable for a period of five years. The fair value allocated to the warrants of $275 thousand, calculated using the Black-Scholes model, has been treated as a discount to the Series G Preferred and was recorded as an increase in additional paid in capital. The issuance of the warrants resulted in a beneficial conversion feature of the Series G Preferred valued at $275 thousand.

      On July 25, 2005, the Company issued an unsecured subordinated promissory note for $252 thousand to Mr. John Higgins, a director of the Company. The note bears interest at a rate of 10.5% per annum, paid on the last day of each month, and is due and payable, along with any unpaid interest, one year from the date of the note. In conjunction with the issuance of the note, at the Company’s request, and in response to a NASDAQ requirement, Mr. Higgins rescinded his acquisition of 50 shares Series G Preferred, along with the associated warrants to purchase 35,714 shares of Common Stock, issued as part of the Series G Preferred transaction, discussed above. No additional proceeds were received by the Company as a result of the note.
      On October 31, 2005, the Company issued an aggregate of 50 shares of its Series H Convertible Preferred Stock, par value $.10 per share (“Series H Preferred”) to Mr. Higgins, a director of the Company. The issuance of the Series H Preferred and an accompanying cash payment of $2 thousand were offered to Mr. Higgins in exchange for the cancellation of a promissory note the Company entered into on July 25, 2005, in favor of Mr. Higgins in the original principal amount of $252 thousand. In connection with the sale of the Series H Preferred, the Company issued to Mr. Higgins warrants to purchase an aggregate of 55,000 shares of the Company’s Common Stock at an exercise price of $2.02 per share. The warrants will be exercisable at any time for a period of five years after issuance. No additional proceeds will be received by the Company as a result of this transaction.
      On July 22, 2005, a former employee exercised options to purchase 7,667 shares of the Company’s Common Stock at exercise prices of $2.52 for 5,000 shares and $2.55 for 2,667 shares. Total proceeds to the Company were $19 thousand, all of which were used for general corporate and working capital purposes.
      In October 2005, a former employee exercised options to purchase 35,000 shares of the Company’s Common Stock at exercise prices of $1.94 for 10,000 shares and $2.00 for 25,000 shares. Total proceeds to the Company were $69 thousand, all of which will be used for general corporate and working capital purposes.

Liquidity and Capital Resources
      Based upon fourth quarter and full year results in 2005, DRI did not meet its financial covenants under the Company’s working capital line of credit with LaSalle and another subordinated debt; however, such covenants were waived at December 31, 2005. The waiver for non-compliance of covenants in the LaSalle Credit Agreement was received in the form of a Waiver, Consent and Fourth Amendment Agreement dated March 6, 2006 (the “Fourth Amendment”).
      On March 16, 2006, the Company entered into a two-year asset-based lending agreement with Laurus Master Fund (“Laurus Credit Agreement”) to replace the LaSalle Credit Agreement. The Laurus Credit Agreement provides up to $6.0 million in borrowings under a revolving credit facility. Proceeds from the Laurus Credit Agreement were used to repay all outstanding debt under the LaSalle Credit Agreement and for general corporate purposes. The new credit facility is secured by all tangible and intangible assets of the Company in the U.S. and Canada. Borrowing availability under the Laurus Credit Agreement is based upon an advance rate equal to 90% of eligible accounts receivable and up to $2.0 million based upon 40% of eligible inventory. The interest rate on borrowings under the Laurus Credit Agreement is the Wall Street Journal prime rate plus 1.75%, subject to a floor of 8%. The Laurus Credit Agreement contains no financial covenants.
      In conjunction with the closing of the Laurus Credit Agreement, the Company issued Laurus warrants to purchase, at any time, 550,000 shares of Common Stock at $0.10 per share. The issuance of the warrants is subject to a holding rights agreement under which Laurus will not hold greater than 4.99% of the Company’s outstanding Common Stock at any time. The Company is required to file a registration statement with the SEC for the common stock issuable upon exercise of the warrants issued to Laurus within 120 days of funding and is required to have the registration declared effective within 150 days of funding.
      On March 21, 2006, the Company sold an aggregate of 100 shares of its Series I Convertible Preferred Stock, par value $.10 per share (“Series I Preferred”) to a private investor, pursuant to a share purchase agreement. The combined purchase price for the shares was $500 thousand. Upon issuance of the Series I Preferred, the cash advance received by the Company in December 2005, and held in the trust account of the Company’s outside legal counsel, was released to the Company. The funds, net of financing fees, will be used for general corporate purposes. In connection with the sale of the Series I Preferred, the Company issued to the investor warrants to purchase an aggregate of 93,750 shares of the Company’s Common Stock at an exercise price of $1.60 per share. The warrants will be exercisable at any time for a period of five years after issuance.
      The issuance of the Series I Preferred Stock caused the conversion rate on the $250 thousand convertible subordinated debenture, held by John Higgins, a director of the Company, to change from $2.00 per share to $1.60 per share, resulting in a potential increase of 31,250 additional shares of common stock.

Management Conclusion
      We have incurred substantial losses to date, and, as of December 31, 2005, have an accumulated deficit of $18.5 million. We expect to continue to require additional funding in the foreseeable future to support operations. The new credit agreement with Laurus provided an immediate increase in borrowing availability of approximately $1.2 million, and proceeds from the issuance of Series I Preferred were $485,000, both net of fees and expenses. Both amounts were used to pay routine accounts payable. Despite these recent financings, we expect to manage carefully our liquidity going forward. While our on-going profit improvement efforts are impacting results, in addition to tightly controlling costs, we will be required to carefully manage inventory and receivables to maximize liquidity.
      Operating results and cash flows of the U.S. operating companies are improving and those improvements are expected to continue. However, such expectations rely upon projections based upon assumptions and forecasts, including factors beyond our control. Actual results could vary from our projections and such variance could have a significant adverse effect on our liquidity. We believe the cash flows of our U.S. operating companies alone may not be sufficient to fund the U.S. operations for the remainder of 2006. Historically, we have supplementally financed operations through private placements of our securities. We may raise up to an additional $2 million of equity. However, there can be no assurances that such placements will occur or be possible in the future. If further financings are not available, we would likely be unable to continue our operations without significantly curtailing our activities, if at all. These circumstances raise substantial doubt about our ability to continue as a going concern.
      Although we have, in the past, had to advance cash to our non-U.S. operating companies, those companies are currently generating adequate cash flows to meet their working capital needs. We do not, however, anticipate non-U.S. operating companies will produce cash flows sufficient to return all, or even a portion, of those advances in the near future.
      At February 28, 2006, we had cash and cash equivalents of $544 thousand and a working capital surplus of $3.9 million.
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
      Allowance for Doubtful Accounts. Our allowance for doubtful accounts relates to trade accounts receivable. It reflects our estimate of the amount of our outstanding accounts receivable that are not likely to be collected. Most of our company’s sales are to large OEM equipment manufacturers or to state or local governmental units or authorities, so management expects low losses from true collectibility problems resulting from insolvency or actual inability to pay. The allowance for doubtful accounts is a periodic estimate prepared by management based upon identification of the collections of specific accounts and the overall condition of the receivable portfolios. When evaluating the adequacy of the allowance for doubtful accounts, we analyze our trade receivables, the customer relationships underlying the receivables, historical bad debts, customer concentrations, customer creditworthiness, current economic trends, and changes in customer payment terms.
      Inventory Valuation and Warranty Reserve. We periodically evaluate the carrying amount of inventory based upon current shipping forecasts and warranty and post-warranty component requirements. Our company, as a part of the sale, typically extends a warranty term generally ranging from one to three years. We account for this liability through a warranty reserve on the balance sheet. Additionally, in special situations, we may, solely at our discretion, use extended or post-warranty services as a marketing tool. In these instances, such future warranty costs have previously been included in the established warranty reserves. Many of our customers have contractual or legal requirements, which dictate an extended period of time for us to maintain replacement parts. Our evaluation involves a multi-element approach incorporating inventory turnover and the stratification of inventory by risk category, among other elements. The approach incorporates both recent historical information and management estimates of trends. Our approach is intended to take into consideration potential excess and obsolescence in relation to our installed base, engineering changes, uses for components in other products, return rights with vendors and end-of-life manufacture. If any of the elements of our estimate were to deteriorate, additional write-downs may be required. The inventory write-down calculations are reviewed periodically and additional write-downs are recorded as deemed necessary.
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
      Service revenues are recognized upon completion of the services and include product repair not under warranty, city route mapping, product installation, training, consulting to transit authorities, and funded research and development projects. Service revenues were less than 3% of total revenue for 2005, 2004, and 2003, but may increase in future periods due to higher post warranty repairs, retrofit installation, and other service-related and software revenues not offered in previous years.
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
Management’s Plans
      For the years ended December 31, 2005, 2004, and 2003, the Company incurred net pre-tax losses of $5.3 million, $2.1 million, and $1.1 million, and operating activities provided (used) net cash of $173 thousand, ($5.2) million, and $1.3 million, respectively. Sales for 2005 decreased by approximately 5.1 percent compared to 2004. However, significant non-cash charges, including write-offs of obsolete inventory totaling $1.4 million, contributed substantially to the results reflecting 27 percent of the 2005 net loss; $888 thousand tax valuation allowance and $1.2 million additional inventory reserve reflecting a combined 65 percent of the 2004 net loss; and including a $616 thousand tax valuation allowance reflecting 47 percent of the 2003 net loss. The net loss in 2005, of $5.3 million, which includes these non-cash chargers of $1.4 million, compares to net losses of $1.1 million in 2004 and $687 thousand in 2003.
      The Company has continued to implement plans formulated in prior years to improve the operating results and to reduce the pressure on liquidity. Though many of the objectives were achieved in prior years, efforts will continue in 2006. The primary elements of the Company’s strategies, objectives, plans, and actions were, and will continue to be:
      Restructured Debt and Equity. The Company has historically raised significant amounts of cash through secured and subordinated debt financing.
Debt
      On March 16, 2006, the Company entered into a 2-year asset-based lending agreement with Laurus Master Fund (the “Laurus Credit Agreement”) to replace the LaSalle Credit Agreement. The new credit agreement with Laurus provided an immediate increase in borrowing availability of approximately $1.2 million, net of fees and expenses. The Laurus Credit Agreement provides up to $6.0 million in borrowings under a revolving credit facility to be used to retire all outstanding debt under the LaSalle Credit Agreement and for general corporate purposes and is secured by all assets of the Company in the U.S. and Canada. Borrowing availability under the Laurus Credit Agreement is based upon an advance rate equal to 90% of eligible accounts receivable and 40% of inventory up to $2.0 million. The interest rate on borrowings under the Laurus Credit Agreement is the Wall Street Journal prime rate plus 1.75%, subject to a floor of 8%. The Laurus Credit Agreement contains no financial covenants.
Equity
      On April 23, 2004, subordinated convertible debt holders holding aggregate common equivalent shares of 2,075,000, converted 100 percent of such debt into shares of Common Stock. As a result of this conversion, $4.1 million has been recorded as additional equity on the balance sheet and the annual cash interest expense decreased by approximately $332 thousand.
      On February 10, 2005, holders of the Series AAA Preferred Stock voted to (1) reduce the annual dividend rate for each share of Series AAA Preferred Stock from 10 percent to 5 percent, and (2) reduce the conversion rate for each share of Series AAA Preferred Stock from $8.00 per share to $5.50 per share. These changes resulted in the number of Common Shares issuable upon the conversion of a single share of Series AAA Preferred Stock increasing from 625 shares to 909 shares. The reduction in the annual dividend rate will reduce preferred stock dividends approximately $60 thousand per year in dividends.
      On May 5, 2005, Mobitec AB, the Company’s wholly owned Swedish subsidiary, signed an amendment with its banks in Sweden which increased its maximum borrowing capacity from 16 million Krona to 18 million Krona, $2.0 million and $2.3 million U.S., respectively, based upon the December 31, 2005, exchange rate of 0.1257.

      Reduce Operating Costs and Improve Efficiency. In the normal course of business, the Company has aggressively sought opportunities to reduce the cost structure and increase overall efficiency and responsiveness to its customers. In 2004 and 2005, the Company initiated, tracked, and monitored profit improvement initiatives designed to further leverage the economy of scale that was developing in its operations. Such efforts continue in 2006 with additional profit improvement initiatives. The Company intends to continue developing its manufacturing and assembly infrastructure and organization to meet expected production requirements. The Company will continue manufacturing in-house certain key components of its products such as cable harnesses and assemblies, electronic destination sign systems, digital audio filter equipment and sub-system electronics. The Company believes this will enable it to: (1) produce highly reliable, quality products; (2) protect the proprietary nature of its technology and processes; (3) properly control its manufacturing and assembly processes and operations; and (4) achieve significant cost reductions. The cost reductions encompass all major elements of cost and operating expenses.
      Increase Ownership Equity. During 2005, the Company was involved in a number of equity transactions, including the issuance of Preferred Stock, the exercise of stock options, and the conversion of a promissory note to Preferred Stock. In the aggregate, these transactions resulted in net cash proceeds to the Company of approximately $2.0 million, which were used to pay the outstanding principal balance and all accrued interest on the unsecured note to the former owner of Mobitec AB and for general use of the company.
Off-Balance Sheet Arrangements
      DRI does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors. We do, however, have warrants to acquire shares of our Common Stock outstanding at varied exercise prices, for further discussion see Item 8, Financial Statements and Supplementary Data, Note 10, to the Company’s Consolidated Financial Statements, “Common Stock Warrants.” Other than lease commitments, legal contingencies incurred in the normal course of business and employment contracts of key employees, we do not have any off-balance sheet financing arrangements or liabilities. We do not have any majority-owned subsidiaries or any interests in or relationships with any special-purpose entities that are not included in the consolidated financial statements.

Contractual Obligations
      Our material contractual obligations at December 31, 2005 are as follows:

	Payments Due by Period

	Total
	Amounts	Less Than	1-3	4-5	After
Contractual Obligations	Committed	1 Year	Years	Years	5 Years

	(In thousands)
Long-Term Debt Obligations	$1,185	$1,177	$8	$—	$—
Capital Lease Obligations	88	28	60	—	—
Operating Lease Obligations	3,067	746	1,308	884	129
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities	—	—	—	—	—

	4,340	1,951	1,376	884	129
Interest Payments (ranging from 5.35% to 41.1%)	134	128	6	—	—

Total	$4,474	$2,079	$1,382	$884	$129

Recent Accounting Pronouncements
      Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock option plans. As allowed by SFAS No. 123, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board No. 25, “Accounting for Stock Issued To Employees,” and related interpretations. This method does not require compensation to be recorded if the consideration to be received is at least equal to the fair value of the Common Stock to be received at the measurement date. Under the requirements of SFAS No. 123, non-employee stock-based transactions require compensation to be recorded based upon the fair value of the securities issued or the services received, whichever is more reliably measurable.
      Had compensation cost for the stock option plans been determined using the fair value method prescribed in SFAS No. 123, the pro forma basic and diluted net income (loss) per common share would have been as follows:

	2005	2004	2003

	(In thousands, except per
	share amounts)
Net loss applicable to common shareholders	$(6,450)	$(3,476)	$(2,233)
Deduct: Stock based employee compensation expense determined under fair value method	(868)	(210)	(65)

Pro forma net loss applicable to common shareholders	$(7,318)	$(3,686)	$(2,298)

Basic and diluted net loss:
As reported	$(0.67)	$(0.49)	$(0.58)
Pro forma	$(0.76)	$(0.52)	$(0.59)
      In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R addresses the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It focuses on share-based payment transactions with employees, including shares issued under certain employee stock purchase plans, stock options, restricted stock, and stock appreciation rights. SFAS No. 123R will require the Company to expense the cost of employee services over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Compensation cost of employee transactions will be based upon the grant date at fair value using a Black-Scholes or similar bi-nomial model. SFAS No. 123R requires us to adopt the new accounting provisions beginning in our first quarter of 2006.
      On November 22, 2005, the Board of Directors approved the acceleration of the vesting of all unvested stock options awarded to employees, officers and directors under our stock option plans. The exercise prices on all such options were in excess of the current market price of the shares on the effective date. As a result of this action, options to purchase up to 294 thousand shares of common stock became exercisable effective December 31, 2005, representing approximately 27% of our total outstanding options at December 31, 2005. The closing price of the Company’s Common Stock on December 31, 2005 was $1.53. Typically, stock options granted by the Company vest over a three year period. The number of shares and exercise prices of the options subject to the acceleration remain unchanged.
      The purpose of the accelerated vesting was to enable the Company to avoid recognizing in its statement of operations non-cash compensation expense associated with these options in future periods, upon the expected implementation of FASB Statement of Financial Accounting Standards No. 123R in January 2006. As a result of the acceleration, the Company expects to avoid recognition of up to approximately $488 thousand of compensation expense over the course of the original vesting periods. Up to approximately $233 thousand of such compensation expense is expected to be avoided in 2006.
      The deduction for stock based compensation for the year ended December 31, 2004, in the table above, as well as pro forma net loss applicable to common shareholders and the basic and diluted pro forma net loss, have been adjusted from the amounts previously reported due to an incorrect assumption about the vesting schedule of stock options.
      In November 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 151 “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that these items be recognized as current period charges. SFAS 151 applies only to inventory costs incurred during periods beginning after the effective date and also requires that the allocation of fixed production overhead to conversion costs be based upon the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on the Company’s results of operations or financial position.
Impact of Inflation
      We believe that inflation has not had a material impact upon our results of operations for each of our fiscal years in the three-year period ended December 31, 2005. However, there can be no assurance that future inflation will not have an adverse impact upon our operating results and financial condition.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
      We are subject to certain risks arising from transactions in the normal course of our business and from debt instruments. Such risk is principally associated with interest rate and foreign currency exchange fluctuations, as explained below.
Interest Rate Risk
      We utilize both long-term fixed rate and short-term variable rate borrowings to finance the working capital and capital requirements of our business. We utilize variable rate debt through a revolving credit facility to support working capital needs. Borrowings bear interest at the bank’s prime rate plus 1.75 percent. If the bank’s prime rate on December 31, 2005 increased by 100 basis points on that date and then remained constant at the higher rate throughout 2006, our interest costs on our outstanding variable rate borrowings at December 31, 2005 of $5.0 million would increase by approximately $50 thousand for the year ending December 31, 2006. Similarly, if the bank’s prime rate on December 31, 2005 decreased by 100 basis points on that date and then remained constant at the lower rate throughout 2006, our interest costs on our outstanding variable rate borrowings at December 31, 2005 of $5.0 million would decrease by approximately $50 thousand for the year ending December 31, 2006. We currently do not use derivative instruments to manage our interest rate risk.
      At December 31, 2005, we had outstanding long-term fixed rate borrowings (including current portions) of $1.2 million. We believe the carrying amount of our fixed rate borrowings approximates the estimated fair value for debt with similar terms, interest rates and remaining maturities currently available to companies with similar credit ratings at December 31, 2005. We do not expect changes in the fair value of our long-term fixed rate borrowings to have a significant effect upon our operations, cash flow or financial position.
      The table below provides information about our financial instruments at December 31, 2005 that are sensitive to changes in interest rates, consisting solely of debt obligations. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. The information is presented in U.S. dollar equivalents, which is our reporting currency. The instruments’ actual cash flows are denominated in either U.S. dollars ($US) or Swedish Krona (SEK), as indicated in parentheses.

	Expected Maturity Date

Liabilities	2006	2007	2008	2009	2010	Thereafter	Total

	(In thousands)
Long-term debt:
Fixed rate ($US)	$759	$4	$4	$—	$—	$—	$767
Average interest rate	8.67%	7.90%	7.90%	—%	—%	—%
Fixed rate (SEK)	418	—	—	—	—	—	418
Average interest rate	5.35%	—%	—%	—%	—%	—%

							$1,185

Foreign Currency Exchange Rate Risk
      Our international subsidiaries operate in Europe (particularly the Nordic countries), South America, the Middle East and Australia and use local currencies as the functional currency and the U.S. dollar as the reporting currency. Transactions between our company and the international subsidiaries are generally denominated in U.S. dollars. Approximately 47 percent of our revenues are denominated in international currencies. As a result, we have certain exposures to foreign currency risk. However, management believes that such exposure does not present a significant risk due to the relative stability of the European and Nordic countries and Australia. Risk in the Middle East and South America is mitigated due to those revenues representing only approximately fifteen percent (15 percent) of our consolidated revenues.
      Our international operations represent a substantial portion of our overall operating results and asset base. Our identifiable foreign currency exchange rate exposures result primarily from accounts receivable from customer sales, anticipated purchases of product from third-party suppliers and the repayment of intercompany loans with foreign subsidiaries denominated in foreign currencies. We primarily manage our foreign currency risk by making use of naturally offsetting positions. These natural hedges are accomplished, for example, by using local manufacturing facilities that conduct business in local currency and the use of borrowings denominated in local currencies.
      Gains and losses on U.S. dollar denominated transactions are recorded within other income and expense in the consolidated statements of operations. A net loss was recorded in the amount of $301 thousand in 2005 and net gains were recorded in the amounts of $55 thousand and $322 thousand in 2004 and 2003, respectively. The loss in 2005 was primarily due to an increase in the value of the U.S. dollar against the Swedish Krona (SEK) from a December 31, 2004, rate of 6.6137 (SEK per U.S. dollar) to a December 31, 2005, rate of 7.9623 (SEK per U.S. dollar). The gains in 2004 and 2003 primarily were due to the increase in value in the Swedish Krona (SEK) from a December 31, 2003 rate of 7.2449 (SEK per U.S. dollar) to a December 31, 2004 rate of 6.6137 (SEK per U.S. dollar); and from a December 31, 2002 rate of 8.7466 (SEK per U.S. dollar) to a December 31, 2003 rate of 7.2449 (SEK per U.S. dollar). We currently do not use derivative instruments to manage our foreign currency risk.
      The table below provides information about our financial instruments and firmly committed sales transactions by functional currency and presents such information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, consisting solely of SEK denominated debt obligations. The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

	Expected Maturity Date
On-Balance Sheet
Financial Instruments	2006	2007	2008	2009	2010	Thereafter

	(In thousands)
Long-term debt:
Fixed rate (SEK)	$418	$—	$—	$—	$—	$—
Average interest rate	5.35%	—%	—%	—%	—%	—%

Item 8.	Financial Statements and Supplementary Data
DIGITAL RECORDERS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Digital Recorders, Inc.:
      In our opinion, the accompanying consolidated financial statements and related schedule listed in the accompanying index present fairly, in all material respects, the financial position of Digital Recorders, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
PricewaterhouseCoopers LLP (signed)
April 13, 2006

Report of Independent Registered Public Accounting Firm
To the Board of Directors
Digital Recorders, Inc.
Durham, North Carolina
      We have audited the accompanying consolidated statements of operations, shareholders’ equity and cash flows for the year ended December 31, 2003 of Digital Recorders, Inc. and subsidiaries. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Digital Recorders, Inc. and subsidiaries and their cash flows for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.
      As described in Note 1 to the financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.”
      Our audit, for the year ended December 31, 2003, was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplemental schedule II is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements, for the year ended December 31, 2003, and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ MCGLADREY & PULLEN, LLP
Raleigh, North Carolina
March 31, 2004

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(In thousands,
	except shares
	and per share
	amounts)
ASSETS
Current Assets
Cash and cash equivalents	$807	$841
Trade accounts receivable, net	8,425	10,208
Other receivables	211	259
Inventories	8,212	9,187
Prepaids and other current assets	946	381

Total current assets	18,601	20,876

Property and equipment, net	3,741	3,562
Goodwill, net	9,762	11,636
Intangible assets, net	1,069	1,490
Deferred tax assets, net	231	148
Other assets	144	329

Total assets	$33,548	$38,041

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Lines of credit	$5,000	$3,717
Current portion of long-term debt	1,177	2,394
Accounts payable	5,537	4,525
Accrued expenses	2,854	2,241
Preferred stock dividends payable	72	52

Total current liabilities	14,640	12,929

Long-term debt and capital leases, less current portion	68	653

Deferred tax liabilities	382	377

Minority interest in consolidated subsidiary	892	441

Commitments and contingencies (Note 6, 7 and 18)	—	—
Shareholders’ Equity
Series E Redeemable, Nonvoting, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 500 shares authorized; 207 shares issued and outstanding at December 31, 2005 and December 31, 2004, respectively	615	615
Series G Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 600 shares authorized; 343 and 0 shares issued and outstanding at December 31, 2005 and December 31, 2004, respectively; redeemable at the discretion of the Company after five years	1,434	—
Series H Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 600 shares authorized; 50 and 0 shares issued and outstanding at December 31, 2005, and December 31, 2004, respectively; redeemable at the discretion of the Company after five years	202	—
Series AAA Redeemable, Nonvoting, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 20,000 shares authorized; 178 and 246 shares issued and outstanding at December 31, 2005 and December 31, 2004, respectively; redeemable at the discretion of the Company	890	1,230
Common stock, $.10 par value, 25,000,000 shares authorized; 9,733,515 and 9,599,036 shares issued and outstanding at December 31, 2005 and December 31, 2004, respectively	973	960
Additional paid-in capital	30,446	29,815
Accumulated other comprehensive income — foreign currency translation	1,526	3,617
Accumulated deficit	(18,520)	(12,596)

Total shareholders’ equity	17,566	23,641

Total liabilities and shareholders’ equity	$33,548	$38,041

See accompanying notes to consolidated financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2005	2004	2003

	(In thousands, except share and
	per share amounts)
Net sales	$45,345	$47,773	$44,026
Cost of sales	30,003	29,827	27,150

Gross profit	15,342	17,946	16,876

Operating expenses
Selling, general and administrative	18,537	17,472	15,239
Research and development	1,637	1,916	2,057

Total operating expenses	20,174	19,388	17,296

Operating loss	(4,832)	(1,442)	(420)

Other income	317	178	105
Foreign currency gain (loss)	(301)	55	322
Interest expense	(481)	(908)	(1,107)

Total other income and interest expense	(465)	(675)	(680)

Loss before income tax expense	(5,297)	(2,117)	(1,100)
Income tax expense	(176)	(973)	(110)

Loss before minority interest in income of consolidated subsidiary	(5,473)	(3,090)	(1,210)
Minority interest in income of consolidated subsidiary	(451)	(102)	(93)

Net loss	(5,924)	(3,192)	(1,303)
Provision for preferred stock dividends	(203)	(284)	(227)
Amortization for discount on preferred stock	(323)	—	(703)

Net loss applicable to common shareholders	$(6,450)	$(3,476)	$(2,233)

Net loss per share applicable to common shareholders
Basic and diluted	$(0.67)	$(0.49)	$(0.58)

Weighted average number of common shares and common share equivalent outstanding
Basic and diluted	9,675,580	7,149,544	3,873,133

See accompanying notes to consolidated financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

	Preferred Stock		Common Stock				Accumulated
							Other
	Number		Number		Additional	Accum-	Comprehensive	Comprehensive	Total
	of Shares	Book	of Shares	Par	Paid-In	ulated	Income	Income	Shareholders’
	Issued	Value	Issued	Value	Capital	Deficit	(Loss)	(Loss)	Equity

	(In thousands, except shares)
Balance as of January 1, 2003	—	$—	3,804,475	$380	$12,350	$(7,399)	$421	$—	$5,752
Issuance of common stock			140,000	14	336				350
Reclassification of Series AAA to equity	354	1,770							1,770
Issuance of Series E Preferred stock	363	1,440							1,440
Issuance of Series F Preferred stock cash proceeds	300	1,500							1,500
Amortization of Series F Preferred Beneficial Conversion					703	(703)			—
Issuance of warrants					98				98
Preferred stock dividends					(227)				(227)
Comprehensive income (loss)
Net income (loss)						(1,302)		(1,302)	(1,302)
Translation adjustment							1,851	1,851	1,851

Total comprehensive income								$549

Balance as of December 31, 2003	1,017	$4,710	3,944,475	$394	$13,260	$(9,404)	$2,272		$11,232
Issuance of common stock			1,906,358	191	8,597				8,788
Common stock warrant exercise			473,812	47	1,292				1,339
Conversion of notes payable to common stock			2,075,000	208	3,942				4,150
Issuance of Series E Preferred stock	67	290			(20)				270
Issuance of Series F Preferred stock	4	20			(75)				(55)
Issuance of warrants for service					48				48
Preferred stock dividends					(284)				(284)
Conversion of Series AAA Preferred stock	(108)	(540)	67,500	7	533				—
Conversion of Series F Preferred stock	(304)	(1,520)	760,232	76	1,444				—
Conversion of Series E Preferred stock	(223)	(1,115)	371,659	37	1,078				—
Comprehensive income (loss)
Net loss						(3,192)		$(3,192)	(3,192)
Translation adjustment							1,345	1,345	1,345

Total comprehensive loss								$(1,847)

Balance as of December 31, 2004	453	$1,845	9,599,036	$960	$29,815	$(12,596)	$3,617		$23,641

Reclass from Investment in subsidiary by Mobitec GmbH					65				65
Issuance of warrants for service					11				11
Issuance of common stock			72,667	7	142				149
Conversion of Series AAA Preferred stock, net of costs	(68)	(340)	61,812	6	328				(6)
Issuance of Series G Preferred stock, net of discount	393	1,648			275				1,923
Value of Beneficial Conversion feature of Series G Preferred stock					(275)				(275)
Amortization of Series G Preferred Beneficial Conversion					275				275
Value of Beneficial Conversion feature of Series H Preferred stock					(48)				(48)
Amortization of Series H Preferred Beneficial Conversion					48				48
Rescission of Series G Preferred stock and associated warrants	(50)	(214)			(35)				(249)
Issuance of Series H Preferred stock, net of discount	50	202			48				250
Preferred stock dividends					(203)				(203)
Comprehensive loss:
Net loss						(5,924)		$(5,924)	(5,924)
Translation adjustment							(2,091)	(2,091)	(2,091)

Total comprehensive loss								$(8,015)

Balance as of December 31, 2005	778	$3,141	9,733,515	$973	$30,446	$(18,520)	$1,526		$17,566

See accompanying notes to consolidated financial statements.

DIGITAL RECORDERS, INC. AND
SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Cash flows from operating activities
Net loss	$(5,924)	$(3,192)	$(1,303)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Deferred income taxes	(90)	856	56
Depreciation of property and equipment and capitalized software	1,290	752	713
Amortization of intangible assets	110	158	162
Amortization of deferred financing costs	122	146	130
Bad debt expense	265	110	(31)
Write-down of inventory for obsolescence	1,410	1,446	116
Loss on sale of fixed assets	10	—	—
Other, primarily effect of foreign currency gain/loss	220	214	(367)
Minority interest	451	102	93
Changes in operating assets and liabilities
(Increase) decrease in trade accounts receivable	1,205	(3,352)	3,672
Decrease in other receivables	41	140	67
Increase in inventories	(796)	(835)	(478)
(Increase) decrease in prepaids and other current assets	(105)	8	(73)
(Increase) decrease in other assets	61	160	(326)
Increase (decrease) in accounts payable	1,152	(1,932)	(1,014)
Increase (decrease) in accrued expenses	751	59	(116)

Net cash provided by (used in) operating activities	173	(5,160)	1,301

Cash flows from investing activities
Proceeds from sale of fixed assets	10	5	5
Purchases of property and equipment	(674)	(855)	(315)
Investments in software development	(1,020)	(922)	(1,069)
Other	—	—	(1)

Net cash used in investing activities	(1,684)	(1,772)	(1,380)

Cash flows from financing activities
Proceeds from bank borrowings and lines of credit	55,336	64,017	44,584
Principal payments on bank borrowings and lines of credit	(55,721)	(67,289)	(46,520)
Proceeds from issuance of Preferred stock, net of issuance costs	1,887	215	2,940
Proceeds from issuance of common stock and stock option exercises	149	10,127	—
Payment of dividends on Preferred stock	(147)	(330)	(198)

Net cash provided by financing activities	1,504	6,740	806

Effect of exchange rate changes on cash and cash equivalents	(27)	63	(262)

Net increase (decrease) in cash and cash equivalents	(34)	(129)	465
Cash and cash equivalents at beginning of period	841	970	505

Cash and cash equivalents at end of period	$807	$841	$970

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$446	$887	$1,111

Cash paid during the period for income taxes	$231	$117	$118

See accompanying notes to consolidated financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	2005	2004	2003

	(In thousands)
	(Unaudited)
Supplemental disclosures of non-cash investing and financing activities:
Equipment acquired through issuance of capital lease	$—	$107	$—

Conversion of debt to common stock	$—	$4,150	$—

Series F Preferred stock dividend paid-in-kind	$—	$20	$—

Conversion of preferred stock to common stock	$340	$3,175	$—

Fair value of warrants issued as part of financing	$—	$2,486	$88

Reclassification of Series AAA Preferred stock to equity	$—	$—	$1,770

Exchange of common and preferred stock for reduction in debt and trade and accounts payable-related party	$—	$—	$525

Relative fair value of warrants issued for services	$11	$—	$—

Recision of Series G preferred stock in exchange for note payable	$252

Recision of note payble in exchange for Series H Preferred stock	$250	$—	$—

Note receivable from investor	$500	$—	$—

Relative fair value allocated to warrants issued in connection with sale of Series G Preferred stock	$275	$—	$—

Amortization of Series G Preferred stock beneficial conversion feature	$275	$—	$—

Relative fair value allocated to warrants issued in connection with issuance of Series H Preferred stock	$48	$—	$—

Amortization of Series H Preferred stock beneficial conversion feature	$48	$—	$—

See accompanying notes to consolidated financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and Summary of Significant Accounting Policies

(a)	Organization and Liquidity
      Organization — Digital Recorders, Inc. (“DRI”, “Company”, “we”, “our”, or “us”) was incorporated in 1983 and became a public company through an initial public offering in November 1994. DRI’s Common Stock, $.10 par value per share, trades on the NASDAQ Capital Markettm under the symbol “TBUS” and on the Boston Stock Exchange under the symbol “TBU.”
      Through its business units and wholly owned subsidiaries, DRI manufactures, sells, and services information technology and surveillance technology products either directly or through contractors. DRI currently operates within two major business segments: (1) the Transportation Communications Segment, and (2) the Law Enforcement and Surveillance Segment. Customers include municipalities, regional transportation districts, federal, state and local departments of transportation, bus manufacturers, and law enforcement agencies and organizations. The Company markets primarily to customers located in North and South America, Far East, Middle East, Asia, Australia, and Europe.
      Liquidity — We have incurred substantial losses to date and, as of December 31, 2005, have an accumulated deficit of $18.5 million. We expect to continue to require additional funding in the foreseeable future to support operations, possibly up to an additional $2 million of equity. The new credit agreement with Laurus provided an immediate increase in borrowing availability of approximately $1.2 million, and proceeds from the issuance of Series I Preferred were $485,000, both net of fees and expenses. Both amounts were used to pay routine accounts payable. Despite these recent financings, we expect to manage carefully our liquidity going forward. While our on-going profit improvement efforts are impacting results, in addition to tightly controlling costs, we will be required to carefully manage inventory and receivables to maximize liquidity.
      Operating results and cash flows of the U.S. operating companies are improving and those improvements are expected to continue. However, such expectations rely upon projections based upon assumptions and forecasts, including factors beyond our control. Actual results could vary from our projections and such variance could have a significant adverse effect on our liquidity. We believe the cash flows of our U.S. operating companies alone may not be sufficient to fund the U.S. operations for the remainder of 2006. Historically, we have supplementally financed operations through private placements of our securities. However, there can be no assurances that such placements will occur or be possible in the future. If further financings are not available, we would likely be unable to continue our operations without significantly curtailing our activities, if at all. These circumstances raise substantial doubt about our ability to continue as a going concern.
      Although we have, in the past, had to advance cash to our non-U.S. operating companies, those companies are currently generating adequate cash flows to meet their working capital needs. We do not, however, anticipate non-U.S. operating companies will produce cash flows sufficient to return all, or even a portion, of those advances in the near future.

(b)	Principles of Consolidation
      The consolidated financial statements include the accounts of the Company, its majority owned subsidiaries, and its 50 percent owned subsidiary over which the Company has controlling authority through membership in that subsidiary’s board of directors. All significant inter-company accounts and transactions have been eliminated in consolidation.

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
      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At times, the Company places temporary cash investments with high credit quality financial institutions in amounts that may be in excess of FDIC insurance limits. During 2005, temporary cash investments were as high as $1.1 million.

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
      Service revenues are recognized upon completing the service. Service revenues include product repair not under a warranty agreement, city route mapping, product installation, training, consulting to transit authorities, and funded research and development projects. Service revenues were less than 3% of revenue for 2005, 2004, and 2003, but may increase in future periods due to higher post warranty repairs, retrofit installation, and other service-related revenues not offered in previous years.
      The Company’s standard customer sales agreements do not provide any post-sales service, support, subsequent upgrade rights, or right of return but such may be negotiated on a case-by-case basis.

(f)	Largest Customers
      We generate a significant portion of our sales from a relatively small number of key customers, the composition of which may vary from year to year. Our major customers (defined as those customers to which we made sales greater than 10 percent of DRI’s total sales) in 2005, 2004, and 2003 were transit bus original equipment manufacturers. In 2005, three customers accounted for 22.8 percent of sales. In 2004, two customers accounted for 22.9 percent of sales. In 2003, one customer accounted for 16.2 percent of sales. We sell our products to a limited set of customers. Concentration and credit risk are a function of the orders we

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
receive in any given period of time. Loss of one or more of these key customers could have an adverse impact, possibly material, on the Company.

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
      Inventories are valued at the lower of cost or market, with cost determined by the first-in, first-out (FIFO) method. Our evaluation of inventory reserves involves a multi-element approach incorporating inventory turnover and the stratification of inventory by risk category, among other elements. The approach incorporates both recent historical information and management estimates of trends. Our approach is intended to take into consideration potential excess and obsolescence in relation to our installed base, engineering changes, uses for components in other products, return rights with vendors and end-of-life manufacture.

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

(j)	Goodwill and Indefinite Life Intangible Assets
      Beginning January 1, 2002, goodwill is not amortized but is tested annually for impairment, or more frequently if events or changes in circumstances indicate that the assets might be impaired. Management has determined the Company does not have indefinite life intangible assets. In assessing the recoverability of goodwill, the Company must make assumptions about the estimated future cash flows and other factors to determine the fair value of these assets.
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
      For goodwill, the impairment evaluation includes a comparison of the carrying value of the business unit (including goodwill) to that business unit’s fair value. If the business unit’s estimated fair value exceeds the

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
business unit’s carrying value, no impairment of goodwill exists. If the fair value of the business unit does not exceed the unit’s carrying value, then an additional analysis is performed to allocate the fair value of the reporting unit to all of the assets and liabilities of that unit as if that unit had been acquired in a business combination. If the implied fair value of the reporting unit goodwill is less than the carrying value of the unit’s goodwill, an impairment charge is recorded for the difference. To date, management has determined that no impairment of goodwill exists.

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
      Research and development costs relating principally to product development in our transportation communication and law enforcement and surveillance segments are charged to operations as incurred. Research and development costs were $1.6 million, $1.9 million, and $2.1 million in 2005, 2004, and 2003, respectively.

(m)	Advertising Costs
      Advertising costs are charged to operations as incurred. Advertising costs were $110 thousand, $101 thousand, and $105 thousand in 2005, 2004, and 2003, respectively.

(n)	Shipping and Handling Fees and Costs
      The Company includes in net sales all shipping and handling fees billed to customers. Shipping and handling costs associated with inbound and outbound freight are included in cost of sales and totaled $1.3 million, $1.0 million, and $903 thousand in 2005, 2004, and 2003, respectively.

(o)	Per Share Amounts
      The basic net income (loss) per common share has been computed based upon the weighted average number of shares of Common Stock outstanding. Diluted net income (loss) per common share has been computed based upon the weighted average number of shares of Common Stock outstanding and shares that would have been outstanding assuming the issuance of Common Stock for all potentially dilutive securities outstanding. The Company’s convertible preferred stock and debt and outstanding stock options and warrants represent the only potentially dilutive securities outstanding. The amount of net loss used in the calculations of diluted and basic income (loss) per common share was the same for each respective year presented. Diluted net loss per common share is equal to the basic net loss per common share for the years ended December 31, 2005, 2004, and 2003 as common equivalent shares from stock options, stock warrants and convertible debentures would have an anti-dilutive effect because of the loss from continuing operations. As of December 31, 2005, 2004 and 2003, there were approximately 3,718,147, 2,531,940, and 5,374,525, respectively, of potentially dilutive securities from convertible debt and equity securities, vested options and warrants, and warrants related to Series G and Series H Preferred Stock.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(p)	Stock-Based Compensation
      Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock option plans. As allowed by SFAS No. 123, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued To Employees,” and related interpretations. This method does not require compensation to be recorded if the consideration to be received is at least equal to the fair value of the Common Stock to be received at the measurement date. Under the requirements of SFAS No. 123, non-employee stock-based transactions require compensation to be recorded based upon the fair value of the securities issued or the services received, whichever is more reliably measurable.
      Had compensation cost for the stock option plans been determined consistent with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the pro forma basic and diluted net loss per common share would have been as follows:

	2005	2004	2003

	(In thousands, except per share
	amounts)
Net loss applicable to common shareholders	$(6,450)	$(3,476)	$(2,233)
Deduct: Stock based employee compensation expense determined under fair value method	(868)	(210)	(65)

Pro forma net loss applicable to common shareholders	$(7,318)	$(3,686)	$(2,298)

Basic and diluted net loss:
As reported	$(0.67)	$(0.49)	$(0.58)
Pro forma	$(0.76)	$(0.52)	$(0.59)
      The deduction for stock based compensation for 2004 and 2003 in the table above, as well as pro forma net loss applicable to common shareholders and the basic and diluted pro forma net loss, have been adjusted from the amounts previously reported due to a miscalculation assumption about the vesting schedule of the stock options.

(q)	Translation of Foreign Currency
      The local currency of each of the countries of the operating foreign subsidiaries is considered to be the functional currency. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the year. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as the cumulative translation adjustment included in accumulated comprehensive income (loss) in shareholders’ equity. Realized gains and losses on foreign currency transactions, if any, are included in operating results for the period.
      These gains and losses resulted from trade and intercompany accounts receivable denominated in foreign currencies and a foreign note denominated in U.S. dollars. The amounts for the years ended December 31, 2005, 2004, and 2003 were $301 thousand loss, $55 thousand gain, and $322 thousand gain, respectively.

(r)	Income Taxes
      Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	Balance at	Addition Charged
	Beginning	to Costs and			Balance at
	of Year	Expenses	Deductions		End of Year

	(In thousands)
Warranty Reserve
Year ended December 31, 2005	232	152	(170	)(a)	214
Year ended December 31, 2004	170	62	—		232
Year ended December 31, 2003	141	111	(82)		170

(a)	Includes $44 thousand due to foreign exchange translation

(u)	Recent Accounting Pronouncements
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
      In November 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 151 “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight,

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
handling costs and wasted material and requires that these items be recognized as current period charges. SFAS 151 applies only to inventory costs incurred during periods beginning after the effective date and also requires that the allocation of fixed production overhead to conversion costs be based upon the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on the Company’s results of operations or financial position.

(v)	Reclassifications
      Certain reclassifications have been made to the 2003 and 2004 financial statements to conform to the presentation used in the 2005 financial statements. These reclassifications have no effect on net loss or stockholders’ equity as previously presented.

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
      The Company completed its annual goodwill and indefinite life intangible asset impairment evaluations as of December 31, 2005 and 2004, and has concluded that no impairment exists. Therefore, as a result of these impairment evaluations, no impairment charges were recorded during the years ended December 31, 2005, 2004, and 2003.
      The change in the carrying amount of goodwill for each of the Company’s operating segments for the years ended December 31, 2005, 2004, and 2003 is as follows:

		Law
		Enforcement
	Transportation	and
	Communications	Surveillance	Total

	(In thousands)
Balance as of January 1, 2003	$7,999	$961	$8,960
Effect of exchange rates	1,706	—	1,706

Balance as of December 31, 2003	$9,705	$961	$10,666
Effect of exchange rates	970	—	970

Balance as of December 31, 2004	10,675	961	11,636
Effect of exchange rates	(1,874)	—	(1,874)

Balance as of December 31, 2005	$8,801	$961	$9,762

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The composition of the Company’s acquired intangible assets and the associated accumulated amortization as of December 31, 2005 and 2004 is as follows:

		December 31, 2005			December 31, 2004
	Weighted
	Average	Gross		Net	Gross		Net
	Remaining Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount

	(In thousands)
Intangible assets subject to amortization:
Patents and development costs	1.0	$10	$6	$4	$513	$410	$103
Customer lists	10.5	1,514	449	1,065	1,801	414	1,387

		$1,524	$455	$1,069	$2,314	$824	$1,490

      The aggregate amount of amortization expense for the years ended December 31, 2005, 2004, and 2003 was $110 thousand, $158 thousand, and $162 thousand, respectively. Amortization expense for the five succeeding years is estimated to be between $104 thousand for the year ending December 31, 2006 and $101 thousand for the year ending December 31, 2010.
      The difference in the gross carrying amount from 2004 to 2005 is due to fluctuations in foreign currencies.

(3)	Accounts Receivable

	December 31,

	2005	2004

	(In thousands)
Trade accounts receivable	$8,821	$10,380
Less: allowance for doubtful accounts	(396)	(172)

	$8,425	$10,208

(4)	Property and Equipment

	Estimated	December 31,
	Depreciable
	Lives (Years)	2005	2004

		(In thousands)
Leasehold improvements	5 - 9	$212	$164
Automobiles	5	16	3
Computer and telecommunications equipment	3	1,315	1,068
Software	3	3,644	2,623
Test equipment	5	265	252
Furniture and fixtures	3 - 7	2,130	2,070
Software projects in progress	—	711	635

		8,293	6,815
Less accumulated depreciation and amortization		4,552	3,253

Total property and equipment, net		$3,741	$3,562

      The aggregate amount of accumulated depreciation and amortization for the years ended December 31, 2005, 2004, and 2003 was $1.3 million, $752 thousand, and $713 thousand, respectively.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Inventories

	December 31,

	2005	2004

	(In thousands)
Raw materials and system components	$5,254	$5,969
Work in process	115	177
Finished goods	2,843	3,041

Total inventories	$8,212	$9,187

(6)	Leases
      The Company leases its premises and certain office equipment under various operating leases that expire at various times through 2009. Rent and lease expense under these operating leases was $747 thousand, $802 thousand, and $742 thousand for, 2005, 2004, and 2003, respectively. The Company records rent on a straight-line basis.
      The Company also has two lease commitments under capital lease obligations for a tradeshow booth and a machining center that expire in 2006 and 2009, respectively.
      At December 31, 2005, future minimum lease payments under the non-cancelable operating leases and the future minimum lease payments and the present value of the capital lease are as follows:

	Capital	Operating
Year Ending December 31,	Leases	Leases

	(In thousands)
2006	$34	$746
2007	26	680
2008	26	628
2009	15	473
2010	—	411
Thereafter	—	129

Total future minimum lease payments	101	$3,067

Less amount representing interest (7.5% interest)	13

Present value of future minimum capital lease payments	88
Less current portion	28

Long-term portion	$60

(7)	Lines of Credit and Long-Term Debt

a) Lines of Credit
      U.S. Working Capital Line of Credit. At December 31, 2005, the Company had a three-year asset-based lending agreement with LaSalle Business Credit LLC (“LBC” and the “LaSalle Credit Agreement”). Borrowings under the LaSalle Credit Agreement were classified as a current liability in accordance with EITF 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement.
      At December 31, 2005, the LaSalle Credit Agreement, as amended, provided up to $6.0 million in borrowings to be used for acquisitions, working capital, and general corporate purposes. The borrowing was

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
inclusive of $2.0 million for Letters of Credit and $500 thousand for term loans. The interest rate on loans under this agreement was the published prime lending rate (7.25 percent at December 31, 2005) plus 1.75 percent. There was an annual fee equal to ..75 percent on the aggregate undrawn face amount, less letters of credit outstanding. The LaSalle Credit Agreement included customary covenants and conditions relating to the conduct and operation of the Company’s business.
      At December 31, 2005, the Company was not in compliance with the fixed charge coverage ratio within the LaSalle Credit Agreement. The Company obtained a waiver for violation of the covenant in the form of a Waiver, Consent and Fourth Amendment Agreement dated March 6, 2006 (the “Fourth Amendment”). In addition to the waiver of the covenant violation, the Fourth Amendment provided consent from LBC for the Company to deposit and utilize cash received in an equity infusion of at least $2.0 million to pay ordinary course expenses, so long as the equity infusion was received by March 21, 2006. Additionally, the Fourth Amendment amended the LaSalle Credit Agreement to (1) increase the reserve on borrowings to $1.2 million plus an additional $10 thousand per week, (2) set the borrowing limit at $3.8 million, (3) increase the interest on borrowings to the published prime lending rate plus 3.75 percent, and (4) change the expiration date of the LaSalle Credit Agreement from November 15, 2006 to June 30, 2006.
      At December 31, 2005, borrowing availability based upon the value of eligible trade accounts receivable and inventory was $5.7 million and the outstanding debt balance under the LaSalle Credit Agreement was $3.3 million. Subtracting the required reserve of $1.2 million, availability under the LaSalle Credit Agreement at December 31, 2005, was $1.2 million. The outstanding debt under the LaSalle Credit Agreement was secured by substantially all U.S.-based assets of the Company.
      See Note 19 “Subsequent Events” for discussion regarding the replacement of the LaSalle Credit Agreement.
      International Lines of Credit. Mobitec AB, the Company’s wholly owned Swedish subsidiary, has an agreement with a bank in Sweden from which it may currently borrow up to a maximum of 10 million Krona, or $1.3 million U.S. based upon the December 31, 2005, exchange rate of 0.1257. At December 31, 2005, 6.2 million Krona, or $784 thousand U.S., was outstanding, resulting in additional borrowing availability of 3.8 million Krona, or $473 thousand U.S. The maximum borrowing in the amount of 10 million Krona is secured by cash on deposit with the bank in the amount of 2.2 million Krona, or $276 thousand U.S. The terms of this agreement require payment of an unused credit line fee equal to 0.50 percent of the unused portion and an average interest rate of 2.72 percent of the outstanding balance. This agreement is secured by certain assets of Mobitec AB. The line of credit agreement expires December 31, 2006. On or before expiration, the Company expects to renew this credit agreement with an agreement substantially similar in terms and conditions.
      Mobitec AB also has an agreement with the bank in Sweden from which it may borrow up to 8.0 million Krona, or $1.0 million U.S. At December 31, 2005, 3.2 million Krona, or $404 thousand U.S. was outstanding, resulting in additional borrowing availability of 4.8 million Krona, or $602 thousand U.S. The line of credit bore an average interest rate in 2005 of 3.57 percent and was collateralized by accounts receivable of Mobitec AB. The agreement has an expiration date of December 31, 2006. On or before expiration, the Company expects to renew this credit agreement with an agreement substantially similar in terms and conditions.
      Mobitec GmbH, the Company’s wholly owned subsidiary in Germany, has an agreement with a German bank from which it may currently borrow up to a maximum of 512 thousand Euros or $606 thousand U.S. based upon the December 31, 2005, exchange rate of 1.1844. At December 31, 2005, 392 thousand Euros, or $464 thousand U.S. was outstanding, resulting in additional borrowing availability of 120 thousand Euros, or $142 thousand U.S. The line of credit bore an average interest rate in 2005 of 3.33 percent and was

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
collateralized by accounts receivable and inventories of Mobitec GmbH. This agreement has an open-ended term.

	December 31,

	2005	2004

	(In thousands)
Line of credit with LaSalle Business Credit, dated November 6, 2003, as amended, payable in full June 30, 2006, secured by accounts receivable, inventory and all assets of the U.S. based domestic entities of the Company	$3,348	$1,050
Line of credit with Swedish bank dated December 31, 2004, secured by certain assets of the Swedish subsidiary, Mobitec AB, and a cash deposit. Average interest rate of 2.72 and 2.96 percent in 2005 and 2004, respectively	784	1,324
Line of credit with Swedish bank dated December 31, 2004, secured by accounts receivable of the Swedish subsidiary, Mobitec AB, with an average interest rate of 3.57 and 3.92 percent in 2005 and 2004, respectively	404	871
Line of credit with German bank dated June 23, 2004, secured by accounts receivable and inventory of the German subsidiary, Mobitec GmbH (formerly known as Transit Media-Mobitec GmbH), with an average interest rate of 3.33 and 3.28 percent in 2005 and 2004, respectively	464	472

Total lines of credit	$5,000	$3,717

b) Long-Term Debt
      Long-term debt at December 31, 2005 and 2004 consists of the following notes and obligations, the proceeds of which were used to finance the Mobitec acquisition and for working capital requirements.
      An unsecured note in the amount of $1.7 million to the former owner of Mobitec AB was repaid as of June 30, 2005.
      A term loan from a Swedish bank dated June 28, 2001, having a balance of 3.3 million Krona, or $418 thousand U.S. (based upon the December 31, 2005, exchange rate of 0.1257), is payable in three (3) remaining quarterly payments of 1.1 million Krona, or $139 thousand U.S. at an annual interest rate of 5.35 percent and is secured by stock of DRI’s Swedish holding company subsidiary, DRI-Europa AB, and its consolidated subsidiary, Mobitec AB.
      A convertible subordinated debenture in the amount of $250 thousand dated August 26, 2002, is payable to Mr. John Higgins, a shareholder and member of the Board of Directors, and is due in full August 26, 2009, if not sooner redeemed or converted, with annual interest at 8.0 percent paid monthly. The loan agreement under which the convertible debenture was issued subjected the Company to certain financial covenants. All covenants were waived by the debt holder for calendar year 2004. On March 31, 2005, the financial covenants were amended to require the same tangible net worth and escalating fixed charges coverage ratios as those set forth in the LaSalle Credit Agreement. We were not in compliance with the fixed charge covenant ratio under the convertible debenture as of December 31, 2005, but obtained a waiver for that period from the lender.
      Additionally, in December 2005, the Company received a $500 thousand cash payment from an investor as an advance on the sale of preferred equity to the investor. To prevent the Company’s use of the funds until such time the preferred equity is issued, the funds were placed in an account of the Company’s outside general legal counsel. The Company agreed to pay the investor interest on the amount of the advance at a rate equal to the LaSalle bank rate (9 percent at December 31, 2005) until the preferred equity is issued. The issuance of preferred equity to the investor had not occurred as of December 31, 2005, and the funds remained in our outside general legal counsel’s trust account as of that date. The Company has recorded a note payable for the

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
amount of the advance plus accrued, unpaid interest. Because the Company has no access to use the advanced funds, the Company has recorded a receivable for the amount of the advance which is included in “prepaids and other current assets” in the accompanying consolidated balance sheet as of December 31, 2005. See Note 19, “Subsequent Events,” for further discussion.
      Long-term debt at December 31, 2005, and 2004 consists of the following:

	December 31,

	2005	2004

	(In thousands)
Unsecured note to the former owner of Mobitec AB, dated June 28, 2001, repaid as of June 30, 2005	$—	$1,715
Note payable to a Swedish bank, dated June 28, 2001, payable in 20 quarterly installments of $138 thousand including interest at 5.35 percent. Note collateralized by stock of Swedish holding company and consolidated subsidiary	418	999
Convertible debenture to a director dated August 26, 2002, payable in full August 26, 2009, with an interest rate of 8 percent	250	250
Unsecured subordinated promissory note to a director dated July 25, 2005, payable in full July 25, 2006, with an interest rate of 10.5 percent	2	—
Unsecured note payable to an investor, dated December 5, 2005, payable in full December 5, 2006, with an interest rate of 9 percent	503	—
Automobile note, dated October 25, 2005, payable in monthly installments, with an interest rate of 8 percent, due October 25, 2008	12	—

Total long-term debt	1,185	2,964
Less current portion	1,177	2,394

	8	570
Long-term portion of capital leases	60	83

Total long-term debt and capital leases, less current portion	$68	$653

      Interest expense was $481 thousand, $908 thousand, and $1.1 million for the years ended December 31, 2005, 2004, and 2003, respectively. Interest expense for the year ended December 31, 2004, included $153 thousand in amortized debt discount related to the conversion of the convertible debentures dated June 22, 2001.
      The repayment amounts of long-term debt are due as follows:

Year Ending December 31,	Amount

(In thousands)
2006	$1,177
2007	4
2008	4
2009	—
2010	—
Thereafter	—

Total	$1,185

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Accrued Expenses

	December 31,

	2005	2004

	(In thousands)
Salaries, commissions, and benefits	$1,260	$1,104
Taxes — payroll, sales, income, and other	467	531
Warranties	214	232
Current portion of capital leases	28	48
Interest payable	34	60
Deferred revenue	475	6
Other accrued expenses	376	260

Total accrued expenses	$2,854	$2,241

(9)	Preferred Stock
      The Company’s preferred stock consists of 5,000,000 authorized shares, par value $.10 per share, 20,000 shares of which are designated as Series AAA Redeemable Nonvoting Convertible Preferred Stock, 500 shares of which are designated as Series E Redeemable Nonvoting Convertible Preferred Stock, 400 shares of which are designated as Series F Convertible Preferred Stock, 600 shares of which are designated as Series G Convertible Preferred Stock, 600 shares of which are designated as Series H Redeemable Convertible Preferred Stock, and 4,977,900 shares of which remain undesignated. As of December 31, 2005, we had outstanding 178 shares of Series AAA Preferred, 207 shares of Series E Preferred, 343 shares of Series G Preferred and 50 shares of Series H Preferred. There are no shares of Series F Preferred outstanding.

Series AAA Preferred Stock
      On February 10, 2005, the Series AAA shareholders voted to amend the Company’s Articles of Incorporation to: (1) reduce the annual dividend rate for each share of Series AAA Preferred Stock from 10 percent to 5 percent, on dividends payable when and if declared by the Board of Directors, and (2) reduce the conversion rate for each share of Series AAA Preferred Stock from $8.00 per share to $5.50 per share which will result in the number of Common Shares issuable upon the conversion of a single share of Series AAA Preferred Stock increasing from 625 shares to 909 shares and result in the issuance of 223,614 shares if all Series AAA Preferred shares outstanding as of the date of the approval of the amendment were converted. The Company has the right to redeem the Series AAA Preferred Stock at its sole discretion upon providing preferred shareholders with appropriate written notice.
      On March 29, 2005, 68 shares of Series AAA Preferred stock with a liquidation value of $340 thousand were converted into 61,812 shares of the Company’s Common Stock.

Series E Preferred Stock
      As of December 31, 2005, the Company had sold 430 shares of the Series E Stock for an aggregate purchase price of $2.1 million to 24 private investors. Series E Stock is convertible at any time into shares of the Common Stock at a conversion price of $3.00 per share of Common Stock, subject to certain adjustments, and, prior to conversion, does not entitle the holders to any voting rights, except as may be required by law. The Company does not have the right to require conversion. Holders of Series E Stock are entitled to receive cumulative quarterly dividends, when and if declared by the Board of Directors, at the rate of 7 percent per annum on the liquidation value of $5 thousand per share. Series E Stock is redeemable at the option of the

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company at any time, in whole or in part, at a redemption price equal to the liquidation value plus accrued and unpaid dividends or $1.1 million at December 31, 2005. Holders of Series E Stock do not have the right to require redemption.

Series F Preferred Stock
      On November 10, 2003, the Company closed the sale of 300 shares of Series F Stock to Dolphin Partners, L.P. (“Dolphin”) for a purchase price of $1.5 million. On April 1, 2004, the Company and Dolphin agreed to revise and reform the terms of the Series F Stock and related agreements in certain respects, and to terminate a related warrant, in order to comply with certain requirements of NASDAQ listing standards. The Series F Stock, as amended and reformed, is convertible at any time into shares of Common Stock at a conversion price of $2.00 per share of Common Stock, subject to certain adjustments for stock splits or similar events (the “Conversion Price”). Prior to conversion, the Series F Stock votes as a single class with holders of Common Stock, with each share of Series F Stock entitled to a number of votes equal to the liquidation value, which is $5 thousand per share, divided by $2.35. The shares are mandatorily convertible into shares of Common Stock if the Common Stock hits certain targeted trading prices or upon the conversion of certain subordinated debentures beneficially owned by Renaissance U.S. Growth Investment Trust PLC and BFSUS Special Opportunities Trust PLC. See Note 7(b) “Long-Term Debt” of the Notes to Consolidated Financial Statements.” The holder of the Series F Stock is entitled to receive cumulative quarterly dividends, when and if declared by the Board of Directors, in preference to the holders of Common Stock, at the rate of 3 percent per annum on the liquidation value of those shares, which dividends are currently payable in additional shares of Series F Stock having a liquidation value equal to the dividend amount. The Series F Stock dividend rate will increase to 10 percent per annum beginning in November 2008 if the Common Stock does not meet certain market price objectives before then. The Company also granted to Dolphin a right of first refusal to purchase, in connection with future equity offerings by the Company, for a period of five years after the Series F issuance date, a sufficient number of the securities issued in such equity offering to maintain its proportionate ownership interest in the Company, on a diluted basis, and this right has not been modified. The Company also granted to Dolphin certain rights to have the shares of Common Stock underlying the Series F Stock registered with the SEC.
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

Series G Preferred Stock
      On June 23, 2005, the Company amended the Company’s Article’s of Incorporation to designate 600 shares of preferred stock as Series G Convertible Preferred Stock (“Series G Preferred”). Series G Preferred is convertible at any time into shares of Common Stock at a conversion price of $2.21 per share of Common Stock, subject to certain adjustments, and entitles the holders to voting rights on any matters on which holders of Common Stock are entitled to vote, based upon the quotient obtained by dividing the liquidation preference by $2.23, excluding any fractional shares. Holders of Series G Preferred are entitled to receive cumulative quarterly dividends payable in additional shares of Series G Preferred, when and if declared by the Board of Directors, at a rate of 8 percent per annum on the liquidation value of $5 thousand per share, subject to certain adjustments upward, and increasing by an additional 6 percent per annum after five years. The Company has the right to redeem the shares after five years.
      On June 23, 2005, we issued 386 shares of the Series G Preferred to two current investors, including Mr. John Higgins, a Director of the Company. The proceeds to the Company, net of issuance expenses, were

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$1,887,491, of which $1,574,576 was used to pay the outstanding principal balance and all accrued interest on the unsecured note to the former owner of Mobitec AB. At the request of the Company, and in response to a NASDAQ requirement, the purchase of 50 of those shares was rescinded in July 2005. See further discussion in the following section, “Series H Preferred Stock.”

Series H Preferred Stock
      On October 31, 2005, the Company issued an aggregate of 50 shares of its Series H Convertible Preferred Stock, par value $.10 per share (“Series H Preferred”) to Mr. John Higgins, who is also a Director of the Company. The issuance of the Series H Preferred and an accompanying cash payment of $2 thousand were offered to Mr. Higgins in exchange for the cancellation of a promissory note issued by the Company on July 25, 2005, in favor of Mr. Higgins in the original principal amount of $252,301. The execution of the promissory note effected a rescission of Mr. Higgins’ purchase price for 50 shares of Series G Preferred and an accompanying warrant to purchase 35,714 shares of Common Stock.
      In conjunction with the sale of Series H Preferred, the Company also granted Mr. Higgins warrants to acquire 55,000 shares of the Company’s Common Stock at an exercise price of $2.02, exercisable for a period of five years. The relative fair value allocated to the warrants of $48,282, calculated using the Black-Scholes model, has been treated as a discount to the Series H Preferred and was recorded as an increase in additional paid in capital. The issuance of the warrants resulted in a beneficial conversion feature of the Series H Preferred valued at $48,282 which was recorded as deemed preferred dividends as the shares were immediately convertible.
      Series H Preferred is convertible at any time into shares of Common Stock at a conversion price of $2.08 per share of Common Stock, subject to certain adjustments, and entitles the holders to voting rights on any matters on which holders of Common Stock are entitled to vote, based upon the quotient obtained by dividing the liquidation preference by the conversion price, excluding any fractional shares. Holders of Series H Preferred are entitled to receive cumulative quarterly dividends payable in additional shares of Series H Preferred, when and if declared by the Board of Directors, at a rate of 8 percent per annum on the liquidation value of $5 thousand per share, subject to certain adjustments upward, and increasing by an additional 6 percent per annum after five years. The Company has the right to redeem the shares after five years.
      On March 21, 2006, the Company agreed to sell an aggregate of 100 shares of its Series I Convertible Preferred Stock, par value $.10 per share (“Series I Preferred”) to a private investor, pursuant to a share purchase agreement. For further discussion, see Note 19, “Subsequent Events.”
      The Series E Stock, Series F Stock, Series G Stock, and Series H Stock have equal priority with respect to liquidation, and shares of these series have liquidation preferences prior to the Company’s outstanding shares of Series AAA Preferred Stock and Common Stock.

(10)	Common Stock Warrants
      On June 23, 2005, warrants to acquire 275,714 shares of common stock at an exercise price of $2.21, exercisable for a period of five years, were issued in connection with the sale of Series G Preferred Stock. The fair value allocated to the warrants of $275 thousand, calculated using the Black-Scholes model, has been treated as a discount to the Series G Preferred and was recorded as an increase in additional paid in capital. The issuance of the warrants resulted in a beneficial conversion feature of the Series G Preferred valued at $275 thousand.
      In conjunction with the issuance of the unsecured promissory note on July 25, 2005, to one of its Series G Preferred investors, at the Company’s request, and in response to a NASDAQ requirement, the investor

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
rescinded his acquisition of 50 shares Series G Preferred, along with the associated warrants to purchase 35,714 shares of Common Stock, issued as part of the Series G Preferred transaction.
      In October 2005, warrants to acquire 55,000 shares of Common Stock at an exercise price of $2.02, exercisable for a period of five years, were issued to Mr. Higgins in connection with the issuance of Series H Preferred. The fair value allocated to the warrants of $48 thousand, calculated using the Black-Scholes model, has been treated as a discount to the Series H Preferred and was recorded as an increase in additional paid in capital. The issuance of the warrants resulted in a beneficial conversion feature of the Series H Preferred valued at $48 thousand which was recorded as deemed preferred dividends as the shares were immediately convertible.
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
      During 2003, the Company granted warrants to one individual and one registered broker dealer that allow the holders to purchase 68,000 shares of Common Stock. The value of those warrants was approximately $99 thousand. Of this amount, $11 thousand was charged to selling, general and administrative expenses, while the balance of $88 thousand was charged to issuance costs in connection with the sale of Series E Preferred Stock. The warrants have an exercise price of $2.50 and expire in April 2008. Of the initial 68,000 warrants issued, 7,500 remain unexercised at December 31, 2005.
      In 2001, the Company granted warrants that allow the holder to purchase 350,000 shares of Common Stock. Of those warrants, 300,000 were granted as part of the Mobitec acquisition and financing. Of that amount, 100,000 warrants are exercisable at $4 per share, valued at approximately $95 thousand on the date of acquisition, and 200,000 are exercisable at $2.18 per share, valued at approximately $252 thousand on the date of acquisition. Those amounts were capitalized as part of the acquisition financing. The remaining 50,000 warrants were issued to an individual and are exercisable at $2.15 per share. The value of those warrants was approximately $35 thousand and was charged to selling, general, and administrative expenses. These warrants are fully vested and expire in 2006. Of these warrants, only the 100,000 exercisable at $4 per share remain outstanding at December 31, 2005.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)	Common Stock Options

(a)	Incentive Stock Option Plan
      The Company has an incentive stock option plan for employees whereby options to purchase Common Stock are granted at no less than the stock’s estimated fair market value at the date of the grant and may be exercised during specified future periods.

	Year Ended December 31,

	2005		2004		2003

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	680,231	$2.54	598,833	$2.35	554,833	$2.33
Granted	148,070	2.70	144,527	3.18	84,000	2.54
Exercised	(42,667)	2.08	(31,629)	2.26	—	—
Forfeited	(44,875)	3.09	(2,000)	2.55	—	—
Expired	(144,029)	2.51	(29,500)	2.17	(40,000)	2.43

Outstanding at end of year	596,730	2.58	680,231	2.54	598,833	2.35

Weighted-average fair value of options granted during the year		$1.95		$2.82		$1.12

	Options Outstanding			Options Exercisable

	Number	Weighted-Average		Number
Range of	Outstanding	Remaining	Weighted-Average	Exercisable at	Weighted-Average
Exercise Price	at 12/31/05	Contractual Life	Exercise Price	12/31/05	Exercise Price

$1.65 - 2.15	160,159	3.4 years	$2.00	160,159	$2.00
2.30 - 2.81	259,070	6.4 years	$2.61	259,070	$2.61
2.90 - 6.75	177,501	5.5 years	$2.58	177,501	$2.58

	596,730			596,730

      The amounts for 2004 and 2003 in the table above have been adjusted from the amounts previously reported in order to comply with Section 422(d) of the Internal Revenue code, which states that an employee is limited to $100,000 in incentive stock options, based on the fair market value on the grant date, exercisable for the first time during a calendar year. Any options exceeding the $100,000 limit are treated as non-qualified options. Additionally, the number of stock options granted in 2003 has been adjusted down by 1,000 options from the amount previously reported due to an error in recording the number of options granted to one employee.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Non-Qualified Stock Options
      The Company has issued options to purchase Common Stock, primarily to non-employee members of the Board of Directors or committees of the Board of Directors, which are exercisable at times and in increments as specified by the individual agreements.

	2005		2004		2003

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	404,640	$2.69	410,667	$2.41	334,667	$2.43
Granted	117,930	2.80	67,973	3.50	76,000	2.35
Exercised	(30,000)	2.00	(42,000)	1.95	—	—
Expired	(20,000)	2.00	(32,000)	1.78	—	—

Outstanding at end of year	472,570	$2.79	404,640	$2.69	410,667	$2.41

Weighted-average fair value of options granted during the year		$1.39		$2.54		$1.04

	Options Outstanding			Options Exercisable

Range of	Number	Weighted-Average		Number
Exercise	Outstanding	Remaining	Weighted-Average	Exercisable at	Weighted-Average
Prices	at 12/31/05	Contractual Life	Exercise Price	12/31/05	Exercise Price

$2.00 - 2.35	112,000	2.3 years	$2.24	112,000	$2.24
$2.50 - 6.75	360,570	4.2 years	$2.97	360,570	$2.97

	472,570			472,570

      The amounts for 2004 and 2003 in the table above have been adjusted from the amounts previously reported in order to comply with Section 422(d) of the Internal Revenue code, which states that an employee is limited to $100,000 in incentive stock options, based on the fair market value on the grant date, exercisable for the first time during a calendar year. Any options exceeding the $100,000 limit are treated as non-qualified options.

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

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
expected time to exercise, which greatly affect the calculated value. Significant assumptions used by the Company for the pro forma calculations disclosed in Note 1 are as follows:

	2005	2004	2003

Risk-free interest rate	3.89% to 4.38%	3.4% to 4.2%	4.27%
Expected life	3 or 7 years	5 or 10 years	10 years
Expected volatility	72%	115%	64%
Expected dividends	None	None	None
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
      On November 22, 2005, the Board of Directors approved the acceleration of the vesting of all unvested stock options awarded to employees, officers and directors under our stock option plans. The exercise prices on all such options were in excess of the current market price of the shares on the effective date. As a result of this action, options to purchase up to 294 thousand shares of common stock became exercisable effective December 31, 2005, representing approximately 27% of our total outstanding options at December 31, 2005. The closing price of the Company’s Common Stock on December 31, 2005 was $1.53. Typically, stock options granted by the Company vest over a three year period. The number of shares and exercise prices of the options subject to the acceleration remain unchanged. As a result of the acceleration, the Company expects to avoid recognition of up to approximately $488 thousand of compensation expense over the course of the original vesting periods. Up to approximately $233 thousand of such compensation expense is expected to be avoided in 2006.

(12)	Income Taxes
      The pretax loss for the years ended December 31, 2005, 2004, and 2003 was taxed by the following jurisdictions:

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Domestic	$(5,422)	$(1,760)	$(786)
Foreign	125	(357)	(314)

	$(5,297)	$(2,117)	$(1,100)

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The income tax provision charged (benefit credited) for the years ended December 31, 2005, 2004, and 2003 were as follows:

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Current
U.S. federal	$—	$—	$—
State	—	—	—
Foreign	40	97	(1)

	40	97	(1)

Deferred
U.S. federal	96	801	80
State	16	131	5
Foreign	24	(56)	26

	136	876	111

	$176	$973	$110

      The income tax expense (benefit) differs from the expected amount of income tax expense (benefit) determined by applying the U.S. federal income tax rates to the pretax income (loss) for the years ended December 31, 2005, 2004, and 2003 due to the following:

	Year Ended December 31,

	2005		2004		2003

		Percentage of		Percentage of		Percentage of
		Pretax		Pretax		Pretax
		Earnings		Earnings		Earnings
	Amount	(Loss)	Amount	(Loss)	Amount	(Loss)

	(In thousands)
Computed “expected” tax benefit	$(1,854)	35.0%	$(741)	35.0%	$(385)	(35.0)%
Increase (decrease) in income taxes resulting from:
Nondeductible expenses	20	(0.4)	14	(0.7)	136	12.4
Nontaxable income	—	—	(86)	4.1	(95)	(8.7)
Foreign subsidiary losses	182	(3.4)	199	(9.4)	173	15.7
Lower rates on earnings of foreign operations	(218)	4.1	(25)	1.2	(9)	(0.8)
State taxes, net of federal benefit	(75)	1.4	(59)	2.8	(54)	(4.9)
Changes in valuation allowance	2,121	(40.0)	1,671	(78.9)	344	31.3

	$176	(3.3)%	$973	(45.9)%	$110	10.0%

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities that give rise to the deferred income taxes as of December 31, 2005 and 2004:

	December 31,

	2005	2004

	(In thousands)
Deferred tax assets
Federal and state loss carryforwards	$4,059	$1,380
Federal tax credits	379	379
Foreign loss carryforwards	1,521	1,257
Inventory reserve and capitalization	71	725
Other accruals and reserves	223	127

Total gross deferred tax assets	6,253	3,868
Less valuation allowance	(6,022)	(3,720)

	231	148

Deferred tax liabilities
Property and equipment	(148)	(63)
Intangible assets	(128)	(101)
Untaxed foreign reserves	(106)	(213)

Total deferred tax liabilities	(382)	(377)

Net deferred tax assets (liabilities)	$(151)	$(229)

      The Company reduces its deferred tax assets by a valuation allowance when, based upon the available evidence, it is more likely than not that a significant portion of the deferred tax assets will not be realized. At December 31, 2005, the Company’s deferred tax valuation allowance was attributable to operating loss carryforwards from its various domestic jurisdictions and one of its foreign subsidiaries.
      The components giving rise to the net deferred tax assets described above have been included in the accompanying consolidated balance sheets as of December 31, 2005 and 2004 as follows:

	December 31,

	2005	2004

	(In thousands)
Noncurrent assets	$231	$148
Noncurrent liabilities	(382)	(377)

	$(151)	$(229)

      At December 31, 2005, the Company has net operating loss carryforwards for federal income tax purposes of $11.3 million, which are available to offset future federal taxable income, if any, which expire beginning in 2009 through 2025. In addition, two of the Company’s domestic subsidiaries have net economic loss carryforwards for state income tax purposes of $7.5 million, which are available to offset future state taxable income, if any, through 2013 and 2015. Further, one of the Company’s foreign subsidiaries also has loss carryforwards for German tax purposes of $3.8 million, which are available to offset future foreign taxable income.
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
      The Company also has research and development tax credits for federal income tax purposes of $380 thousand at December 31, 2005 that expire in various years from 2007 through 2023.

(13)	Largest Customers
      Because of the nature of the business, the Company’s largest customers may vary between years. Net sales to customers comprising at least 10% of consolidated net sales for the years ended December 31, 2005, 2004, and 2003 were within the transportation communications segment to the following major customers:

	Year Ended December 31,

Customer	2005		2004	2003

	(In thousands)
Customer A	$	*	$5,053	$7,118
Customer B		*	5,886	*

		$—	$10,939	$7,118

*	The net sales to this customer were less than 10 percent of net sales for the years indicated.
      Accounts receivable balances for the customers listed above were as follows at December 31, 2005 and 2004:

	December 31,

	2005		2004

	(In thousands)
Customer A	$	**	$852
Customer B		**	736

		$—	$1,588

**	Balances for this customer were not presented for years in which their net sales were not significant.

(14)	Related Party Transactions
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
      In August 2002, the Company completed a privately negotiated sale of a $250 thousand convertible subordinated debenture to Mr. Higgins, a private investor and a director of the Company. Mr. Higgins received a closing fee of $5,850 related to the placement of the debenture, and $20 thousand in interest payments on the outstanding debenture in 2005. The debenture has an interest rate of 8% annually and matures in August 2009, if not redeemed or converted earlier.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In July 2004, the Company retained Gilbert Tweed Associates, Inc., an executive search firm located in New York City to conduct a search to fill the position of Chief Financial Officer. Ms. Pinson, a director of DRI, is President and COO of Gilbert Tweed Associates, Inc. and her firm was paid $80 thousand in recruiting fees and out-of-pocket expenses in 2005.
      In March 2005, the Company retained Gilbert Tweed Associates, Inc., an executive search firm located in New York City to conduct a search to fill the position of Vice President and General Manager, TwinVision. Ms. Pinson, a director of DRI, is President and COO of Gilbert Tweed Associates, Inc. and her firm was paid $60 thousand in recruiting fees and out-of-pocket expenses in 2005.
      In June 2005, as part of a larger $1.9 million offering, the Company sold 50 shares of its Series G Convertible Preferred Stock to a Director of the Company for $250,000. Because the issuance of the Series G shares to a Director failed to gain approval of the NASDAQ because of an inadvertent pricing error, on July 25, 2005, the Company asked the Director to rescind his purchase of Series G shares and the related warrants to purchase 35,714 shares of Common Stock in exchange for an unsecured subordinated promissory note in the amount of $252,301. The note bore interest at a rate of 10.5% per annum, paid on the last day of each month, and was due and payable, along with any unpaid interest, one year from the date of the note. In October 2005, the Company agreed to issue 50 shares of its Series H Convertible Preferred Stock and a cash payment of $2 thousand and granted warrants to purchase 55,000 shares of Common Stock at $2.02 per share, all in exchange for the cancellation of the promissory note. No additional proceeds were received by the Company as a result of the Series H Preferred issuance.

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

	2005	2004	2003

	(In thousands)
Net income (loss) after income taxes
Transportation communications	$735	$3,576	$3,605
Law enforcement and surveillance	165	244	88
Parent entities	(7,350)	(7,296)	(5,926)

	$(6,450)	$(3,476)	$(2,233)

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005	2004	2003

	(In thousands)
Net sales
Transportation communications	$43,087	$45,913	$42,569
Law enforcement and surveillance	2,258	1,860	1,457
Parent entities (Corporate overhead)	—	—	—

	$45,345	$47,773	$44,026

Operating income (loss)
Transportation communications	$978	$4,223	$4,317
Law enforcement and surveillance	165	244	88
Parent entities (Corporate overhead)	(5,975)	(5,909)	(4,825)

	$(4,832)	$(1,442)	$(420)

Interest expense
Transportation communications	$(79)	$(109)	$(101)
Law enforcement and surveillance	—	—	—
Parent entities	(402)	(799)	(1,006)

	$(481)	$(908)	$(1,107)

Depreciation and amortization
Transportation communications	$975	$602	$469
Law enforcement and surveillance	187	101	209
Parent entities	360	353	327

	$1,522	$1,056	$1,005

Capital expenditures
Transportation communications	$1,184	$1,440	$1,055
Law enforcement and surveillance	242	151	270
Parent entities	268	186	59

	$1,694	$1,777	$1,384

Income taxes
Transportation communications	$(202)	$(396)	$(169)
Law enforcement and surveillance	—	—	—
Parent entities	26	(577)	59

	$(176)	$(973)	$(110)

Geographic information — net sales*
NAFTA	$23,398	$27,692	$25,909
European	12,270	14,561	13,520
Asian-Pacific	3,043	2,086	1,937
Middle-Eastern	681	616	572
South American	5,953	2,818	2,088

	$45,345	$47,773	$44,026

Long-lived assets
Transportation communications	$12,815	$15,165	$13,309
Law enforcement and surveillance	1,337	1,282	1,232
Parent entities	564	569	493

	$14,716	$17,016	$15,034

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005	2004	2003

	(In thousands)
Geographic information — long-lived assets**
NAFTA	$4,156	$4,193	$3,699
European	10,357	12,682	11,238
Asian-Pacific	27	35	25
South American	176	106	72

	$14,716	$17,016	$15,034

Total assets
Transportation communications	$21,462	$26,500	$29,699
Law enforcement and surveillance	2,677	2,330	2,034
Parent entities	9,409	9,211	2,819

	$33,548	$38,041	$34,552

*	Geographic information regarding net sales was determined based upon sales to each geographic area.

**	Geographic information regarding long-lived assets was determined based upon the recorded value of those assets on the balance sheets of each of the geographic locations.

(16)	Shareholders’ Rights
      On December 13, 1999, the Board of Directors approved a rights agreement that established a shareholder rights plan designed to prevent any potential acquirer from obtaining control of the Company without negotiating the terms of the transaction with the Board of Directors. Under the rights plan, among other things, in the event of an acquisition of, or an announced tender offer for, 15% or more of the Company’s outstanding Common Stock, holders of the Common Stock had been granted the right to purchase a fraction of a share of the Company’s Series D Junior Participating Preferred Stock or shares of the Common Stock having a market value of twice the exercise price of the rights. If, after any person acquired the specified percentage of the Common Stock, the Company is involved in a merger, consolidation, sale of assets or similar acquisition transaction, and it is not the acquiring or surviving corporation, then each right would entitle its holder to purchase, at the exercise price, shares of the acquiring or surviving company having a market value of twice the exercise price, and the acquiring or surviving company would be obligated to assume the Company’s obligations under the rights plan.
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
      Mr. Lawrence Taylor is a Director of Digital Recorders, Inc. and was, until October 2004, the Company’s Chief Financial Officer, and until August 2005, the Company’s Executive Vice President (“EVP”) of Corporate Development. As EVP Corporate Development, Mr. Taylor’s primary responsibility was strategic planning and identifying and pursuing mergers and acquisitions. In August 2005, when it became apparent the Company’s finances would not support merger and acquisition activities, Mr. Taylor’s position of EVP Corporate Development was eliminated.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Mr. Taylor seeks to refute certain provisions of his employment agreement and has stated an intention to arbitrate a claim for, among other things, wrongful termination and age discrimination under the Age Discrimination in Employment Act of 1967. The Company believes the claims are without merit and does not believe the matter will have a material impact on the Company.

(18)	Quarterly Financial Data (Unaudited)
      The following is a summary of unaudited quarterly results of operation for the years ended December 31, 2005 and 2004, respectively.

	Year Ended December 31, 2005

	Q1	Q2	Q3	Q4

	(In thousands, except share and per share amounts)
	(Unaudited)
Net sales	$10,629	$12,666	$10,890	$11,160
Gross profit	4,268	5,067	3,434	2,573
Operating loss	(646)	(287)	(1,585)	(2,314)
Net loss applicable to common shareholders	(1,000)	(1,194)	(1,961)	(2,295)
Net loss applicable to common shareholders per common share:
Basic	$(0.10)	$(0.12)	$(0.20)	$(0.24)
Diluted	$(0.10)	$(0.12)	$(0.20)	$(0.24)
Weighted average number of common shares and common share equivalents outstanding
Basic	9,601,096	9,671,068	9,696,765	9,731,722
Diluted	9,601,096	9,671,068	9,696,765	9,731,722

	Year Ended December 31, 2004

	Q1	Q2	Q3	Q4

	(In thousands, except share and per share amounts)
	(Unaudited)
Net sales	$12,136	$11,746	$11,508	$12,383
Gross profit	5,084	5,037	4,756	3,069
Operating income (loss)	595	242	308	(2,587)
Net income (loss) applicable to common shareholders	86	(98)	(623)	(2,841)
Net income (loss) applicable to common shareholders per common share
Basic	$0.02	$(0.01)	$(0.08)	$(0.40)
Diluted	$0.02	$(0.01)	$(0.08)	$(0.40)
Weighted average number of common shares and common share equivalents outstanding
Basic	3,944,475	6,858,851	8,202,786	9,491,736
Diluted	4,110,127	6,858,851	8,202,786	9,491,736
      During the second quarter of 2005, the Company issued 386 shares of Series G Convertible Preferred stock to two current investors, one a Director of the Company. The proceeds to the Company, net of issuance

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
expenses, were $1,887,491. Warrants to acquire 275,714 shares of common stock at an exercise price of $2.21, exercisable for a period of five years, were issued in connection with the sale of Series G Preferred Stock. The issuance of the warrants resulted in a beneficial conversion feature of the Series G Preferred valued at $275 thousand, which was recorded as a non-cash charge against income (loss) applicable to common shareholders.
      During the third and fourth quarter of 2005, the Company’s domestic operations recorded charges of $454 thousand and $956 thousand, respectively, against cost of sales for obsolete inventory to recognize its net realizable value.
      During the fourth quarter of 2005, the Company agreed to issue 50 shares of Series H Convertible Preferred Stock and a cash payment of $2 thousand to Mr. John Higgins, who is also a Director of the Company, in exchange for an unsecured subordinated promissory note in the amount of $252,301. No additional proceeds were received by the Company as a result of the issuance of the Series H Preferred Stock. Warrants to acquire 275,714 shares of common stock at an exercise price of $2.21, exercisable for a period of five years, were issued in connection with the issuance of Series H Preferred Stock. The issuance of the warrants resulted in a beneficial conversion feature of the Series H Preferred valued at $48 thousand, which was recorded as a non-cash charge against income (loss) applicable to common shareholders.
      During the third quarter of 2004, the Company recorded a full valuation allowance against its deferred tax assets representing a non-cash charge of $787 thousand to tax expense. SFAS No. 109 “Accounting for Income Taxes (“FAS 109”), requires a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. In addition, the Company expects to provide a full valuation allowance on future domestic tax benefits until the Company can sustain a level of profitability that demonstrates its ability to utilize the deferred tax assets. Also during the quarter, the Company’s domestic operations recorded a charge for obsolete inventory, representing a non-cash charge of $135 thousand in cost of sales, to recognize its net realizable value.
      During the fourth quarter of 2004, the Company’s domestic and foreign operations recorded an additional charge for obsolete inventory, representing a non-cash charge of $1.4 million, against cost of sales to recognize its net realizable value.

(19)	Subsequent Events
      On March 16, 2006, the Company entered into a two-year asset-based lending agreement with Laurus Master Fund (“Laurus Credit Agreement”) to replace the LaSalle Credit Agreement. The Laurus Credit Agreement provides up to $6.0 million in borrowings under a revolving credit facility to be used to retire all outstanding debt under the LaSalle Credit Agreement and for general corporate purposes and is secured by all tangible and intangible assets of the Company in the U.S. and Canada. Borrowing availability under the Laurus Credit Agreement is based upon an advance rate equal to 90% of eligible accounts receivable and up to $2.0 million based upon 40% of eligible inventory. The interest rate on borrowings under the Laurus Credit Agreement is the Wall Street Journal prime rate plus 1.75%, subject to a floor of 8%. The Laurus Credit Agreement contains no financial covenants.
      In conjunction with the closing of the Laurus Credit Agreement, the Company issued Laurus warrants to purchase, at any time, 550,000 shares of Common Stock at $0.10 per share. The issuance of the warrants is subject to a holding rights agreement under which Laurus will not hold greater than 4.99% of the Company’s outstanding Common Stock at any time. The Company is required to file a registration statement with the SEC for the warrants issued to Laurus within 120 days of funding and is required to have the registration declared effective within 150 days of funding.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On March 21, 2006, the Company sold an aggregate of 100 shares of its Series I Convertible Preferred Stock, par value $.10 per share (“Series I Preferred”) to a private investor, pursuant to a share purchase agreement. The combined purchase price for the shares was $500 thousand. Upon issuance of the Series I Preferred, the cash advance received by the Company in December 2005, and held in the trust account of the Company’s outside legal counsel, was released to the Company. The funds, net of financing fees, will be used for general corporate purposes. In connection with the sale of the Series I Preferred, the Company issued to the investor warrants to purchase an aggregate of 93,750 shares of the Company’s Common Stock at an exercise price of $1.60 per share. The warrants will be exercisable at any time for a period of five years after issuance.
      The issuance of the Series I Preferred Stock caused the conversion rate on the $250 thousand convertible subordinated debenture, held by John Higgins, a director of the Company, to change from $2.00 per share to $1.60 per share, resulting in a potential increase of 31,250 additional shares of common stock.

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
      As of December 31, 2005, management, including our principal executive officer and principal financial officer, performed an in-depth review of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and concluded, that our disclosure controls and procedures are effective, ensuring that information required to be disclosed in the reports filed under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic SEC reports.

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
      None.

PART III
      Certain information required by Part III is incorporated by reference from the Registrant’s definitive Proxy Statement pursuant to Regulation 14A relating to the annual meeting of shareholders for 2006 (the “Proxy Statement”), which shall be filed with the SEC no later than April 30, 2006. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Executive Officers and Directors
      The response to this Item regarding our directors and executive officers and compliance with Section 16(a) of the Exchange Act by our officers and directors is incorporated herein by reference to the Proxy Statement. Such information is set forth under the sections captioned Proposal Two — “Election of Directors,” “Board of Directors’ Committees — Audit Committee Report,” “Executive Officers,” and “Section 16(A) Beneficial Ownership Reporting Compliance.” The Proxy Statement will be filed not later than 120 days after the end of our fiscal year ended December 31, 2005, and which is incorporated herein by reference.
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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
      The response to this Item regarding security ownership of certain principal shareholders and management is incorporated herein by reference to the information set forth in the sections titled “Beneficial Share Ownership by Principal Shareholders and Management” in the Proxy Statement.

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
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (1)(2) Financial Statements
      See the Index to Consolidated Financial Statements and Financial Statements Schedules in Part II, Item 8.
      (3) Exhibits

      The following documents are filed herewith or have been included as exhibits to previous filings with the SEC and are incorporated herein by this reference:

Exhibit
No.	Document

4.1	Form of specimen certificate for Common Stock of the Company (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on April 14, 2004)
4.2	Form of Underwriter’s warrants issued by the Company to the Underwriter (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on April 14, 2004)
4.3	Warrant Agreement between the Company and Continental Stock Transfer & Trust Company (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on April 14, 2004)
10.1	Executive Employment Agreement, dated January 1, 1999, between the Company and Larry Hagemann (incorporated herein by reference from the Company’s Proxy Statement for the Annual Meeting of Shareholders for fiscal year 2000, filed with the SEC on June 6, 2001)
10.2	Executive Employment Agreement, dated January 1, 1999, between the Company and Larry Taylor (incorporated herein by reference from the Company’s Proxy Statement for the Annual Meeting of Shareholders for fiscal year 2000, filed with the SEC on June 6, 2001)
10.3	Form of Office Lease, between the Company and Sterling Plaza Limited Partnership (incorporated herein by reference from the Company’s Form 10-KSB/ A, filed with the SEC on May 21, 2001)
10.4	Lease Agreement, between the Company and The Prudential Savings Bank, F.S.B., dated December 18, 1998 (incorporated herein by reference from the Company’s Registration Statement on Form SB-2, filed with the SEC (SEC File No. 33-82870-A))
10.5	Extended Employment Agreement, dated December 17, 2001, between the Company and David Turney (incorporated herein by reference from the Company’s Form 10-KSB, filed with the SEC on March 27, 2002)
10.6	Form of Loan Agreement, dated as of August 26, 2002, between the Company and John D. Higgins (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on August 30, 2002)
10.7	Form of Digital Recorders, Inc., Convertible Debenture, dated August 26, 2002, issued to John D. Higgins (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on August 30, 2002)
10.8	Form of Security Agreement, dated August 26, 2002, between the Company and John D. Higgins (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on August 30, 2002)
10.9	Form of Pledge Agreement, dated August 26, 2002, between the Company and John D. Higgins (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on August 30, 2002)
10.10	Form of Subsidiary Guarantee, dated August 26, 2002, by Subsidiaries of the Company in favor of John D. Higgins (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on August 30, 2002)
10.11	Form of Subsidiary Security Agreement, dated August 26, 2002, among the Company, TwinVision® of North America, Inc. and John D. Higgins (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on August 30, 2002)
10.12	Share Purchase Agreement, dated as of October 13, 2003, by and between Dolphin Offshore Partners, L.P. and the Company (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on November 12, 2003)
10.13	Stock Purchase Warrant, dated as of October 13, 2003, issued by the Company to Dolphin Offshore Partners, L.P. (terminated) (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on November 12, 2003)
10.14	Amended and Restated Registration Rights Agreement, dated as of April 1, 2004, by and between Dolphin Offshore Partners, L.P. (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on April 14, 2004)

Exhibit
No.	Document

10.15	Securities Purchase Agreement, dated as of November 5, 2003, by and between LaSalle Business Credit, LLC, as lender, and the Company, as borrower (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on November 12, 2003)
10.16	Loan and Security Agreement, dated as of November 6, 2003, by and between LaSalle Business Credit, LLC, as lender, and the Company, as borrower (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on November 12, 2003)
10.17	Warrant Agreement, dated March 23, 2004, between Digital Recorders, Inc. and Fairview Capital Ventures LLC (incorporated herein by reference to the Company’s Registration Statement on Form S-3, filed with the SEC on April 16, 2004)
10.18	Securities Purchase Agreement dated as of April 21, 2004, among Digital Recorders, Inc. and the investors named therein (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on April 22, 2004)
10.19	Registration Rights Agreement dated as of April 21, 2004, among Digital Recorders, Inc. and the investors named therein (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on April 22, 2004)
10.20	Form of Warrant dated as of April 21, 2004, issued by Digital Recorders, Inc. to each of the Investors named in the Securities Purchase Agreement filed as Exhibit 10.18 hereto (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on April 22, 2004)
10.21	Warrant, dated April 26, 2004, issued by the Company to Roth Capital Partners, LLC (incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004)
10.22	Amendment No. 2 to Rights Agreement, dated July 8, 2004, between Digital Recorders, Inc. and Continental Stock Transfer & Trust Company (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on July 8, 2004)
10.23	Securities Purchase Agreement, dated October 5, 2004, between the Company and Riverview Group LLC (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on October 7, 2004)
10.24	Registration Rights Agreement, dated October 5, 2004, between the Company and Riverview Group LLC (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on October 7, 2004)
10.25	Warrant, dated October 6, 2004, issued by the Company to Riverview Group, LLC (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on October 7, 2004)
10.26	Amended and Restated Warrant, dated October 6, 2004, issued by the Company to Roth Capital Partners, LLC (incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004)
10.27	Executive Employment Agreement, between the Company and David N. Pilotte, dated October 25, 2004 (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on October 22, 2004)
10.28	First Lease Amendment, between the Company and Property Reserve, Inc., f/k/a The Prudential Savings Bank, F.S.B., dated December 11, 2002 (incorporated herein by reference to the Company’s Registration Statement of Form S-1, filed with the SEC on January 4, 2005)
10.29	Second Lease Amendment, between the Company and Property Reserve, Inc., f/k/a The Prudential Savings Bank, F.S.B., dated June 18, 2003 (incorporated herein by reference to the Company’s Registration Statement of Form S-1, filed with the SEC on January 4, 2005)
10.30	Third Lease Amendment, between the Company and Property Reserve, Inc., f/k/a The Prudential Savings Bank, F.S.B., dated August 21, 2003 (incorporated herein by reference to the Company’s Registration Statement of Form S-1, filed with the SEC on January 4, 2005)
10.31	Fourth Lease Amendment, between the Company and Property Reserve, Inc., f/k/a The Prudential Savings Bank, F.S.B., dated September 8, 2003 (incorporated herein by reference to the Company’s Registration Statement of Form S-1, filed with the SEC on January 4, 2005)

Exhibit
No.	Document

10.32	First Amendment, between the Company and Sterling Plaza Limited Partnership, d/b/a Dallas Sterling Plaza Limited Partnership, dated August 25, 2003 (incorporated herein by reference to the Company’s Registration Statement of Form S-1, filed with the SEC on January 4, 2005)
10.33	Second Amendment, between Sterling Plaza Limited Partnership, d/b/a Dallas Sterling Plaza Limited Partnership and the Company, dated September 17, 2004 (incorporated herein by reference to the Company’s Registration Statement of Form S-1, filed with the SEC on January 4, 2005)
10.34	Certificate of Designation of Series G Convertible Preferred Stock, dated June 23, 2005, between the Company and Dolphin Offshore Partners, L.P. (incorporated herein by reference to the Company’s Report on Form 8-K filed on June 28, 2005)
10.35	Share Purchase Agreement, dated June 23, 2005, by and between the Company and Dolphin Offshore Partners, L.P.(incorporated herein by reference to the Company’s Report on Form 8-K filed on June 28, 2005)
10.36	Stock Purchase Agreement, dated June 23, 2005, issued by the Company to Dolphin Offshore Partners, L.P. (incorporated herein by reference to the Company’s Report on Form 8-K filed on June 28, 2005)
10.37	Registration Rights Agreement, dated June 23, 2005, by and between the Company and Dolphin Offshore Partners, L.P. (incorporated herein by reference to the Company’s Report on Form 8-K filed on June 28, 2005)
10.38	Promissory note dated July 25, 2005, between the Company and John D. Higgins (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended September 30, 2005)
10.39	Share Purchase Agreement, dated October 31, 2005, between John D. Higgins and the Company (incorporated herein by reference to the Company’s Report on Form 8-K filed on November 4, 2005)
10.40	Form of Stock Purchase Warrant between John D. Higgins and the Company (incorporated herein by reference to the Company’s Report on Form 8-K filed on November 4, 2005)
10.41	Form of Registration Rights Agreement between John D. Higgins and the Company (incorporated herein by reference to the Company’s Report on Form 8-K filed on November 4, 2005)
10.42	Form of Certificate of Designation of Series H Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed on November 4, 2005)
10.43	Waiver, Consent and Fourth Amendment Agreement between the Company and LaSalle Business Credit, LLC, dated March 6, 2006 (filed herewith)
10.44	Secured Non-Convertible Revolving Note between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)
10.45	Security Agreement (with Schedules) between the Company and Laurus Master Fund, Ltd. dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)
10.46	Grant of Security Interest in Patents and Trademarks (with Schedules) between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)
10.47	Stock Pledge Agreement (with Schedules) between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)
10.48	Registration Rights Agreement between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)
10.49	Common Stock Purchase Warrant between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

Exhibit
No.	Document

10.50	Share Purchase Agreement between the Company and Transit Vehicle Technology Investments, Inc., dated March 21, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)
10.51	Stock Purchase Warrant between the Company and Transit Vehicle Technology Investments, Inc., dated March 21, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)
10.52	Registration Rights Agreement between the Company and Transit Vehicle Technology Investments, Inc., dated March 21, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)
21.1	Listing of Subsidiaries of the Company (filed herewith)
23.1	Consent of PricewaterhouseCoopers, LLP (filed herewith)
23.2	Consent of McGladrey & Pullen, LLP (filed herewith)
31.1	Section 302 Certification of David L. Turney (filed herewith)
31.2	Section 302 Certification of David N. Pilotte (filed herewith)
32.1	Section 906 Certification of David L. Turney (filed herewith)
32.2	Section 906 Certification of David N. Pilotte (filed herewith)

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL RECORDERS, INC.

By:	/s/ DAVID L. TURNEY

David L. Turney
Chair of the Board, Chief Executive Officer
and President (Principal Executive Officer)
Date: March 31, 2006
      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID L. TURNEY David L. Turney	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 31, 2006

/s/ DAVID N. PILOTTE David N. Pilotte	Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)	March 31, 2006

/s/ RUSSELL C. CLEVELAND Russell C. Cleveland	Director	March 31, 2006

/s/ JOHN D. HIGGINS John D. Higgins	Director	March 31, 2006

/s/ C. JAMES MEESE JR. C. James Meese Jr.	Director	March 31, 2006

/s/ STEPHANIE L. PINSON Stephanie L. Pinson	Director	March 31, 2006

/s/ JOHN K. PIROTTE John K. Pirotte	Director	March 31, 2006

Lawrence A. Taylor	Director

/s/ JULIANN TENNEY, Juliann Tenney, J.D.	Director	March 31, 2006

SCHEDULE II
DIGITAL RECORDERS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2005, 2004 and 2003

		Additions
	Balance at	Charged to			Balance at
	Beginning	Costs and			End of
	of Year	Expenses	Deductions(a)		Year

	(In thousands)
Allowance for Doubtful Accounts
Year ended December 31, 2005	$172	$331	$(107	)(a)	$396
Year ended December 31, 2004	115	110	(53	)(a)	172
Year ended December 31, 2003	146	32	(63	)(a)	115

(a)	Write-off of uncollectible accounts.

Exhibit Index

Exhibit
No.	Document

4.1	Form of specimen certificate for Common Stock of the Company (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on April 14, 2004)
4.2	Form of Underwriter’s warrants issued by the Company to the Underwriter (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on April 14, 2004)
4.3	Warrant Agreement between the Company and Continental Stock Transfer & Trust Company (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on April 14, 2004)
10.1	Executive Employment Agreement, dated January 1, 1999, between the Company and Larry Hagemann (incorporated herein by reference from the Company’s Proxy Statement for the Annual Meeting of Shareholders for fiscal year 2000, filed with the SEC on June 6, 2001)
10.2	Executive Employment Agreement, dated January 1, 1999, between the Company and Larry Taylor (incorporated herein by reference from the Company’s Proxy Statement for the Annual Meeting of Shareholders for fiscal year 2000, filed with the SEC on June 6, 2001)
10.3	Form of Office Lease, between the Company and Sterling Plaza Limited Partnership (incorporated herein by reference from the Company’s Form 10-KSB/ A, filed with the SEC on May 21, 2001)
10.4	Lease Agreement, between the Company and The Prudential Savings Bank, F.S.B., dated December 18, 1998 (incorporated herein by reference from the Company’s Registration Statement on Form SB-2, filed with the SEC (SEC File No. 33-82870-A))
10.5	Extended Employment Agreement, dated December 17, 2001, between the Company and David Turney (incorporated herein by reference from the Company’s Form 10-KSB, filed with the SEC on March 27, 2002)
10.6	Form of Loan Agreement, dated as of August 26, 2002, between the Company and John D. Higgins (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on August 30, 2002)
10.7	Form of Digital Recorders, Inc., Convertible Debenture, dated August 26, 2002, issued to John D. Higgins (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on August 30, 2002)
10.8	Form of Security Agreement, dated August 26, 2002, between the Company and John D. Higgins (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on August 30, 2002)
10.9	Form of Pledge Agreement, dated August 26, 2002, between the Company and John D. Higgins (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on August 30, 2002)
10.10	Form of Subsidiary Guarantee, dated August 26, 2002, by Subsidiaries of the Company in favor of John D. Higgins (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on August 30, 2002)
10.11	Form of Subsidiary Security Agreement, dated August 26, 2002, among the Company, TwinVision® of North America, Inc. and John D. Higgins (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on August 30, 2002)
10.12	Share Purchase Agreement, dated as of October 13, 2003, by and between Dolphin Offshore Partners, L.P. and the Company (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on November 12, 2003)
10.13	Stock Purchase Warrant, dated as of October 13, 2003, issued by the Company to Dolphin Offshore Partners, L.P. (terminated) (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on November 12, 2003)
10.14	Amended and Restated Registration Rights Agreement, dated as of April 1, 2004, by and between Dolphin Offshore Partners, L.P. (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on April 14, 2004)

Exhibit
No.	Document

10.15	Securities Purchase Agreement, dated as of November 5, 2003, by and between LaSalle Business Credit, LLC, as lender, and the Company, as borrower (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on November 12, 2003)
10.16	Loan and Security Agreement, dated as of November 6, 2003, by and between LaSalle Business Credit, LLC, as lender, and the Company, as borrower (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on November 12, 2003)
10.17	Warrant Agreement, dated March 23, 2004, between Digital Recorders, Inc. and Fairview Capital Ventures LLC (incorporated herein by reference to the Company’s Registration Statement on Form S-3, filed with the SEC on April 16, 2004)
10.18	Securities Purchase Agreement dated as of April 21, 2004, among Digital Recorders, Inc. and the investors named therein (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on April 22, 2004)
10.19	Registration Rights Agreement dated as of April 21, 2004, among Digital Recorders, Inc. and the investors named therein (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on April 22, 2004)
10.20	Form of Warrant dated as of April 21, 2004, issued by Digital Recorders, Inc. to each of the Investors named in the Securities Purchase Agreement filed as Exhibit 10.18 hereto (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on April 22, 2004)
10.21	Warrant, dated April 26, 2004, issued by the Company to Roth Capital Partners, LLC (incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004)
10.22	Amendment No. 2 to Rights Agreement, dated July 8, 2004, between Digital Recorders, Inc. and Continental Stock Transfer & Trust Company (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on July 8, 2004)
10.23	Securities Purchase Agreement, dated October 5, 2004, between the Company and Riverview Group LLC (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on October 7, 2004)
10.24	Registration Rights Agreement, dated October 5, 2004, between the Company and Riverview Group LLC (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on October 7, 2004)
10.25	Warrant, dated October 6, 2004, issued by the Company to Riverview Group, LLC (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on October 7, 2004)
10.26	Amended and Restated Warrant, dated October 6, 2004, issued by the Company to Roth Capital Partners, LLC (incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004)
10.27	Executive Employment Agreement, between the Company and David N. Pilotte, dated October 25, 2004 (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on October 22, 2004)
10.28	First Lease Amendment, between the Company and Property Reserve, Inc., f/k/a The Prudential Savings Bank, F.S.B., dated December 11, 2002 (incorporated herein by reference to the Company’s Registration Statement of Form S-1, filed with the SEC on January 4, 2005)
10.29	Second Lease Amendment, between the Company and Property Reserve, Inc., f/k/a The Prudential Savings Bank, F.S.B., dated June 18, 2003 (incorporated herein by reference to the Company’s Registration Statement of Form S-1, filed with the SEC on January 4, 2005)
10.30	Third Lease Amendment, between the Company and Property Reserve, Inc., f/k/a The Prudential Savings Bank, F.S.B., dated August 21, 2003 (incorporated herein by reference to the Company’s Registration Statement of Form S-1, filed with the SEC on January 4, 2005)
10.31	Fourth Lease Amendment, between the Company and Property Reserve, Inc., f/k/a The Prudential Savings Bank, F.S.B., dated September 8, 2003 (incorporated herein by reference to the Company’s Registration Statement of Form S-1, filed with the SEC on January 4, 2005)

Exhibit
No.	Document

10.32	First Amendment, between the Company and Sterling Plaza Limited Partnership, d/b/a Dallas Sterling Plaza Limited Partnership, dated August 25, 2003 (incorporated herein by reference to the Company’s Registration Statement of Form S-1, filed with the SEC on January 4, 2005)
10.33	Second Amendment, between Sterling Plaza Limited Partnership, d/b/a Dallas Sterling Plaza Limited Partnership and the Company, dated September 17, 2004 (incorporated herein by reference to the Company’s Registration Statement of Form S-1, filed with the SEC on January 4, 2005)
10.34	Certificate of Designation of Series G Convertible Preferred Stock, dated June 23, 2005, between the Company and Dolphin Offshore Partners, L.P. (incorporated herein by reference to the Company’s Report on Form 8-K filed on June 28, 2005)
10.35	Share Purchase Agreement, dated June 23, 2005, by and between the Company and Dolphin Offshore Partners, L.P.(incorporated herein by reference to the Company’s Report on Form 8-K filed on June 28, 2005)
10.36	Stock Purchase Agreement, dated June 23, 2005, issued by the Company to Dolphin Offshore Partners, L.P. (incorporated herein by reference to the Company’s Report on Form 8-K filed on June 28, 2005)
10.37	Registration Rights Agreement, dated June 23, 2005, by and between the Company and Dolphin Offshore Partners, L.P. (incorporated herein by reference to the Company’s Report on Form 8-K filed on June 28, 2005)
10.38	Promissory note dated July 25, 2005, between the Company and John D. Higgins (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended September 30, 2005)
10.39	Share Purchase Agreement, dated October 31, 2005, between John D. Higgins and the Company (incorporated herein by reference to the Company’s Report on Form 8-K filed on November 4, 2005)
10.40	Form of Stock Purchase Warrant between John D. Higgins and the Company (incorporated herein by reference to the Company’s Report on Form 8-K filed on November 4, 2005)
10.41	Form of Registration Rights Agreement between John D. Higgins and the Company (incorporated herein by reference to the Company’s Report on Form 8-K filed on November 4, 2005)
10.42	Form of Certificate of Designation of Series H Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed on November 4, 2005)
10.43	Waiver, Consent and Fourth Amendment Agreement between the Company and LaSalle Business Credit, LLC, dated March 6, 2006 (filed herewith)
10.44	Secured Non-Convertible Revolving Note between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)
10.45	Security Agreement (with Schedules) between the Company and Laurus Master Fund, Ltd. dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)
10.46	Grant of Security Interest in Patents and Trademarks (with Schedules) between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)
10.47	Stock Pledge Agreement (with Schedules) between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)
10.48	Registration Rights Agreement between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)
10.49	Common Stock Purchase Warrant between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

Exhibit
No.	Document

10.50	Share Purchase Agreement between the Company and Transit Vehicle Technology Investments, Inc., dated March 21, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)
10.51	Stock Purchase Warrant between the Company and Transit Vehicle Technology Investments, Inc., dated March 21, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)
10.52	Registration Rights Agreement between the Company and Transit Vehicle Technology Investments, Inc., dated March 21, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)
21.1	Listing of Subsidiaries of the Company (filed herewith)
23.1	Consent of PricewaterhouseCoopers, LLP (filed herewith)
23.2	Consent of McGladrey & Pullen, LLP (filed herewith)
31.1	Section 302 Certification of David L. Turney (filed herewith)
31.2	Section 302 Certification of David N. Pilotte (filed herewith)
32.1	Section 906 Certification of David L. Turney (filed herewith)
32.2	Section 906 Certification of David N. Pilotte (filed herewith)