Form 10-Q
period 2006-03-31
DIGITAL RECORDERS INC
filed 2006-05-15
CIK 853695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

Commission File Number 1-13408

DIGITAL RECORDERS, INC.
(Exact name of Registrant as specified in its Charter)

North Carolina	56-1362926
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5949 Sherry Lane, Suite 1050
Dallas, Texas 75225
(Address of principal executive offices, Zip Code)

Registrant’s telephone number, including area code:
(214) 378-8992

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☑     No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☑     No ☐

Indicate the number of shares outstanding of the Registrant’s Common Stock as of May 10, 2006:

Common Stock, Par Value $.10 per Share	9,773,509

(Class of Common Stock)	Number of Shares

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Note 1)
	(In thousands, except shares and per share amounts)

ASSETS
Current Assets
Cash and cash equivalents	$767	$807
Trade accounts receivable, net	9,604	8,425
Other receivables	211	211
Inventories	7,800	8,212
Prepaids and other current assets	811	946

Total current assets	19,193	18,601

Property and equipment, net	3,562	3,741
Goodwill, net	9,973	9,762
Intangible assets, net	1,065	1,069
Deferred tax assets, net	236	231
Other assets	657	144

Total assets	$34,686	$33,548

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Lines of credit	$6,297	$5,000
Current portion of long-term debt	399	1,177
Accounts payable	5,638	5,537
Accrued expenses	2,682	2,854
Preferred stock dividends payable	77	72

Total current liabilities	15,093	14,640

Long-term debt and capital leases, less current portion	62	68

Deferred tax liabilities	387	382

Minority interest in consolidated subsidiary	906	892

Commitments and contingencies (Note 8)	—	—
Shareholders’ Equity
Series E Redeemable, Nonvoting, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 500 shares authorized; 183 and 207 shares issued and outstanding at March 31, 2006, and December 31, 2005,	495	615
Series G Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 600 shares authorized; 350 and 343 shares issued and outstanding at March 31, 2006, and December 31, 2005, respectively; redeemable at the discretion of the Company after five years	1,468	1,434
Series H Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 600 shares authorized; 50 shares issued and outstanding at March 31, 2006, and December 31, 2005, respectively; redeemable at the discretion of the Company after five years	202	202
Series I Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 200 shares authorized; 100 and 0 shares issued and outstanding at March 31, 2006, and December 31, 2005, respectively; redeemable at the discretion of the Company after five years	451	—
Series AAA Redeemable, Nonvoting, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 20,000 shares authorized; 178 shares issued and outstanding at March 31, 2006, and December 31, 2005, respectively; redeemable at the discretion of the Company	890	890
Common stock, $.10 par value, 25,000,000 shares authorized; 9,773,509 and 9,733,515 shares issued and outstanding at March 31, 2006, and December 31, 2005, respectively	977	973
Additional paid-in capital	31,214	30,446
Accumulated other comprehensive income — foreign currency translation	1,810	1,526
Accumulated deficit	(19,269)	(18,520)

Total shareholders’ equity	18,238	17,566

Total liabilities and shareholders’ equity	$34,686	$33,548

See accompanying notes to unaudited consolidated financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
	(In thousands, except shares and per share amounts)

Net sales	$11,112	$10,629
Cost of sales	7,669	6,361

Gross profit	3,443	4,268

Operating expenses
Selling, general and administrative	3,673	4,530
Research and development	258	384

Total operating expenses	3,931	4,914

Operating loss	(488)	(646)

Other income (loss)	(76)	44
Foreign currency gain (loss)	26	(117)
Interest expense	(213)	(124)

Total other income and interest expense	(263)	(197)

Loss before income tax expense	(751)	(843)
Income tax expense	(46)	(51)

Loss before minority interest in income (loss) of consolidated subsidiary	(797)	(894)
Minority interest in income (loss) of consolidated subsidiary	48	(65)

Net loss	(749)	(959)
Provision for preferred stock dividends	(68)	(41)
Amortization for discount on preferred stock	(49)	—

Net loss applicable to common shareholders	$(866)	$(1,000)

Net loss per share applicable to common shareholders
Basic and diluted	$(0.09)	$(0.10)

Weighted average number of common shares and common share equivalent outstanding
Basic and diluted	9,751,290	9,601,096

See accompanying notes to unaudited consolidated financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
	(In thousands)

Cash flows from operating activities
Net loss	$(749)	$(959)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Deferred income taxes	2	13
Depreciation of property and equipment	337	266
Amortization of intangible assets	27	30
Amortization of deferred financing costs	94	27
Bad debt expense	—	10
Loss on sale of fixed assets	5	—
Other, primarily effect of foreign currency gain/loss	82	120
Minority interest	(48)	65
Changes in operating assets and liabilities
(Increase) decrease in trade accounts receivable	(1,080)	122
(Increase) decrease in other receivables	12	(199)
(Increase) decrease in inventories	488	(494)
Increase in prepaids and other current assets	(63)	(180)
Increase in other assets	(7)	(159)
Increase in accounts payable	66	491
Increase (decrease) in accrued expenses	(231)	20

Net cash used in operating activities	(1,065)	(827)

Cash flows from investing activities
Proceeds from sale of fixed assets	2	—
Purchases of property and equipment	(63)	(203)
Investments in software development	(48)	(363)

Net cash used in investing activities	(109)	(566)

Cash flows from financing activities
Proceeds from bank borrowings and lines of credit	15,885	14,447
Principal payments on bank borrowings and lines of credit	(14,910)	(12,976)
Proceeds from issuance of preferred stock, net of costs	485	—
Payments related to financing of new line of credit	(329)	—
Payment of dividends on preferred stock	(29)	(53)

Net cash provided by financing activities	1,102	1,418

Effect of exchange rate changes on cash and cash equivalents	32	(47)

Net decrease in cash and cash equivalents	(40)	(22)
Cash and cash equivalents at beginning of period	807	841

Cash and cash equivalents at end of period	$767	$819

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$120	$39

Cash paid during the period for income taxes	$74	$33

Supplemental disclosures of non-cash investing and financing activities:
Conversion of preferred stock to common stock	$—	$340

Fair value of warrants issued for services and financing	$—	$11

Conversion of preferred stock to common stock	$120	$—

Fair value of warrants issued in connection with financing of new line of credit	$590	$—

Relative fair value allocated to warrants issued in connection with sale of Series I Preferred stock	$49	—

Amortization of Series I Preferred stock beneficial conversion feature	$49	$—

Amortization of convertible subordinated debenture beneficial conversion feature	$81	$—

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

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three months ended March 31, 2006, are not necessarily indicative of the results to be expected for the full fiscal year.

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

Revenue from more complex or time-spanning projects within which there are multiple deliverables including products, services, and software are accounted for in accordance with Statement of Position 97-2, “Software Revenue Recognition” and Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” depending upon the facts and circumstances unique to each project. Under each of these Statements of Position, revenue is recognized over the life of the project based upon: (1) meeting specific delivery or performance criteria, or (2) the percentage of project completion achieved in each accounting period.

Service revenues are recognized upon completion of the services and include product repair not under warranty, city route mapping, product installation, training, consulting to transit authorities, and funded research and development projects. Service revenues were less than 3 percent of total revenue for the three months ended March 31, 2006, and 2005, but may increase in future periods due to higher post warranty repairs, retrofit installation, and other service-related and software revenues not offered in previous years.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004) “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and, therefore, has not restated results for prior periods. Under this transition method, stock-based compensation expense for all stock-based compensation awards granted after

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Prior to the adoption of SFAS 123R, as allowed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”), the Company recognized stock-based compensation expense in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued To Employees” (“APB 25”), and related interpretations. See Note 2 to the Unaudited Consolidated Financial Statements for a further discussion on stock-based compensation.

(2)	STOCK-BASED COMPENSATION

(a)	Incentive Stock Option Plan

The Company has an incentive stock option plan for employees whereby options to purchase Common Stock are granted at no less than the stock’s estimated fair market value at the date of the grant, vest based on 3 years of continuous service, and have 5 to 10 year contractual terms. Options outstanding under this plan as of March 31, 2006 and option activity during the three months ended March 31, 2006 were as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at January 1, 2006	596,730	$2.58
Granted	10,000	1.28
Exercised	—	—
Forfeited	—	—
Expired	(19,000)	2.77

Outstanding at March 31, 2006	587,730	$2.55	5.4	$100

Vested and expected to vest at March 31, 2006	587,530	$2.55	5.4	$98
Exercisable at March 31, 2006	577,730	$2.57	5.3	—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their options on March 31, 2006. This amount changes based on the fair market value of the Company’s Common Stock. Total fair value of options vested and expensed was less than $1 thousand for the three months ended March 31, 2006.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Non-Qualified Stock Options

The Company has issued options to purchase Common Stock, primarily to non-employee members of the Board of Directors or committees of the Board of Directors, which generally vest immediately upon grant and have 5 year contractual terms. Options outstanding as of March 31, 2006 and option activity during the three months ended March 31, 2006 were as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at January 1, 2006	472,570	$2.79
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding at March 31, 2006	472,570	$2.79	3.5	—

Vested and expected to vest at March 31, 2006	472,570	$2.79	3.5	—
Exercisable at March 31, 2006	472,570	$2.79	3.5	—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their options on March 31, 2006. This amount changes based on the fair market value of the Company’s Common Stock. No stock options vested and no expense was recorded under this plan for the three months ended March 31, 2006.

Under the Company’s stock option plans, options to purchase 1,655,000 shares of Common Stock have been authorized for issuance. As of March 31, 2006, options to purchase 106,833 shares of Common Stock are available for future issuance. The Company issues new shares of Common Stock upon exercise of stock options.

In the fourth quarter of 2005, the Board of Directors approved the acceleration of the vesting of all unvested stock options awarded to employees, officers and directors under the Company’s stock option plans. As a result of this action, options to purchase up to 294,000 shares of Common Stock became exercisable effective December 31, 2005. The number of shares and exercise prices of the options subject to the acceleration remained unchanged.

Total compensation expense related to these plans was less than $1 thousand for the three months ended March 31, 2006 and is included in selling, general and administrative expense in the accompanying Consolidated Financial Statements. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of APB 25 and, accordingly, no compensation expense was recognized for options issued under these plans. Prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with SFAS 148 as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated prior periods’ results. Under this transition method, stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs net of a forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The Company estimated the forfeiture rate for the first quarter of 2006 based on its historical experience since the inception of the plans. Because the accelerated vesting of stock options in the fourth quarter of 2005 resulted in all stock options granted prior to January 1, 2006 becoming exercisable effective December 31,

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2005, the Company did not recognize stock-based compensation expense for stock options granted prior to January 1, 2006 during the three months ended March 31, 2006.

As a result of adopting SFAS 123R, the impact to the Consolidated Financial Statements on loss before income tax expense and net loss for the three months ended March 31, 2006 was less than $1 thousand higher than if we had continued to account for stock-based compensation under APB 25. Because of the minimal amount of stock-based compensation expense recognized, there was no impact on basic and diluted earnings per share for the three months ended March 31, 2006. Upon the adoption of SFAS 123R, tax benefits that will reduce income taxes payable resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows. Prior to the adoption of SFAS 123R, the tax benefit of stock option exercises were classified as operating cash flows.

Had compensation expense for the stock option plans been determined using the fair value method prescribed in SFAS 123 for the three months ended March 31, 2005, the pro forma basic and diluted net loss per common share would have been as follows:

Three Months Ended
March 31, 2005
(In thousands, except
per share amounts)

Net loss applicable to common shareholders	$(1,000)
Deduct: Stock based employee compensation expense determined under fair value method	(39)

Pro forma net loss applicable to common shareholders	$(1,039)

Basic and diluted net loss:
As reported	$(0.10)
Pro forma	$(0.11)

The fair value of stock option awards for the three months ended March 31, 2006 and 2005, was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values:

	Three Months Ended March 31,
	2006	2005

Weighted average fair value of grants	$0.76	$2.56
Risk-free interest rate	4.70%	4.38%
Expected life	7 years	7 years
Expected volatility	53%	123%
Expected dividends	None	None

Descriptions of each assumption used in calculating the fair value of stock option awards under the Black-Scholes option pricing model are as follows:

Risk-free interest rate.   The Company bases the risk-free interest rate on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the option.

Expected life.   The expected life represents the period of time that options granted are expected to be outstanding and was determined based on the average length of time grants have remained outstanding in the past.

Expected volatility.   The Company’s volatility factor was calculated under the Black-Scholes model based on historical volatility of the Company’s Common Stock.

Expected dividends.   The Company has not issued any dividends to date and does not anticipate issuing any dividends in the foreseeable future.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2006, there was $7 thousand of unrecognized stock-based compensation expense related to non-vested incentive stock option grants. That cost is expected to be recognized over a weighted-average period of 2.9 years. As of March 31, 2006, there was no unrecognized stock-based compensation expense related to non-qualified stock option grants.

(3)	PRINCIPLES OF CONSOLIDATION

The accompanying unaudited consolidated financial statements include the Company, its wholly owned subsidiaries, and its 50 percent interest in its Brazilian subsidiary. All significant intercompany balances and intercompany transactions have been eliminated in consolidation.

(4)	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company recorded goodwill in connection with its acquisitions of Digital Audio Corporation and Mobitec AB. The Company completed its annual goodwill and indefinite life intangible asset impairment evaluation as of December 31, 2005, and concluded that no impairment existed. In the Company’s opinion, no significant changes have occurred related to the operations or in the carrying amount of goodwill for either of the Company’s operating segments or in the composition of the Company’s acquired intangible assets and the associated accumulated amortization since December 31, 2005. Therefore, an interim impairment evaluation has not been performed by the Company since December 31, 2005. The change in goodwill from December 31, 2005 to March 31, 2006 of $211 thousand is due to foreign exchange rate fluctuation.

(5)	INVENTORIES

	March 31,	December 31,
	2006	2005
	(In thousands)

Raw materials and system components	$5,241	$5,254
Work in process	94	115
Finished goods	2,465	2,843

Total inventories	$7,800	$8,212

(6)	PROPERTY AND EQUIPMENT

	Estimated
	Depreciable	March 31,	December 31,
	Lives (Years)	2006	2005
		(In thousands)

Leasehold improvements	5-9	$215	$212
Automobiles	5	16	16
Computer and telecommunications equipment	3	1,331	1,315
Software	3	4,125	3,644
Test equipment	5	266	265
Furniture and fixtures	3-7	2,200	2,130
Software projects in progress		336	711

		8,489	8,293
Less accumulated depreciation and amortization		4,927	4,552

Total property and equipment, net		$3,562	$3,741

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	ACCRUED EXPENSES

	March 31,	December 31,
	2006	2005
	(In thousands)

Salaries, commissions, and benefits	$1,198	$1,260
Taxes — payroll, sales, income, and other	469	467
Warranties	218	214
Current portion of capital leases	24	28
Interest payable	17	34
Deferred revenue	442	475
Other accrued expenses	314	376

Total accrued expenses	$2,682	$2,854

(8)	LINES OF CREDIT AND LONG-TERM DEBT

(a)	Lines of Credit

U.S. Working Capital Line of Credit.  In March 2006, the Company entered into a two-year, asset-based lending agreement with Laurus Master Fund, Ltd. (“Laurus Credit Agreement”) to replace an existing lending agreement with LaSalle Business Credit (“LaSalle Credit Agreement”). The Laurus Credit Agreement provides up to $6.0 million in borrowings under a revolving credit facility and is secured by all tangible and intangible assets of the Company in the U.S. Borrowing availability under the Laurus Credit Agreement is based upon an advance rate equal to 90 percent of eligible accounts receivable and up to $2.0 million based upon 40 percent of eligible inventory. The interest rate on borrowings under the Laurus Credit Agreement is the Wall Street Journal prime rate (7.75 percent at March 31, 2006) plus 1.75 percent, subject to a floor of 8 percent. The Laurus Credit Agreement contains no financial covenants. Borrowings under the revolving credit facility were used to retire all outstanding debt under the LaSalle Credit Agreement and have been and will be used for general corporate purposes. At March 31, 2006, borrowing availability under the revolving credit facility was approximately $171 thousand. The Company incurred expenses of $329 thousand directly attributable to executing the Laurus Credit Agreement which have been recorded as deferred financing costs and are being amortized over the two-year term of the agreement. These deferred financing costs are included in other assets in the accompanying consolidated balance sheet as of March 31, 2006.

In conjunction with the closing of the Laurus Credit Agreement, the Company issued Laurus Master Fund Ltd. (“Laurus”) detachable warrants to purchase, at any time, 550,000 shares of Common Stock at $0.10 per share. The fair value allocated to the warrants of $590 thousand, calculated using the Black-Scholes model, has been recorded as an asset to be amortized over the two-year term of the Laurus Credit Agreement and was recorded as an increase in additional paid in capital. The unamortized balance of the fair value of the warrants was $565 thousand at March 31, 2006, of which $295 thousand is included in prepaids and other current assets and $270 thousand is included in other assets in the accompanying consolidated balance sheet. The issuance of the warrants is subject to a holding rights agreement under which Laurus will not hold greater than 4.99 percent of the Company’s outstanding Common Stock at any time. The Company is required to file a registration statement with the SEC for the warrants issued to Laurus within 120 days of funding and is required to have the registration declared effective within 150 days of funding.

International Lines of Credit.  Mobitec AB, the Company’s wholly owned Swedish subsidiary, has agreements with banks in Sweden from which it may currently borrow up to a maximum of 18 million krona, or $2.3 million U.S., based on the March 31, 2006, exchange rate of 0.1286. Additional borrowing availability at March 31, 2006, amounted to approximately $847 thousand U.S.

Mobitec GmbH (formerly known as Transit Media-Mobitec GmbH), the Company’s wholly owned subsidiary in Germany, has an agreement with a German bank from which it may currently borrow up to a maximum of

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

512 thousand Euros, or $618 thousand U.S., based on the March 31, 2006, exchange rate of 1.2076. Additional borrowing availability at March 31, 2006, amounted to approximately $87 thousand U.S.

Lines of credit consist of the following:

	March 31,	December 31,
	2006	2005
	(In thousands)

Line of credit with Laurus Master Fund, dated March 16, 2006, payable in full March 16, 2008, secured by all tangible and intangible U.S. assets of the Company. Average interest rate of 9.25 percent in 2006	$4,298	$—
Line of credit with LaSalle Business Credit, dated November 6, 2003, replaced by line of credit with Laurus Master Fund in March 2006	—	3,348
Line of credit with Swedish bank dated December 31, 2005, secured by certain assets of the Swedish subsidiary, Mobitec AB, and a cash deposit. Average interest rate of 3.00 percent in 2006 and 2005	912	784
Line of credit with Swedish bank dated December 31, 2005, secured by accounts receivable of the Swedish subsidiary, Mobitec AB, with an average interest rate of 3.85 percent in 2006 and 2005	555	404
Line of credit with German bank dated June 23, 2004, secured by accounts receivable and inventory of the German subsidiary, Mobitec GmbH (formerly known as Transit Media-Mobitec GmbH), with an average interest rate of 3.84 and 3.32 percent in 2006 and 2005, respectively	532	464

Total lines of credit	$6,297	$5,000

(b)	Long-Term Debt

Long-term debt consists of the following:

	March 31,	December 31,
	2006	2005
	(In thousands)

Note payable to a Swedish bank, dated June 28, 2001, payable in 20 quarterly installments of $140 thousand including interest at 5.35 percent. Note collateralized by stock of Swedish holding company and consolidated subsidiary	$145	$418
Convertible debenture to a director dated August 26, 2002, payable in full August 26, 2009, with an interest rate of 8 percent	250	250
Unsecured subordinated promissory note to a director dated July 25, 2005, repaid as of March 31, 2006	—	2
Unsecured note payable to an investor, dated December 5, 2005, retired by the issuance of Series I Preferred stock in March 2006	—	503
Automobile note, dated October 25, 2005, payable in monthly installments, with an interest rate of 8 percent, due October 25, 2008	11	12

Total long-term debt	406	1,185
Less current portion	399	1,177

	7	8
Long-term portion of capital leases	55	60

Total long-term debt and capital leases, less current portion	$62	$68

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	PREFERRED STOCK

The Company’s preferred stock consists of 5,000,000 authorized shares, par value $.10 per share, 20,000 shares of which are designated as Series AAA Redeemable, Nonvoting, Convertible Preferred Stock (“Series AAA Preferred”), 500 shares of which are designated as Series E Redeemable, Nonvoting, Convertible Preferred Stock (“Series E Preferred”), 400 shares of which are designated as Series F Convertible Preferred Stock (“Series F Preferred”), 600 shares of which are designated as Series G Redeemable, Convertible Preferred Stock (“Series G Preferred”), 600 shares of which are designated as Series H Redeemable, Convertible Preferred Stock (“Series H Preferred”), 200 shares of which are designated as Series I Redeemable, Convertible Preferred Stock (“Series I Preferred”), and 4,977,700 shares of which remain undesignated. As of March 31, 2006, we had outstanding 178 shares of Series AAA Preferred, 183 shares of Series E Preferred, 350 shares of Series G Preferred, 50 shares of Series H Preferred, and 100 shares of Series I Preferred. There are no shares of Series F Preferred outstanding.

In February 2006, 24 shares of Series E Preferred with a liquidation value of $120 thousand were converted into 39,994 shares of the Company’s Common Stock.

In March 2006, the Company sold an aggregate of 100 shares of its Series I Preferred, par value $.10 per share, to an outside investor pursuant to a share purchase agreement. The combined purchase price for the shares was $500 thousand. Upon issuance of the Series I Preferred, funds received by the Company in December 2005 from the investor in advance of the sale of the Series I Preferred and held in the trust account of the Company’s outside legal counsel was released to the Company. The funds, net of issuance expenses of $15 thousand, were used for general corporate purposes. In connection with the sale of the Series I Preferred, the Company issued to the investor warrants to purchase an aggregate of 93,750 shares of the Company’s Common Stock at an exercise price of $1.60 per share. The warrants are exercisable at any time for a period of five years after issuance. The relative fair value allocated to the warrants of $49 thousand, calculated using the Black-Scholes model, has been treated as a discount to the Series I Preferred and was recorded as an increase in additional paid in capital. The issuance of the warrants resulted in a beneficial conversion feature of the Series I Preferred valued at $49 thousand which was recorded as deemed preferred dividends as the shares were immediately convertible.

Series I Preferred is convertible at any time or from time to time prior to the fifth business day preceding any redemption date established by the Company for such shares, at the option of the holder, into shares of Common Stock at a conversion price of $1.60 per share of Common Stock, subject to certain adjustments. Holders of Series I Preferred are entitled to voting rights on any matters on which holders of Common Stock are entitled to vote, based upon the quotient obtained by dividing the liquidation preference by the conversion price, excluding any fractional shares. Outstanding shares of Series I Preferred shall automatically convert to shares of the Company’s Common Stock if the closing bid price of the Common Stock on the NASDAQ Capital Market, or other exchange or market on which the Common Stock may be traded, for any period of twenty consecutive trading days exceeds $3.20. Holders of Series I Preferred are entitled to receive cumulative quarterly dividends payable in cash or additional shares of Series I Preferred, at the option of the holder, when and if declared by the Board of Directors, at a rate of 6 percent per annum on the liquidation value of $5 thousand per share. The Company has the right to redeem the shares after five years.

A convertible subordinated debenture in the amount of $250,000 dated August 26, 2002, is payable to Mr. John Higgins, a shareholder and member of the Board of Directors, and is due in full August 26, 2009, if not sooner redeemed or converted, with annual interest at 8 percent. The issuance of the Series I Preferred Stock caused the conversion rate on the debenture held by Mr. Higgins to change in accordance with the original terms of the debenture, which include anti-dilution provisions, from $2.00 per share to $1.60 per share, resulting in a potential increase of 31,250 additional shares of common stock. The decrease in conversion price resulted in a beneficial conversion feature of the debenture held by Mr. Higgins valued at $81 thousand which was treated as a discount to the debenture and was recorded as an increase in additional paid in capital. As the debenture held by Mr. Higgins is immediately convertible, the full amount of the discount was amortized and recorded as interest expense for the three months ended March 31, 2006.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	PER SHARE AMOUNTS

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

No recognition was given to potentially dilutive securities aggregating 4,662,484 and 2,451,437 shares in the three months ended March 31, 2006 and 2005, respectively. Due to the net loss applicable to common shareholders in those periods, such securities would have been anti-dilutive.

	Three Months Ended March 31,
	2006	2005

Weighted average shares outstanding — Basic and Diluted	9,751,290	9,601,096

(11)	TRANSLATION OF FOREIGN CURRENCY

The local currency of each of the countries of the operating foreign subsidiaries is considered to be the functional currency. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are recognized as the cumulative translation adjustment included in accumulated comprehensive income (loss) in shareholders’ equity. Realized gains and losses on foreign currency transactions are included in the results from operations for the period.

(12)	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three months ended March 31, 2006 and 2005 consists of the following:

	Three Months Ended March 31,
	2006	2005

Net loss	$(749)	$(959)
Foreign currency translation adjustment	284	(940)

Total comprehensive income (loss)	$(465)	$(1,899)

(13)	SEGMENT INFORMATION

The Company has two business segments, which are based upon differences in products, technology, and markets: (1) Transportation Communications segment; and (2) Law Enforcement and Surveillance segment. The Transportation Communications segment produces automated voice announcement systems, automated vehicle location systems, automated vehicle monitoring systems, passenger information systems, security products, and electronic destination sign products for municipalities, regional transportation districts, departments of transportation, and bus vehicle manufacturers. The Law Enforcement and Surveillance segment produces digital signal processing products for law enforcement agencies and intelligence gathering organizations.

Operating income (loss) for each segment is total sales less operating expenses applicable to the segment. Certain corporate overhead expenses, including executive salaries and benefits, public company administrative expenses, legal and audit fees, and interest expense, are not included in segment operating income (loss), but rather are reported under “Parent entities.” Segment long-lived assets include net property and equipment, net intangible

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets, net goodwill, and other assets. Sales, operating income (loss), long-lived assets, and geographic information for the operating segments are as follows:

	Three Months Ended March 31,
	2006	2005
	(In thousands)

Net sales
Transportation communications	$10,755	$10,259
Law enforcement and surveillance	357	370
Parent entities (Corporate overhead)	—	—

	$11,112	$10,629

Operating income (loss)
Transportation communications	$835	$743
Law enforcement and surveillance	(39)	—
Parent entities (Corporate overhead)	(1,284)	(1,389)

	$(488)	$(646)

Geographic information — net sales
NAFTA	$6,261	$5,358
European	2,517	3,588
Asian-Pacific	1,031	886
Middle-Eastern	417	7
South American	886	790

	$11,112	$10,629

	March 31,	December 31,
	2006	2005

Long-lived assets
NAFTA	$4,242	$4,156
European	10,526	10,357
Asian-Pacific	27	27
South American	192	176

	$14,987	$14,716

(14)	INCOME TAXES

As a result of its net operating loss carryforwards, the Company has significant deferred tax assets. SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), requires a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

Accordingly, the Company recorded a benefit of $494 thousand resulting from its taxable loss during the three months ended March 31, 2006 and simultaneously recorded a valuation allowance equal to the benefit. The Company’s total deferred tax assets as of March 31, 2006, are $6.7 million and its deferred tax valuation allowance is $6.5 million. In addition, as a result of its equity transactions during 2004, the Company has determined its ability to use its net operating loss carryforwards and related tax benefits in any single year is limited under the Internal Revenue Code.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s current tax expense for the three months ended March 31, 2006, of $16 thousand arises from foreign tax jurisdictions. The Company’s effective tax rate of (6.9) percent for the three months ended March 31, 2006, was different than the expected statutory tax benefit rate of 35 percent primarily due to recording 100 percent valuation allowance on U.S. deferred tax assets offset by the effect of U.S. state income tax benefits.

(15)	SUBSEQUENT EVENTS

On April 28, 2006, the Company, along with certain of its subsidiaries, entered into a Securities Purchase Agreement with Laurus whereby the Company issued a one-year, secured term promissory note in the original principal amount of $1.6 million (the “Note”). The Note bears interest at an annual rate of 10 percent, with interest payable monthly in arrears, and matures April 28, 2007. The Note is secured by all U.S. assets of the Company pursuant to the Security Agreement executed as part of the Laurus Credit Agreement entered into in March 2006 (see Note 8, “Lines of Credit and Long-term Debt”), which has been extended to cover the Note. In addition, the Note carries a $160 thousand fee upon payment of the Note, whether the Note is paid on or prior to the maturity date.

As part of the financing, the Company granted Laurus detachable warrants to purchase, at any time during a seven-year period, 80,000 shares of Common Stock at an exercise price of $2.00 per share (the “Warrants”). Laurus agreed to a 12-month lock-up on trading of the Common Stock underlying the Warrants as well as on the warrants to purchase 550,000 shares of Common Stock previously issued to Laurus in connection with the Laurus Credit Agreement entered into in March 2006. The Company agreed to register the shares of common stock issuable upon exercise of the Warrants with the Securities and Exchange Commission pursuant to an Amended and Restated Registration Rights Agreement entered into as part of this financing and which supercedes the Registration Rights Agreement previously entered into in March 2006 in connection with the Laurus Credit Agreement. Pursuant to the Amended and Restated Registration Rights Agreement, the Company must file a registration statement with respect to the shares of Common Stock issuable upon exercise of the Warrants within 120 days of April 28, 2006 and to use our best efforts to cause the registration statement to become effective within 150 days of April 28, 2006.

Fees and expenses related to the Note and issuance of the Warrants totaled approximately $80 thousand, netting proceeds to the Company of approximately $1.5 million, which will be used for general corporate purposes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT ARE IN ITEM 1 OF THIS DOCUMENT AND THE 2005 ANNUAL REPORT ON FORM 10-K.

Business — General

Through its business units and wholly owned subsidiaries, DRI designs, manufactures, sells, and services information technology, security, and audio surveillance technology products either directly or through manufacturer’s representatives. DRI currently operates within two business segments: (1) the Transportation Communications segment; and (2) the Law Enforcement and Surveillance segment.

DRI’s Transportation Communications segment produces passenger information communication and security-related products under the Talking Bus®, TwinVision®, VacTelltm, and Mobitec® brand names, which are sold to transportation vehicle equipment customers worldwide. Some of these products have security-related functionality.

Transportation vehicle equipment customers generally fall into one of two broad categories, including end-user customers and original equipment manufacturers (“OEM”). DRI’s end-user customers include the following: municipalities; regional transportation districts; federal, state, and local departments of transportation; transit agencies; and public, private, or commercial operators of vehicles. DRI’s OEM customers are the manufacturers of transportation vehicles. The relative percentage of sales to end-user customers compared to OEM customers varies widely and frequently from quarter-to-quarter and year-to-year, and within products and product lines comprising DRI’s mix of total sales in any given period.

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

Critical Accounting Policies and Estimates

Our significant accounting policies and methods used in the preparation of the Consolidated Financial Statements are discussed in Note 1 of the Notes to Consolidated Financial Statements presented in our 2005 Annual Report on Form 10-K and include the following:

•	Allowance for doubtful accounts

•	Inventory valuation

•	Intangible assets and goodwill

•	Income taxes, including deferred tax assets

•	Revenue recognition

Since the filing of the 2005 Annual Report, there have been no significant changes to the critical accounting policies above. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004) “Share-Based Payment” (“SFAS 123R”) to account for stock-based compensation. Under SFAS 123R, the Company estimates the fair value of stock options granted using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. This option pricing model requires the input of highly subjective assumptions, including an option’s expected life and the expected volatility of the Company’s Common Stock.

The financial statements include amounts that are based on management’s best estimates and judgments. The most significant estimates relate to allowance for uncollectible accounts receivable, inventory obsolescence, depreciation, intangible asset valuations and useful lives, goodwill impairment, warranty costs, taxes, stock-based compensation, and costs to complete long-term projects. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

Results of Operations

The following discussion provides an analysis of our results of operations, liquidity, and capital resources. This should be read in conjunction with our unaudited consolidated financial statements and related notes thereto contained in Item 1 of this Quarterly Report. The operating results of the three-month periods presented were not significantly affected by inflation.

The following table sets forth the percentage of our revenues represented by certain items included in our Consolidated Statements of Operations:

	Three Months Ended March 31,
	2006	2005

Net sales	100.0%	100.0%
Cost of sales	69.0	59.8

Gross profit	31.0	40.2

Operating expenses:
Selling, general and administrative	33.1	42.6
Research and development	2.3	3.6

Total operating expenses	35.4	46.2

Operating loss	(4.4)	(6.0)
Other expense, foreign currency translation and interest	(2.4)	(1.9)

Loss before income tax expense	(6.8)	(7.9)
Income tax expense	(0.4)	(0.5)

Loss before minority interest in income (loss) of consolidated subsidiary	(7.2)	(8.4)
Minority interest in consolidated subsidiary	0.4	(0.6)

Net loss	(6.8)%	(9.0)%

COMPARISON OF OUR RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

Net Sales and Gross Profit.  Our net sales for the three months ended March 31, 2006, increased $483 thousand or 4.5 percent, from $10.6 million for the three months ended March 31, 2005, to $11.1 million for the three months ended March 31, 2006. Our gross profit for the three months ended March 31, 2006, decreased $825 thousand, or 19.3 percent, from $4.3 million for the three months ended March 31, 2005, to $3.4 million for the three months ended March 31, 2006. Following is a discussion of these changes in net sales and gross profit by segment.

Transportation Communications Segment.   For the three months ended March 31, 2006, sales of our transportation communications segment increased $495 thousand, or 4.8 percent, from $10.3 million for the three months ended March 31, 2005, to $10.8 million for the three months ended March 31, 2006. The increase resulted principally from higher U.S. domestic sales of $600 thousand offset by lower sales of $105 thousand from our foreign subsidiaries. The decrease in international sales resulted from lower sales in the European market that were partially offset by increased sales in other international markets and is inclusive of a decrease due to foreign currency fluctuations for the period ended March 31, 2006 of approximately $216 thousand.

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

The increase in U.S. sales for the quarter ended March 31, 2006, as compared to the quarter ended March 31, 2005, was a result of recognizing revenue on long-term projects that began in 2005. During the third and fourth quarters of 2005, we entered into sales agreements for projects including hardware, engineering services, and installation services that spanned longer time periods than previous projects and placed additional demands on our already limited engineering resources. As such, a significant percentage of the revenue from these longer-term projects was recognized in the first quarter of 2006.

Our transportation communications segment gross profit for the three months ended March 31, 2006, of $3.3 million, decreased $752 thousand, or 18.4 percent, from $4.1 million for the three months ended March 31, 2005. As a percentage of segment sales, our gross profit was 31.0 percent of our net segment sales for the three months ended March 31, 2006, as compared to 39.8 percent for the three months ended March 31, 2005. The net decrease in gross profit was attributed to a decrease in foreign gross profits of $263 thousand and a decrease in U.S. domestic gross profits of $489 thousand resulting primarily from changes in recording production and service-related costs as described in the following paragraphs.

The U.S. gross profit as a percentage of sales for the three months ended March 31, 2006, was 24.3 percent as compared to 49.1 percent for the three months ended March 31, 2005. In the second quarter of 2005, our U.S. domestic companies began in-house production of sub-assemblies such as cabling, wiring harnesses, and brackets. As in-house production increased throughout 2005 and into 2006, incremental direct costs such as production and service related salaries, along with related overhead costs, and depreciation on production equipment have been included in cost of sales. Also beginning in the second quarter of 2005, in order to manage headcount, the Company re-assigned some people previously in selling, general, and administrative roles to more production and service-related responsibilities. These incremental and re-assigned production and service-related costs have contributed to the decrease in the U.S. gross margins. The Company’s long-term goal is to be better able to manage production costs through positioning to move between in-house production and outsourcing as changes in the business occur.

The international gross profit as a percentage of sales for the three months ended March 31, 2006, was 38.5 percent as compared to 42.8 percent for the three months ended March 31, 2005. As our U.S. domestic subsidiaries did in 2005, in 2006 our foreign subsidiaries began recognizing certain production and service related costs in cost of sales. These production and service related costs have contributed to the decrease in the international gross margins.

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

Law Enforcement and Surveillance Segment.   For the three months ended March 31, 2006, sales for our law enforcement and surveillance segment decreased $13 thousand or 3.5 percent, from $370 thousand for the three months ended March 31, 2005, to $357 thousand for the three months ended March 31, 2006. The decrease in sales in the first quarter of 2006 is due to fewer orders being fulfilled.

The segment gross profit for the three months ended March 31, 2006, decreased $73 thousand, or 40.2 percent, from $182 thousand for the three months ended March 31, 2005, to $109 thousand for the three months ended March 31, 2006. As a percentage of segment sales, our gross profit was 30.4 percent of our net segment sales for the three months ended March 31, 2006, as compared to 49.1 percent during the three months ended March 31, 2005. As with our Transportation Communications Segment discussed previously, in the second quarter of 2005 we began incurring incremental direct costs along with related overhead costs as cost of sales. These incremental direct and overhead costs incurred throughout 2005 and into 2006 have contributed to the decrease in gross margins. We believe improvement in our gross profit percentage is dependent upon overall economic and competitive conditions in the law enforcement and surveillance sector, introduction of new technology products, and the continued success of our ongoing cost-reduction programs.

Selling, General and Administrative.  Our selling, general and administrative expenses for the three months ended March 31, 2006 of $3.7 million, decreased $857 thousand, or 18.9 percent, from $4.5 million for the three months ended March 31, 2005. This decrease principally resulted from the reassignment of personnel previously in selling, general, and administrative roles to production and service-related roles.

As a percentage of our net sales, these expenses were 33.1 percent for the three months ended March 31, 2006, and 42.6 percent for the three months ended March 31, 2005. The decrease is due to the lower general and administrative expenses as previously discussed. Management believes, as sales increase, these expenses will decrease as a percentage of sales. However, in terms of absolute dollars, selling, general, and administrative expenses are planned to increase in future periods due to: (1) expansion into other geographic areas; (2) expansion through acquisition; (3) introduction of new products and services; and (4) compliance costs related to the Sarbanes-Oxley Act of 2002.

Research and Development Expenses.  Our research and development expenses of $258 thousand for the three months ended March 31, 2006, represented a decrease of $126 thousand, or 32.8 percent, from $384 thousand for the three months ended March 31, 2005. This category of expense includes internal engineering personnel and outside engineering expense for software and hardware development, sustaining product engineering, and new product development. This expense, as a percentage of net sales, decreased from 3.6 percent for the three months ended March 31, 2005, to 2.3 percent for the three months ending March 31, 2006.

During the three months ended March 31, 2006, salaries and related costs of certain engineering personnel who were used in the development of software met the capitalization criteria of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” The total amount of personnel and other expense capitalized in the three months ended March 31, 2006, was $48 thousand as compared to $363 thousand for the three months ended March 31, 2005.

Operating Income (Loss).  The net change in our operating loss for the three months ended March 31, 2006, was a decrease of $158 thousand from a net operating loss of $646 thousand for the three months ended March 31, 2005, to a net operating loss of $488 thousand for the three months ended March 31, 2006. The decrease in net loss is due to higher sales, lower selling, general and administrative expenses, and lower research and development costs offset by higher cost of sales as previously described.

Other Income, Foreign Currency Gain (Loss), and Interest Expense.  Other income and interest expense increased $66 thousand from $197 thousand for the three months ended March 31, 2005 to $263 thousand for the three months ended March 31, 2006 due to a decrease of $120 thousand in other income (loss), an increase of $143 thousand in foreign currency gain (loss), and an increase of $89 thousand in interest expense. The increase in interest expense is due to the amortization of discount on the Laurus line of credit of $25 thousand and the amortization of discount on the Series I Preferred of $81 thousand offset by a decrease in interest resulting from a reduction in total short-term and long-term debt.

Income Tax Expense.  Net income tax expense, consisting primarily of net deferred tax expense, was $46 thousand for the three months ended March 31, 2006, as compared with a net income tax expense of $51 thousand for the three months ended March 31, 2005. The tax expense for the three months ended March 31, 2006 consisted of $2 thousand arising from U.S. federal and state jurisdictions and $44 thousand arising from foreign jurisdictions.

Net Loss Applicable to Common Shareholders.  The net change in our net loss applicable to common shareholders for the three months ended March 31, 2006, was a decrease of $134 thousand from a net loss of $1.0 million for the three months ended March 31, 2005, to a net loss of $866 thousand for the three months ended March 31, 2006.

Future Outlook

Recent Legislation.   In the U.S., the Transportation Equity Act for the 21st Century (“TEA-21”) was a $41 billion, six-year federal funding initiative. TEA-21 expired in third quarter 2003 and was temporarily extended through a series of legislative Continuing Resolutions pending the anticipated enactment of new long-term legislation. U.S. public transportation operated for over two years with the uncertainties created by the short-term extensions of TEA-21, which provided funding to transit agency customers serviced by the Company. On August 10, 2005, new legislation, the Safe, Accountable, Flexible, Efficient, Transportation Equity Act — A Legacy for Users (“SAFETEA-LU”), was signed into law by President Bush and is the primary program funding the U.S. public surface transit market at the federal level. SAFETEA-LU promotes the development of modern, expanded, intermodal public transit systems nationwide and also designates a wide range of tools, services, and programs intended to increase the capacity of the nation’s mobility systems. SAFETEA-LU guarantees a record level $52.6 billion in funding for public transportation through fiscal year 2009, which, according to American Public Transportation Association (“APTA”) staff, would represent a 45.3 percent increase over comparable funding in the prior legislation. Though federal funding was available during the two years prior to the enactment of SAFETEA-LU, we believe the underlying longer-term funding uncertainties had been a source of significant market disruption. We believe elimination of the uncertainty that impacted the market during the two years prior to the enactment of SAFETEA-LU may lead to more robust market opportunities for our products and services.

Public Transit Industry Trends.   At the APTA Bus & Paratransit Conference held April 30 — May 3, 2006 (the “2006 APTA Conference”), APTA announced U.S. public transportation ridership has increased more than 25 percent over the past 10 years. Increases in recent periods have been stronger than the simple annual average of that prior period. In 2005, APTA estimates that Americans took 9.7 billion transit trips. The increasing ridership spawns additional opportunity to sell our products and services. Further, bus manufacturers are increasing line build rates and our backlog is growing. All of this underscores our belief that the U.S. transit market is experiencing an uptrend.

According to various industry participants at the 2006 APTA Conference, the U.S. market weakness of the past few years is roughly quantified as being a decline of 20 percent to nearly 50 percent. APTA’s published statistics indicate that, from a high of 11,000 bus vehicles in 2001, new federally funded mass transit passenger bus vehicle deliveries dropped to about 6,200 in 2004. The 2005 composite market data is not available yet, but we believe it will show similar weakness. The high number in 2001, even if discounted by application of three-year averaging, still sets the trend at a 22 percent decline through 2004. New bus build activity is a primary U.S.-served market for our mass transit security, vehicle location, and communications system products. The emerging bus build data from 2005, as it becomes available, should further underscore the negative impact caused by Congress’ failure for more than two years to pass the much needed reauthorization legislation that provides a substantial part of U.S. funding to build mass transit vehicles. With new funding not only authorized but now firmly in place through the passage of the SAFETEA-LU, we believe we are now seeing those negative trends reversing to produce the long-awaited growth in our fundamental U.S.-served market.

The increase in fuel prices throughout 2005 and into the current period, we believe, has also had an effect on the public transit industry. APTA President William W. Millar recently said that U.S. Department of Transportation Secretary Norman Mineta should be congratulated for “encouraging greater transit use as a way to beat high gas prices.” Our management concurs. We believe the U.S. will benefit from reduced congestion, improved air quality, and decreased dependency on foreign oil as a direct result of using public transportation. The increased demand for public transportation brings us opportunities to secure more orders.

According to APTA, a sampling of transit agencies across the country indicates that more people from coast to coast are turning to public transportation in increasing numbers in 2006. In the past, when ridership has increased primarily due to high fuel prices, there has been a tendency for ridership declines after those prices settled down. We are watching the present long-term trends very closely and it preliminarily appears that those past patterns may not be occurring. If that ultimately turns out to be a valid observation, then we can say that the fundamental drivers of ridership are strengthening around such factors as personal preference, efficiency, and convenience on top of economics. We are cautious in regards to these short-term indicators. However, we believe the trends are moving in the right direction.

Product Enhancements, New Products, and Other Factors.   Because we believe technological advances are necessary to maintain and improve product lines and, thus, market position, we expect to continue to invest a significant amount of capital, as a percentage of sales, on research and development for the near future. Because of our research and development spending, we may experience fluctuations in operating results because costs may be incurred in periods prior to the related or resulting sales, and because research and development costs fluctuate in accordance with projects undertaken. DRI is committed to the continued technological enhancement of all its products and to the development or acquisition of products having related applications. However, continued development of any individual product is dependent upon product acceptance in the market place. DRI’s objective is to develop products that are considered high quality, technologically advanced, cost competitive, and capable of capturing a significant share of the applicable market. Product development based upon advanced technologies is one of the primary means by which management differentiates DRI from its competitors.

Management anticipates that technological enhancements to the Talking Bus® automatic voice announcement system and the TwinVision® and Mobitec® electronic destination sign system products will continue in the future. This should enhance DRI’s ability to integrate these products with other technologies, reduce unit cost of production, and advance the state-of-the-art technologies in DRI’s ongoing program to improve profit margins. The enhancements should increase available marketable product features as well as increase market share and market penetration. DRI’s plan to integrate and expand licensed portions of technology developed by the University of Washington into the Talking Bus® system will also support customers in providing Internet access to vehicle arrival and schedule information for passengers. In addition to enhancing existing products, DRI currently has new generations of products under various stages of development.

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

Long-Term Outlook.   We believe that a combination of initiatives launched in the past two years, product enhancements, new products, new serviced markets, alliances, intensified sales and marketing efforts, and bringing in additional transit security-related products and services into the product mix, when coupled with the new funding legislation may position us to attain $85 million to $95 million-plus annualized run rate revenue by the end of 2008. At that level of revenue, in conjunction with internal cost management initiatives underway, we expect profitability, but can offer no assurances of such. This discussion of our future outlook is further qualified and limited by those risks and assumptions discussed in Part II, Item 1A “Risk Factors” in this Quarterly Report.

OUR LIQUIDITY AND CAPITAL RESOURCES

For the Three months Ended March 31, 2006 and 2005

Our operating activities used net cash of $1.1 million and $827 thousand for the three months ended March 31, 2006 and 2005, respectively. For the three months ended March 31, 2006, net cash used primarily resulted from a net loss of $749 thousand, an increase in accounts receivable of $1.1 million, an increase in prepaid and other assets of $70 thousand, and a decrease in accrued expenses of $231 thousand. Sources of cash primarily resulted from a decrease in inventories of $488 thousand, an increase in accounts payable of $66 thousand, and a decrease in other receivables of $12 thousand. Non-cash expense items totaling $403 thousand were for deferred taxes, depreciation and amortization, loss on sale of fixed assets, gain on foreign currency, and minority interest.

Our investing activities used cash of $109 thousand and $566 thousand for the three months ended March 31, 2006, and 2005, respectively. For the three months ended March 31, 2006, and 2005, the primary uses of cash were for expenditures relating to internally developed software and purchases of computer, test, and office equipment. We do not anticipate any significant change in expenditures for or sales of capital equipment in the near future.

Our financing activities provided net cash of $1.1 million and $1.4 million for the three months ended March 31, 2006, and 2005, respectively. For the three months ended March 31, 2006, our primary sources of cash were from borrowings under asset-based lending agreements, for both our U.S and our foreign subsidiaries, and from the issuance of Series I Preferred. Our primary uses of cash for financing activities were payment of financing costs related to the new asset-based lending agreements of $329 thousand, and payment of dividends and repayment of borrowings under the asset-based lending agreements of $29 thousand and $14.9 million, respectively. Cash provided by financing activities for the three months ended March 31, 2006, was primarily used to repay the asset-based lending agreement with LaSalle and fund working capital requirements.

Replacement of our prior LaSalle lending agreement in March 2006 with the Laurus agreement which has better advance rates, better definitions of eligibility, and no financial covenants yielded the company an additional $1.2 million in availability. That amount, combined with the April 28, 2006, closing of a $1.6 million term note with Laurus and cost savings resulting from our on-going profit improvement plans, we believe, will provide a level of liquidity adequate to support our on-going business needs for the foreseeable future. The operating results and cash flows of the U.S. operating companies are improving and those improvements are expected to continue. However, such expectations rely upon projections based upon assumptions and forecasts, including factors beyond our control. Actual results could vary from our projections and such variance could have a significant adverse effect on our liquidity.

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

U.S. Working Capital Line of Credit.  In March 2006, the Company entered into a two-year asset-based lending agreement with Laurus to replace an existing lending agreement with LaSalle Business Credit (“LaSalle Credit Agreement”). The Laurus Credit Agreement provides up to $6.0 million in borrowings under a revolving credit facility and is secured by all tangible and intangible assets of the Company in the U.S. and Canada. Borrowing availability under the Laurus Credit Agreement is based upon an advance rate equal to 90 percent of eligible accounts receivable and up to $2.0 million based upon 40 percent of eligible inventory. The interest rate on borrowings under the Laurus Credit Agreement is the Wall Street Journal prime rate (7.75 percent at March 31, 2006) plus 1.75 percent, subject to a floor of 8 percent. The Laurus Credit Agreement contains no financial covenants. Borrowings under the revolving credit facility were used to retire all outstanding debt under the LaSalle Credit Agreement and have been and will be used for general corporate purposes. At March 31, 2006, borrowing availability under the revolving credit facility was approximately $171 thousand.

International Lines of Credit.  Mobitec AB, the Company’s wholly owned Swedish subsidiary, has agreements with banks in Sweden from which it may currently borrow up to a maximum of 18 million krona, or $2.3 million U.S., based on the March 31, 2006, exchange rate of 0.1286. Additional borrowing availability at March 31, 2006, amounted to approximately $847 thousand. The line of credit agreements expire December 31, 2006. On or before expiration, the Company expects to renew these credit agreements with agreements substantially similar in terms and conditions.

Mobitec GmbH (formerly known as Transit Media-Mobitec GmbH), the Company’s wholly owned subsidiary in Germany, has an agreement with a German bank from which it may currently borrow up to a maximum of 512 thousand Euros, or $618 thousand U.S., based on the March 31, 2006, exchange rate of 1.2076. Additional borrowing availability at March 31, 2006, amounted to approximately $87 thousand.

Long-term Debt.  Long-term debt consists of the following notes and obligations, the proceeds of which were used to finance the Mobitec acquisition and for working capital requirements.

A term loan from a Swedish bank dated June 28, 2001, having a balance of 1.1 million krona or $145 thousand U.S. (based on the March 31, 2006, exchange rate of 0.1286), is payable in one remaining quarterly payment of 1.1 million krona or $145 thousand U.S. at an annual interest rate of 5.35 percent and is secured by stock of DRI’s Swedish holding company subsidiary, DRI-Europa AB, and its consolidated subsidiary, Mobitec AB.

A convertible subordinated debenture payable to John D. Higgins, a shareholder and Director of the Company, dated August 26, 2002, in the amount of $250 thousand, with an annual interest rate of 8.0 percent, is due in full on August 26, 2009, if not sooner redeemed or converted.

Financing Activities in 2006

In March 2006, the Company entered into a two-year asset-based lending agreement with Laurus Master Fund (“Laurus Credit Agreement”) to replace an existing lending agreement with LaSalle Business Credit (“LaSalle Credit Agreement”). The Laurus Credit Agreement provides up to $6.0 million in borrowings under a revolving credit facility and is secured by all tangible and intangible assets of the Company in the U.S. and Canada. Borrowing availability under the Laurus Credit Agreement is based upon an advance rate equal to 90 percent of eligible accounts receivable and up to $2.0 million based upon 40 percent of eligible inventory. The interest rate on borrowings under the Laurus Credit Agreement is the Wall Street Journal prime rate (7.75 percent at March 31, 2006) plus 1.75 percent, subject to a floor of 8 percent. The Laurus Credit Agreement contains no financial covenants. Borrowings under the revolving credit facility were used to retire all outstanding debt under the LaSalle Credit Agreement and have been and will be used for general corporate purposes.

In conjunction with the closing of the Laurus Credit Agreement, the Company issued Laurus warrants to purchase, at any time, 550,000 shares of Common Stock at $0.10 per share. The fair value allocated to the warrants of $590 thousand, calculated using the Black-Scholes model, has been treated as a discount to the revolving line of credit to be amortized over the two-year term of the Laurus Credit Agreement and was recorded as an increase in additional paid in capital. The issuance of the warrants is subject to a holding rights agreement under which Laurus will not hold greater than 4.99 percent of the Company’s outstanding Common Stock at any time. The Company is required to file a registration statement with the SEC for the warrants issued to Laurus within 120 days of funding and is required to have the registration declared effective within 150 days of funding.

In March 2006, the Company sold 100 shares of Series I Preferred to a private investor. The proceeds to the Company, net of issuance expenses, were $485,000, and were used for general corporate purposes. Series I Preferred is convertible at any time into shares of Common Stock at a conversion price of $1.60 per share of Common Stock, subject to certain adjustments, and, entitles the holders to voting rights on any matters on which holders of Common Stock are entitled to vote, based on the quotient obtained by dividing the liquidation preference by $1.60, excluding any fractional shares. The Company has the right to redeem the shares after five years. Holders of the Series I Preferred are entitled to receive cumulative quarterly dividends payable in cash or in additional shares of Series I Preferred at a rate of 6.0 percent per annum on the liquidation value of $5 thousand per share.

In conjunction with the sale of Series I Preferred, the Company also granted the investor warrants to acquire 93,750 shares of common stock at an exercise price of $1.60, exercisable at any time for a period of five years after issuance. The relative fair value allocated to the warrants of $49 thousand, calculated using the Black-Scholes model, has been treated as a discount to the Series I Preferred and was recorded as an increase in additional paid in capital. The issuance of the warrants resulted in a beneficial conversion feature of the Series I Preferred valued at $49 thousand which was recorded as deemed preferred dividends as the shares were immediately convertible.

In April 2006, the Company, along with certain of its subsidiaries, entered into a Securities Purchase Agreement with Laurus whereby the Company issued a one-year, secured term promissory note in the original principal amount of $1.6 million (the “Note”). The Note bears interest at an annual rate of 10 percent, with interest payable monthly in arrears, and matures April 28, 2007. The Note is secured by all U.S. assets of the Company pursuant to the Security Agreement executed as part of the Laurus Credit Agreement entered into in March 2006 (see Note 8, “Lines of Credit and Long-term Debt”), which has been extended to cover the Note. In addition, the Note carries a $160 thousand fee upon payment of the Note, whether the Note is paid on or prior to the maturity date.

As part of the financing, the Company granted Laurus warrants to purchase, at any time during a seven-year period, 80,000 shares of Common Stock at an exercise price of $2.00 per share (the “Warrants”). Laurus agreed to a 12-month lock-up on trading of the Common Stock underlying the Warrants as well as on the warrants to purchase 550,000 shares of Common Stock previously issued to Laurus in connection with the Laurus Credit Agreement entered into in March 2006. The Company agreed to register the shares of common stock issuable upon exercise of the Warrants with the Securities and Exchange Commission pursuant to an Amended and Restated Registration Rights Agreement entered into as part of this financing and which supercedes the Registration Rights Agreement previously entered into in March 2006 in connection with the Laurus Credit Agreement. Pursuant to the Amended and Restated Registration Rights Agreement, the Company must file a registration statement with respect to the shares of Common Stock issuable upon exercise of the Warrants within 120 days of April 28, 2006 and to use our best efforts to cause the registration statement to become effective within 150 days of April 28, 2006.

Fees and expenses related to the Note and issuance of the Warrants totaled approximately $80 thousand, netting proceeds to the Company of approximately $1.5 million, which will be used for general corporate purposes.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2006, and 2005. However, there can be no assurance that future inflation would not have an adverse impact upon our future operating results and financial condition.

FORWARD-LOOKING STATEMENTS

“Forward-looking” statements appear throughout this Quarterly Report. We have based these forward-looking statements on our current expectations and projections about future events. It is important to note our actual results could differ materially from those contemplated in our forward-looking statements as a result of various factors, including those described in Item 2 and in our 2005 Annual Report on Form 10-K in Item 7A, “Quantitative and Qualitative Disclosure About Market Risk,” as well as all other cautionary language in this Quarterly Report. Readers should be aware that the occurrence of the events described in these considerations and elsewhere in this Quarterly Report could have an adverse effect on the business, results of operations or financial condition of the entity affected.

Forward-looking statements in this Quarterly Report include, without limitation, the following:

•	Statements regarding our ability to meet our current capital requirements;

•	Statements regarding our ability to meet and maintain our existing debt obligations, including obligations to make payments under such debt instruments;

•	Statements regarding our future cash flow position;

•	Statements regarding the timing or amount of future revenues;

•	Statements regarding our ability to achieve expense reductions;

•	Statements regarding product sales in future periods;

•	Statements regarding expected results;

•	Statements regarding current trends and indicators;

•	Statements regarding legislative action affecting the transportation and/or security industry, including, without limitation, the Safe, Accountable, Flexible, Efficient, Transportation Equity Act — A Legacy for Users, and any successor legislation;

•	Statements regarding the impact of the passage of the Safe, Accountable, Flexible, Efficient, Transportation Equity Act — A Legacy for Users;

•	Statements regarding changes in future federal or state funding for transportation and or security-related funding;

•	Statements regarding possible growth through acquisitions;

•	Statements regarding anticipated advancements in technology related to our products and services;

•	Statements regarding future product and service offerings;

•	Statements regarding the success of recent product and service introductions;

•	Statements regarding the ability to include additional security features to existing products and services;

•	Statements regarding the potential positive effect such additional security features may have on future revenues;

•	Statements regarding the expected contribution of sales of new and modified security related products to our profitability;

•	Statements regarding future events or expectations including the expected timing of order deliveries;

•	Statements regarding the expected customer acceptance of products;

•	Statements regarding potential benefits our security features may have for our customers;

•	Statements regarding the success of special alliances with various product partners;

•	Statements regarding the availability of alternate suppliers of the component parts required to manufacture our products;

•	Statements regarding our intellectual property rights and our efforts to protect and defend such rights;

•	Statements regarding APTA and its survey sample results;

•	Statements made by APTA President William W. Millar; and

•	Statements that contain words like “believe,” “anticipate,” “expect” and similar expressions that are used to identify forward-looking statements.

Readers should be aware that all of our forward-looking statements are subject to a number of risks, assumptions and uncertainties, such as (and in no particular order):

•	Risks that we may not be able to meet our current and future capital requirements;

•	Risks that me may not be able to meet and maintain our existing debt obligations, including obligations to make payments under such debt instruments;

•	Risks regarding our future cash flow position;

•	Risks that we may be unable to obtain lender financing sufficient to meet our working capital requirements;

•	Risks that we may not be able to effect our desired reductions in certain fixed costs;

•	Risks that we may be unable to address and remediate any deficiencies in our internal controls over financial reporting and/or our disclosure controls;

•	Risks that insufficient internal controls over financial reporting may cause us to fail to meet our reporting obligations, result in material misstatements in our financial statements, and negatively affect investor confidence;

•	Risks that steps taken to resolve material weaknesses in internal controls identified in previous years may not provide continuing remediation;

•	Risks that assumptions behind future revenue timing or amounts may not prove accurate over time;

•	Risks that we may be unable to achieve future expense reductions;

•	Risks that current trends and indicators may not be indicative of future results;

•	Risks that we may lose customers or that customer demand for our products and services may decline in future periods;

•	Risks that there will be reductions in federal and/or state funding for the transportation and/or security industry in future periods;

•	Risks that we may be unable to grow through future acquisitions;

•	Risks that we may be unable to secure additional sources of capital to fund future growth, including the inability to secure additional equity financing;

•	Risks that future technological advances may not occur when anticipated or that future technological advances will make our current product and service offerings obsolete;

•	Risks that potential benefits our security products may have for our customers do not materialize;

•	Risks that we will be unable to meet future expected timing of order deliveries;

•	Risks that future product and service offerings may not be accepted by our customers;

•	Risks that recent product and service introductions may not produce desired revenue results;

•	Risks that we may be unable to create meaningful security product features in either new or existing products;

•	Risks regarding the uncertainties surrounding our anticipated success of special alliances with various product partners;

•	Risks related to general economic conditions;

•	Risks that we may be unable to obtain alternate suppliers of our component parts if our current suppliers are no longer available or cannot meet our future needs for such parts;

•	Risks that assumptions behind APTA survey sample results or statements made by APTA President William W. Millar will not prove accurate over time; and

•	Risks that our efforts to protect and defend our intellectual property rights will not be sufficient.

This list is only an example of the risks that may affect the forward-looking statements. If any of these risks or uncertainties materialize (or if they fail to materialize), or if the underlying assumptions are incorrect, then actual results may differ materially from those projected in the forward-looking statements.

Additional factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, without limitation, those discussed elsewhere in this Quarterly Report, and in our 2005 Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our analysis, judgment, belief or expectation only as of the date of this Quarterly Report. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this Quarterly Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in the Company’s exposure to market risk since December 31, 2005. See Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2006, management, including our principal executive officer and principal financial officer, performed an in-depth review of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports filed under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic SEC reports.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2006, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Mr. Lawrence A. Taylor is a Director of Digital Recorders, Inc. and was, until October 2004, the Company’s Chief Financial Officer, and until August 2005, the Company’s Executive Vice President (“EVP”) of Corporate Development. As EVP Corporate Development, Mr. Taylor’s primary responsibility was strategic planning and identifying and pursuing mergers and acquisitions. In August 2005, when it became apparent the Company’s finances would not support a full-time merger and acquisition function, Mr. Taylor’s position of EVP Corporate Development was eliminated.

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

Risks Related to Indebtedness, Financial Condition and Results of Operations

Our substantial debt could adversely affect our financial position, operations and ability to grow.  As of March 31, 2006, our total debt of approximately $6.7 million consisted of long-term debt in the amount of $406 thousand, most of which is classified as current, and short-term debt of $6.3 million. Included in the long-term debt is $145 thousand outstanding under a term loan to a Swedish bank and $250 thousand outstanding under an 8.0 percent convertible debenture held by a shareholder and director. The short-term debt consisted of the outstanding balances under our domestic and European revolving credit facilities. Our substantial indebtedness could have adverse consequences in the future. For example, it could:

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

Future cash requirements or restrictions on cash could adversely affect our financial position, and an event of default under our outstanding debt instruments could impair our ability to conduct business operations.  Our cash balance declined in fiscal year 2005 and we could incur negative overall cash flow in fiscal year 2006 and future periods. If cash flow significantly deteriorates in the future, our liquidity and ability to operate our business could be adversely impacted. Additionally, our ability to raise financial capital may be hindered due to our net losses and the possibility of future negative cash flow, thus reducing our operating flexibility.

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

On March 16, 2006, the Company entered into a two-year asset-based lending agreement with Laurus Master Fund (“Laurus Credit Agreement”) to replace the current agreement with LaSalle Business Credit (“LaSalle Credit Agreement”). The Laurus Credit Agreement provides up to $6.0 million in borrowings under a revolving credit facility used to retire all outstanding debt under the LaSalle Credit Agreement and for general corporate purposes and is secured by all tangible and intangible assets of the Company in the U.S.. Borrowing availability under the Laurus Credit Agreement is based upon an advance rate equal to 90% of eligible accounts receivable and up to $2.0 million based upon 40% of eligible inventory. The interest rate on borrowings under the Laurus Credit Agreement is the Wall Street Journal prime rate plus 1.75%, subject to a floor of 8%. The Laurus Credit Agreement contains no financial covenants.

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

We additionally have a revolving credit facility with a German bank that we use in connection with our German operations which is secured by accounts receivable and inventory of our German subsidiary, Mobitec GmbH (formerly known as Transit Media-Mobitec GmbH). Our maximum borrowing capacity under that facility is 512 thousand Euros, equivalent to approximately $618 thousand U.S. dollars.

As of March 31, 2006, our outstanding balances were $4.3 million under the domestic facilities and $2 million under the European facilities.

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

We have a history of net losses and cannot assure you that we will become profitable.  We have incurred losses in almost every fiscal year since we have been a public company. Our net loss applicable to common shareholders was $6.8 million in 2005, $3.5 million in 2004, $2.2 million in 2003, and $367 thousand in 2002. We cannot assure you that we will become profitable or, if we do, that we will be able to sustain or increase profitability in the future. We had an accumulated deficit of $19.3 million as of March 31, 2006. If we cannot achieve or sustain profitability, our financial condition will be materially adversely affected and it will be much more difficult, if possible at all, to obtain additional financing and to continue to grow our business.

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

Many of our customers rely on government funding, and that subjects us to risks associated with governmental budgeting and authorization processes.  A majority of our sales address end customers having some degree of national, federal, regional, state, or local governmental-entity funding. These governmental-entity funding mechanisms are beyond our control and often are difficult to predict. Further, general budgetary authorizations and allocations for state, local, and federal agencies can change for a variety of reasons, including general economic conditions, and have a material adverse effect on us. For example, the TEA-21 legislation under which the funding for our transportation products business segment domestic sales are derived was subject to reauthorization in 2003, but was not replaced with new legislation, SAFETEA-LU, until August, 2005. In the interim period, federal funding was available through short-term extensions of TEA-21; however, we believe the underlying longer term funding uncertainties had been a source of significant market disruption.

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

Our preferred stock and convertible debentures have preferential rights over our Common Stock.  We currently have outstanding shares of Series AAA Redeemable, Nonvoting, Convertible Preferred Stock, Series E Redeemable, Nonvoting, Convertible Preferred Stock, Series G Redeemable, Convertible Preferred Stock, Series H Redeemable, Convertible Preferred Stock, and Series I Redeemable, Convertible Preferred Stock as well as certain eight percent (8.0 percent) convertible debentures, all of which have rights in preference to holders of our Common Stock in connection with any liquidation of the Company. The aggregate liquidation preference is $890 thousand for the Series AAA Preferred, $915 thousand for the Series E Preferred, $1.8 million for the Series G Preferred, $250 thousand for the Series H Preferred, and $500 thousand for the Series I Preferred, in each case plus accrued but unpaid dividends, and the aggregate principal amount of the outstanding eight percent (8.0%) convertible debentures is $250 thousand. Holders of the Series AAA Preferred, Series E Preferred, Series G Preferred, Series H Preferred, and Series I Preferred are entitled to receive cumulative quarterly dividends at the rate of five percent (5.0%) per annum, seven percent (7.0%) per annum, eight percent (8.0%) per annum, eight percent (8.0%) per annum, and six percent (6.0%) per annum, respectively, on the liquidation value of those shares. Dividends on the Series G Preferred are payable in kind in additional shares of Series G Preferred and dividends on the Series H Preferred are payable in kind in additional shares of Series H Preferred. Dividends on the Series I Preferred are payable in kind in additional shares of Series I Preferred or in cash, at the option of the holder. The purchase agreements, pursuant to which we issued our outstanding eight percent (8.0%) convertible debentures, as well as our domestic senior credit facility, prohibit the payment of dividends to holders of our Common Stock. The holders of the debentures have the right to require us to redeem the debentures upon the occurrence of certain events, including certain changes in control of the Company or our failure to continue to have our stock listed on the NASDAQ Stock Market or another stock exchange. In such an event, the holders would have the right to require us to redeem the debentures for an amount equal to the principal amount plus an 18 percent annual yield on the principal amount through the date of redemption, and we might not have the ability to make the required redemption payments. The preferential rights of the holders of our convertible debentures and preferred stock could substantially limit the amount, if any, that the holders of our Common Stock would receive upon any liquidation of the Company.

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

On March 21, 2006, the Company sold 100 shares of Series I Preferred to a private investor. The proceeds to the Company, net of issuance expenses, were $485,000, and were used for general corporate purposes. Series I Preferred is convertible at any time into shares of Common Stock at a conversion price of $1.60 per share of Common Stock, subject to certain adjustments, and, entitles the holders to voting rights on any matters on which holders of Common Stock are entitled to vote, based on the quotient obtained by dividing the liquidation preference by $1.60, excluding any fractional shares. The Company has the right to redeem the shares after five years. Holders of the Series I Preferred are entitled to receive cumulative quarterly dividends payable in cash or in additional shares of Series I Preferred at a rate of 6.0 percent per annum on the liquidation value of $5 thousand per share.

In conjunction with the sale of Series I Preferred, the Company also granted the investor warrants to acquire 93,750 shares of common stock at an exercise price of $1.60, exercisable at any time for a period of five years after issuance. The relative fair value allocated to the warrants of $49 thousand, calculated using the Black-Scholes model, has been treated as a discount to the Series I Preferred and was recorded as an increase in additional paid in capital. The issuance of the warrants resulted in a beneficial conversion feature of the Series I Preferred valued at $49 thousand which was recorded as deemed preferred dividends as the shares were immediately convertible.

On March 16, 2006, in conjunction with the closing of the Laurus Credit Agreement, the Company issued Laurus warrants to purchase, at any time, 550,000 shares of Common Stock at $0.10 per share. The fair value allocated to the warrants of $590 thousand, calculated using the Black-Scholes model, has been treated as a discount to the revolving line of credit to be amortized over the two-year term of the Laurus Credit Agreement and was recorded as an increase in additional paid in capital. The issuance of the warrants is subject to a holding rights agreement under which Laurus will not hold greater than 4.99 percent of the Company’s outstanding Common Stock at any time. The Company is required to file a registration statement with the SEC for the warrants issued to Laurus within 120 days of funding and is required to have the registration declared effective within 150 days of funding.

On April 28, 2006, as part of the financing under a Securities Purchase Agreement with Laurus, the Company granted Laurus warrants to purchase, at any time during a seven-year period, 80,000 shares of Common Stock at an exercise price of $2.00 per share (the “Warrants”). Laurus agreed to a 12-month lock-up on trading of the Common Stock underlying the Warrants as well as on the warrants to purchase 550,000 shares of Common Stock previously issued to Laurus in connection with the Laurus Credit Agreement entered into in March 2006. The Company agreed to register the shares of common stock issuable upon exercise of the Warrants with the Securities and Exchange Commission pursuant to an Amended and Restated Registration Rights Agreement entered into as part of this financing and which supercedes the Registration Rights Agreement previously entered into in March 2006 with Laurus in connection with the Laurus Credit Agreement. Pursuant to the Amended and Restated Registration Rights Agreement, the Company must file a registration statement with respect to the shares of Common Stock issuable upon exercise of the Warrants within 120 days of April 28, 2006 and to use our best efforts to cause the registration statement to become effective within 150 days of April 28, 2006.

The shares of Series I Preferred and the warrants granted to the holders of the Series I Preferred and to Laurus were issued pursuant to the private placement exemption available under Section 4(2) of the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following documents are filed herewith or have been included as exhibits to previous filings with the SEC and are incorporated herein by this reference:

Exhibit No.	Document

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference from the Company’s Registration Statement on Form S-3, filed with the SEC on December 23, 2003)

3.2	Articles of Amendment to Articles of Incorporation of the Company containing Certificate of Designation of Series E Redeemable Nonvoting Convertible Stock (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on November 12, 2003)

3.3	Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series F Convertible Preferred Stock (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on April 14, 2004)

3.4	Articles of Amendment to the Articles of Incorporation of the Company containing Series AAA Preferred Stock Change in Quarterly Dividend Accrual and Conversion Price (incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2004)

3.5	Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series G Redeemable Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed on June 28, 2005)

3.6	Articles of Correction of Articles of Amendment to the Articles of Incorporation of the Company containing a correction to an error in the Amended Certificate of Designation of Series G Redeemable Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2005)

3.7	Articles of Amendment to the Articles of Incorporation of the Company containing an amendment to eliminate a staggered election of Board members (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2005)

3.8	Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series H Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed on November 4, 2005)

3.9	Articles of Amendment to Articles of Incorporation of the Company containing Certificate of Designation of Series I Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)

3.10	Amended and Restated Bylaws of the Company (incorporated herein by reference from the Company’s Registration Statement on Form SB-2)

3.11	Amendment to Amended and Restated Bylaws of the Company (incorporated herein by reference from the Company’s Proxy Statement for the Annual Meeting of Shareholders for fiscal year 2000, filed with the SEC on June 6, 2001)

10.1	Secured Non-Convertible Revolving Note between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.2	Security Agreement (with Schedules) between the Company and Laurus Master Fund, Ltd. dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.3	Grant of Security Interest in Patents and Trademarks (with Schedules) between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.4	Stock Pledge Agreement (with Schedules) between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.5	Registration Rights Agreement between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.6	Common Stock Purchase Warrant between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

Exhibit No.	Document

10.7	Share Purchase Agreement between the Company and Transit Vehicle Technology Investments, Inc., dated March 21, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)

10.8	Stock Purchase Warrant between the Company and Transit Vehicle Technology Investments, Inc., dated March 21, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)

10.9	Registration Rights Agreement between the Company and Transit Vehicle Technology Investments, Inc., dated March 21, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)

10.10	Securities Purchase Agreement dated as of April 28, 2006, by and between Digital Recorders, Inc., TwinVision of North America, Inc., Digital Audio Corporation, and Robinson-Turney International, Inc., and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)

10.11	Secured Term Note by Digital Recorders, Inc., TwinVision of North America, Inc., Digital Audio Corporation, and Robinson-Turney International, Inc., issued to Laurus Master Fund, Ltd., in the original principal amount of $1,600,000 (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)

10.12	Common Stock Purchase Warrant dated as of April 28, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)

10.13	Amended and Restated Registration Rights Agreement dated as of April 28, 2006, by and between Digital Recorders, Inc. and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)

31.1	Section 302 Certification of David L. Turney (filed herewith)

31.2	Section 302 Certification of David N. Pilotte (filed herewith)

32.1	Section 906 Certification of David L. Turney (filed herewith)

32.2	Section 906 Certification of David N. Pilotte (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL RECORDERS, INC.

Signature:	/s/ David N. Pilotte

By:	David N. Pilotte

Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 12, 2006

Exhibit Index

Exhibit No.	Document

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference from the Company’s Registration Statement on Form S-3, filed with the SEC on December 23, 2003)

3.2	Articles of Amendment to Articles of Incorporation of the Company containing Certificate of Designation of Series E Redeemable Nonvoting Convertible Stock (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on November 12, 2003)

3.3	Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series F Convertible Preferred Stock (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on April 14, 2004)

3.4	Articles of Amendment to the Articles of Incorporation of the Company containing Series AAA Preferred Stock Change in Quarterly Dividend Accrual and Conversion Price (incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2004)

3.5	Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series G Redeemable Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed on June 28, 2005)

3.6	Articles of Correction of Articles of Amendment to the Articles of Incorporation of the Company containing a correction to an error in the Amended Certificate of Designation of Series G Redeemable Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2005)

3.7	Articles of Amendment to the Articles of Incorporation of the Company containing an amendment to eliminate a staggered election of Board members (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2005)

3.8	Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series H Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed on November 4, 2005)

3.9	Articles of Amendment to Articles of Incorporation of the Company containing Certificate of Designation of Series I Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)

3.10	Amended and Restated Bylaws of the Company (incorporated herein by reference from the Company’s Registration Statement on Form SB-2)

3.11	Amendment to Amended and Restated Bylaws of the Company (incorporated herein by reference from the Company’s Proxy Statement for the Annual Meeting of Shareholders for fiscal year 2000, filed with the SEC on June 6, 2001)

10.1	Secured Non-Convertible Revolving Note between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.2	Security Agreement (with Schedules) between the Company and Laurus Master Fund, Ltd. dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.3	Grant of Security Interest in Patents and Trademarks (with Schedules) between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.4	Stock Pledge Agreement (with Schedules) between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.5	Registration Rights Agreement between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.6	Common Stock Purchase Warrant between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.7	Share Purchase Agreement between the Company and Transit Vehicle Technology Investments, Inc., dated March 21, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)

Exhibit No.	Document

10.8	Stock Purchase Warrant between the Company and Transit Vehicle Technology Investments, Inc., dated March 21, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)

10.9	Registration Rights Agreement between the Company and Transit Vehicle Technology Investments, Inc., dated March 21, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)

10.10	Securities Purchase Agreement dated as of April 28, 2006, by and between Digital Recorders, Inc., TwinVision of North America, Inc., Digital Audio Corporation, and Robinson-Turney International, Inc., and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)

10.11	Secured Term Note by Digital Recorders, Inc., TwinVision of North America, Inc., Digital Audio Corporation, and Robinson-Turney International, Inc., issued to Laurus Master Fund, Ltd., in the original principal amount of $1,600,000 (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)

10.12	Common Stock Purchase Warrant dated as of April 28, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)

10.13	Amended and Restated Registration Rights Agreement dated as of April 28, 2006, by and between Digital Recorders, Inc. and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)

31.1	Section 302 Certification of David L. Turney (filed herewith)

31.2	Section 302 Certification of David N. Pilotte (filed herewith)

32.1	Section 906 Certification of David L. Turney (filed herewith)

32.2	Section 906 Certification of David N. Pilotte (filed herewith)