Form 10-Q/A
period 2006-03-31
DIGITAL RECORDERS INC
filed 2006-06-21
CIK 853695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE
This Amendment No. 1 to the Quarterly Report on Form 10-Q (this “Amendment No. 1”) for the quarterly period ended March 31, 2006 of Digital Recorders, Inc. (the “Quarterly Report”) is filed for the purpose of correcting a typographical error that incorrectly indicated that the registrant was a shell company. This Amendment No. 1 continues to speak as of the date of the Quarterly Report, and we have not updated the disclosures contained in this Amendment No. 1 to reflect any events that occurred at a date subsequent to the filing of the Quarterly Report. The filing of this Amendment No. 1 is not a representation that any statements contained in items of the Quarterly Report other than that information being amended are true or complete as of any date subsequent to the date of the Quarterly Report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL RECORDERS, INC.

Signature:	/s/ David L. Turney

By:	David L. Turney
Title:	Chair of the Board, Chief Executive Officer and President (Principal Executive Officer)
Date: June 21, 2006