Form 10-Q
period 2006-06-30
DIGITAL RECORDERS INC
filed 2006-08-14
CIK 853695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐     No ☑

Indicate the number of shares outstanding of the Registrant’s Common Stock as of August 10, 2006:

Common Stock, par value $.10 per share (Class of Common Stock)	9,803,868 Number of Shares

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Note 1)
	(In thousands, except shares and per share amounts)

ASSETS
Current Assets
Cash and cash equivalents	$1,052	$807
Trade accounts receivable, net	11,308	8,425
Other receivables	567	211
Inventories	8,761	8,212
Prepaids and other current assets	1,005	946

Total current assets	22,693	18,601

Property and equipment, net	3,415	3,741
Goodwill, net	10,520	9,762
Intangible assets, net	1,095	1,069
Deferred tax assets, net	250	231
Other assets	610	144

Total assets	$38,583	$33,548

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Lines of credit	$7,576	$5,000
Notes payable, net	1,832	—
Current portion net of long-term debt	407	1,177
Accounts payable	5,480	5,537
Accrued expenses	2,995	2,854
Preferred stock dividends payable	88	72

Total current liabilities	18,378	14,640

Long-term debt and capital leases, less current portion	55	68

Deferred tax liabilities	407	382

Minority interest in consolidated subsidiary	962	892

Commitments and contingencies (Notes 8 and 9)
Shareholders’ Equity
Series E Redeemable, Nonvoting, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 500 shares authorized; 183 and 207 shares issued and outstanding at June 30, 2006, and December 31, 2005, respectively; redeemable at the discretion of the Company at any time	495	615
Series G Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 600 shares authorized; 357 and 343 shares issued and outstanding at June 30, 2006, and December 31, 2005, respectively; redeemable at the discretion of the Company after five years	1,503	1,434
Series H Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 600 shares authorized; 50 shares issued and outstanding at June 30, 2006, and December 31, 2005, respectively; redeemable at the discretion of the Company after five years	202	202
Series I Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 200 shares authorized; 100 and 0 shares issued and outstanding at June 30, 2006, and December 31, 2005, respectively; redeemable at the discretion of the Company after five years	451	—
Series AAA Redeemable, Nonvoting, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 20,000 shares authorized; 178 shares issued and outstanding at June 30, 2006, and December 31, 2005, respectively; redeemable at the discretion of the Company at any time	890	890
Common stock, $.10 par value, 25,000,000 shares authorized; 9,792,619 and 9,733,515 shares issued and outstanding at June 30, 2006, and December 31, 2005, respectively	979	973
Additional paid-in capital	31,215	30,446
Accumulated other comprehensive income — foreign currency translation	2,482	1,526
Accumulated deficit	(19,436)	(18,520)

Total shareholders’ equity	18,781	17,566

Total liabilities and shareholders’ equity	$38,583	$33,548

See accompanying notes to unaudited consolidated financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)
	(In thousands, except shares and per share amounts)

Net sales	$13,558	$12,666	$24,670	$23,295
Cost of sales	9,145	7,599	16,814	13,960

Gross profit	4,413	5,067	7,856	9,335

Operating expenses
Selling, general and administrative	3,868	4,967	7,541	9,497
Research and development	347	387	605	771

Total operating expenses	4,215	5,354	8,146	10,268

Operating income (loss)	198	(287)	(290)	(933)

Other income (loss)	35	80	(41)	124
Foreign currency gain (loss)	63	(116)	89	(233)
Interest expense	(275)	(138)	(488)	(262)

Total other income and interest expense	(177)	(174)	(440)	(371)

Income (loss) before income tax expense	21	(461)	(730)	(1,304)
Income tax expense	(70)	(55)	(116)	(106)

Loss before minority interest in income of consolidated subsidiary	(49)	(516)	(846)	(1,410)
Minority interest in income of consolidated subsidiary	(118)	(97)	(70)	(162)

Net loss	(167)	(613)	(916)	(1,572)
Provision for preferred stock dividends	(76)	(306)	(144)	(347)
Amortization for discount on preferred stock	—	(275)	(49)	(275)

Net loss applicable to common shareholders	$(243)	$(1,194)	$(1,109)	$(2,194)

Net loss per share applicable to common shareholders
Basic and diluted	$(0.02)	$(0.12)	$(0.11)	$(0.23)

Weighted average number of common shares and common share equivalent outstanding
Basic and diluted	9,777,499	9,671,068	9,764,467	9,636,110

See accompanying notes to unaudited consolidated financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	Six Months Ended June 30,
	2006	2005
	(Unaudited)
	(In thousands)

Cash flows from operating activities
Net loss	$(916)	$(1,572)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Deferred income taxes	16	26
Depreciation of property and equipment	675	604
Amortization of intangible assets	54	30
Amortization of deferred financing costs	141	55
Amortization of beneficial conversion feature	81	—
Amortization of the fair value of warrants	107	—
Bad debt expense	—	147
(Gain) loss on sale of fixed assets	10	(4)
Other, primarily effect of foreign currency (gain) loss	(123)	118
Minority interest	70	162
Changes in operating assets and liabilities
Increase in trade accounts receivable	(2,672)	(1,125)
Increase in other receivables	(333)	(26)
Increase in inventories	(340)	(1,465)
Increase in prepaids and other current assets	(236)	(83)
Increase in other assets	(7)	(64)
Increase (decrease) in accounts payable	(181)	1,221
Increase in accrued expenses	43	388

Net cash used in operating activities	(3,611)	(1,588)

Cash flows from investing activities
Proceeds from sale of fixed assets	2	10
Purchases of property and equipment	(119)	(303)
Investments in software development	(92)	(704)

Net cash used in investing activities	(209)	(997)

Cash flows from financing activities
Proceeds from bank borrowings and lines of credit	34,063	28,322
Principal payments on bank borrowings and lines of credit	(30,082)	(28,030)
Proceeds from issuance of preferred stock, net of costs	485	1,930
Proceeds from issuance of common stock	—	60
Payments related to financing of new line of credit	(329)	—
Payments related to financing of note payable	(74)	—
Payment of dividends on preferred stock	(57)	(88)

Net cash provided by financing activities	4,006	2,194

Effect of exchange rate changes on cash and cash equivalents	59	80

Net increase (decrease) in cash and cash equivalents	245	(311)
Cash and cash equivalents at beginning of period	807	841

Cash and cash equivalents at end of period	$1,052	$530

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$247	$125

Cash paid during the period for income taxes	$166	$64

Supplemental disclosures of non-cash investing and financing activities:
Conversion of preferred stock to common stock	$120	$340

Fair value of warrants issued for services and financing	$—	$11

Relative fair value allocated to warrants issued in connection with sale of preferred stock	$49	$275

Amortization of preferred stock beneficial conversion feature	$49	$275

Fair value of warrants issued in connection with financing of new line of credit	$590	$—

Amortization of convertible subordinated debenture beneficial conversion feature	$81	$—

Fair value of warrants issued in connection with promissory note	$48	$—

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

Through its business units and wholly owned subsidiaries, DRI manufactures, sells, and services information technology, security, and audio surveillance technology products either directly or through manufacturers representatives. DRI currently operates within two business segments: (1) the Transportation Communications segment, and (2) the Law Enforcement and Surveillance segment. Customers include municipalities, regional transportation districts, federal, state and local departments of transportation, bus manufacturers, and law enforcement agencies and organizations. The Company markets to customers located in North and South America, the Far East, the Middle East, Asia, Australia, and Europe.

(1)	BASIS OF PRESENTATION AND DISCLOSURE

The unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments and information (consisting only of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods presented.

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three and six months ended June 30, 2006, are not necessarily indicative of the results to be expected for the full fiscal year.

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

Revenue from more complex or time-spanning projects within which there are multiple deliverables including products, services, and software are accounted for in accordance with Statement of Position 97-2, “Software Revenue Recognition” and Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” depending upon the facts and circumstances unique to each project. Under each of these Statements of Position, revenue is recognized over the life of the project based upon: (1) meeting specific delivery or performance criteria or (2) the percentage of project completion achieved in each accounting period.

Service revenues are recognized upon completion of the services and include product repair not under warranty, city route mapping, product installation, training, consulting to transit authorities, and funded research and development projects. Service revenues were less than 3 percent of total revenue for the three and six months ended June 30, 2006, and 2005, but may increase in future periods due to increased post warranty repairs, retrofit installation, and other service-related and software revenues not offered in previous years.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Product Warranties

The Company provides a limited warranty for its products, generally for a period of one to three years. The Company’s standard warranties require the Company to repair or replace defective products during such warranty period at no cost to the customer. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product sales are recognized. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The following table summarizes product warranty activity during the six months ended June 30, 2006, and 2005.

	2006	2005

Balance at beginning of period	$214	$232
Addition charged to costs and expenses	98	25
Deductions	(27)	—
Foreign exchange translation (gain) loss	10	(14)

Balance at end of period	$295	$243

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and, therefore, has not retroactively adjusted results for prior periods. Under this transition method, stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Prior to the adoption of SFAS 123R, as allowed by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”), the Company recognized stock-based compensation expense in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued To Employees” (“APB 25”), and related interpretations. See Note 2 to the Unaudited Consolidated Financial Statements for a further discussion on stock-based compensation.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 defines the threshold for recognizing tax return positions in the financial statements as “more likely than not” that the position is sustainable, based on its technical merits. FIN 48 also provides guidance on the measurement, classification and disclosure of tax return positions in the financial statements. FIN 48 is effective for the Company beginning in the first quarter of 2007. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	STOCK-BASED COMPENSATION

(a)	Incentive Stock Option Plan

The Company has an incentive stock option plan for employees whereby options to purchase Common Stock are granted at no less than the stock’s estimated fair market value at the date of the grant, vest based on 3 years of continuous service, and have 5 to 10 year contractual terms. Options outstanding under this plan as of June 30, 2006 and option activity during the three and six months ended June 30, 2006 were as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at January 1, 2006	596,730	$2.58
Granted	10,000	1.28
Exercised	—	—
Forfeited	—	—
Expired	(19,000)	2.77

Outstanding at March 31, 2006	587,730	2.55	5.4	$100
Granted	45,000	1.14
Exercised	—	—
Forfeited	—	—
Expired	(40,127)	3.23

Outstanding at June 30, 2006	592,603	$2.40	5.4	$4,800

Vested and expected to vest at June 30, 2006	591,504	$2.40	5.4	$4,704
Exercisable at June 30, 2006	537,603	$2.52	5.0	—

Shares vested and expected to vest at June 30, 2006 in the table above represent shares fully vested as of June 30, 2006 plus all non-vested shares as of June 30, 2006 adjusted for the estimated forfeiture rate. The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their options on June 30, 2006. This amount changes based on the fair market value of the Company’s Common Stock. Total fair value of options vested and expensed was $2 thousand and $2 thousand, respectively, for the three and six months ended June 30, 2006.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Non-Qualified Stock Options

The Company has issued options to purchase Common Stock, primarily to non-employee members of the Board of Directors, which generally vest immediately upon grant and have 5 year contractual terms. Options outstanding as of June 30, 2006 and option activity during the three and six months ended June 30, 2006 were as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at January 1, 2006	472,570	$2.79
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding at March 31, 2006	472,570	2.79	3.5	—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(29,973)	2.82

Outstanding at June 30, 2006	442,597	$2.79	3.6	—

Vested and expected to vest at June 30, 2006	442,597	$2.79	3.6	—
Exercisable at June 30, 2006	442,597	$2.79	3.6	—

Shares vested and expected to vest at June 30, 2006 in the table above represent shares fully vested as of June 30, 2006 plus all non-vested shares as of June 30, 2006 adjusted for the estimated forfeiture rate. The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their options on June 30, 2006. This amount changes based on the fair market value of the Company’s Common Stock. No stock options vested and no expense was recorded under this plan for the three and six months ended June 30, 2006.

Under the Company’s stock option plans, options to purchase 1,655,000 shares of Common Stock have been authorized for issuance. As of June 30, 2006, options to purchase 121,833 shares of Common Stock are available for future issuance. The Company issues new shares of Common Stock upon exercise of stock options.

On November 22, 2005, the Board of Directors approved the acceleration of the vesting of all unvested stock options awarded to employees, officers and directors under our stock option plans. The decision to accelerate vesting of these stock options was made primarily to avoid recognition of compensation expense in future periods upon the adoption of SFAS 123(R). The exercise prices of all such options were in excess of the current market price of the shares on the effective date. As a result of this action, options to purchase up to 294,000 shares of Common Stock became exercisable effective December 31, 2005. The number of shares and exercise prices of the options subject to the acceleration remained unchanged.

Total compensation expense related to these plans was $2 thousand and $2 thousand, respectively for the three and six months ended June 30, 2006 and is included in selling, general and administrative expense in the accompanying Consolidated Financial Statements. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of APB 25 and, accordingly, no compensation expense was

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized for options issued under these plans. Prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with SFAS 148 as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not retroactively adjusted prior periods’ results. Under this transition method, stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs net of a forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The Company estimated the forfeiture rate for the first and second quarter of 2006 based on its historical experience since the inception of the plans. Because the accelerated vesting of stock options in the fourth quarter of 2005 resulted in all stock options granted prior to January 1, 2006 becoming exercisable effective December 31, 2005, the Company did not recognize stock-based compensation expense for stock options granted prior to January 1, 2006 during the three and six months ended June 30, 2006.

As a result of adopting SFAS 123R, the loss before income tax expense and net loss for the three and six months ended June 30, 2006 were each $2,000 higher than if we had continued to account for stock-based compensation under APB 25. Because of the minimal amount of stock-based compensation expense recognized, there was no impact on basic and diluted earnings per share for the three and six months ended June 30, 2006. Upon the adoption of SFAS 123R, tax benefits that will reduce income taxes payable resulting from tax deductions in excess of the compensation cost recognized for those options will be classified as financing cash flows. Prior to the adoption of SFAS 123R, the tax benefit of stock option exercises were classified as operating cash flows.

Had compensation expense for the stock option plans been determined using the fair value method prescribed in SFAS 123 for the three and six months ended June 30, 2005, the pro forma basic and diluted net loss per common share would have been as follows:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2005	2005
	(In thousands, except per share amounts)

Net loss applicable to common shareholders	$(1,194)	$(2,194)
Deduct: Stock based employee compensation expense determined under fair value method	(51)	(90)

Pro forma net loss applicable to common shareholders	$(1,245)	$(2,284)

Basic and diluted net loss:
As reported	$(0.12)	$(0.23)
Pro forma	$(0.13)	$(0.24)

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of stock option awards for the three and six months ended June 30, 2006 and 2005, was estimated using the Black-Scholes option pricing model with the following weighted average assumptions and fair values:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Weighted average fair value of grants	$0.66	$1.64	$0.68	$2.03
Risk-free interest rate	5.0%	4.0%	4.9%	4.2%
Expected life	7 years	7 years	7 years	7 years
Expected volatility	51%	73%	51%	94%
Expected dividends	None	None	None	None

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

As of June 30, 2006, there was $35 thousand of unrecognized stock-based compensation expense related to non-vested incentive stock option grants. That cost is expected to be recognized over a weighted-average period of 2.9 years. As of June 30, 2006, there was no unrecognized stock-based compensation expense related to non-qualified stock option grants.

(c)	Common Stock Compensation Plan

At the annual meeting of shareholders in May 2006, shareholders approved an equity-based stock compensation plan for members of the Board of Directors and certain key executive managers of the Company. The compensation plan partially compensates members of the Board of Directors and key executive management of the Company in the form of stock of the Company in lieu of cash compensation. The plan became effective on January 1, 2006 and was made available on a fully voluntary basis. The plan includes the following provisions:

In regard to compensation to non-employee members of the Board of Directors, the plan provides:

•	Regular monthly retainer fee compensation is paid 50 percent in cash and 50 percent in Common Stock, with shares payable determined as described below.

•	Shares of Common Stock payable under this plan are issued on a quarterly basis.

•	Individual directors may annually (as of each Annual Meeting of Shareholders) elect to opt in or out of the payment-in-stock provision of the plan, effective the following January 1.

In regard to compensation to key executive managers, the plan provides:

•	Each key executive manager of the Company may make the election to receive up to $1,000 per month of his/her compensation in the form of Common Stock, with shares payable determined as described below.

•	Shares of Common Stock payable under the plan are issued on a quarterly basis.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The election to participate will be on a yearly basis, effective January 1 of each year. If the election is made to participate, the commitment is for the full year, unless compelling and extenuating circumstances arise supporting doing otherwise.

The number of shares payable under this plan is determined by dividing the cash value of stock compensation by the higher of (1) the actual closing price on the last trading day of each month, or (2) the book value of the Company on the last day of each month. Fractional shares are rounded up to the next full share amount.

During the three and six months ended June 30, 2006, the Company issued 19,110 shares to individuals under this plan at an average price of $1.46 per share in lieu of $28 thousand in cash compensation.

(3)	PRINCIPLES OF CONSOLIDATION

The accompanying unaudited consolidated financial statements include the Company, its wholly owned subsidiaries, and its 50 percent owned subsidiary over which the Company has controlling authority through membership in that subsidiary’s board of directors. All significant intercompany balances and intercompany transactions have been eliminated in consolidation.

(4)	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company recorded goodwill in connection with its acquisitions of Digital Audio Corporation and Mobitec AB. The Company completed its annual goodwill and indefinite life intangible asset impairment evaluation as of December 31, 2005, and concluded that no impairment existed. In the Company’s opinion, no significant changes have occurred related to the operations or in the carrying amount of goodwill for either of the Company’s operating segments or in the composition of the Company’s acquired intangible assets and the associated accumulated amortization since December 31, 2005. Therefore, an interim impairment evaluation has not been performed by the Company since December 31, 2005. The change in goodwill from December 31, 2005 to June 30, 2006 of $759 thousand is due to foreign exchange rate fluctuation.

(5)	INVENTORIES

	June 30,	December 31,
	2006	2005
	(In thousands)

Raw materials and system components	$5,934	$5,254
Work in process	110	115
Finished goods	2,717	2,843

Total inventories	$8,761	$8,212

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	PROPERTY AND EQUIPMENT

	Estimated
	Depreciable	June 30,	December 31,
	Lives (Years)	2006	2005
		(In thousands)

Leasehold improvements	5 - 9	$239	$212
Automobiles	5	16	16
Computer and telecommunications equipment	3	1,320	1,315
Software	3	4,255	3,644
Test equipment	5	267	265
Furniture and fixtures	3 - 7	2,301	2,130
Software projects in progress		397	711

		8,795	8,293
Less accumulated depreciation and amortization		5,380	4,552

Total property and equipment, net		$3,415	$3,741

(7)	ACCRUED EXPENSES

	June 30,	December 31,
	2006	2005
	(In thousands)

Salaries, commissions, and benefits	$1,451	$1,260
Taxes — payroll, sales, income, and other	624	467
Warranties	295	214
Current portion of capital leases	21	28
Interest payable	89	34
Deferred revenue	230	475
Other accrued expenses	285	376

Total accrued expenses	$2,995	$2,854

(8)	LINES OF CREDIT AND LONG-TERM DEBT

(a)	Lines of Credit

U.S. Working Capital Line of Credit.  In March 2006, the Company entered into a two-year, asset-based lending agreement with Laurus Master Fund, Ltd. (“Laurus Credit Agreement”) to replace an existing lending agreement with LaSalle Business Credit (“LaSalle Credit Agreement”). The Laurus Credit Agreement provides up to $6.0 million in borrowings under a revolving credit facility and is secured by all tangible and intangible assets of the Company in the U.S. Borrowing availability under the Laurus Credit Agreement is based upon an advance rate equal to 90 percent of eligible accounts receivable and up to $2.0 million based upon 40 percent of eligible inventory. The interest rate on borrowings under the Laurus Credit Agreement is the Wall Street Journal prime rate (8.25 percent at June 30, 2006) plus 1.75 percent, subject to a floor of 8 percent. The Laurus Credit Agreement contains no financial covenants. Borrowings under the revolving credit facility were used to retire all outstanding debt under the LaSalle Credit Agreement and have been and will be used for general corporate purposes. At June 30, 2006, remaining borrowing availability under the revolving credit facility was approximately $1.5 million. The Company incurred expenses of $329 thousand directly attributable to executing the Laurus Credit Agreement which have been recorded as deferred financing costs and are being amortized over the two-year term of the agreement.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These deferred financing costs are included in other assets in the accompanying consolidated balance sheet as of June 30, 2006.

In conjunction with the closing of the Laurus Credit Agreement, the Company issued Laurus Master Fund Ltd. (“Laurus”) detachable warrants to purchase, at any time, 550,000 shares of Common Stock at $0.10 per share. The fair value allocated to the warrants of $590 thousand, calculated using the Black-Scholes model, has been recorded as an asset to be amortized over the two-year term of the Laurus Credit Agreement and was recorded as an increase in additional paid in capital. The unamortized balance of the fair value of the warrants was $491 thousand at June 30, 2006, of which $295 thousand was included in prepaids and other current assets and $196 thousand was included in other assets in the accompanying consolidated balance sheet. The issuance of the warrants is subject to a holding rights agreement under which Laurus will not hold greater than 4.99 percent of the Company’s outstanding Common Stock at any time. The Company is required to file a registration statement with the SEC for the warrants issued to Laurus within 120 days of funding and is required to have the registration declared effective within 150 days of funding. See Note 9 “Notes Payable” for further discussion of the warrants issued to Laurus and registration of the underlying Common Stock.

International Lines of Credit.  Mobitec AB, the Company’s wholly owned Swedish subsidiary, has agreements with banks in Sweden from which it may currently borrow up to a maximum of 19 million krona, or $2.6 million U.S., based on the June 30, 2006, exchange rate of 0.1361. Additional borrowing availability at June 30, 2006, amounted to approximately $92 thousand U.S.

Mobitec GmbH (formerly known as Transit Media-Mobitec GmbH), the Company’s wholly owned subsidiary in Germany, has an agreement with a German bank from which it may currently borrow up to a maximum of 512 thousand Euros, or $643 thousand U.S., based on the June 30, 2006, exchange rate of 1.2551. Additional borrowing availability at June 30, 2006, amounted to approximately $68 thousand U.S.

Lines of credit consist of the following:

	June 30,	December 31,
	2006	2005
	(In thousands)

Line of credit with Laurus Master Fund, dated March 16, 2006, payable in full March 16, 2008, secured by all tangible and intangible U.S. assets of the Company. Average interest rate of 9.34 percent in 2006	$4,508	$—
Line of credit with LaSalle Business Credit, dated November 6, 2003, replaced by line of credit with Laurus Master Fund in March 2006	—	3,348
Line of credit with Swedish bank dated December 31, 2005, secured by certain assets of the Swedish subsidiary, Mobitec AB, and a cash deposit. Average interest rate of 3.00 percent in 2006 and 2005	1,349	784
Line of credit with Swedish bank dated December 31, 2005, secured by accounts receivable of the Swedish subsidiary, Mobitec AB, with an average interest rate of 3.85 percent in 2006 and 2005	1,144	404
Line of credit with German bank dated June 23, 2004, secured by accounts receivable and inventory of the German subsidiary, Mobitec GmbH (formerly known as Transit Media-Mobitec GmbH), with an average interest rate of 3.86 and 3.32 percent in 2006 and 2005, respectively	575	464

Total lines of credit	$7,576	$5,000

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Long-Term Debt

Long-term debt consists of the following:

	June 30,	December 31,
	2006	2005
	(In thousands)

Note payable to a Swedish bank, dated June 28, 2001, payable in 20 quarterly installments of $140 thousand including interest at 5.35 percent. Note collateralized by stock of Swedish holding company and consolidated subsidiary	$153	$418
Convertible debenture to a director dated August 26, 2002, payable in full August 26, 2009, with an interest rate of 8 percent	250	250
Unsecured subordinated promissory note to a director dated July 25, 2005, repaid as of March 31, 2006	—	2
Automobile note, dated October 25, 2005, payable in monthly installments, with an interest rate of 8 percent, due October 25, 2008	10	12
Unsecured note payable to an investor, dated December 5, 2005, retired by the issuance of Series I Preferred stock in March 2006	—	503

Total long-term debt	413	1,185
Less current portion	407	1,177

	6	8
Long-term portion of capital leases	49	60

Total long-term debt and capital leases, less current portion	$55	$68

(9)	NOTES PAYABLE

On April 28, 2006, the Company, along with certain of its subsidiaries, entered into a Securities Purchase Agreement with Laurus whereby the Company issued a one-year, secured term promissory note in the original principal amount of $1.6 million (the “Note”). The Note bears interest at an annual rate of 10 percent, with interest payable monthly in arrears, and matures April 28, 2007. The Note is secured by all U.S. assets of the Company pursuant to the Security Agreement executed as part of the Laurus Credit Agreement entered into in March 2006 (see Note 8, “Lines of Credit and Long-term Debt”), which was extended to cover the Note. In addition, the Note carries a $160 thousand fee upon payment of the Note, whether the Note is paid on or prior to the maturity date. The fee is being recognized ratably over the one-year term of the Note.

As part of the financing, the Company granted Laurus warrants to purchase, at any time during a seven-year period, 80,000 shares of Common Stock at an exercise price of $2.00 per share (the “Warrants”). The fair value allocated to the warrants of $49 thousand, calculated using the Black-Scholes model, has been recorded as a contra-liability to be amortized over the one-year term of the Note agreement and was recorded as an increase in additional paid in capital. The unamortized balance of the fair value of the warrants was $40 thousand at June 30, 2006. Laurus agreed to a 12-month lock-up on trading of the Common Stock underlying the Warrants as well as on the warrants to purchase 550,000 shares of Common Stock previously issued to Laurus in connection with the Laurus Credit Agreement entered into in March 2006. The Company agreed to register the shares of Common Stock issuable upon exercise of the Warrants with the Securities and Exchange Commission pursuant to an Amended and Restated Registration Rights Agreement entered into as part of this financing and which supercedes the Registration Rights Agreement previously entered into in March 2006 in connection with the Laurus Credit Agreement. Pursuant to the Amended and Restated Registration Rights Agreement, the Company must file a registration statement with respect to the shares of Common Stock issuable upon exercise of the Warrants within 120 days of April 28, 2006 and to use our best efforts to cause the registration statement to become effective within 150 days of April 28, 2006. The

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company filed a registration statement with respect to the shares of Common Stock issuable upon exercise of the 630,000 warrants issued to Laurus with the Securities and Exchange Commission on May 15, 2006, and the registration was declared effective on May 23, 2006.

Fees and expenses related to the Note and issuance of the Warrants totaled approximately $80 thousand, netting proceeds to the Company of approximately $1.5 million, which will be used for general corporate purposes. The related fees and expenses have been recorded as deferred financing costs and are being amortized over the one-year term of the Note. These deferred financing costs are included in other assets in the accompanying consolidated balance sheet as of June 30, 2006.

On May 30, 2006, Mobitec AB obtained a loan from a Swedish bank for 2 million krona or $272 thousand U.S. (based on the June 30, 2006, exchange rate of 0.1361). The loan is payable in full on September 30, 2006 with an interest rate of 4.50 percent and is secured by stock of DRI’s Swedish holding company subsidiary, DRI-Europa AB, and its consolidated subsidiary, Mobitec AB.

(10)	PREFERRED STOCK

The Company’s preferred stock consists of 5,000,000 authorized shares, par value $.10 per share, 20,000 shares of which are designated as Series AAA Redeemable, Nonvoting, Convertible Preferred Stock (“Series AAA Preferred”), 500 shares of which are designated as Series E Redeemable, Nonvoting, Convertible Preferred Stock (“Series E Preferred”), 400 shares of which are designated as Series F Convertible Preferred Stock (“Series F Preferred”), 600 shares of which are designated as Series G Redeemable, Convertible Preferred Stock (“Series G Preferred”), 600 shares of which are designated as Series H Redeemable, Convertible Preferred Stock (“Series H Preferred”), 200 shares of which are designated as Series I Redeemable, Convertible Preferred Stock (“Series I Preferred”), and 4,977,700 shares of which remain undesignated. As of June 30, 2006, we had outstanding 178 shares of Series AAA Preferred, 183 shares of Series E Preferred, 357 shares of Series G Preferred, 50 shares of Series H Preferred, and 100 shares of Series I Preferred. There are no shares of Series F Preferred outstanding.

In February 2006, 24 shares of Series E Preferred with a liquidation value of $120 thousand were converted into 39,994 shares of the Company’s Common Stock.

In March 2006, the Company sold an aggregate of 100 shares of its Series I Preferred, par value $.10 per share, to an outside investor pursuant to a share purchase agreement. The combined purchase price for the shares was $500 thousand. Upon issuance of the Series I Preferred, funds received by the Company in December 2005 from the investor in advance of the sale of the Series I Preferred and held in the trust account of the Company’s outside legal counsel were released to the Company. The funds, net of issuance expenses of $15 thousand, were used for general corporate purposes. In connection with the sale of the Series I Preferred, the Company issued to the investor warrants to purchase an aggregate of 93,750 shares of the Company’s Common Stock at an exercise price of $1.60 per share. The warrants are exercisable at any time for a period of five years after issuance. The relative fair value allocated to the warrants of $49 thousand, calculated using the Black-Scholes model, has been treated as a discount to the Series I Preferred and was recorded as an increase in additional paid in capital. The issuance of the warrants resulted in a beneficial conversion feature of the Series I Preferred valued at $49 thousand which was recorded as deemed preferred dividends as the shares were immediately convertible.

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

A convertible subordinated debenture in the amount of $250 thousand dated August 26, 2002, is payable to a shareholder and member of the Board of Directors, and is due in full August 26, 2009, if not sooner redeemed or converted, with annual interest at 8 percent. The issuance of the Series I Preferred Stock caused the conversion rate on the debenture held by the shareholder and director to change in accordance with the original terms of the debenture, which include anti-dilution provisions, from $2.00 per share to $1.60 per share, resulting in a potential increase of 31,250 additional shares of common stock. The decrease in conversion price resulted in a beneficial conversion feature of the debenture valued at $81 thousand which was treated as a discount to the debenture and was recorded as an increase in additional paid in capital. As the debenture is immediately convertible, the full amount of the discount was amortized and recorded as interest expense for the three months ended March 31, 2006.

(11)	PER SHARE AMOUNTS

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

No recognition was given to potentially dilutive securities aggregating 4,527,222 and 3,576,605 shares as of June 30, 2006 and 2005, respectively. Due to the net loss applicable to common shareholders in those periods, such securities would have been anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Weighted average shares oustanding — Basic and Diluted	9,777,499	9,671,068	9,764,467	9,636,110

(12)	TRANSLATION OF FOREIGN CURRENCY

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

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13)	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three and six months ended June 30, 2006 and 2005 consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net loss	$(167)	$(613)	$(916)	$(1,572)
Foreign currency translation adjustment	672	(993)	956	(1,933)

Total comprehensive income (loss)	$505	$(1,606)	$40	$(3,505)

(14)	RELATED PARTY TRANSACTIONS

In the second quarter of 2006, the Company retained Gilbert Tweed Associates, Inc., an executive search firm located in New York City, to perform executive recruiting services related to the Company’s current search for a Chief Operating Officer. Ms. Stephanie Pinson, a director of DRI, is President and COO of Gilbert Tweed Associates, Inc. The Company incurred recruiting fees and out-of-pocket expenses in the amount of $46 thousand during the three months ended June 30, 2006 for services rendered by Gilbert Tweed Associates, Inc., all of which is recorded in accounts payable in the accompanying consolidated balance sheet as of June 30, 2006.

(15)	SEGMENT INFORMATION

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)

Net sales
Transportation communications	$12,960	$12,410	$23,715	$22,669
Law enforcement and surveillance	598	256	955	626
Parent entities (Corporate overhead)	—	—	—	—

	$13,558	$12,666	$24,670	$23,295

Operating income (loss)
Transportation communications	$1,572	$1,248	$2,407	$1,991
Law enforcement and surveillance	160	(69)	121	(69)
Parent entities (Corporate overhead)	(1,534)	(1,466)	(2,818)	(2,855)

	$198	$(287)	$(290)	$(933)

Geographic information — net sales
North America	$7,835	$6,763	$14,096	$12,121
Europe	3,190	3,688	5,707	7,276
Asia-Pacific	811	906	1,842	1,792
Middle East	331	147	748	154
South America	1,391	1,162	2,277	1,952

	$13,558	$12,666	$24,670	$23,295

	June 30,	December 31,
	2006	2005

Long-lived assets
North America	$4,093	$4,156
Europe	11,139	10,357
Asia-Pacific	29	27
South America	182	176

	$15,443	$14,716

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16)	INCOME TAXES

As a result of its net operating loss carryforwards, the Company has significant deferred tax assets. SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), requires a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

Accordingly, the Company recorded a benefit of $0 and $494 thousand resulting from its taxable loss during the three and six months ended June 30, 2006 and simultaneously recorded a valuation allowance equal to the benefit. The Company’s total deferred tax assets as of June 30, 2006, are $6.7 million and its deferred tax valuation allowance is $6.5 million. In addition, as a result of its equity transactions during 2004, the Company has determined its ability to use its net operating loss carryforwards and related tax benefits in any single year is limited under the Internal Revenue Code.

The Company’s income tax expense of $116 thousand for the six months ended June 30, 2006, is comprised of deferred tax expense of $16 thousand and $128 thousand arising from domestic and foreign tax jurisdictions, respectively, offset by current tax benefits of $28 thousand arising from foreign tax jurisdictions. The Company’s effective tax rate of (15.0) percent for the six months ended June 30, 2006, was different than the expected statutory tax benefit rate of 35 percent primarily due to recording 100 percent valuation allowance on U.S. deferred tax assets offset by the effect of U.S. state income tax benefits.

(17)	SUBSEQUENT EVENT

Mr. David N. Pilotte, who served as the Company’s Chief Financial Officer until June 9, 2006, has stated an intention to arbitrate a claim for unpaid severance, liquidated damages, and costs and attorney’s fees under his employment agreement over and above the amount of severance the Company believes is due and owing to Mr. Pilotte. The Company believes these claims are without merit and does not believe the matter will have a material impact on the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT ARE IN ITEM 1 OF THIS DOCUMENT AND THE 2005 ANNUAL REPORT ON FORM 10-K.

Business — General

Through its business units and wholly owned subsidiaries, DRI designs, manufactures, sells, and services information technology, security, and audio surveillance technology products either directly or through manufacturer’s representatives. DRI currently operates within two business segments: (1) the Transportation Communications segment and (2) the Law Enforcement and Surveillance segment.

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

The following table sets forth the percentage of our revenues represented by certain items included in our Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.5	60.0	68.2	59.9

Gross profit	32.5	40.0	31.8	40.1

Operating expenses:
Selling, general and administrative	28.5	39.2	30.6	40.8
Research and development	2.6	3.1	2.5	3.3

Total operating expenses	31.1	42.3	33.1	44.1

Operating income (loss)	1.4	(2.3)	(1.3)	(4.0)
Other expense, foreign currency translation and interest	(1.3)	(1.4)	(1.8)	(1.6)

Loss before income tax expense	0.2	(3.7)	(3.1)	(5.6)
Income tax expense	(0.5)	(0.4)	(0.5)	(0.5)

Loss before minority interest in income (loss) of consolidated subsidiary	(0.3)	(4.1)	(3.6)	(6.1)
Minority interest in consolidated subsidiary	(0.9)	(0.8)	(0.3)	(0.7)

Net loss	(1.2)%	(4.9)%	(3.9)%	(6.8)%

COMPARISON OF OUR RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

Net Sales and Gross Profit.  Our net sales for the three months ended June 30, 2006, increased $892 thousand or 7.0 percent, from $12.7 million for the three months ended June 30, 2005, to $13.6 million for the three months ended June 30, 2006. Our gross profit for the three months ended June 30, 2006, decreased $654 thousand, or 12.9 percent, from $5.1 million for the three months ended June 30, 2005, to $4.4 million for the three months ended June 30, 2006. Following is a discussion of these changes in net sales and gross profit by segment.

Transportation Communications Segment.  For the three months ended June 30, 2006, sales of our transportation communications segment increased $550 thousand, or 4.4 percent, from $12.4 million for the three months ended June 30, 2005, to $13.0 million for the three months ended June 30, 2006. The increase resulted from higher U.S. domestic sales of $471 thousand and an increase in sales by our foreign subsidiaries of $79 thousand. The increase in international sales resulted from higher sales in the South-American and Asian-Pacific markets that were partially offset by lower sales in the European market and is inclusive of an increase due to foreign currency fluctuations for the period ended June 30, 2006 of approximately $150 thousand. The decrease in sales in the European market was primarily caused by shortages in aluminum extrusion materials supplied by vendors to our European subsidiaries. Because of delays in receiving these materials during the second quarter, our fulfillment and delivery of certain customer orders was delayed. This problem was substantially resolved in the latter part of the second quarter. Despite the decline in sales in the second quarter, our backlog in the European market is strong and expected to grow. In the coming quarters in 2006 and 2007, we expect to fulfill and recognize revenue on substantially all the orders delayed in the second quarter due to the aluminum shortage.

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

The increase in U.S. sales for the quarter ended June 30, 2006, as compared to the quarter ended June 30, 2005, was a result of higher OEM sales partially offset by lower spare part sales. The increase in sales in the second quarter of 2006 is consistent with the apparent turn-around in the U.S. transit market due to the impact of new transit funding legislation passed into law in August 2005. In the second quarter of 2005, the U.S. public transportation market was still operating on short-term extensions of the previous transit funding legislation, which we believe created long-term funding uncertainties and consequently disrupted the transit market. We believe the passage of the new legislation and the resulting funding could potentially create more opportunities for our products and services. Additionally, the Company recognized revenue on several long-term projects which had begun in the third and fourth quarters of 2005 and which were completed in the second quarter of 2006.

Our transportation communications segment gross profit for the three months ended June 30, 2006, of $4.1 million, decreased $863 thousand, or 17.2 percent, from $5.0 million for the three months ended June 30, 2005. As a percentage of segment sales, our gross profit was 32.0 percent of our net segment sales for the three months ended June 30, 2006, as compared to 40.4 percent for the three months ended June 30, 2005. The net decrease in gross profit was attributed to a decrease in foreign gross profits of $557 thousand and a decrease in U.S. domestic gross profits of $306 thousand resulting primarily from changes in production and service-related costs as described in the following paragraphs.

The U.S. gross profit as a percentage of sales for the three months ended June 30, 2006, was 31.9 percent as compared to 38.8 percent for the three months ended June 30, 2005. This decrease primarily resulted from the reassignment of personnel previously in selling, general and administrative roles to production and service-related roles.

The international gross profit as a percentage of sales for the three months ended June 30, 2006, was 32.0 percent as compared to 42.8 percent for the three months ended June 30, 2005. As our U.S. domestic subsidiaries did in 2005, in 2006 our foreign subsidiaries began reassigning certain personnel to production and service-related roles. These production and service related costs have contributed to the decrease in the international gross margins.

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

Law Enforcement and Surveillance Segment.  For the three months ended June 30, 2006, sales for our law enforcement and surveillance segment increased $342 thousand or 133.9 percent, from $256 thousand for the three months ended June 30, 2005, to $598 thousand for the three months ended June 30, 2006. The increased sales in the second quarter of 2006 are due to fulfillment of a significant order of audio processing and other specialized equipment, including DAC’s CARDINAL and PCAP II Plus audio filter products, to a U.S. federal law enforcement agency.

The segment gross profit for the three months ended June 30, 2006, increased $208 thousand, or 350.9 percent, from $59 thousand for the three months ended June 30, 2005, to $268 thousand for the three months ended June 30, 2006. As a percentage of segment sales, our gross profit was 44.8 percent of our net segment sales for the three months ended June 30, 2006, as compared to 23.2 percent during the three months ended June 30, 2005. The increase in gross margin is partially attributed to variation in sales mix between the second quarter of 2005 and the second quarter of 2006. In the second quarter of 2006, we had fewer sales of product containing purchased components, which yield lower margins, than in the second quarter of 2005. Additionally, there was an increase in sales to a U.S. federal law enforcement agency, which yield higher gross margins to the Company, in the second quarter of 2006 . We believe improvement in our gross profit percentage is dependent upon overall economic and competitive conditions in the law enforcement and surveillance sector, introduction of new technology products, and the continued success of our ongoing cost-reduction programs.

Selling, General and Administrative.  Our selling, general and administrative expenses for the three months ended June 30, 2006 of $3.9 million, decreased $1.1 million, or 22.1 percent, from $5.0 million for the three months ended June 30, 2005. This decrease principally resulted from the reassignment of personnel previously in selling, general and administrative roles to production and service-related roles. Additionally, this decrease is due to a $159 thousand reduction in bad debt expense and a $190 thousand reduction in public company costs, which include legal, audit and printing fees.

As a percentage of our net sales, these expenses were 27.7 percent for the three months ended June 30, 2006, and 39.2 percent for the three months ended June 30, 2005. The decrease as a percentage of sales is due to the leveraging effect of the increase in sales, as well as lower general and administrative expenses in total dollars.

Research and Development Expenses.  Our research and development expenses of $347 thousand for the three months ended June 30, 2006, represented a decrease of $40 thousand, or 10.3 percent, from $387 thousand for the three months ended June 30, 2005. This category of expense includes internal engineering personnel and outside engineering expense for software and hardware development, sustaining product engineering, and new product development. This expense, as a percentage of net sales, decreased from 3.1 percent for the three months ended June 30, 2005, to 2.6 percent for the three months ended June 30, 2006.

During the three months ended June 30, 2006, salaries and related costs of certain engineering personnel who were used in the development of software met the capitalization criteria of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” The total amount of personnel and other expense capitalized in the three months ended June 30, 2006, was $330 thousand as compared to $341 thousand for the three months ended June 30, 2005.

Operating Income (Loss).  The net change in our operating loss for the three months ended June 30, 2006, was an increase of $485 thousand from a net operating loss of $287 thousand for the three months ended June 30, 2005, to net operating income of $198 thousand for the three months ended June 30, 2006. The increase in operating income is due to higher sales, lower selling, general and administrative expenses, and lower research and development costs offset by higher cost of sales as previously described.

Other Income, Foreign Currency Gain (Loss), and Interest Expense.  Other income and interest expense increased $3 thousand from $174 thousand for the three months ended June 30, 2005 to $177 thousand for the three months ended June 30, 2006 due to a decrease of $45 thousand in other income (loss), an increase of $179 thousand in foreign currency gain (loss), and an increase of $137 thousand in interest expense. The increase in interest expense is due to the amortization of discount on the Laurus line of credit of $74 thousand, amortization of the loan fee on the note payable with Laurus Master Fund of $28 thousand, and increases in the amount of borrowings on our credit facilities and in the amount of short-term debt.

Income Tax Expense.  Net income tax expense, consisting primarily of net deferred tax expense, was $70 thousand for the three months ended June 30, 2006, as compared with a net income tax expense of $55 thousand for the three months ended June 30, 2005. The tax expense for the three months ended June 30, 2006 consisted of $14 thousand arising from U.S. federal and state jurisdictions and $56 thousand arising from foreign jurisdictions.

Net Loss Applicable to Common Shareholders.  The net change in our net loss applicable to common shareholders for the three months ended June 30, 2006, was a decrease of $951 thousand from a net loss of $1.2 million for the three months ended June 30, 2005, to a net loss of $243 thousand for the three months ended June 30, 2006.

COMPARISON OF OUR RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

Net Sales and Gross Profit.  Our net sales for the six months ended June 30, 2006, increased $1.4 million or 5.9 percent, from $23.3 million for the six months ended June 30, 2005, to $24.7 million for the six months ended June 30, 2006. Our gross profit for the six months ended June 30, 2006, decreased $1.5 million, or 15.8 percent, from $9.3 million for the six months ended June 30, 2005, to $7.8 million for the six months ended June 30, 2006. Following is a discussion of these changes in net sales and gross profit by segment.

Transportation Communications Segment.  For the six months ended June 30, 2006, sales of our transportation communications segment increased $1.0 million, or 4.6 percent, from $22.7 million for the six months ended June 30, 2005, to $23.7 million for the six months ended June 30, 2006. The increase resulted principally from higher U.S. domestic sales of $1.1 million offset by lower sales of $25 thousand from our foreign subsidiaries. The decrease in international sales resulted from higher sales in the South-American and Asian-Pacific markets that were partially offset by lower sales in the European market and is inclusive of a decrease due to foreign currency fluctuations for the period ended June 30, 2006 of approximately $66 thousand. The decrease in sales in the European market primarily occurred in the second quarter of 2006 when shortages in aluminum extrusion materials supplied by vendors to our European subsidiaries delayed the delivery of customer orders. This problem was substantially resolved in the latter part of the second quarter. Despite the decline in sales in the second quarter, our backlog in the European market is strong and expected to grow. In the coming quarters of 2006 and 2007, we expect to fulfill and recognize revenue on substantially all the orders delayed in the second quarter due to the aluminum shortage.

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

The increase in U.S. sales for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005, was a result of higher OEM sales partially offset by lower spare part sales and recognizing revenue on long-term projects that began in 2005. The increase in sales in 2006 is consistent with the apparent turn-around in the U.S. transit market due to the impact of new transit funding legislation passed into law in August 2005. In the second quarter of 2005, the U.S. public transportation market was still operating on short-term extensions of the previous transit funding legislation, which we believe created long-term funding uncertainties and consequently disrupted the transit market. We believe the passage of the new legislation and the resulting funding could potentially create more opportunities for our products and services. During the third and fourth quarters of 2005, we entered into sales agreements for projects including hardware, engineering services, and installation services that spanned longer time periods than previous projects and placed additional demands on our limited engineering resources. As such, a significant percentage of the revenue from these longer-term projects was recognized in the first and second quarters of 2006.

Our transportation communications segment gross profit for the six months ended June 30, 2006 of $7.5 million decreased $1.6 million, or 17.8 percent, from $9.1 million for the six months ended June 30, 2005. As a percentage of segment sales, our gross profit was 31.5 percent of our net segment sales for the six months ended June 30, 2006, as compared to 40.1 percent for the six months ended June 30, 2005. The decrease in gross profit was attributed to a decrease in foreign gross profits of $819 thousand and a decrease in U.S. domestic gross profits of $795 thousand resulting primarily from changes in production and service-related costs as described in the following paragraphs.

The U.S. gross profit as a percentage of sales for the six months ended June 30, 2006, was 28.5 percent as compared to 37.9 percent for the six months ended June 30, 2005. This decrease primarily resulted from the reassignment of personnel previously in selling, general and administrative roles to production and service-related roles.

The international gross profit as a percentage of sales for the six months ended June 30, 2006, was 35.0 percent as compared to 42.4 percent for the six months ended June 30, 2005. As our U.S. domestic subsidiaries did in 2005, in 2006 our foreign subsidiaries began reassigning certain personnel to production and service-related roles. These production and service related costs have contributed to the decrease in the international gross margins.

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

Law Enforcement and Surveillance Segment.  For the six months ended June 30, 2006, sales for our law enforcement and surveillance segment increased $329 thousand or 52.6 percent, from $626 thousand for the six months ended June 30, 2005, to $955 thousand for the six months ended June 30, 2006. The increased sales are due primarily to fulfillment of a significant order of audio processing and other specialized equipment, including DAC’s CARDINAL and PCAP II Plus audio filter products, to a U.S. federal law enforcement agency in the second quarter of 2006.

The segment gross profit for the six months ended June 30, 2006, increased $135 thousand, or 56.1 percent, from $241 thousand for the six months ended June 30, 2005, to $376 thousand for the six months ended June 30, 2006. As a percentage of segment sales, our gross profit was 39.4 percent of our net segment sales for the six months ended June 30, 2006, as compared to 38.5 percent during the six months ended June 30, 2005. The increase in gross margin is partially attributed to variation in sales mix between 2005 and 2006 whereby we had fewer sales of product containing purchased components, which yield lower margins, in 2006 than in 2005. Additionally, there was an increase in sales to a U.S. federal law enforcement agency, which yield higher gross margins to the Company. These increases were offset by the Company incurring incremental direct costs along with related overhead costs as cost of sales. We incurred these incremental direct and overhead costs increasingly throughout 2005 and into 2006, resulting in the offsetting decrease in gross margins.

We believe improvement in our gross profit percentage is dependent upon overall economic and competitive conditions in the law enforcement and surveillance sector, introduction of new technology products, and the continued success of our ongoing cost-reduction programs.

Selling, General and Administrative.  Our selling, general and administrative expenses for the six months ended June 30, 2006 of $7.5 million, decreased $2.0 million, or 20.6 percent, from $9.5 million for the six months ended June 30, 2005. This decrease principally resulted from the reassignment of personnel previously in selling, general and administrative roles to production and service-related roles. Additionally, this decrease is due to a $243 thousand reduction of public company costs, which include legal, audit and printing fees, a reduction of bad debt expense of $169 thousand, and a decrease in employee recruiting and training expenses of $95 thousand. These expense reductions were partially offset by an increase in bank related fees of $145 thousand, an increase in promotion and advertising expenses of $132 thousand and an increase in travel related expenses of $116 thousand.

As a percentage of our net sales, these expenses were 30.1 percent for the six months ended June 30, 2006, and 40.8 percent for the six months ended June 30, 2005. The decrease as a percentage of sales is due to the leveraging effect of the increase in sales, as well as lower general and administrative expenses in total dollars.

Research and Development Expenses.  Our research and development expenses of $605 thousand for the six months ended June 30, 2006, represented a decrease of $166 thousand, or 21.5 percent, from $771 thousand for the six months ended June 30, 2005. This category of expense includes internal engineering personnel and outside engineering expense for software and hardware development, sustaining product engineering, and new product development. This expense, as a percentage of net sales, decreased from 3.3 percent for the six months ended June 30, 2005, to 2.4 percent for the six months ending June 30, 2006.

During the six months ended June 30, 2006, salaries and related costs of certain engineering personnel who were used in the development of software met the capitalization criteria of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” The total amount of personnel and other expense capitalized in the six months ended June 30, 2006, was $642 thousand as compared to $704 thousand for the six months ended June 30, 2005.

Operating Income (Loss).  Our operating loss for the six months ended June 30, 2006, decreased $643 thousand from an operating loss of $933 thousand for the six months ended June 30, 2005, to an operating loss of $290 thousand for the six months ended June 30, 2006. The decrease in net loss is due to higher sales, lower selling, general and administrative expenses, and lower research and development costs offset by higher cost of sales as previously described.

Other Income, Foreign Currency Gain (Loss), and Interest Expense.  Other income and interest expense increased $69 thousand from $371 thousand for the six months ended June 30, 2005 to $440 thousand for the six months ended June 30, 2006 due to a decrease of $165 thousand in other income (loss), an increase of $322 thousand in foreign currency gain (loss), and an increase of $226 thousand in interest expense. The increase in interest expense is due to the amortization of discount on the Laurus line of credit of $98 thousand, the amortization of discount on the Series I Preferred of $81 thousand, amortization of the loan fee on the note payable with Laurus Master Fund of $28 thousand, and increases in the amount of borrowings on our credit facilities and in the amount of short-term debt.

Income Tax Expense.  Net income tax expense, consisting primarily of net deferred tax expense, was $116 thousand for the six months ended June 30, 2006, as compared with a net income tax expense of $106 thousand for the six months ended June 30, 2005. The tax expense for the six months ended June 30, 2006 consisted of $16 thousand arising from U.S. federal and state jurisdictions and $100 thousand arising from foreign jurisdictions.

Net Loss Applicable to Common Shareholders.  The net change in our net loss applicable to common shareholders for the six months ended June 30, 2006, was a decrease of $1.1 million from a net loss of $2.2 million for the six months ended June 30, 2005, to a net loss of $1.1 million for the six months ended June 30, 2006.

Future Outlook

Recent Legislation and Transit Funding Developments.  In the U.S., the Transportation Equity Act for the 21st Century (“TEA-21”) was a $41 billion, six-year federal funding initiative. TEA-21 expired in third quarter 2003 and was temporarily extended through a series of legislative Continuing Resolutions pending the anticipated enactment of new long-term legislation. U.S. public transportation operated for over two years with the uncertainties created by the short-term extensions of TEA-21, which provided funding to transit agency customers serviced by the Company. On August 10, 2005, new legislation, the Safe, Accountable, Flexible, Efficient, Transportation Equity Act — A Legacy for Users (“SAFETEA-LU”), was signed into law by President Bush and is the primary program funding the U.S. public surface transit market at the federal level. SAFETEA-LU promotes the development of modern, expanded, intermodal public transit systems nationwide and also designates a wide range of tools, services, and programs intended to increase the capacity of the nation’s mobility systems. SAFETEA-LU guarantees a record level $52.6 billion in funding for public transportation through fiscal year 2009, which, according to American Public Transportation Association (“APTA”) staff, would represent a 45.3 percent increase over comparable funding in the prior legislation.

According to APTA, the U.S. House of Representatives approved bill H.R. 5576 on June 14, 2006, which funds Federal Transit Administration programs at $8.979 billion for fiscal year 2007. This represents a record-high level of funding and is approximately $4 million above the amount authorized and guaranteed by SAFETEA-LU for fiscal year 2007 and a 5.6 percent increase over the final amount appropriated for fiscal year 2006. Though federal funding was available during the two years prior to the enactment of SAFETEA-LU, we believe the underlying longer-term funding uncertainties had been a source of significant market disruption. We believe elimination of the uncertainty that impacted the market during the two years prior to the enactment of SAFETEA-LU and the record-high funding increases for transit, if sustained through the full process, may lead to more robust market opportunities for our products and services as we enter 2007.

Public Transit Industry Trends.  At the APTA Bus & Paratransit Conference held April 30 — May 3, 2006, APTA announced U.S. public transportation ridership has increased approximately 22 percent over the past 10 years. According to APTA, in a report released in July 2006, public transportation ridership in the U.S. grew by 4.25% in the first quarter of 2006 compared to the same period in 2005. APTA also reported nearly 2.5 billion trips were taken on public transportation in the first quarter of 2006 and all modes of public transportation showed ridership increases. The increasing ridership spawns additional opportunity to sell our products and services. Further, some bus manufacturers are increasing line build rates and our backlog is growing. All of this underscores our belief that the U.S. transit market is experiencing an uptrend.

According to various industry participants at the 2006 APTA Bus & Paratransit Conference, the U.S. market weakness of the past few years is roughly quantified as being a decline of 20 percent to nearly 50 percent. APTA’s published statistics indicate that, from a high of 11,000 bus vehicles in 2001, new federally funded mass transit passenger bus vehicle deliveries dropped to about 4,700 in 2005 (based on preliminary 2005 data). New bus build activity is a primary U.S.-served market for our mass transit security, vehicle location, and communications system products. The bus build data from 2005 further underscores the negative impact caused by Congress’ failure for more than two years to pass the much needed reauthorization legislation that provides a substantial part of U.S. funding to build mass transit vehicles. With new funding authorized through the passage of SAFETEA-LU, we believe we are now seeing those negative trends reversing to produce growth in our fundamental U.S.-served market.

The increase in fuel prices throughout 2005 and into the current period, we believe, has also had an effect on the public transit industry. APTA President William W. Millar recently said that then U.S. Department of Transportation Secretary Norman Mineta should be congratulated for “encouraging greater transit use as a way to beat high gas prices.” We believe the U.S. will benefit from reduced congestion, improved air quality, and decreased dependency on foreign oil as a direct result of using public transportation. The increased demand for public transportation brings us opportunities to secure more orders.

In the past, when ridership has increased primarily due to high fuel prices, there has been a tendency for ridership declines after those prices settled down. We are watching the present long-term trends very closely and it preliminarily appears that those past patterns may not be occuring. If that ultimately turns out to be a valid observation, then we can say that the fundamental drivers of ridership are strengthening around such factors as personal preference, efficiency, and convenience on top of economics. We are cautious in regard to these short-term indicators. However, we believe the trends are moving in this direction.

Product Enhancements, New Products, and Other Factors.  Because we believe technological advances are necessary to maintain and improve product lines and, thus, market position, we expect to continue to invest resources on research and development projects as technology, market demands, and other factors dictate. Because of our research and development spending, we may experience fluctuations in operating results because costs may be incurred in periods prior to the related or resulting sales, and because research and development costs fluctuate in accordance with projects undertaken. DRI is committed to the continued technological enhancement of all its products and to the development or acquisition of products having related applications. However, continued development of any individual product is dependent upon product acceptance in the market place. DRI’s objective is to develop products that are considered high quality, technologically advanced, cost competitive, and capable of capturing a significant share of the applicable market. Product development based upon advanced technologies is one of the primary means by which management differentiates DRI from its competitors.

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

Long-Term Outlook.  We believe that a combination of initiatives launched in the past two years, product enhancements, new products, new serviced markets, alliances, intensified sales and marketing efforts, and additional transit security-related product and service offerings, when combined with the recent funding legislation, may position us to attain significant growth over the coming three years. While we previously estimated that growth into the $85 million to $95 million-plus revenue range was possible by the end of 2008, we are presently re-assessing those projections to include consideration of our actual results for the first half of fiscal 2006, and the timing of the new U.S. market federal funding legislation. At that level of revenue, in conjunction with internal cost management initiatives underway, we expect profitability, but can offer no assurances related to levels of revenue or profitability. This discussion of our future outlook is further qualified and limited by those risks and assumptions discussed in Part II, Item 1A “Risk Factors” in this Quarterly Report.

OUR LIQUIDITY AND CAPITAL RESOURCES

For the Six months Ended June 30, 2006 and 2005

Our operating activities used net cash of $3.6 million and $1.6 million for the six months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006, net cash used primarily resulted from a net loss of $916 thousand, an increase in accounts receivable of $2.7 million, an increase in other receivables of $333 thousand, an increase in inventories of $340 thousand an increase in prepaid and other assets of $243 thousand, and a decrease in accounts payable of $181 thousand. Sources of cash primarily resulted from an increase in accrued expenses of $43 thousand. Non-cash expense items totaling $1.0 million were for deferred taxes, depreciation and amortization, loss on sale of fixed assets, and minority interest, partially offset by a gain on foreign currency translation.

Our investing activities used cash of $209 thousand and $997 thousand for the six months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, the primary uses of cash were for expenditures relating to internally developed software and purchases of computer, test, and office equipment. We do not anticipate any significant change in expenditures for or sales of capital equipment in the near future.

Our financing activities provided net cash of $4.0 million and $2.2 million for the six months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006, our primary sources of cash were from borrowings under asset-based lending agreements for both our U.S and our foreign subsidiaries, and from the issuance of Series I Preferred. Our primary uses of cash for financing activities were payment of financing costs related to the new asset-based lending agreements of $403 thousand, and payment of dividends and repayment of borrowings under the asset-based lending agreements of $57 thousand and $30.1 million, respectively. Cash provided by financing activities for the six months ended June 30, 2006, was primarily used to repay the asset-based lending agreement with LaSalle and fund working capital requirements.

Credit Agreements

Lines of credit consist of the following revolving credit agreements, the proceeds of which are used to fund working capital requirements.

U.S. Working Capital Line of Credit.  In March 2006, the Company entered into a two-year asset-based lending agreement with Laurus to replace an existing lending agreement with LaSalle Business Credit (“LaSalle

Credit Agreement”). The Laurus Credit Agreement provides up to $6.0 million in borrowings under a revolving credit facility and is secured by all tangible and intangible assets of the Company in the U.S. and Canada. Borrowing availability under the Laurus Credit Agreement is based upon an advance rate equal to 90 percent of eligible accounts receivable and up to $2.0 million based upon 40 percent of eligible inventory. The interest rate on borrowings under the Laurus Credit Agreement is the Wall Street Journal prime rate (8.25 percent at June 30, 2006) plus 1.75 percent, subject to a floor of 8 percent. The Laurus Credit Agreement contains no financial covenants. Borrowings under the revolving credit facility were used to retire all outstanding debt under the LaSalle Credit Agreement and have been and will be used for general corporate purposes. At June 30, 2006, remaining borrowing availability under the revolving credit facility was approximately $1.5 million.

International Lines of Credit.  Mobitec AB, the Company’s wholly owned Swedish subsidiary, has agreements with banks in Sweden from which it may currently borrow up to a maximum of 19 million krona, or $2.6 million U.S., based on the June 30, 2006, exchange rate of 0.1361. Additional borrowing availability at June 30, 2006, amounted to approximately $92 thousand. The line of credit agreements expire December 31, 2006. On or before expiration, the Company expects to renew these credit agreements with agreements substantially similar in terms and conditions.

Mobitec GmbH (formerly known as Transit Media-Mobitec GmbH), the Company’s wholly owned subsidiary in Germany, has an agreement with a German bank from which it may currently borrow up to a maximum of 512 thousand Euros, or $643 thousand U.S., based on the June 30, 2006, exchange rate of 1.2551. Additional borrowing availability at June 30, 2006, amounted to approximately $68 thousand.

Notes Payable.  Notes payable consist of the following obligations, the proceeds of which were used for working capital requirements.

On May 30, 2006, Mobitec AB obtained a loan from a Swedish bank for 2 million krona or $272 thousand U.S. (based on the June 30, 2006, exchange rate of 0.1361). The loan is payable in full on September 30, 2006 with an interest rate of 4.50 percent and is secured by stock of DRI’s Swedish holding company subsidiary, DRI-Europa AB, and its consolidated subsidiary, Mobitec AB.

On April 28, 2006, the Company, along with certain of its subsidiaries, entered into a Securities Purchase Agreement with Laurus whereby the Company issued a one-year, secured term promissory note in the original principal amount of $1.6 million (the “Note”). The Note bears interest at an annual rate of 10 percent, with interest payable monthly in arrears, and matures April 28, 2007. The Note is secured by all U.S. assets of the Company. In addition, the Note carries a $160 thousand fee upon payment of the Note, whether the Note is paid on or prior to the maturity date.

Long-term Debt.  Long-term debt consists of the following notes and obligations, the proceeds of which were used to finance the Mobitec acquisition and for working capital requirements.

A term loan from a Swedish bank dated June 28, 2001, having a balance of 1.1 million krona or $153 thousand U.S. (based on the June 30, 2006, exchange rate of 0.1361), is payable in one remaining quarterly payment of 1.1 million krona or $153 thousand U.S. at an annual interest rate of 5.35 percent and is secured by stock of DRI’s Swedish holding company subsidiary, DRI-Europa AB, and its consolidated subsidiary, Mobitec AB.

A convertible subordinated debenture payable to a shareholder and Director of the Company, dated August 26, 2002, in the amount of $250 thousand, with an annual interest rate of 8.0 percent, is due in full on August 26, 2009, if not sooner redeemed or converted.

Financing Activities in 2006

In conjunction with the closing of the Laurus Credit Agreement in March 2006, the Company issued Laurus warrants to purchase, at any time, 550,000 shares of Common Stock at $0.10 per share. The fair value allocated to the warrants of $590 thousand, calculated using the Black-Scholes model, has been recorded as an asset to be amortized over the two-year term of the Laurus Credit Agreement and was recorded as an increase in additional paid in capital. The issuance of the warrants is subject to a holding rights agreement under which Laurus will not hold greater than 4.99 percent of the Company’s outstanding Common Stock at any time.

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

In connection with the $1.6 million note issued to Laurus in April 2006, the Company granted Laurus warrants to purchase, at any time during a seven-year period, 80,000 shares of Common Stock at an exercise price of $2.00 per share (the “Warrants”). The fair value allocated to the warrants of $49 thousand, calculated using the Black-Scholes model, has been recorded as a contra-liability to be amortized over the one-year term of the Note agreement and was recorded as an increase in additional paid in capital. Laurus agreed to a 12-month lock-up on trading of the Common Stock underlying the Warrants as well as on the warrants to purchase 550,000 shares of Common Stock previously issued to Laurus in connection with the Laurus Credit Agreement entered into in March 2006.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three and six months ended June 30, 2006, and 2005. However, there can be no assurance that future inflation would not have an adverse impact upon our future operating results and financial condition.

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

Forward-looking statements in this Quarterly Report include, without limitation, the following:

•	Statements regarding our ability to meet our current capital requirements;

•	Statements regarding our ability to meet and maintain our existing debt obligations, including obligations to make payments under such debt instruments;

•	Statements regarding our future cash flow position;

•	Statements regarding the timing or amount of future revenues;

•	Statements regarding our ability to achieve expense reductions;

•	Statements regarding product sales in future periods;

•	Statements regarding expected results;

•	Statements regarding current trends and indicators;

•	Statements regarding legislative action affecting the transportation and/or security industry, including, without limitation, the Safe, Accountable, Flexible, Efficient, Transportation Equity Act — A Legacy for Users, and any successor legislation;

•	Statements regarding the impact of the passage of the Safe, Accountable, Flexible, Efficient, Transportation Equity Act — A Legacy for Users;

•	Statements regarding changes in future federal or state funding for transportation and or security-related funding;

•	Statements regarding possible growth through acquisitions;

•	Statements regarding anticipated advancements in technology related to our products and services;

•	Statements regarding future product and service offerings;

•	Statements regarding the success of recent product and service introductions;

•	Statements regarding the ability to include additional security features to existing products and services;

•	Statements regarding the potential positive effect such additional security features may have on future revenues;

•	Statements regarding the expected contribution of sales of new and modified security related products to our profitability;

•	Statements regarding future events or expectations including the expected timing of order deliveries;

•	Statements regarding the expected customer acceptance of products;

•	Statements regarding potential benefits our security features may have for our customers;

•	Statements regarding the success of special alliances with various product partners;

•	Statements regarding the availability of alternate suppliers of the component parts required to manufacture our products;

•	Statements regarding our intellectual property rights and our efforts to protect and defend such rights;

•	Statements regarding APTA and its survey sample results;

•	Statements made by APTA President William W. Millar;

•	Statements identifying what we believe to be indicators of positive industry trends that may provide us with the opportunity to increase sales of our products and services in the future; and

•	Statements that contain words like “believe,” “anticipate,” “expect” and similar expressions that are used to identify forward-looking statements.

Readers should be aware that all of our forward-looking statements are subject to a number of risks, assumptions and uncertainties, such as (and in no particular order):

•	Risks that we may not be able to meet our current and future capital requirements;

•	Risks that me may not be able to meet and maintain our existing debt obligations, including obligations to make payments under such debt instruments;

•	Risks regarding our future cash flow position;

•	Risks that we may be unable to obtain lender financing sufficient to meet our working capital requirements;

•	Risks that we may not be able to effect our desired reductions in certain fixed costs;

•	Risks that we may be unable to address and remediate any deficiencies in our internal controls over financial reporting and/or our disclosure controls;

•	Risks that insufficient internal controls over financial reporting may cause us to fail to meet our reporting obligations, result in material misstatements in our financial statements, and negatively affect investor confidence;

•	Risks that steps taken to resolve material weaknesses in internal controls identified in previous years may not provide continuing remediation;

•	Risks that assumptions behind future revenue timing or amounts may not prove accurate over time;

•	Risks that we may be unable to achieve future expense reductions;

•	Risks that current trends and indicators may not be indicative of future results;

•	Risks that we may lose customers or that customer demand for our products and services may decline in future periods;

•	Risks that there will be reductions in federal and/or state funding for the transportation and/or security industry in future periods;

•	Risks that we may be unable to grow through future acquisitions;

•	Risks that we may be unable to secure additional sources of capital to fund future growth, including the inability to secure additional equity financing;

•	Risks that future technological advances may not occur when anticipated or that future technological advances will make our current product and service offerings obsolete;

•	Risks that potential benefits our security products may have for our customers do not materialize;

•	Risks that we will be unable to meet future expected timing of order deliveries;

•	Risks that future product and service offerings may not be accepted by our customers;

•	Risks that recent product and service introductions may not produce desired revenue results;

•	Risks that we may be unable to create meaningful security product features in either new or existing products;

•	Risks regarding the uncertainties surrounding our anticipated success of special alliances with various product partners;

•	Risks related to general economic conditions;

•	Risks that we may be unable to obtain alternate suppliers of our component parts if our current suppliers are no longer available or cannot meet our future needs for such parts;

•	Risks that assumptions behind APTA survey sample results or statements made by APTA President William W. Millar will not prove accurate over time;

•	Risks that our identification of positive industry trends prove incorrect or even if correct fail to provide us with an opportunity to increase sales of our products and services; and

•	Risks that our efforts to protect and defend our intellectual property rights will not be sufficient.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2006, management, including our principal executive officer and principal financial officer, performed an in-depth review of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports filed under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic SEC reports.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2006, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Mr. Lawrence A. Taylor is a former Director of Digital Recorders, Inc. and was, until October 2004, the Company’s Chief Financial Officer, and until August 2005, the Company’s Executive Vice President (“EVP”) of Corporate Development. As EVP Corporate Development, Mr. Taylor’s primary responsibility was strategic planning and identifying and pursuing mergers and acquisitions. In August 2005, when it became apparent the Company’s finances would not support a full-time merger and acquisition function, Mr. Taylor’s position of EVP Corporate Development was eliminated.

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

Risks Related to Indebtedness, Financial Condition and Results of Operations

Our substantial debt could adversely affect our financial position, operations and ability to grow.  As of June 30, 2006, our total debt of approximately $9.9 million consisted of long-term debt in the amount of $413 thousand, most of which is classified as current, and short-term debt of $9.5 million. Included in the long-term debt is $153 thousand outstanding under a term loan to a Swedish bank and $250 thousand outstanding under an 8.0 percent convertible debenture held by a shareholder and director. Included in the short-term debt is $7.6 million under our domestic and European revolving credit facilities and $1.9 million under two promissory notes. Our substantial indebtedness could have adverse consequences in the future. For example, it could:

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

We also have a revolving credit facility with a Swedish bank that we use in connection with our European operations and which is secured by substantially all the assets of our Mobitec AB subsidiary. Our maximum borrowing capacity under that facility is 19 million Swedish Krona, equivalent to approximately $2.6 million U.S. dollars. That facility also contains affirmative, negative, and financial covenants.

We additionally have a revolving credit facility with a German bank that we use in connection with our German operations which is secured by accounts receivable and inventory of our German subsidiary, Mobitec GmbH (formerly known as Transit Media-Mobitec GmbH). Our maximum borrowing capacity under that facility is 512 thousand Euros, equivalent to approximately $643 thousand U.S. dollars.

As of June 30, 2006, our outstanding balances were $4.5 million under the domestic facilities and $3.1 million under the European facilities.

On May 30, 2006, Mobitec AB obtained a loan from a Swedish bank for 2 million krona or $272 thousand U.S. (based on the June 30, 2006, exchange rate of 0.1361). The loan is payable in full on September 30, 2006 with an interest rate of 4.50 percent and is secured by stock of DRI’s Swedish holding company subsidiary, DRI-Europa AB, and its consolidated subsidiary, Mobitec AB.

On April 28, 2006, the Company, along with certain of its subsidiaries, entered into a Securities Purchase Agreement with Laurus whereby the Company issued a one-year, secured term promissory note in the original principal amount of $1.6 million (the “Note”). The Note bears interest at an annual rate of 10 percent, with interest payable monthly in arrears, and matures April 28, 2007. The Note is secured by all U.S. assets of the Company. In addition, the Note carries a $160 thousand fee upon payment of the Note, whether the Note is paid on or prior to the maturity date.

A convertible subordinated debenture in the amount of $250 thousand dated August 26, 2002, is payable to a shareholder and member of the Board of Directors, and is due in full August 26, 2009, if not sooner redeemed or converted, with annual interest at 8.0 percent paid monthly. The loan agreement under which the convertible debenture was issued subjected the Company to certain financial covenants. On March 31, 2005, the financial covenants were amended to require the same tangible net worth and escalating fixed charges coverage ratios as those set forth in the senior debt facilities of the Company. We were not in compliance with the fixed charge covenant ratio under the convertible debenture as of December 31, 2005, but secured a waiver for that period from the lender.

In the event we are unable to avoid an event of default under one or more of these credit facilities, it may be necessary or advisable to retire and terminate one or more of the facilities and pay all remaining balances borrowed. Any such payment would further limit our available cash and cash equivalents. Furthermore, we may not be able to retire the credit facilities if we do not have adequate resources available when necessary to avoid an event of default or if we do not have adequate time to retire the credit facilities. The consequences of an event of default under one or more of our credit facilities or other debt instruments may prevent us from conducting normal business operations.

The above cash requirements or restrictions could lead to an inadequate level of cash for operations or for capital requirements, which could have a material negative impact on our financial position and significantly harm our ability to operate the business.

We have a history of net losses and cannot assure you that we will become profitable.  We have incurred losses in almost every fiscal year since we have been a public company. Our net loss applicable to common shareholders was $6.5 million in 2005, $3.5 million in 2004, $2.2 million in 2003, and $367 thousand in 2002. We cannot assure you that we will become profitable or, if we do, that we will be able to sustain or increase profitability in the future. We had an accumulated deficit of $19.4 million as of June 30, 2006. If we cannot achieve or sustain profitability, our financial condition will be materially adversely affected and it will be much more difficult, if possible at all, to obtain additional financing and to continue to grow our business.

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

Our operating results may continue to fluctuate.  Our operating results may fluctuate from period to period and period over period depending upon numerous factors, including: (1) customer demand and market acceptance of our products and solutions; (2) new product introductions; (3) variations in product mix; (4) delivery due date changes; and (5) other factors. We operate in a market characterized by long sales cycles. The time from first contact to order delivery may be a period of two years or longer in certain instances. Delivery schedules, as first established with the customer in this long cycle may change with little or no advance notice as the original delivery schedule draws near. Our business is sensitive to the spending patterns and funding of our customers, which, in turn, are subject to prevailing economic conditions and other factors beyond our control. Moreover, we derive sales primarily from significant orders from a limited number of customers. For that reason, a delay in delivery of our products in connection with a single order may significantly affect the timing of our recognition of sales between periods. Moreover, sales lost due to the cancellation of, or our inability to fill, an order in one period may not be necessarily made up by sales in any future period.

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

We depend on third parties to supply components we need to produce our products.  Our products and solutions are dependent upon the availability of quality components that are procured from third-party suppliers. Reliance upon suppliers, as well as industry supply conditions, generally involves several risks, including the possibility of defective parts (which can adversely affect the reliability and reputation of our products), a shortage of components and reduced control over delivery schedules (which can adversely affect our manufacturing efficiencies) and increases in component costs (which can adversely affect our profitability). As an example, our European subsidiaries have recently experienced shortages in the supply of aluminum extrusion materials, which are key components in our destination sign manufacturing process. This shortage has caused fulfillment and delivery of certain customer orders in our European market to be delayed. We cannot be certain that these shortages will not continue, and to the extent they continue, may result in lost sales opportunities in Europe, which may in turn have a material adverse effect on our results of operations.

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

Many of our customers rely on government funding, and that subjects us to risks associated with governmental budgeting and authorization processes.  A majority of our sales address end customers having some degree of national, federal, regional, state, or local governmental-entity funding. These governmental-entity funding mechanisms are beyond our control and often are difficult to predict. Further, general budgetary authorizations and allocations for state, local, and federal agencies can change for a variety of reasons, including general economic conditions, and have a material adverse effect on us. For example, the TEA-21 legislation under which the funding for our transportation products business segment domestic sales are derived was subject to reauthorization in 2003, but was not replaced with new legislation, SAFETEA-LU, until August, 2005. In the interim period, federal funding was only available through short-term extensions of TEA-21. Underlying longer term funding uncertainties contribute to significant market disruption.

In addition to federal funding to the public transit side of our domestic market, a majority of our customers rely on state and local funding. These tend to be affected by general economic conditions. For example, some transit operating authorities reduced service in 2004 and 2005, in response to the slow economy and uncertainties on the reauthorization of SAFETEA-LU. This can have a depressing effect on sales of our products. It is not possible to precisely quantify this impact. Any unfavorable change in any of these factors and considerations could have a material adverse effect upon us.

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

Risks Related to Human Resources and Employee Relations

We may not be able to recruit or retain a qualified workforce .  Our success depends in large part upon our ability to attract, motivate and retain an effective management team, qualified engineering staff and a reliable workforce. Qualified personnel to fill these positions could be in short supply. An inability to recruit and retain qualified individuals could have a material adverse effect on our financial condition.

Certain of our products contain technologies that must be developed and enhanced to meet the needs of our customers in completing and fulfilling orders. This requires us to recruit and retain an engineering staff with the skills and experience necessary to develop and enhance the technologies specific to our products. Because of this technology-specific requirement, we and other companies with similar technologies occasionally experience difficulties in recruiting qualified engineers. Our inability to recruit or retain qualified engineering resources may limit the number of revenue-generating projects we have in process at any one time and in turn may limit or prevent the expansion of our present operations to current and new customers.

Competition for qualified employees requires us to continually assess our compensation structure. Competition for qualified employees could require higher wages in the future, resulting in higher labor cost. In addition, various types of employment related claims may arise from time to time. An adverse ruling in such instances could have a negative impact on our financial condition.

Risks Related to Our International Operations

There are numerous risks associated with international operations, which represent a significant part of our business.  Our international operations generated approximately 47 percent of our sales in 2005 and approximately 44 percent of our sales during the six months ended June 30, 2006. Our sales outside the United States were primarily in Europe (particularly the Nordic countries), South America, the Middle East, and Australia. The success and profitability of international operations are subject to numerous risks and uncertainties, such as economic and labor conditions, political instability, tax laws (including U.S. taxes upon foreign subsidiaries), and changes in the value of the U.S. dollar versus the local currency in which products are sold. Any unfavorable change in one or more of these factors could have a material adverse effect upon us.

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

At the annual meeting of shareholders in May 2006, shareholders approved an equity-based stock compensation plan for members of the Board of Directors and certain key executive managers of the Company. The compensation plan partially compensates members of the Board of Directors and key executive management of the Company in the form of stock of the Company in lieu of cash compensation. The plan became effective on January 1, 2006 and was made available on a fully voluntary basis. The number of shares payable under this plan is determined by dividing the cash value of stock compensation by the higher of (1) the actual closing price on the last trading day of the each month, or (2) the book value of the Company on the last day of each month. Fractional shares are rounded up to the next full share amount.

In June 2006, the Company issued 19,110 shares to seven individuals under this plan at an average price of $1.46 per share in lieu of $28 thousand in cash compensation.

The shares of Common Stock issued to individuals under the equity-based stock compensation plan were issued pursuant to the private placement exemption available under Section 4(2) of the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

The annual meeting of shareholders was held May 24, 2006, at which matters were voted on as follows:

(1) To elect two class one and three class two directors to serve until the annual meeting of shareholders in 2007:

		Against or
	Votes for	Witheld

C. James Meese Jr.	7,314,459	150,844
Stephanie L. Pinson	7,314,609	150,694
John K. Pirotte	7,314,059	151,244
Juliann Tenney, J.D.	7,313,309	151,994
David L. Turney	6,973,825	491,478

(2) To ratify the Audit Committee’s selection of PricewaterhouseCoopers LLP as independent auditors for fiscal year 2006:

For	7,107,209
Against	38,833
Abstain	319,261

(3) To approve partial payment of board members’ and key executive management’s compensation in the form of common stock:

For	1,864,166
Against	183,635
Abstain	15,671
Broker nonvotes	5,401,831

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following documents are filed herewith or have been included as exhibits to previous filings with the SEC and are incorporated herein by this reference:

Exhibit No.	Document

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference from the Company’s Registration Statement on Form S-3, filed with the SEC on December 23, 2003)
3.2	Articles of Amendment to Articles of Incorporation of the Company containing Certificate of Designation of Series E Redeemable Nonvoting Convertible Stock (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on November 12, 2003)
3.3	Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series F Convertible Preferred Stock (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on April 14, 2004)
3.4	Articles of Amendment to the Articles of Incorporation of the Company containing Series AAA Preferred Stock Change in Quarterly Dividend Accrual and Conversion Price (incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2004)
3.5	Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series G Redeemable Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed on June 28, 2005)

Exhibit No.	Document

3.6	Articles of Correction of Articles of Amendment to the Articles of Incorporation of the Company containing a correction to an error in the Amended Certificate of Designation of Series G Redeemable Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2005)
3.7	Articles of Amendment to the Articles of Incorporation of the Company containing an amendment to eliminate a staggered election of Board members (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2005)
3.8	Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series H Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed on November 4, 2005)
3.9	Articles of Amendment to Articles of Incorporation of the Company containing Certificate of Designation of Series I Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)
3.10	Amended and Restated Bylaws of the Company (incorporated herein by reference from the Company’s Registration Statement on Form SB-2)
3.11	Amendment to Amended and Restated Bylaws of the Company (incorporated herein by reference from the Company’s Proxy Statement for the Annual Meeting of Shareholders for fiscal year 2000, filed with the SEC on June 6, 2001)
10.1	Secured Non-Convertible Revolving Note between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)
10.2	Security Agreement (with Schedules) between the Company and Laurus Master Fund, Ltd. dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)
10.3	Grant of Security Interest in Patents and Trademarks (with Schedules) between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)
10.4	Stock Pledge Agreement (with Schedules) between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)
10.5	Registration Rights Agreement between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)
10.6	Common Stock Purchase Warrant between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)
10.7	Share Purchase Agreement between the Company and Transit Vehicle Technology Investments, Inc., dated March 21, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)
10.8	Stock Purchase Warrant between the Company and Transit Vehicle Technology Investments, Inc., dated March 21, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)
10.9	Registration Rights Agreement between the Company and Transit Vehicle Technology Investments, Inc., dated March 21, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)
10.10	Securities Purchase Agreement dated as of April 28, 2006, by and between Digital Recorders, Inc., TwinVision of North America, Inc., Digital Audio Corporation, and Robinson-Turney International, Inc., and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)
10.11	Secured Term Note by Digital Recorders, Inc., TwinVision of North America, Inc., Digital Audio Corporation, and Robinson-Turney International, Inc., issued to Laurus Master Fund, Ltd., in the original principal amount of $1,600,000 (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)

Exhibit No.	Document

10.12	Common Stock Purchase Warrant dated as of April 28, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)
10.13	Amended and Restated Registration Rights Agreement dated as of April 28, 2006, by and between Digital Recorders, Inc. and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)
31.1	Section 302 Certification of David L. Turney (filed herewith)
31.2	Section 302 Certification of Kathleen B. Oher (filed herewith)
32.1	Section 906 Certification of David L. Turney (filed herewith)
32.2	Section 906 Certification of Kathleen B. Oher (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL RECORDERS, INC.

By:	/s/ Kathleen B. Oher Name: Kathleen B. Oher Title: Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 14, 2006

Exhibit Index

Exhibit No.	Document

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference from the Company’s Registration Statement on Form S-3, filed with the SEC on December 23, 2003)
3.2	Articles of Amendment to Articles of Incorporation of the Company containing Certificate of Designation of Series E Redeemable Nonvoting Convertible Stock (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on November 12, 2003)
3.3	Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series F Convertible Preferred Stock (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on April 14, 2004)
3.4	Articles of Amendment to the Articles of Incorporation of the Company containing Series AAA Preferred Stock Change in Quarterly Dividend Accrual and Conversion Price (incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2004)
3.5	Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series G Redeemable Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed on June 28, 2005)
3.6	Articles of Correction of Articles of Amendment to the Articles of Incorporation of the Company containing a correction to an error in the Amended Certificate of Designation of Series G Redeemable Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2005)
3.7	Articles of Amendment to the Articles of Incorporation of the Company containing an amendment to eliminate a staggered election of Board members (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2005)
3.8	Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series H Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed on November 4, 2005)
3.9	Articles of Amendment to Articles of Incorporation of the Company containing Certificate of Designation of Series I Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)
3.10	Amended and Restated Bylaws of the Company (incorporated herein by reference from the Company’s Registration Statement on Form SB-2)
3.11	Amendment to Amended and Restated Bylaws of the Company (incorporated herein by reference from the Company’s Proxy Statement for the Annual Meeting of Shareholders for fiscal year 2000, filed with the SEC on June 6, 2001)
10.1	Secured Non-Convertible Revolving Note between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)
10.2	Security Agreement (with Schedules) between the Company and Laurus Master Fund, Ltd. dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)
10.3	Grant of Security Interest in Patents and Trademarks (with Schedules) between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)
10.4	Stock Pledge Agreement (with Schedules) between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)
10.5	Registration Rights Agreement between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)
10.6	Common Stock Purchase Warrant between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)
10.7	Share Purchase Agreement between the Company and Transit Vehicle Technology Investments, Inc., dated March 21, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)

Exhibit No.	Document

10.8	Stock Purchase Warrant between the Company and Transit Vehicle Technology Investments, Inc., dated March 21, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)
10.9	Registration Rights Agreement between the Company and Transit Vehicle Technology Investments, Inc., dated March 21, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)
10.10	Securities Purchase Agreement dated as of April 28, 2006, by and between Digital Recorders, Inc., TwinVision of North America, Inc., Digital Audio Corporation, and Robinson-Turney International, Inc., and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)
10.11	Secured Term Note by Digital Recorders, Inc., TwinVision of North America, Inc., Digital Audio Corporation, and Robinson-Turney International, Inc., issued to Laurus Master Fund, Ltd., in the original principal amount of $1,600,000 (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)
10.12	Common Stock Purchase Warrant dated as of April 28, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)
10.13	Amended and Restated Registration Rights Agreement dated as of April 28, 2006, by and between Digital Recorders, Inc. and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)
31.1	Section 302 Certification of David L. Turney (filed herewith)
31.2	Section 302 Certification of Kathleen B. Oher (filed herewith)
32.1	Section 906 Certification of David L. Turney (filed herewith)
32.2	Section 906 Certification of Kathleen B. Oher (filed herewith)