Form 10-Q
period 2006-09-30
DIGITAL RECORDERS INC
filed 2006-11-14
CIK 853695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
Commission File Number 1-13408
DIGITAL RECORDERS, INC.
( Exact name of Registrant as specified in its Charter)

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
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
     Indicate the number of shares outstanding of the Registrant’s Common Stock as of October 31, 2006:

Common Stock, par value $.10 per share	9,820,675
(Class of Common Stock)	Number of Shares

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
DIGITAL RECORDERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share amounts)

	September 30, 2006	December 31, 2005
	(Unaudited)	(Note 1)
ASSETS
Current Assets
Cash and cash equivalents	$384	$807
Trade accounts receivable, net	10,538	8,425
Other receivables	475	211
Inventories	9,016	8,212
Prepaids and other current assets	536	946

Total current assets	20,949	18,601

Property and equipment, net	3,191	3,741
Goodwill, net	10,564	9,762
Intangible assets, net	1,071	1,069
Deferred tax assets, net	251	231
Other assets	770	144

Total assets	$36,796	$33,548

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Lines of credit	$6,804	$5,000
Notes payable, net	1,572	—
Current portion of long-term debt	254	1,177
Accounts payable	5,649	5,537
Accrued expenses	3,001	2,854
Preferred stock dividends payable	22	72

Total current liabilities	17,302	14,640

Long-term debt and capital leases, less current portion	49	68

Deferred tax liabilities	394	382

Minority interest in consolidated subsidiary	1,121	892

Commitments and contingencies (Notes 8 and 9)

Shareholders’ Equity
Series E Redeemable, Nonvoting, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 500 shares authorized; 183 and 207 shares issued and outstanding at September 30, 2006, and December 31, 2005, respectively; redeemable at the discretion of the Company at any time.	495	615
Series G Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 600 shares authorized; 371 and 343 shares issued and outstanding at September 30, 2006, and December 31, 2005, respectively; redeemable at the discretion of the Company after five years.	1,573	1,434
Series H Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 600 shares authorized; 53 and 50 shares issued and outstanding at September 30, 2006, and December 31, 2005, respectively; redeemable at the discretion of the Company after five years.	217	202
Series I Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 200 shares authorized; 103 and 0 shares issued and outstanding at September 30, 2006, and December 31, 2005, respectively; redeemable at the discretion of the Company after five years.	466	—
Series AAA Redeemable, Nonvoting, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 20,000 shares authorized; 178 shares issued and outstanding at September 30, 2006, and December 31, 2005, respectively; redeemable at the discretion of the Company at any time.	890	890
Common stock, $.10 par value, 25,000,000 shares authorized; 9,803,868 and 9,733,515 shares issued and outstanding at September 30, 2006, and December 31, 2005, respectively.	980	973
Additional paid-in capital	31,154	30,446
Accumulated other comprehensive income — foreign currency translation	2,602	1,526
Accumulated deficit	(20,447)	(18,520)

Total shareholders’ equity	17,930	17,566

Total liabilities and shareholders’ equity	$36,796	$33,548

See accompanying notes to unaudited consolidated financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(In thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	$13,096	$10,890	$37,766	$34,185
Cost of sales	9,369	7,456	26,183	21,416

Gross profit	3,727	3,434	11,583	12,769

Operating expenses
Selling, general and administrative	3,911	4,414	11,452	13,911
Research and development	314	605	919	1,376

Total operating expenses	4,225	5,019	12,371	15,287

Operating loss	(498)	(1,585)	(788)	(2,518)

Other income (loss)	24	67	(17)	191
Foreign currency gain (loss)	11	30	100	(203)
Interest expense	(330)	(108)	(818)	(370)

Total other income and interest expense	(295)	(11)	(735)	(382)

Loss before income tax expense	(793)	(1,596)	(1,523)	(2,900)

Income tax expense	(59)	(121)	(175)	(227)

Loss before minority interest in income of consolidated subsidiary	(852)	(1,717)	(1,698)	(3,127)

Minority interest in income of consolidated subsidiary	(159)	(181)	(229)	(343)

Net loss	(1,011)	(1,898)	(1,927)	(3,470)

Provision for preferred stock dividends	(77)	(63)	(221)	(410)
Amortization for discount on preferred stock	—	—	(49)	(275)

Net loss applicable to common shareholders	$(1,088)	$(1,961)	$(2,197)	$(4,155)

Net loss per share applicable to common shareholders
Basic and diluted	$(0.11)	$(0.20)	$(0.22)	$(0.43)

Weighted average number of common shares and common share equivalent outstanding
Basic and diluted	9,801,789	9,696,765	9,777,044	9,656,660

See accompanying notes to unaudited consolidated financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities
Net loss	$(1,927)	$(3,470)
Adjustments to reconcile net loss to net cash used in operating activities
Deferred income taxes	3	39
Depreciation of property and equipment	1,016	930
Amortization of intangible assets	83	85
Amortization of deferred financing costs	210	96
Amortization of beneficial conversion feature	81	—
Amortization of the fair value of warrants	192	—
Bad debt expense	308	186
Stock issued in lieu of cash compensation	63	—
Write-down of inventory for obsolescence	114	382
(Gain) loss on sale of fixed assets	9	(4)
Other, primarily effect of foreign currency (gain) loss	(135)	394
Minority interest	229	343
Changes in operating assets and liabilities
Increase in trade accounts receivable	(2,150)	(545)
Increase in other receivables	(243)	(22)
Increase in inventories	(680)	(1,390)
Increase in prepaids and other current assets	(62)	(221)
(Increase) decrease in other assets	(6)	38
Increase (decrease) in accounts payable	(32)	941
Increase (decrease) in accrued expenses	(2)	1,178

Net cash used in operating activities	(2,929)	(1,040)

Cash flows from investing activities
Proceeds from sale of fixed assets	3	10
Purchases of property and equipment	(163)	(468)
Investments in software development	(153)	(811)

Net cash used in investing activities	(313)	(1,269)

Cash flows from financing activities
Proceeds from bank borrowings and lines of credit	49,849	42,312
Principal payments on bank borrowings and lines of credit	(47,056)	(41,789)
Proceeds from issuance of preferred stock, net of costs	485	1,887
Proceeds from issuance of common stock	—	80
Payments related to financing of new line of credit	(329)	—
Payments related to financing of note payable	(81)	—
Payment of dividends on preferred stock	(101)	(118)

Net cash provided by financing activities	2,767	2,372

Effect of exchange rate changes on cash and cash equivalents	52	(217)

Net decrease in cash and cash equivalents	(423)	(154)

Cash and cash equivalents at beginning of period	807	841

Cash and cash equivalents at end of period	$384	$687

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$467	$215

Cash paid during the period for income taxes	$244	$117

Supplemental disclosures of non-cash investing and financing activities:

Conversion of preferred stock to common stock	$120	$340

Fair value of warrants issued for services and financing	$—	$11

Rescission of Series G preferred stock in exchange for note payable	$—	$252

Relative fair value allocated to warrants issued in connection with sale of preferred stock	$49	$275

Amortization of preferred stock beneficial conversion feature	$49	$275

Fair value of warrants issued in connection with financing of new line of credit	$590	$—

Fair value of warrants issued in connection with promissory note	$48	$—

See accompanying notes to unaudited consolidated financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     In this Quarterly Report on Form 10-Q, we will refer to Digital Recorders, Inc. as “DRI,” “Company,” “we,” “us” and “our.” DRI was incorporated in 1983. DRI’s Common Stock, $.10 par value per share, trades on the NASDAQ Capital Market™ under the symbol “TBUS” and on the Boston Stock Exchange under the symbol “TBU.”
     Through its business units and wholly owned subsidiaries, DRI manufactures, sells, and services information technology, security, and audio surveillance technology products either directly or through manufacturers’ representatives. DRI currently operates within two business segments: (1) the Transportation Communications segment, and (2) the Law Enforcement and Surveillance segment. Customers include municipalities, regional transportation districts, federal, state and local departments of transportation, bus manufacturers, and law enforcement agencies and organizations. The Company markets to customers located in North and South America, the Far East, the Middle East, Asia, Australia, and Europe.
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
     The year end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three and nine months ended September 30, 2006, are not necessarily indicative of the results to be expected for the full fiscal year.
     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As a result of the Company’s recurring losses and significant accumulated deficit, the Report of Independent Registered Public Accounting Firm on the financial statements of the Company as of and for the year ended December 31, 2005 included in the 2005 Annual Report on Form 10-K contained an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments that might be necessary if the Company is unable to continue as a going concern.
     The Company has incurred substantial losses to date and, as of September 30, 2006, has an accumulated deficit of $20.4 million. The Company’s cash and cash equivalents have decreased during the nine months ended September 30, 2006. Operating losses in recent periods have narrowed as a result of increased sales and lower operating expenses and those improvements may continue in future periods. However, those results could vary and such variance could have a significant adverse effect on the Company’s liquidity.
     The Company’s primary source of liquidity and capital resources has been from financing activities. The Company expects to require additional financing to continue to support operations. Historically, the Company has supplementally financed operations through private placements of our securities. However, there can be no assurances that such placements will occur or be possible in the future.
     As of September 30, 2006, our international companies have borrowed $3 million on lines of credit with maximum borrowing capacity of $3.2 million, resulting in $236,000 of borrowing availability as of that date. This limited borrowing availability could negatively impact our international companies’ liquidity and, as a result, their normal business operations, which in turn could have a material adverse effect on the Company’s financial position.
     Our U.S. companies have a note payable and a related fee totaling $1.8 million that is due April 28, 2007. At September 30, 2006, remaining borrowing availability under our U.S. line of credit was approximately $1.2 million. Any remaining availability under the U.S. line of credit could be applied toward repayment of the note payable on April 28, 2007. However, we can give no assurances that the borrowing availability on the U.S. line of credit, if any, will be sufficient to make payment in full on the note payable. If we are unable to make payment in full on the note payable using funds from our U.S. line of credit, then we would be forced to extend the term of the note payable with the current lender or obtain additional financing from a different lender. However, we can give no assurances that we will be able to extend the term of the current note payable or obtain financing from another lender. In such case, an event of default would occur. The U.S. line of credit has an outstanding balance of $3.8 million as of September 30, 2006. The note payable and U.S. line of credit are covered by a master security agreement with the same lender. Pursuant to terms of the master security agreement, an event of default on the note payable would cause an event of default on the U.S. line of credit and the current lender could cause all outstanding balances on the U.S. line of credit to become due and payable on April 28, 2007 as well.
     Any or all of the circumstances described in this section could cause us to be unable to continue our operations. These circumstances raise substantial doubt about our ability to continue as a going concern.
Revenue Recognition
     The Company recognizes the majority of its revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). SAB 104 sets forth guidelines on the timing of revenue recognition based upon factors such as passage of title, purchase agreements, established pricing and defined shipping and delivery terms. We recognize revenue in accordance with SAB 104 when all of the following criteria are met: persuasive evidence that an arrangement exists; delivery of the products or services has occurred; the selling price is fixed or determinable; and collectibility is reasonably assured. Even though the Company receives customer sales orders that may require scheduled product deliveries over several months, sales are only recognized upon physical shipment of the product to the customer, provided that all other criteria of revenue recognition are met.
     The Company’s transactions sometimes involve multiple elements (i.e., products, systems, installation and other services). Revenue under multiple element arrangements is recognized in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. EITF No. 00-21 provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate elements based on their relative fair values (the relative fair value method).In cases in which there is objective and reliable evidence of the fair value of undelivered items in an arrangement but no such evidence for the delivered items, the amount of consideration allocated to the delivered items equals the total arrangement consideration less the aggregate fair value of the undelivered items.
     Revenue from more complex or time-spanning projects within which there are multiple deliverables including products, services, and software are accounted for in accordance with Statement of Position 97-2, “Software Revenue Recognition” or Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” depending upon the facts and circumstances unique to each project. Under each of these Statements of Position, revenue is recognized over the life of the project based upon (1) meeting specific delivery or performance criteria, or (2) based upon the percentage of project completion achieved in each accounting period.
     Service revenues are recognized upon completion of the services and include product repair not under warranty, city route mapping, product installation, training, consulting to transit authorities, and funded research and development projects. Service revenues were less than 3% of total revenue for the three and nine months ended September 30, 2006 and 2005.
Product Warranties
     The Company provides a limited warranty for its products, generally for a period of one to three years. The Company’s standard warranties require the Company to repair or replace defective products during such warranty period at no cost to the customer. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product sales are recognized. Factors that affect the Company’s warranty liability include such things as the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The following table summarizes product warranty activity during the nine months ended September 30, 2006 and 2005.

	2006	2005
Balance at beginning of period	$214	$232
Additions charged to costs and expenses	145	25
Deductions	(113)	(18)
Foreign exchange translation (gain) loss	11	(12)

Balance at end of period	$257	$227

Stock-Based Compensation
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and, therefore, has not retroactively adjusted results for prior periods. Under this transition method, stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006, is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Prior to the adoption of SFAS 123R, as allowed by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”), the Company recognized stock-based compensation expense in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued To Employees” (“APB 25”), and related interpretations. See Note 2 to the Un-audited Consolidated Financial Statements for a further discussion on stock-based compensation.
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 defines the threshold for recognizing tax return positions in the financial statements as “more likely than not” that the position is sustainable, based on its technical merits. FIN 48 also provides guidance on the measurement, classification and disclosure of tax return positions in the financial statements. FIN 48 is effective for the Company beginning in the first quarter of 2007. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company believes that the adoption of SFAS 157 will not have a material impact on the consolidated financial results of the Company.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108 (“ SAB 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006 with earlier adoption encouraged. The Company is currently evaluating the impact that the adoption of SAB 108 will have, if any, on its consolidated financial statements.
(2) STOCK-BASED COMPENSATION
     (a) Incentive Stock Option Plan
     The Company has an incentive stock option plan for employees whereby options to purchase Common Stock are granted at no less than the stock’s estimated fair market value at the date of the grant, vest based on three years of continuous service, and have five to ten year contractual terms. Options outstanding under this plan as of September 30, 2006, and option activity during the three and nine months ended September 30, 2006, were as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2006	596,730	$2.58
Granted	10,000	1.28
Exercised	—	—
Forfeited	—	—
Expired	(19,000)	2.77

Outstanding at March 31, 2006	587,730	2.55	5.4	$100

Granted	45,000	1.14
Exercised	—	—
Forfeited	—	—
Expired	(40,127)	3.23

Outstanding at June 30, 2006	592,603	2.40	5.4	4,800

Granted	5,000	1.30
Exercised	—	—
Forfeited	—	—
Expired	(1,500)	3.00

Outstanding at September 30, 2006	596,103	$2.39	5.2	$9,950

Vested and expected to vest at September 30, 2006	594,904	$2.39	5.2	$9,751
Exercisable at September 30, 2006	536,103	$2.52	4.7	—
     Shares vested and expected to vest at September 30, 2006, in the table above represent shares fully vested as of September 30, 2006, plus all non-vested shares as of September 30, 2006, adjusted for the estimated forfeiture rate. The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their options on September 30, 2006. This amount changes based on the fair market value of the Company’s Common Stock. Total fair value of options vested and expensed was $3,000 and $5,000, respectively, for the three and nine months ended September 30, 2006.
(b) Non-Qualified Stock Options
     The Company has issued options to purchase Common Stock, primarily to non-employee members of the Board of Directors, which generally vest immediately upon grant and have five year contractual terms. Options outstanding as of September 30, 2006, and option activity during the three and nine months ended September 30, 2006, were as follows:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2006	472,570	$2.79
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding at March 31, 2006	472,570	2.79	3.5	—

Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(29,973)	2.82

Outstanding at June 30, 2006	442,597	$2.79	3.6	—

Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding at September 30, 2006	442,597	$2.79	3.3	—

Vested and expected to vest at September 30, 2006	442,597	$2.79	3.3	—
Exercisable at September 30, 2006	442,597	$2.79	3.3	—
     Shares vested and expected to vest at September 30, 2006, in the table above represent shares fully vested as of September 30, 2006, plus all non-vested shares as of September 30, 2006, adjusted for the estimated forfeiture rate. The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their options on September 30, 2006. This amount changes based on the fair market value of the Company’s Common Stock. No stock options vested and no expense was recorded under this plan for the three and nine months ended September 30, 2006.
     Under the Company’s stock option plans, options to purchase 1,655,000 shares of Common Stock have been authorized for issuance. As of September 30, 2006, options to purchase 116,833 shares of Common Stock are available for future issuance. The Company issues new shares of Common Stock upon exercise of stock options.
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
     Total compensation expense related to these plans was $3,000 and $5,000, respectively, for the three and nine months ended September 30, 2006, and is included in selling, general and administrative expense in the accompanying Consolidated Financial Statements. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of APB 25 and, accordingly, no compensation expense was recognized for options issued under these plans. Prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with SFAS 148 as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not retroactively adjusted prior periods’ results. Under this transition method, stock-

based compensation expense for all share-based payment awards granted after January 1, 2006, is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs net of a forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The Company estimated the forfeiture rate for the first, second, and third quarter of 2006 based on its historical experience since the inception of the plans. Because the accelerated vesting of stock options in the fourth quarter of 2005 resulted in all stock options granted prior to January 1, 2006, becoming exercisable effective December 31, 2005, the Company did not recognize stock-based compensation expense for stock options granted prior to January 1, 2006, during the three and nine months ended September 30, 2006.
     As a result of adopting SFAS 123R, the loss before income tax expense and net loss for the three and nine months ended September 30, 2006, were $3,000 and $5,000 higher, respectively, than if we had continued to account for stock-based compensation under APB 25. Because of the minimal amount of stock-based compensation expense recognized, there was no impact on basic and diluted earnings per share for the three and nine months ended September 30, 2006. Upon the adoption of SFAS 123R, tax benefits that will reduce income taxes payable resulting from tax deductions in excess of the compensation cost recognized for those options will be classified as financing cash flows. Prior to the adoption of SFAS 123R, the tax benefit of stock option exercises were classified as operating cash flows.
     Had compensation expense for the stock option plans been determined using the fair value method prescribed in SFAS 123 for the three and nine months ended September 30, 2005, the pro forma basic and diluted net loss per common share would have been as follows:

	Three months	Nine months
	ended September 30,	ended September 30,
	2005	2005
	(In thousands, except per share amounts)
Net loss applicable to common shareholders	$(1,961)	$(4,155)

Deduct: Stock based employee compensation expense determined under fair value method	(120)	(210)

Pro forma net loss applicable to common shareholders	$(2,081)	$(4,365)

Basic and diluted net loss:
As reported	$(0.20)	$(0.43)
Pro forma	$(0.21)	$(0.45)
     The fair value of stock option awards for the three and nine months ended September 30, 2006 and 2005, was estimated using the Black-Scholes option pricing model with the following weighted average assumptions and fair values:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Weighted average fair value of grants	$0.68	$1.67	$0.68	$1.70
Risk-free interest rate	4.8%	4.1%	4.9%	4.1%
Expected life	7 years	5 years	7 years	5 years
Expected volatility	43%	72%	50%	74%
Expected dividends	None	None	None	None
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
     As of September 30, 2006, there was $35,000 of unrecognized stock-based compensation expense related to non-vested incentive stock option grants. That cost is expected to be recognized over a weighted-average period of 2.7 years. As of September 30, 2006, there was no unrecognized stock-based compensation expense related to non-qualified stock option grants.
(c) Common Stock Compensation Plan
     At the annual meeting of shareholders in May 2006, shareholders approved an equity-based stock compensation plan for members of the Board of Directors and certain key executive managers of the Company. The compensation plan partially compensates members of the Board of Directors and key executive management of the Company in the form of stock of the Company in lieu of cash compensation. The plan became effective on January 1, 2006, and was made available on a fully voluntary basis. The plan includes the following provisions:
     In regard to compensation to non-employee members of the Board of Directors, the plan provides:
•	Regular monthly retainer fee compensation is paid 50% in cash and 50% in Common Stock, with shares payable determined as described below.

•	Shares of Common Stock payable under this plan are issued on a quarterly basis.

•	Individual directors may annually (as of each Annual Meeting of Shareholders) elect to opt in or out of the payment-in-stock provision of the plan, effective the following January 1.
     In regard to compensation to key executive managers, the plan provides:
•	Each key executive manager of the Company may make the election to receive up to $1,000 per month of his/her compensation in the form of Common Stock, with shares payable determined as described below.

•	Shares of Common Stock payable under the plan are issued on a quarterly basis.

•	The election to participate will be on a yearly basis, effective January 1 of each year. If the election is made to participate, the commitment is for the full year, unless compelling and extenuating circumstances arise supporting doing otherwise.
     The number of shares payable under this plan is determined by dividing the cash value of stock compensation by the higher of (1) the actual closing price on the last trading day of each month, or (2) the book value of the Company on the last day of each month. Fractional shares are rounded up to the next full share amount.
     During the three months ended September 30, 2006, the Company issued 11,249 shares to seven individuals under this plan at an average price of $1.24 per share in lieu of $14,000 in cash compensation. During the nine months ended September 30, 2006, the Company issued 30,359 shares to seven individuals under this plan at an average price of $1.38 per share in lieu of $42,000 in cash compensation.
(3) PRINCIPLES OF CONSOLIDATION
     The accompanying unaudited consolidated financial statements include the Company, its wholly owned subsidiaries, and its 50% owned subsidiary over which the Company has controlling authority through membership in that subsidiary’s board of directors. All significant intercompany balances and intercompany transactions have been eliminated in consolidation.
(4) GOODWILL AND OTHER INTANGIBLE ASSETS
     The Company recorded goodwill in connection with its acquisitions of Digital Audio Corporation and Mobitec AB. The Company completed its annual goodwill and indefinite life intangible asset impairment evaluation as of December 31, 2005, and concluded that no impairment existed. In the Company’s opinion, no significant changes have occurred related to the operations or in the carrying amount of goodwill for either of the Company’s operating segments or in the composition of the Company’s acquired intangible assets and the associated accumulated amortization since December 31, 2005. Therefore, an interim impairment evaluation has not been performed by the Company since December 31, 2005. The change in goodwill from December 31, 2005 to September 30, 2006 of $802,000 is due to foreign exchange rate fluctuation.
(5) INVENTORIES

	September 30,	December 31,
	2006	2005
	(In thousands)
Raw materials and system components	$6,160	$5,254
Work in process	111	115
Finished goods	2,745	2,843

Total inventories	$9,016	$8,212

(6) PROPERTY AND EQUIPMENT

	Estimated
	Depreciable	September 30,	December 31,
	Lives (years)	2006	2005
		(In thousands)
Leasehold improvements	5 - 9	$276	$212
Automobiles	5	16	16
Computer and telecommunications equipment	3	1,274	1,315
Software	3 - 5	4,269	3,644
Test equipment	5	267	265
Furniture and fixtures	3 - 7	2,367	2,130
Software projects in progress		460	711

		8,929	8,293
Less accumulated depreciation and amortization		5,738	4,552

Total property and equipment, net		$3,191	$3,741

(7) ACCRUED EXPENSES

	September 30,	December 31,
	2006	2005
	(In thousands)
Salaries, commissions, and benefits	$1,443	$1,260
Taxes — payroll, sales, income, and other	628	467
Warranties	257	214
Current portion of capital leases	20	28
Interest payable	115	34
Deferred revenue	377	475
Other accrued expenses	161	376

Total accrued expenses	$3,001	$2,854

(8) LINES OF CREDIT AND LONG-TERM DEBT
     (a) Lines of Credit
     U.S. Working Capital Line of Credit. In March 2006, the Company entered into a two-year, asset-based lending agreement with Laurus Master Fund, Ltd. (“Laurus Credit Agreement”) to replace an existing lending agreement with LaSalle Business Credit

(“LaSalle Credit Agreement”). The Laurus Credit Agreement provides up to $6.0 million in borrowings under a revolving credit facility and is secured by all tangible and intangible assets of the Company in the U.S. Borrowing availability under the Laurus Credit Agreement is based upon an advance rate equal to 90% of eligible accounts receivable and up to $2.0 million based upon 40% of eligible inventory. The interest rate on borrowings under the Laurus Credit Agreement is the Wall Street Journal prime rate (8.25% at September 30, 2006) plus 1.75%, subject to a floor of 8%. The Laurus Credit Agreement contains no financial covenants. Borrowings under the revolving credit facility were used to retire all outstanding debt under the LaSalle Credit Agreement and have been and will be used for general corporate purposes. At September 30, 2006, remaining borrowing availability under the revolving credit facility was approximately $1.2 million. The Company incurred expenses of $329,000 directly attributable to executing the Laurus Credit Agreement which have been recorded as deferred financing costs and are being amortized over the two-year term of the agreement. These deferred financing costs are included in other assets in the accompanying consolidated balance sheet as of September 30, 2006.
     In conjunction with the closing of the Laurus Credit Agreement, the Company issued Laurus Master Fund Ltd. (“Laurus”) detachable warrants to purchase, at any time, 550,000 shares of Common Stock at $0.10 per share. The fair value allocated to the warrants of $590,000, calculated using the Black-Scholes model, has been recorded as an asset to be amortized over the two-year term of the Laurus Credit Agreement and was recorded as an increase in additional paid in capital. The unamortized balance of the fair value of the warrants was $418,000 at September 30, 2006, all of which was included in other assets in the accompanying consolidated balance sheet. The issuance of the warrants is subject to an agreement under which Laurus will not hold greater than 4.99% of the Company’s outstanding Common Stock at any time. The Company filed a registration statement with the Securities and Exchange Commission for the warrants issued to Laurus on May 15, 2006, and the registration was declared effective on May 23, 2006. See Note 9 “Notes Payable” for further discussion of the warrants issued to Laurus and registration of the underlying Common Stock.
     International Lines of Credit. Mobitec AB, the Company’s wholly owned Swedish subsidiary, has agreements with banks in Sweden from which it may currently borrow up to a maximum of 19 million krona, or $2.6 million U.S., based on the September 30, 2006, exchange rate of 0.1367. Additional borrowing availability at September 30, 2006, amounted to approximately $214,000 U.S. Of the $2.6 million borrowing capacity under these agreements, $2.2 million renews annually on a calendar-year basis and $410,000 renews at various periods agreed-upon by both parties, with current expiration of December 31, 2006.
     Mobitec GmbH (formerly known as Transit Media-Mobitec GmbH), the Company’s wholly owned subsidiary in Germany, has an agreement with a German bank from which it may currently borrow up to a maximum of 512,000 Euros, or $650,000 U.S., based on the September 30, 2006, exchange rate of 1.2688. Additional borrowing availability at September 30, 2006, amounted to approximately $22,000 U.S. The agreement under which this line of credit is extended has an open-ended term.

\

     Lines of credit consist of the following:

	September 30,	December 31,
	2006	2005
	(In thousands)
Line of credit with Laurus Master Fund dated March 16, 2006; payable in full March 16, 2008; secured by all tangible and intangible U.S. assets of the Company; bears average interest rate of 9.58% in 2006.	$3,793	$—

Line of credit with LaSalle Business Credit dated November 6, 2003; replaced by line of credit with Laurus Master Fund in March 2006.	—	3,348

Line of credit with Swedish bank dated December 31, 2005; expires on December 31, 2006; secured by certain assets of the Swedish subsidiary, Mobitec AB; bears average interest rate of 3.08% and 2.72% in 2006 and 2005, respectively.	1,193	784

Line of credit with Swedish bank dated December 31, 2005; expires on December 31, 2006; secured by accounts receivable of the Swedish subsidiary, Mobitec AB; bears average interest rate of 4.02% and 3.57% in 2006 and 2005, respectively.	1,191	404

Line of credit with German bank dated June 23, 2004; open-ended term; secured by accounts receivable and inventory of the German subsidiary, Mobitec GmbH (formerly known as Transit Media-Mobitec GmbH); bears average interest rate of 3.96% and 3.33% in 2006 and 2005, respectively.	627	464

Total lines of credit	$6,804	$5,000

(b) Long-Term Debt
     Long-term debt consist of the following:

	September 30,	December 31,
	2006	2005
	(In thousands)
Note payable to a Swedish bank, dated June 28, 2001, paid in full in September 2006.	$—	$418

Convertible debenture to a director dated August 26, 2002, payable in full August 26, 2009, with an interest rate of 8%.	250	250

Unsecured note payable to an investor, dated December 5, 2005, retired by the issuance of Series I Preferred stock in March 2006.	—	503

Other long-term debt	9	14

Total long-term debt	259	1,185
Less current portion	254	1,177

	5	8
Long-term portion of capital leases	44	60

Total long-term debt and capital leases, less current portion	$49	$68

(9) NOTES PAYABLE
     On April 28, 2006, the Company, along with certain of its subsidiaries, entered into a Securities Purchase Agreement with Laurus whereby the Company issued a one-year, secured term promissory note in the original principal amount of $1.6 million (the “Note”).

The Note bears interest at an annual rate of 10%, with interest payable monthly in arrears, and matures April 28, 2007. The Note is secured by all U.S. assets of the Company pursuant to the Security Agreement executed as part of the Laurus Credit Agreement entered into in March 2006 (see Note 8, “Lines of Credit and Long-term Debt”), which was extended to cover the Note. In addition, the Note carries a $160,000 fee upon payment of the Note, whether the Note is paid on or prior to the maturity date. The fee is being recognized ratably over the one-year term of the Note. As of September 30, 2006, the entire original principal amount of $1.6 million was outstanding on the Note.
     As part of the financing, the Company granted Laurus warrants to purchase, at any time during a seven-year period, 80,000 shares of Common Stock at an exercise price of $2.00 per share (the “Warrants”). The fair value allocated to the warrants of $49,000, calculated using the Black-Scholes model, has been recorded as a contra-liability to be amortized over the one-year term of the Note agreement and was recorded as an increase in additional paid in capital. The unamortized balance of the fair value of the warrants was $28,000 at September 30, 2006. Laurus agreed to a 12-month lock-up on trading of the Common Stock underlying the Warrants as well as on the warrants to purchase 550,000 shares of Common Stock previously issued to Laurus in connection with the Laurus Credit Agreement entered into in March 2006. Pursuant to an Amended and Restated Registration Rights Agreement, the Company filed a registration statement with respect to the shares of Common Stock issuable upon exercise of the 630,000 warrants issued to Laurus with the Securities and Exchange Commission on May 15, 2006, and the registration was declared effective on May 23, 2006.
     Fees and expenses related to the Note and issuance of the Warrants totaled approximately $81,000, netting proceeds to the Company of approximately $1.5 million, which was used for general corporate purposes. The related fees and expenses have been recorded as deferred financing costs and are being amortized over the one-year term of the Note. These deferred financing costs are included in other assets in the accompanying consolidated balance sheet as of September 30, 2006.
     On May 30, 2006, Mobitec AB obtained a loan from a Swedish bank for 2 million krona or $273,000 U.S. (based on the September 30, 2006, exchange rate of 0.1367). On September 30, 2006, payment was made to retire the outstanding principal balance and all accrued interest on the loan.
(10) PREFERRED STOCK
     The Company’s preferred stock consists of 5,000,000 authorized shares, par value $.10 per share, 20,000 shares of which are designated as Series AAA Redeemable, Nonvoting, Convertible Preferred Stock (“Series AAA Preferred”), 30,000 shares of which are designated as Series D Junior Participating Preferred Stock (“Series D Preferred”), 500 shares of which are designated as Series E Redeemable, Nonvoting, Convertible Preferred Stock (“Series E Preferred”), 400 shares of which are designated as Series F Convertible Preferred Stock (“Series F Preferred”), 600 shares of which are designated as Series G Redeemable, Convertible Preferred Stock (“Series G Preferred”), 600 shares of which are designated as Series H Redeemable, Convertible Preferred Stock (“Series H Preferred”), 200 shares of which are designated as Series I Redeemable, Convertible Preferred Stock (“Series I Preferred”), and 4,947,700 shares of which remain undesignated. As of September 30, 2006, we had outstanding 178 shares of Series AAA Preferred, 183 shares of Series E Preferred, 371 shares of Series G Preferred, 53 shares of Series H Preferred, and 103 shares of Series I Preferred. There are no shares of Series D and Series F Preferred outstanding.
     In February 2006, 24 shares of Series E Preferred with a liquidation value of $120,000 were converted into 39,994 shares of the Company’s Common Stock.
     In March 2006, the Company sold an aggregate of 100 shares of its Series I Preferred, par value $.10 per share, to a private investor pursuant to a share purchase agreement. The combined purchase price for the shares was $500,000. Upon issuance of the Series I Preferred, funds received by the Company in December 2005 from the investor in advance of the sale of the Series I Preferred and held in the trust account of the Company’s outside legal counsel were released to the Company. The funds, net of issuance expenses of $15,000, were used for general corporate purposes. In connection with the sale of the Series I Preferred, the Company issued to the investor warrants to purchase an aggregate of 93,750 shares of the Company’s Common Stock at an exercise price of $1.60 per share. The warrants are exercisable at any time for a period of five years after issuance. The relative fair value allocated to the warrants of $49,000, calculated using the Black-Scholes model, has been treated as a discount to the Series I Preferred and was recorded as an increase in additional paid in capital. The issuance of the warrants resulted in a beneficial conversion feature of the Series I Preferred valued at $49,000 which was recorded as deemed preferred dividends as the shares were immediately convertible.
     Series I Preferred is convertible at any time or from time to time prior to the fifth business day preceding any redemption date established by the Company for such shares, at the option of the holder, into shares of Common Stock at a conversion price of $1.60 per share of Common Stock, subject to certain adjustments. Holders of Series I Preferred are entitled to voting rights on any matters on which holders of Common Stock are entitled to vote, based upon the quotient obtained by dividing the liquidation preference by the conversion price, excluding any fractional shares. Outstanding shares of Series I Preferred shall automatically convert to shares of the Company’s Common Stock if the closing bid price of the Common Stock on the NASDAQ Capital Market, or other exchange or market on which the Common Stock may be traded, for any period of twenty consecutive trading days exceeds $3.20. Holders of Series I Preferred are entitled to receive cumulative quarterly dividends payable in cash or additional shares of Series I Preferred, at the option of the holder, when and if declared by the Board of Directors, at a rate of 6% per annum on the liquidation value of $5,000 per share. The Company has the right to redeem the shares after five years.
     A convertible subordinated debenture in the amount of $250,000 dated August 26, 2002, is payable to a shareholder and member of the Board of Directors, and is due in full August 26, 2009, if not sooner redeemed or converted, with annual interest at 8%. The issuance of the Series I Preferred Stock caused the conversion rate on the debenture held by the shareholder and director to change in accordance with the original terms of the debenture, which include anti-dilution provisions, from $2.00 per share to $1.60 per share, resulting in a potential increase of 31,250 additional shares of common stock. The decrease in conversion price resulted in a beneficial conversion feature of the debenture valued at $81,000 which was treated as a discount to the debenture and was recorded as an increase in additional paid in capital. As the debenture is immediately convertible, the full amount of the discount was amortized and recorded as interest expense for the three months ended March 31, 2006.
     In connection with the Company’s adoption of the Shareholder Rights agreement as described in Note 17, the Company amended the certificate of designation with respect to the Series D Junior Participating Preferred Stock on September 28, 2006, to increase the maximum number of authorized shares available for issuance from 10,000 to 30,000.
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
     No recognition was given to potentially dilutive securities aggregating 4,578,982 and 3,631,785 shares as of September 30, 2006 and 2005, respectively. Due to the net loss applicable to common shareholders in those periods, such securities would have been anti-dilutive.
(12) TRANSLATION OF FOREIGN CURRENCY
     The local currency of each of the countries of the operating foreign subsidiaries is considered to be the functional currency. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are recognized as the cumulative translation adjustment included in accumulated other comprehensive income (loss) in shareholders’ equity. Realized gains and losses on foreign currency transactions are included in the results from operations for the period.
(13) COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) for the three and nine months ended September 30, 2006 and 2005 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net loss	$(1,011)	$(1,898)	$(1,927)	$(3,470)
Foreign currency translation adjustment	120	421	1,076	(1,512)

Total comprehensive loss	$(891)	$(1,477)	$(851)	$(4,982)

(14) RELATED PARTY TRANSACTIONS
     In the second quarter of 2006, the Company retained Gilbert Tweed Associates, Inc., an executive search firm located in New York City, to perform executive recruiting services related to the Company’s current search for a Chief Operating Officer for its North Carolina operations. Ms. Stephanie Pinson, a director of DRI, is President and COO of Gilbert Tweed Associates, Inc. The Company incurred recruiting fees and out-of-pocket expenses in the amount of $23,000 and $69,000 during the three and nine months ended September 30, 2006, respectively, for services rendered by Gilbert Tweed Associates, Inc., $23,000 of which is recorded in accounts payable in the accompanying consolidated balance sheet as of September 30, 2006.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		(In thousands)	(In thousands)
Net sales
Transportation communications	$12,371	$10,336	$36,086	$33,005
Law enforcement and surveillance	725	554	1,680	1,180
Parent entities (Corporate overhead)	—	—	—	—

	$13,096	$10,890	$37,766	$34,185

Operating income (loss)
Transportation communications	$566	$90	$2,973	$2,081
Law enforcement and surveillance	212	(13)	333	(82)
Parent entities (Corporate overhead)	(1,276)	(1,662)	(4,094)	(4,517)

	$(498)	$(1,585)	$(788)	$(2,518)

Geographic information — net sales
North America	$5,968	$5,029	$20,064	$17,150
Europe	3,850	2,572	9,557	9,848
Asia-Pacific	1,116	744	2,958	2,536
Middle East	482	207	1,230	361
South America	1,680	2,338	3,957	4,290

	$13,096	$10,890	$37,766	$34,185

	September 30,	December 31,
	2006	2005
Long-lived assets
North America	$3,855	$4,213
Europe	11,115	10,653
Asia-Pacific	28	30
South America	181	185

	$15,179	$15,081

(16) INCOME TAXES
     As a result of its net operating loss carryforwards, the Company has significant deferred tax assets. SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), requires a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.
     Accordingly, the Company recorded a benefit of $464,000 and $959,000 resulting from its taxable loss during the three and nine months ended September 30, 2006, and simultaneously recorded a valuation allowance equal to the benefit. The Company’s total deferred tax assets as of September 30, 2006, are $7.2 million and its deferred tax valuation allowance is $7.0 million. In addition, as a result of its equity transactions during 2004, the Company has determined its ability to use its net operating loss carryforwards and related tax benefits in any single year is limited under the Internal Revenue Code.
     The Company’s income tax expense of $175,000 for the nine months ended September 30, 2006, is comprised of deferred tax expense of $3,000 and $14,000 arising from domestic and foreign tax jurisdictions, respectively, and current tax expense of $158,000 arising from foreign tax jurisdictions. The Company’s effective tax expense (benefit) rate of 12.3% for the nine months ended September 30, 2006, differs from the expected statutory tax expense (benefit) rate of (35)% primarily due to recording 100% valuation allowance on U.S. deferred tax assets, partially offset by the effect of U.S. state income tax benefits.

(17) SHAREHOLDER RIGHTS
     On September 22, 2006, the Board of Directors adopted a Shareholder Rights Agreement designed to prevent any potential acquirer from gaining control of the Company without fairly compensating the shareholders and to protect the Company from any unfair or coercive takeover attempts.
     The Board of Directors approved the declaration of a dividend of one right for each outstanding share of the Company’s common stock to shareholders of record at the close of business on October 9, 2006. Each right entitles the holder to purchase 1/1000th of a share of the Company’s Series D Junior Participating Preferred Stock, par value $.10 per share, at an exercise price of $5.00, subject to adjustment. Until exercisable, the rights are represented by and traded with our common stock and no separate certificates for the rights will be issued.
     In general, the rights will become exercisable only if any person or group of affiliated persons makes a public announcement that it has acquired 15% or more of our stock or that it intends to make or makes a tender offer or exchange offer for 15% or more of our stock. Under certain circumstances, each holder of a right (other than the person or group who acquired 15% or more the Company’s stock) is entitled to purchase shares of the Company’s common stock having a market value equal to two times the exercise price. If, after a person has acquired 15% or more of the Company’s common stock, the Company is acquired in a merger or other business combination transaction or there is a sale or transfer of a majority of the Company’s assets or earning power, each holder of a right is entitled to purchase shares of the acquiring Company’s common stock having a market value equal to two times the exercise price.
     The Company may redeem the rights for $.001 per right prior to the acquisition or ownership of 15% or more of our common stock and the rights will expire in 10 years. The rights distribution is not taxable to the shareholders.

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
Critical Accounting Policies and Estimates
     Our significant accounting policies and methods used in the preparation of the Consolidated Financial Statements are discussed in Note 1 of the Notes to Consolidated Financial Statements presented in our 2005 Annual Report on Form 10-K and include the following:
•	Allowance for doubtful accounts

•	Inventory valuation

•	Warranty reserve

•	Intangible assets and goodwill

•	Income taxes, including deferred tax assets

•	Revenue recognition
     Since the filing of the 2005 Annual Report, there have been no significant changes to the critical accounting policies above. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004) “Share-Based Payment” (“SFAS 123R”) to account for stock-based compensation. Under SFAS 123R, the Company estimates the fair value of stock options granted using the Black-Scholes option pricing model. The fair value is then amortized on a straight- line basis over the requisite service period of the award, which is generally the option vesting term. This option pricing model requires the input of highly subjective assumptions, including an option’s expected life and the expected volatility of the Company’s Common Stock.

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
     The following table sets forth the percentage of our revenues represented by certain items included in our Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.5	68.5	69.3	62.6

Gross profit	28.5	31.5	30.7	37.4

Operating expenses:
Selling, general and administrative	29.9	40.5	30.3	40.7
Research and development	2.4	5.6	2.4	4.0

Total operating expenses	32.3	46.1	32.7	44.7

Operating loss	(3.8)	(14.6)	(2.0)	(7.3)
Other expense, foreign currency translation and interest	(2.3)	(0.1)	(1.9)	(1.1)

Loss before income tax expense	(6.1)	(14.7)	(3.9)	(8.4)
Income tax expense	(0.5)	(1.1)	(0.5)	(0.7)

Loss before minority interest in income of consolidated subsidiary	(6.6)	(15.8)	(4.4)	(9.1)
Minority interest in income of consolidated subsidiary	(1.2)	(1.7)	(0.6)	(1.0)

Net loss	(7.8)%	(17.5)%	(5.0)%	(10.1)%

COMPARISON OF OUR RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
     Net Sales and Gross Profit. Our net sales for the three months ended September 30, 2006, increased $2.2 million or 20.2%, from $10.9 million for the three months ended September 30, 2005, to $13.1 million for the three months ended September 30, 2006. Our gross profit for the three months ended September 30, 2006, increased $293,000, or 8.5%, from $3.4 million for the three months ended September 30, 2005, to $3.7 million for the three months ended September 30, 2006. Following is a discussion of these changes in net sales and gross profit by segment.
     Transportation Communications Segment. For the three months ended September 30, 2006, sales of our transportation communications segment increased $2.1 million, or 19.7%, from $10.3 million for the three months ended September 30, 2005, to $12.4 million for the three months ended September 30, 2006. The increase resulted from higher U.S. domestic sales of $672,000 and an increase in sales by our foreign subsidiaries of $1.4 million.
     The increase in U.S. sales of the transportation communications segment for the quarter ended September 30, 2006, as compared to the quarter ended September 30, 2005, was a result of several factors. First, during the quarter ended September 30, 2005, we entered into sales agreements for projects including hardware, engineering services, and installation services that spanned longer time periods than previous projects and which placed additional demands on our already limited engineering resources. As a result, a significant percentage of the revenue from these projects was recognized in reporting periods subsequent to the third quarter of 2005. Second, continued pricing pressures from customers and a change in product mix led to significant declines in OEM and spare part sales in the third quarter of 2005. Third, the increase in sales in the third quarter of 2006 is consistent with the apparent turn-around in the U.S. transit market due to the impact of new transit funding legislation passed into law in late 2005. In the third quarter of 2005, the U.S. public transportation market was still operating on short-term extensions of the previous transit funding legislation, which we believe created long-term funding uncertainties and consequently disrupted the transit market.

     The increase in international sales of the transportation communications segment resulted from higher sales in the European, Asian-Pacific, and Middle Eastern markets that were partially offset by lower sales in the South American market and is inclusive of an increase due to foreign currency fluctuations for the period ended September 30, 2006 of approximately $323,000. The largest international sales increases occurred in the European market and resulted primarily from increased sales in the United Kingdom, Poland and Germany, as the Company was able to obtain better market penetration in those countries in the third quarter of 2006.
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
     Our transportation communications segment gross profit for the three months ended September 30, 2006, of $3.4 million, increased $101,000, or 3.1%, from $3.3 million for the three months ended September 30, 2005. As a percentage of segment sales, our gross profit was 27.2% of our net segment sales for the three months ended September 30, 2006, as compared to 31.5% for the three months ended September 30, 2005. The net increase in gross profit was attributed to an increase in foreign gross profits of $146,000 and a decrease in U.S. domestic gross profits of $45,000.
     The U.S. gross profit of the transportation communications segment, as a percentage of sales for the three months ended September 30, 2006, was 17.8% as compared to 21.3% for the three months ended September 30, 2005. Our U.S. companies began reassigning personnel previously in selling, general and administrative roles to production and service-related roles in the second quarter of 2005. These reassignments increased throughout the remainder of 2005 into 2006 and resulted in a decrease in the U.S. gross profit of the transportation communications segment for the third quarter of 2006 as compared to the third quarter of 2005. This decrease was partially offset by (1) increased margins on sales of LED destination signs resulting from the Company’s ability to negotiate lower costs for component parts in 2006 and (2) a reduction in write-offs of obsolete and slow-moving inventory, which are recorded as cost of sales and which reduce gross margin.
     The international gross profit of the transportation communications segment, as a percentage of sales for the three months ended September 30, 2006, was 34.4% as compared to 40.2% for the three months ended September 30, 2005. Competitive pricing offered by our European subsidiaries to maintain contracts with certain existing customers and market share resulted in lower margins. Our foreign subsidiaries also had higher sales of LED destination signs, which yielded lower margins than the overall product mix, in the third quarter of 2006. Additionally, as our U.S. domestic subsidiaries did in 2005, in 2006 our foreign subsidiaries began reassigning certain personnel to production and service-related roles. These production and service related costs have contributed to the decrease in the international gross margins.
     We anticipate that improvements in gross margins could occur through more frequent sales of a combination of products and services offering a broader “project” solution, and through the introduction of technology improvements. However, period-to-period, overall gross margins will still reflect the variations in sales mix and geographical dispersion of product sales.
     Law Enforcement and Surveillance Segment. Sales for our law enforcement and surveillance segment increased $170,000 or 30.7%, from $554,000 for the three months ended September 30, 2005, to $725,000 for the three months ended September 30, 2006. The increased sales in the third quarter of 2006 were the result of our direct efforts to increase sales by increasing sales staff and offering new products to the market.
     Gross profit of the law enforcement and surveillance segment more than doubled, to $367,000 for the three months ended September 30, 2006, from $175,000 for the three months ended September 30, 2005. As a percentage of segment sales, our gross profit was 50.6% of our net segment sales for the three months ended September 30, 2006, as compared to 31.5% during the three months ended September 30, 2005. The increase in gross margin is partially attributed to a $72,000 write-off of obsolete and slow-moving inventory in the third quarter of 2005, which was recorded in cost of sales and reduced the third quarter 2005 gross margin. Additionally, sales in the third quarter of 2006 included a greater mix of high-margin products than sales in the third quarter of 2005.
     Selling, General and Administrative. Our selling, general and administrative expenses for the three months ended September 30, 2006, of $3.9 million, decreased $503,000, or 11.4%, from $4.4 million for the three months ended September 30, 2005. This decrease principally resulted from the reassignment of personnel previously in selling, general and administrative roles to production and service-related roles. Additionally, there were significant variances in other selling, general and administrative expenses which offset each other as follows: (1) a decrease of $171,000 in public company costs, which include legal, audit and printing fees, (2) an increase in bad debt expense of $246,000, (3) an increase in travel-related expenses of $138,000 resulting primarily from the Company limiting employee travel in the third quarter of 2005 in an effort to reduce costs, (4) an increase in legal fees of $93,000 resulting primarily from increased legal services related to the Company’s adoption of a shareholder rights agreement in the third quarter of 2006, and (5) a decrease of $290,000 in expenses related to the APTA trade show held in the third quarter of 2005, which did not occur in the third quarter of 2006.
     As a percentage of our net sales, these expenses were 29.9% for the three months ended September 30, 2006, and 40.5% for the three months ended September 30, 2005. The decrease as a percentage of sales is due to the leveraging effect of the increase in sales, as well as lower general and administrative expenses in total dollars.
     Research and Development Expenses. Our research and development expenses of $314,000 for the three months ended September 30, 2006, represented a decrease of $291,000, or 48.1%, from $605,000 for the three months ended September 30, 2005. This category of expense includes internal engineering personnel and outside engineering expense for software and hardware development, sustaining product engineering, and new product development. This expense, as a percentage of net sales, decreased from 5.6% for the three months ended September 30, 2005, to 2.4% for the three months ended September 30, 2006.
     During the three months ended September 30, 2006, salaries and related costs of certain engineering personnel who were used in the development of software met the capitalization criteria of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” The total amount of personnel and other expense capitalized in the three months ended September 30, 2006, was $61,000 as compared to $222,000 for the three months ended September 30, 2005.
     Operating Income (Loss). The net change in our operating loss for the three months ended September 30, 2006, was a decrease of $1.1 million from a net operating loss of $1.6 million for the three months ended September 30, 2005, to a net operating loss of $498,000 for the three months ended September 30, 2006. The reduction in operating loss is due to higher sales, lower selling, general and administrative expenses, and lower research and development costs offset by higher cost of sales as previously described.
     Other Income, Foreign Currency Gain (Loss), and Interest Expense. Other income and interest expense increased $284,000 from $11,000 for the three months ended September 30, 2005 to $295,000 for the three months ended September 30, 2006, due to an increase of $43,000 in other income (loss), an increase of $19,000 in foreign currency gain (loss), and an increase of $222,000 in interest expense. The increase in interest expense is due to the amortization of the fair value of warrants issued in connection with the Laurus line of credit and Laurus note payable of $86,000, amortization of the loan fee on the Laurus note payable of $40,000, and increases in the amount of borrowings on our credit facilities and note payable.
     Income Tax Expense. Net income tax expense was $59,000 for the three months ended September 30, 2006, as compared with a net income tax expense of $121,000 for the three months ended September 30, 2005. The tax expense for the three months ended September 30, 2006, consisted of $72,000 arising from foreign jurisdictions offset by tax benefits of $13,000 arising from U.S. federal and state jurisdictions.
     Net Loss Applicable to Common Shareholders. The net change in our net loss applicable to common shareholders for the three months ended September 30, 2006, was a decrease of $873,000 from a net loss of $2.0 million for the three months ended September 30, 2005, to a net loss of $1.1 million for the three months ended September 30, 2006.
COMPARISON OF OUR RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
     Net Sales and Gross Profit. Our net sales for the nine months ended September 30, 2006, increased $3.6 million or 10.5%, from $34.2 million for the nine months ended September 30, 2005, to $37.8 million for the nine months ended September 30, 2006. Our gross profit for the nine months ended September 30, 2006, decreased $1.2 million, or 9.3%, from $12.8 million for the nine months ended September 30, 2005, to $11.6 million for the nine months ended September 30, 2006. Following is a discussion of these changes in net sales and gross profit by segment.
     Transportation Communications Segment. For the nine months ended September 30, 2006, sales of our transportation communications segment increased $3.1 million, or 9.3%, from $33.0 million for the nine months ended September 30, 2005, to $36.1 million for the nine months ended September 30, 2006. The increase resulted from higher U.S. domestic sales of $1.8 million and higher international sales of $1.3 million. The increase in international sales occurred primarily in the third quarter of 2006 and resulted from higher sales in the European, Asian-Pacific, and Middle Eastern markets that were partially offset by lower sales in the South American market and is inclusive of an increase due to foreign currency fluctuations for the period ended September 30, 2006 of approximately $257,000.

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
     The increase in U.S. sales of the transportation communications segment for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005, was a result of higher OEM sales partially offset by lower spare part sales and recognizing revenue on long-term projects that began in 2005. The increase in sales in 2006 is consistent with the apparent turn-around in the U.S. transit market due to the impact of new transit funding legislation passed into law in late 2005. During the nine months ended September 30, 2005, the U.S. public transportation market was still operating on short-term extensions of the previous transit funding legislation, which we believe created long-term funding uncertainties and consequently disrupted the transit market. During the third and fourth quarters of 2005, we entered into sales agreements for projects including hardware, engineering services, and installation services that spanned longer time periods than previous projects and placed additional demands on our limited engineering resources. As such, a significant percentage of the revenue from these longer-term projects was recognized in the nine months ended September 30, 2006.
     Our transportation communications segment gross profit for the nine months ended September 30, 2006, of $10.8 million decreased $1.6 million, or 12.9%, from $12.4 million for the nine months ended September 30, 2005. As a percentage of segment sales, our gross profit was 30.0% of our net segment sales for the nine months ended September 30, 2006, as compared to 37.4% for the nine months ended September 30, 2005. The decrease in gross profit was attributed to a decrease in foreign gross profits of $673,000 and a decrease in U.S. domestic gross profits of $841,000.
     The U.S. gross profit of our transportation communications segment as a percentage of sales for the nine months ended September 30, 2006, was 25.4% as compared to 33.1% for the nine months ended September 30, 2005. This decrease primarily resulted from the reassignment of personnel previously in selling, general and administrative roles to production and service-related roles and was partially offset by increased margins on sales of LED destination signs resulting from the Company’s ability to negotiate lower costs for component parts in 2006 and a reduction in write-offs of obsolete and slow-moving inventory, which are recorded as cost of sales and which reduce gross margin.
     The international gross profit as a percentage of sales for the nine months ended September 30, 2006, was 34.8% as compared to 41.7% for the nine months ended September 30, 2005. This decrease primarily resulted from the reassignment of personnel previously in selling, general and administrative roles to production and service-related roles.
     Law Enforcement and Surveillance Segment. For the nine months ended September 30, 2006, sales for our law enforcement and surveillance segment increased $500,000 or 42.3%, from $1.2 million for the nine months ended September 30, 2005, to $1.7 million for the nine months ended September 30, 2006. The increased sales are due primarily to fulfillment of significant orders of audio processing and other specialized equipment to a U.S. federal law enforcement agency in the second and third quarters of 2006 as well as the result of our direct efforts to increase sales by increasing its sales staff and offering new products to the market.
     The segment gross profit for the nine months ended September 30, 2006, increased $327,000, or 78.8%, from $416,000 for the nine months ended September 30, 2005, to $743,000 for the nine months ended September 30, 2006. As a percentage of segment sales, our gross profit was 44.3% of our net segment sales for the nine months ended September 30, 2006, as compared to 35.2% during the nine months ended September 30, 2005. The increase in gross margin is partially attributed to a $72,000 write-off of obsolete and slow-moving inventory in the third quarter of 2005, which was recorded in cost of sales and reduced the 2005 gross margin. Additionally, there was an increase in sales to a U.S. federal law enforcement agency, which yield higher gross margins to the Company. These increases were partially offset by the Company incurring incremental direct costs along with related overhead costs as cost of sales. We incurred these incremental direct and overhead costs increasingly throughout 2005 and into 2006, resulting in the offsetting decrease in gross margins.
     Selling, General and Administrative. Our selling, general and administrative expenses for the nine months ended September 30, 2006, of $11.5 million, decreased $2.5 million, or 17.7%, from $13.9 million for the nine months ended September 30, 2005. This decrease principally resulted from the reassignment of personnel previously in selling, general and administrative roles to production and service-related roles. Additionally, there were significant variances in other selling, general and administrative expenses which resulted in a net increase of $49,000 as follows: (1) a decrease of $325,000 in expenses related to the APTA trade show held in the third quarter of 2005, (2) a decrease of $414,000 in public company costs, which include legal, audit and printing fees, (3) an increase in travel-related expenses of $254,000, (4) an increase in legal fees of $208,000, (5) an increase in bank related fees of $169,000, and (6) an increase in promotion and advertising expenses of $157,000.
     As a percentage of our net sales, these expenses were 30.3% for the nine months ended September 30, 2006, and 40.7% for the nine months ended September 30, 2005. The decrease as a percentage of sales is due to the leveraging effect of the increase in sales, as well as lower general and administrative expenses in total dollars.
     Research and Development Expenses. Our research and development expenses of $919,000 for the nine months ended September 30, 2006, represented a decrease of $457,000, or 33.2%, from $1.4 million for the nine months ended September 30, 2005. This category of expense includes internal engineering personnel and outside engineering expense for software and hardware development, sustaining product engineering, and new product development. This expense, as a percentage of net sales, decreased from 4.0% for the nine months ended September 30, 2005, to 2.4% for the nine months ended September 30, 2006.
     During the nine months ended September 30, 2006, salaries and related costs of certain engineering personnel who were used in the development of software met the capitalization criteria of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” The total amount of personnel and other expense capitalized in the nine months ended September 30, 2006, was $153,000 as compared to $926,000 for the nine months ended September 30, 2005.
     Operating Income (Loss). Our operating loss for the nine months ended September 30, 2006, decreased $1.7 million from an operating loss of $2.5 million for the nine months ended September 30, 2005, to an operating loss of $788,000 for the nine months ended September 30, 2006. The reduction in operating loss is due to higher sales, lower selling, general and administrative expenses, and lower research and development costs offset by higher cost of sales as previously described.
     Other Income, Foreign Currency Gain (Loss), and Interest Expense. Other income and interest expense increased $353,000 from $382,000 for the nine months ended September 30, 2005 to $735,000 for the nine months ended September 30, 2006, due to a decrease of $208,000 in other income (loss), an increase of $303,000 in foreign currency gain (loss), and an increase of $448,000 in interest expense. The increase in interest expense is due to the amortization of the fair value of warrants issued in connection with the Laurus line of credit and Laurus note payable of $192,000, the amortization of discount on the Series I Preferred of $81,000, amortization of the loan fee on the Laurus note payable of $68,000, and increases in the amount of borrowings on our credit facilities and in the amount of short-term debt.
     Income Tax Expense. Net income tax expense was $175,000 for the nine months ended September 30, 2006, as compared with a net income tax expense of $227,000 for the nine months ended September 30, 2005. The tax expense for the nine months ended September 30, 2006, consisted of $3,000 arising from U.S. federal and state jurisdictions and $172,000 arising from foreign jurisdictions.
     Net Loss Applicable to Common Shareholders. The net change in our net loss applicable to common shareholders for the nine months ended September 30, 2006, was a decrease of $2.0 million from a net loss of $4.2 million for the nine months ended September 30, 2005, to a net loss of $2.2 million for the nine months ended September 30, 2006.
Future Outlook
     Recent Legislation and Transit Funding Developments. In the U.S., the Transportation Equity Act for the 21st Century (“TEA-21”) was a $41 billion, six-year federal funding initiative. TEA-21 expired in third quarter 2003 and was temporarily extended through a series of legislative Continuing Resolutions pending the anticipated enactment of new long-term legislation. U.S. public transportation operated for over two years with the uncertainties created by the short-term extensions of TEA-21, which provided funding to transit agency customers serviced by the Company. On August 10, 2005, new legislation, the Safe, Accountable, Flexible, Efficient, Transportation Equity Act – A Legacy for Users (“SAFETEA-LU”), was signed into law by President Bush and is the primary program funding the U.S. public surface transit market at the federal level. SAFETEA-LU promotes the development of modern, expanded, inter-modal public transit systems nationwide and also designates a wide range of tools, services, and programs intended to increase the capacity of the nation’s mobility systems. SAFETEA-LU provides for a record level $52.6 billion in funding for public transportation through fiscal year 2009, which, according to American Public Transportation Association (“APTA”) staff, would represent a 45.3% increase over comparable funding in the prior legislation.

     According to APTA, on July 20, 2006, the Senate Appropriations Committee approved its version of bill H.R. 5576, which funds Federal Transit Administration programs at an $8.875 billion level for fiscal year 2007. The bill is awaiting final Senate approval. If enacted into law, this will represent a 4.4% increase over the final amount appropriated for fiscal year 2006. Though federal funding was available during the two years prior to the enactment of SAFETEA-LU, we believe the underlying longer-term funding uncertainties had been a source of significant market disruption. We believe elimination of the uncertainty that impacted the market during the two years prior to the enactment of SAFETEA-LU and the record-high funding increases for transit, if sustained through the full appropriations approval process, may lead to more robust market opportunities for our products and services as we enter 2007.
     Public Transit Industry Trends. At the APTA Bus & Paratransit Conference held April 30 – May 3, 2006, APTA announced U.S. public transportation ridership has increased approximately 22% over the past 10 years. According to APTA, in a report released in September 2006, public transportation ridership in the U.S. grew by 3.2% in the first six months of 2006 compared to the same period in 2005. APTA also reported nearly 5 billion trips were taken on public transportation in the U.S. in the first six months of 2006 and all modes of public transportation showed ridership increases. The increasing ridership could potentially spawn additional opportunity to sell our products and services.
     APTA’s published statistics indicate that, from a high of 11,000 bus vehicles in 2001, new federally funded mass transit passenger bus vehicle deliveries dropped to about 4,700 in 2005 (based on preliminary 2005 data), a decrease of roughly 57%. New bus build activity is a primary U.S.-served market for our mass transit security, vehicle location, and communications system products. The bus build data from 2005 further underscores the negative impact caused in substantial part by Congress’ failure for more than two years to pass the reauthorization legislation that provides a substantial part of U.S. funding to build mass transit vehicles. With new funding authorized through the passage of SAFETEA-LU, we believe we are now seeing those negative trends reversing to produce growth opportunities in our fundamental U.S.-served market.
     In the past, when ridership has increased primarily due to high fuel prices, there has been a tendency for ridership declines after those prices settled down. We are watching the present long-term trends very closely and it preliminarily appears that those past patterns may not be occurring in full. If that ultimately turns out to be a valid observation, then we can possibly say that the fundamental drivers of ridership are strengthening around such factors as personal preference, efficiency, and convenience in addition to economics. We are cautious in regard to these short-term indicators. However, we believe the trends are moving in this direction. Increased transit ridership potentially brings with it an increased demand for transportation-related equipment in our domestic market and aligns with our plans and outlook for growing revenue.
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
     Management anticipates that technological enhancements to the Talking Bus® automatic voice announcement system and the TwinVision® and Mobitec® electronic destination sign system products will continue in the future. This could enhance DRI’s ability to integrate these products with other technologies, reduce unit cost of production, and advance the state-of-the-art technologies in DRI’s ongoing program to improve profit margins. The enhancements may increase available marketable product features as well as increase market share and market penetration. DRI’s plan to integrate and expand licensed portions of technology developed by the University of Washington into the Talking Bus® system will also support customers in providing Internet access to vehicle arrival and schedule information for passengers. In addition to enhancing existing products, DRI currently has new generations of products under various stages of development.
     Many of the Company’s core products and services have, for a long time, included security related elements. The U.S. Government has established the Department of Homeland Security as the nation focuses on improving its capacity to deal with terrorist and other security threats. We believe this centralized federal focus will continue to increase funding for security-related products and services such as those produced by DAC and the Company’s domestic Transportation Communications Segment operations. Indeed, on September 29, 2006, according to APTA, the House and Senate approved bill H.R. 5441, which provides $175 million for transit and rail security funding for fiscal year 2007. This represents a $25 million increase over the amount provided for transit security in each of fiscal year 2005 and fiscal year 2006 Homeland Security Appropriations laws. President Bush subsequently signed the bill on October 4, 2006. We view any increase in government funding related to national security, intelligence and law enforcement initiatives as having the potential to positively influence the opportunity we will have to sell our audio processing solutions in the core traditional security markets, as well as in the Transportation Communications Segment.
     Long-Term Outlook. We believe that a combination of initiatives launched in the past few years, product enhancements, new products, new serviced markets, alliances, intensified sales and marketing efforts, and additional transit security-related product and service offerings, when combined with the recent funding legislation, may position us to attain future revenue growth. Significant sales growth, in conjunction with internal cost management initiatives, could substantially improve our future prospects of achieving profitability. This discussion of our future outlook is further qualified and limited by those risks and assumptions discussed in Part II, Item 1A “Risk Factors” in this Quarterly Report.
OUR LIQUIDITY AND CAPITAL RESOURCES
For the Nine months Ended September 30, 2006 and 2005
     We have incurred substantial losses to date and, as of September 30, 2006, have an accumulated deficit of $20.4 million. Our cash and cash equivalents have decreased during the nine months ended September 30, 2006. Operating losses in recent periods have narrowed as a result of increased sales and lower operating expenses and those improvements may continue in future periods. However, those results could vary and such variance could have a significant adverse effect on the Company’s liquidity.
     Our primary source of liquidity and capital resources has been from financing activities. We expect to require additional financing to continue to support operations. Historically, we have supplementally financed operations through private placements of our securities. However, there can be no assurances that such placements will occur or be possible in the future.
     As of September 30, 2006, our international companies have borrowed $3 million on lines of credit with maximum borrowing capacity of $3.2 million, resulting in $236,000 of borrowing availability as of that date. This limited borrowing availability could negatively impact our international companies’ liquidity and, as a result, their normal business operations, which in turn could have a material adverse effect on the Company’s financial position.
     Our U.S. companies have a note payable and a related fee totaling $1.8 million that is due April 28, 2007. At September 30, 2006, remaining borrowing availability under our U.S. line of credit was approximately $1.2 million. Any remaining availability under the U.S. line of credit could be applied toward repayment of the note payable on April 28, 2007. However, we can give no assurances that the borrowing availability on the U.S. line of credit, if any, will be sufficient to make payment in full on the note payable. If we are unable to make payment in full on the note payable using funds from our U.S. line of credit, then we would be forced to extend the term of the note payable with the current lender or obtain additional financing from a different lender. However, we can give no assurances that we will be able to extend the term of the current note payable or obtain financing from another lender. In such case, an event of default would occur. The U.S. line of credit has an outstanding balance of $3.8 million as of September 30, 2006. The note payable and U.S. line of credit are covered by a master security agreement with the same lender. Pursuant to terms of the master security agreement, an event of default on the note payable would cause an event of default on the U.S. line of credit and the current lender could cause all outstanding balances on the U.S. line of credit to become due and payable on April 28, 2007 as well.
     Any or all of the circumstances described in this section could cause us to be unable to continue our operations. These circumstances raise substantial doubt about our ability to continue as a going concern.
     Our operating activities used net cash of $2.9 million and $1.0 million for the nine months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006, net cash used primarily resulted from a net loss of $1.9 million, an increase in accounts receivable of $2.1 million, an increase in other receivables of $243,000, an increase in inventories of $680,000, an increase in prepaid and other assets of $68,000, a decrease in accounts payable of $32,000, and an increase in accrued expenses of $2,000. Non-cash expense items totaling $2.2 million were for deferred taxes, depreciation and amortization, bad debt expense, write-down of inventory obsolescence, loss on sale of fixed assets, common stock issued in lieu of cash compensation, and minority interest, partially offset by a gain on foreign currency transactions.
     Our investing activities used cash of $313,000 and $1.3 million for the nine months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, the primary uses of cash were for expenditures relating to internally developed software and purchases of computer, test, and office equipment. We do not anticipate any significant change in expenditures for or sales of capital equipment in the near future.

     Our financing activities provided net cash of $2.8 million and $2.4 million for the nine months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006, our primary sources of cash were from borrowings under asset-based lending agreements for both our U.S and our foreign subsidiaries, and from the issuance of Series I Preferred. Our primary uses of cash for financing activities were payment of financing costs related to the new asset-based lending agreements of $403,000, and payment of dividends and repayment of borrowings under the asset-based lending agreements of $101,000 and $47.1 million, respectively.
Credit Agreements
     Lines of credit consist of the following revolving credit agreements, the proceeds of which are used to fund working capital requirements.
     U.S. Working Capital Line of Credit. In March 2006, the Company entered into a two-year asset-based lending agreement with Laurus to replace an existing lending agreement with LaSalle Business Credit (“LaSalle Credit Agreement”). The Laurus Credit Agreement provides up to $6.0 million in borrowings under a revolving credit facility and is secured by all tangible and intangible U.S. assets of the Company. Borrowing availability under the Laurus Credit Agreement is based upon an advance rate equal to 90% of eligible accounts receivable and up to $2.0 million based upon 40% of eligible inventory. The interest rate on borrowings under the Laurus Credit Agreement is the Wall Street Journal prime rate (8.25% at September 30, 2006) plus 1.75%, subject to a floor of 8%. The Laurus Credit Agreement contains no financial covenants. Borrowings under the revolving credit facility were used to retire all outstanding debt under the LaSalle Credit Agreement and have been and will be used for general corporate purposes. At September 30, 2006, remaining borrowing availability under the revolving credit facility was approximately $1.2 million.
     International Lines of Credit. Mobitec AB, the Company’s wholly owned Swedish subsidiary, has agreements with banks in Sweden from which it may currently borrow up to a maximum of 19 million krona, or $2.6 million U.S., based on the September 30, 2006, exchange rate of 0.1367. Additional borrowing availability at September 30, 2006, amounted to approximately $214,000. Of the $2.6 million borrowing capacity under these agreements, $2.2 million renews annually on a calendar-year basis and $410,000 renews at various periods agreed-upon by both parties, with current expiration of December 31, 2006. On or before December 31, 2006, the Company expects to renew these credit agreements with agreements substantially similar in terms and conditions.
     Mobitec GmbH (formerly known as Transit Media-Mobitec GmbH), the Company’s wholly owned subsidiary in Germany, has an agreement with a German bank from which it may currently borrow up to a maximum of 512,000 Euros, or $650,000 U.S., based on the September 30, 2006, exchange rate of 1.2688. Additional borrowing availability at September 30, 2006, amounted to approximately $22,000. The agreement under which this line of credit is extended has an open-ended term.
     Notes Payable. On April 28, 2006, the Company, along with certain of its subsidiaries, entered into a Securities Purchase Agreement with Laurus whereby the Company issued a one-year, secured term promissory note in the original principal amount of $1.6 million (the “Note”). The Note bears interest at an annual rate of 10%, with interest payable monthly in arrears, and matures April 28, 2007. The Note is secured by all U.S. assets of the Company. In addition, the Note carries a $160,000 fee upon payment of the Note, whether the Note is paid on or prior to the maturity date.
     Long-term Debt. A convertible subordinated debenture payable to a shareholder and Director of the Company, dated August 26, 2002, in the amount of $250,000, with an annual interest rate of 8.0%, is due in full on August 26, 2009, if not sooner redeemed or converted.
Financing Activities in 2006
     In conjunction with the closing of the Laurus Credit Agreement in March 2006, the Company issued Laurus warrants to purchase, at any time, 550,000 shares of Common Stock at $0.10 per share. The fair value allocated to the warrants of $590,000, calculated using the Black-Scholes model, has been recorded as an asset to be amortized over the two-year term of the Laurus Credit Agreement and was recorded as an increase in additional paid in capital. The issuance of the warrants is subject to a holding rights agreement under which Laurus will not hold greater than 4.99% of the Company’s outstanding Common Stock at any time.
     In March 2006, the Company sold 100 shares of Series I Preferred to a private investor. The proceeds to the Company, net of issuance expenses, were $485,000, and were used for general corporate purposes. Series I Preferred is convertible at any time into shares of Common Stock at a conversion price of $1.60 per share of Common Stock, subject to certain adjustments, and, entitles the holders to voting rights on any matters on which holders of Common Stock are entitled to vote, based on the quotient obtained by dividing the liquidation preference by $1.60, excluding any fractional shares. The Company has the right to redeem the shares after five years. Holders of the Series I Preferred are entitled to receive cumulative quarterly dividends payable in cash or in additional shares of Series I Preferred at a rate of 6.0% per annum on the liquidation value of $5,000 per share.
     In conjunction with the sale of Series I Preferred, the Company also granted the investor warrants to acquire 93,750 shares of common stock at an exercise price of $1.60, exercisable at any time for a period of five years after issuance. The relative fair value allocated to the warrants of $49,000, calculated using the Black-Scholes model, has been treated as a discount to the Series I Preferred and was recorded as an increase in additional paid in capital. The issuance of the warrants resulted in a beneficial conversion feature of the Series I Preferred valued at $49,000 which was recorded as deemed preferred dividends as the shares were immediately convertible.
     In connection with the $1.6 million note issued to Laurus in April 2006, the Company granted Laurus warrants to purchase, at any time during a seven-year period, 80,000 shares of Common Stock at an exercise price of $2.00 per share (the “Warrants”). The fair value allocated to the warrants of $49,000, calculated using the Black-Scholes model, has been recorded as a contra-liability to be amortized over the one-year term of the Note agreement and was recorded as an increase in additional paid in capital. Laurus agreed to a 12-month lock-up on trading of the Common Stock underlying the Warrants as well as on the warrants to purchase 550,000 shares of Common Stock previously issued to Laurus in connection with the Laurus Credit Agreement entered into in March 2006.
Impact of Inflation
     We believe that inflation has not had a material impact on our results of operations for the three and nine months ended September 30, 2006 and 2005. However, there can be no assurance that future inflation would not have an adverse impact upon our future operating results and financial condition.
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
Forward-looking statements in this Quarterly Report include, without limitation, the following:
•	Statements regarding our ability to meet our current capital requirements;

•	Statements regarding our ability to meet and maintain our existing debt obligations, including obligations to make payments under such debt instruments;

•	Statements regarding our future cash flow position;

•	Statements regarding the timing or amount of future revenues;

•	Statements regarding our ability to achieve expense reductions;

•	Statements regarding product sales in future periods;

•	Statements regarding expected results;

•	Statements regarding current trends and indicators;

•	Statements regarding legislative action affecting the transportation and/or security industry, including, without limitation, the Safe, Accountable, Flexible, Efficient, Transportation Equity Act – A Legacy for Users, and any successor legislation;

•	Statements regarding the impact of the passage of the Safe, Accountable, Flexible, Efficient, Transportation Equity Act – A Legacy for Users;

•	Statements regarding changes in future federal or state funding for transportation and or security-related funding;

•	Statements regarding possible growth through acquisitions;

•	Statements regarding anticipated advancements in technology related to our products and services;

•	Statements regarding future product and service offerings;

•	Statements regarding the success of recent product and service introductions;

•	Statements regarding the ability to include additional security features to existing products and services;

•	Statements regarding the potential positive effect such additional security features may have on future revenues;

•	Statements regarding the expected contribution of sales of new and modified security related products to our profitability;

•	Statements regarding future events or expectations including the expected timing of order deliveries;

•	Statements regarding the expected customer acceptance of products;

•	Statements regarding potential benefits our security features may have for our customers;

•	Statements regarding the success of special alliances with various product partners;

•	Statements regarding the availability of alternate suppliers of the component parts required to manufacture our products;

•	Statements regarding our intellectual property rights and our efforts to protect and defend such rights;

•	Statements regarding APTA and its survey sample results;

•	Statements identifying what we believe to be indicators of positive industry trends that may provide us with the opportunity to increase sales of our products and services in the future; and

•	Statements that contain words like “believe,” “anticipate,” “expect” and similar expressions that are used to identify forward-looking statements.
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
Evaluation of Disclosure Controls and Procedures
     As of September 30, 2006, management, including our principal executive officer and principal financial officer, performed an in-depth review of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports filed under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic SEC reports.
     There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2006, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     Mr. Lawrence A. Taylor is a former Director of Digital Recorders, Inc. and was, until October 2004, the Company’s Chief Financial Officer, and until August 2005, the Company’s Executive Vice President (“EVP”) of Corporate Development. As EVP Corporate Development, Mr. Taylor’s primary responsibilities were strategic planning, and identifying and pursuing mergers and acquisitions. In August 2005, when it became apparent the Company’s finances would not support a full-time merger and acquisition function, Mr. Taylor’s position of EVP Corporate Development was eliminated. Mr. Taylor seeks to refute certain provisions of his employment agreement, primarily dealing with the amount of severance. The employment agreement between the Company and Mr. Taylor specifies arbitration. However, he has also raised claims outside his employment agreement, primarily related to alleged wrongful termination and age discrimination under the Age Discrimination in Employment Act of 1976. Over a year after his position was eliminated, Mr. Taylor filed a charge of age discrimination with the Equal Employment Opportunity Commission alleging discrimination, which is currently pending after the Company’s response and denial of Mr. Taylor’s allegations. The Company believes his claims are without merit and does not believe the matter will have a material impact on the Company.
     Mr. David N. Pilotte, who served as the Company’s Chief Financial Officer until June 9, 2006, has stated an intention to arbitrate a claim for severance compensation. On September 21, 2006, Mr. Pilotte filed an action in Dallas County (Texas) Court alleging that Digital Recorders, Inc., and others affiliated with the Company, have wrongfully withheld such payments of lump sum form and further that the Company and certain of its officers have provided misleading or false information and representations to him and others. Mr. Pilotte seeks a lump sum payment of all remaining severance obligations, statutory and liquidated damages provided under the Carolina Wage and Hour Act, as well as reasonable attorney’s fees. The Company believes these claims are without merit and does not believe the matter will have a material impact on the Company.
ITEM 1A. RISK FACTORS
     Many of the risks discussed below have affected our business in the past, and many are likely to continue to do so. These risks may materially adversely affect our business, financial condition, operating results or cash flows, or the market price of our Common Stock.
     Risks Related to Indebtedness, Financial Condition and Results of Operations
     Our substantial debt could adversely affect our financial position, operations and ability to grow. As of September 30, 2006, our total debt of approximately $8.7 million consisted of long-term debt in the amount of $259,000, most of which is classified as current, and short-term debt of $8.4 million. Included in the long-term debt is $250,000 outstanding under an 8.0% convertible debenture held by a shareholder and director payable in full August 26, 2009. Included in the short-term debt is $6.8 million under our domestic and European revolving credit facilities and $1.6 million under a promissory note. Our domestic revolving credit facility, with an outstanding balance of $3.8 million as of September 30, 2006, is payable in full on March 16, 2008. Our European revolving credit facilities have outstanding balances of $2.4 million as of September 30, 2006 under agreements with a Swedish bank which expire on December 31, 2006 and an outstanding balance of $627,000 as of September 30, 2006 under an agreement with a German bank with an open-ended term. On or before December 31, 2006, the Company expects to renew the credit agreements with the Swedish bank with agreements substantially similar in terms and conditions. The $1.6 million note payable matures April 28, 2007. Our substantial indebtedness could have adverse consequences in the future. For example, it could:
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
     Future cash requirements or restrictions on cash could adversely affect our financial position, and an event of default under our outstanding debt instruments could impair our ability to conduct business operations. Our cash balance has declined during the first nine months of 2006 and we could incur negative overall cash flow during the remainder of 2006 and future periods. If cash flow significantly deteriorates in the future, our liquidity and ability to operate our business could be adversely impacted. Additionally, our ability to raise financial capital may be hindered due to our net losses and the possibility of future negative cash flow, thus reducing our operating flexibility.
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
     We also have a revolving credit facility with a Swedish bank that we use in connection with our European operations and which is secured by substantially all the assets of our Mobitec AB subsidiary. Our maximum borrowing capacity under that facility is 19 million Swedish Krona, equivalent to approximately $2.6 million U.S. dollars. That facility also contains affirmative, negative, and financial covenants. Of the $2.6 million borrowing capacity under these agreements, $2.2 million renews annually on a calendar-year basis and $410,000 renews at various periods agreed-upon by both parties, with current expiration of December 31, 2006. On or before December 31, 2006, the Company expects to renew these credit agreements with agreements substantially similar in terms and conditions. However, we can give no assurances that we will be able to renew the agreements with substantially similar terms and conditions, if at all.
     We additionally have a revolving credit facility with a German bank that we use in connection with our German operations which is secured by accounts receivable and inventory of our German subsidiary, Mobitec GmbH (formerly known as Transit Media-Mobitec GmbH). Our maximum borrowing capacity under that facility is 512,000 Euros, equivalent to approximately $650,000 U.S. dollars. The agreement under which this line of credit is extended has an open-ended term.

     As of September 30, 2006, our outstanding balances were $3.8 million under the domestic facilities and $3.0 million under the European facilities.
     On April 28, 2006, the Company, along with certain of its subsidiaries, entered into a Securities Purchase Agreement with Laurus whereby the Company issued a one-year, secured term promissory note in the original principal amount of $1.6 million (the “Note”). The Note bears interest at an annual rate of 10%, with interest payable monthly in arrears, and matures April 28, 2007. The Note is secured by all U.S. assets of the Company. In addition, the Note carries a $160,000 fee upon payment of the Note, whether the Note is paid on or prior to the maturity date. As of September 30, 2006, the entire original principal amount of $1.6 million was outstanding on the Note.
     A convertible subordinated debenture in the amount of $250,000 dated August 26, 2002, is payable to a shareholder and member of the Board of Directors, and is due in full August 26, 2009, if not sooner redeemed or converted, with annual interest at 8.0% paid monthly. The loan agreement under which the convertible debenture was issued subjected the Company to certain financial covenants. On March 31, 2005, the financial covenants were amended to require the same tangible net worth and escalating fixed charges coverage ratios as those set forth in the senior debt facilities of the Company. We were not in compliance with the fixed charge covenant ratio under the convertible debenture as of December 31, 2005, but secured a waiver for that period from the lender.
     In the event we are unable to avoid an event of default under one or more of these credit facilities, it may be necessary or advisable to retire and terminate one or more of the facilities and pay all remaining balances borrowed. Any such payment would further limit our available cash and cash equivalents. Furthermore, it is unlikely we would have adequate resources available when necessary to avoid an event of default or if we do not have adequate time to retire the credit facilities. The consequences of an event of default under one or more of our credit facilities or other debt instruments may prevent us from continuing normal business operations.
     The above cash requirements or restrictions could lead to an inadequate level of cash for operations or for capital requirements, which could have a material negative impact on our financial position and significantly harm our ability to operate the business.
     We have a history of net losses and cannot assure you that we will become profitable. We have incurred losses in almost every fiscal year since we have been a public company. Our net loss applicable to common shareholders was $2.2 million during the nine months ended September 30, 2006, $6.5 million in fiscal year 2005, and $3.5 million in fiscal year 2004. We cannot assure you that we will become profitable or, if we do, that we will be able to sustain or increase profitability in the future. We had an accumulated deficit of $20.4 million as of September 30, 2006. If we cannot achieve or sustain profitability, our financial condition will be materially adversely affected and it will be much more difficult, if possible at all, to obtain additional financing and to continue to grow our business.
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
     Risks Related to Our Operations and Product Development
     A significant portion of our sales is derived from sales to a small number of customers. If we are not able to obtain new customers or repeat business from existing customers, our business could be seriously harmed. We sell our products to a limited and largely fixed set of customers and potential customers. In our transportation communications segment, we sell primarily to original equipment manufacturers and to end users such as municipalities, regional transportation districts, transit agencies, federal, state and local departments of transportation, and rental car agencies. The identity of the customers who generate the most significant portions of our sales may vary from year to year. In 2005, three major customers accounted for 22.8% of our net sales, compared to two major customers accounting for 22.9% in 2004 and one major customer accounting for 16.2% in 2003. If any of our major customers stopped purchasing products from us, and we were not able to obtain new customers to replace the lost business, our business and financial condition would be materially adversely affected. Many factors affect whether customers reduce or delay their investments in products such as those we offer, including decisions regarding technology spending levels and general economic conditions in the countries and specific markets where the customers are located.
     We depend on third parties to supply components we need to produce our products. Our products and solutions are dependent upon the availability of quality components that are procured from third-party suppliers. Reliance upon suppliers, as well as industry supply conditions, generally involves several risks, including the possibility of defective parts (which can adversely affect the reliability and reputation of our products), a shortage of components and reduced control over delivery schedules (which can adversely affect our manufacturing efficiencies) and increases in component costs (which can adversely affect our profitability). As an example, our European subsidiaries recently experienced shortages in the supply of aluminum extrusion materials, which are key components in our destination sign manufacturing process. This shortage caused fulfillment and delivery of certain customer orders in our European market to be delayed. We have substantially resolved this issue, but cannot be certain that these shortages will not occur in the future, and to the extent they do occur, may result in lost sales opportunities in Europe, which may in turn have a material adverse effect on our results of operations.
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
     Risks Related to Human Resources and Employee Relations
     We may not be able to recruit or retain a qualified workforce. Our success depends in large part upon our ability to attract, motivate and retain an effective management team, qualified engineering staff and a reliable workforce. Qualified personnel to fill these positions could be in short supply. An inability to recruit and retain qualified individuals could have a material adverse effect on our financial condition.
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
     Risks Related to Our International Operations
     There are numerous risks associated with international operations, which represent a significant part of our business. Our international operations generated approximately 47% of our sales in 2005 and approximately 47% of our sales during the nine months ended September 30, 2006. Our sales outside the United States were primarily in Europe (particularly the Nordic countries), South America, the Middle East, and Australia. The success and profitability of international operations are subject to numerous risks and uncertainties, such as economic and labor conditions, political instability, tax laws (including U.S. taxes upon foreign subsidiaries), and changes in the value of the U.S. dollar versus the local currency in which products are sold. Any unfavorable change in one or more of these factors could have a material adverse effect upon us.
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
     Our preferred stock and convertible debentures have preferential rights over our Common Stock. We currently have outstanding shares of Series AAA Redeemable, Nonvoting, Convertible Preferred Stock, Series E Redeemable, Nonvoting, Convertible Preferred Stock, Series G Redeemable, Convertible Preferred Stock, Series H Redeemable, Convertible Preferred Stock, and Series I Redeemable, Convertible Preferred Stock as well as certain eight percent (8.0%) convertible debentures, all of which have rights in preference to holders of our Common Stock in connection with any liquidation of the Company. The aggregate liquidation preference is $890,000 for the Series AAA Preferred, $915,000 for the Series E Preferred, $1.9 million for the Series G Preferred, $265,000 for the Series H Preferred, and $515,000 for the Series I Preferred, in each case plus accrued but unpaid dividends, and the aggregate principal amount of the outstanding eight percent (8.0%) convertible debentures is $250,000. Holders of the Series AAA Preferred, Series E Preferred, Series G Preferred, Series H Preferred, and Series I Preferred are entitled to receive cumulative quarterly dividends at the rate of five percent (5.0%) per annum, seven percent (7.0%) per annum, eight percent (8.0%) per annum, eight percent (8.0%) per annum, and six percent (6.0%) per annum, respectively, on the liquidation value of those shares. Dividends on the Series G Preferred are payable in kind in additional shares of Series G Preferred and dividends on the Series H Preferred are payable in kind in additional shares of Series H Preferred. Dividends on the Series I Preferred are payable in kind in additional shares of Series I Preferred or in cash, at the option of the holder. The purchase agreements, pursuant to which we issued our outstanding eight percent

(8.0%) convertible debentures, as well as our domestic senior credit facility, prohibit the payment of dividends to holders of our Common Stock. The holders of the debentures have the right to require us to redeem the debentures upon the occurrence of certain events, including certain changes in control of the Company or our failure to continue to have our stock listed on the NASDAQ Stock Market or another stock exchange. In such an event, the holders would have the right to require us to redeem the debentures for an amount equal to the principal amount plus an 18% annual yield on the principal amount through the date of redemption, and we might not have the ability to make the required redemption payments. The preferential rights of the holders of our convertible debentures and preferred stock could substantially limit the amount, if any, that the holders of our Common Stock would receive upon any liquidation of the Company.
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
     We are also subject to two North Carolina statutes that may have anti-takeover effects. The North Carolina Shareholder Protection Act generally requires, unless certain “fair price” and procedural requirements are satisfied, the affirmative vote of 95% of our voting shares to approve certain business combination transactions with an entity that is the beneficial owner, directly or indirectly, of more than 20% of our voting shares, or with one of our affiliates if that affiliate has previously been a beneficial owner of more than 20% of our voting shares. The North Carolina Control Share Acquisition Act, which applies to public companies that have substantial operations and significant shareholders in the state of North Carolina, eliminates the voting rights of shares acquired in transactions (referred to as “control share acquisitions”) that cause the acquiring person to own a number of our voting securities that exceeds certain threshold amounts, specifically, one-fifth, one-third and one-half of our total outstanding voting securities. There are certain exceptions. For example, this statute does not apply to shares that an acquiring person acquires directly from us. The holders of a majority of our outstanding voting stock (other than such acquiring person, our officers and our employee directors) may elect to restore voting rights that would be eliminated by this statute. If voting rights are restored to a shareholder that has made a control share acquisition and holds a majority of all voting power in the election of our directors, then our other shareholders may require us to redeem their shares at fair value. These statutes could discourage a third party from making a partial tender offer or otherwise attempting to obtain a substantial position in our equity securities or seeking to obtain control of us. They also might limit the price that certain investors might be willing to pay in the future for shares of our Common Stock, and they may have the effect of delaying or preventing a change of control.
     The adoption of our shareholder rights agreement may discourage third parties from making takeover offers, including takeover offers that might result in a premium being paid for shares of our common stock. Effective September 22, 2006, the Company entered into a shareholder rights agreement designed to prevent any potential acquirer from gaining control of the Company without fairly compensating the stockholders and to protect the Company from unfair or coercive takeover attempts. In furtherance of the shareholder rights agreement, the Board of Directors approved the declaration of a dividend of one right for each outstanding share of the Company’s common stock on the record date of October 9, 2006. Each of the rights, which are not currently exercisable, entitles the holder to purchase 1/1000th of a share of the Company’s Series D Junior Participating Preferred Stock at an exercise price of $5.00. In general, the rights will become exercisable only if any person or group of affiliated persons makes a public announcement that it has acquired 15% or more of the Company’s stock or that it intends to make or makes a tender offer or exchange offer for 15% or more of the Company’s stock. Following the announcement of any such acquisition or offer, the rights are redeemable by us at a price of $0.01 per right.
     The effect of this rights plan could prevent or deter a potential unsolicited takeover of us by causing substantial dilution of an acquirer of 15% or more of our outstanding common stock. This could delay or prevent a third party from acquiring us even if the acquisition would be beneficial to our stockholders. These factors could also reduce the price that certain investors might be willing to pay for shares of the common stock and result in the market price being lower than it might be without these provisions. Therefore, mergers and acquisitions of us that our stockholders may consider in their best interests may not occur.
     Provisions of our bylaws limit the ability of shareholders to call special meetings of shareholders and therefore could discourage, delay or prevent a merger, acquisition or other change in control of our company. On September 11, 2006, the Board of the Company voted to amend and restate the bylaws of the Company in their entirety. The Amended and Restated Bylaws of the Company became effective on September 12, 2006. Under the amended and restated bylaws, special meetings of the shareholders may be called by the Chairman of the Board, the President, the Board or any shareholder or shareholders holding in the aggregate thirty-five percent (35%) of the voting power of all the shareholders. Prior to the amendment and restatement of the bylaws, special meetings of the shareholders could be called by the Chairman of the Board, the President, the Board or any shareholder or shareholders holding in the aggregate ten percent (10%) of the voting power of all the shareholders.
     The effect of this provision of our Amended and Restated Bylaws could delay or prevent a third party from acquiring the Company or replacing members of the Board, even if the acquisition or the replacements would be beneficial to our stockholders. These factors could also reduce the price that certain investors might be willing to pay for shares of the common stock and result in the market price being lower than it might be without these provisions.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     At the annual meeting of shareholders in May 2006, shareholders approved an equity-based stock compensation plan for members of the Board of Directors and certain key executive managers of the Company. The compensation plan partially compensates members of the Board of Directors and key executive management of the Company in the form of stock of the Company in lieu of cash compensation. The plan became effective on January 1, 2006, and was made available on a fully voluntary basis. The number of shares payable under this plan is determined by dividing the cash value of stock compensation by the higher of (1) the actual closing price on the last trading day of the each month, or (2) the book value of the Company on the last day of each month. Fractional shares are rounded up to the next full share amount.
     For the three months ended September 30, 2006, the Company issued 11,249 shares to seven individuals under this plan at an average price of $1.24 per share in lieu of $14,000 in cash compensation. For the nine months ended September 30, 2006, the Company issued 30,359 shares to seven individuals under this plan at an average price of $1.38 per share in lieu of $42,000 in cash compensation.
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
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
     The following documents are filed herewith or have been included as exhibits to previous filings with the SEC and are incorporated herein by this reference:

Exhibit No.	Document
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference from the Company’s Registration Statement on Form S-3, filed with the SEC on December 23, 2003)

3.2	Articles of Amendment to Articles of Incorporation of the Company containing Certificate of Designation of Series E Redeemable Nonvoting Convertible Stock (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on November 12, 2003)

3.3	Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series F Convertible Preferred Stock (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on April 14, 2004)

3.4	Articles of Amendment to the Articles of Incorporation of the Company containing Series AAA Preferred Stock Change in Quarterly Dividend Accrual and Conversion Price (incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2004)

3.5	Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series G Redeemable Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed on June 28, 2005)

Exhibit No.	Document
3.6	Articles of Correction of Articles of Amendment to the Articles of Incorporation of the Company containing a correction to an error in the Amended Certificate of Designation of Series G Redeemable Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2005)

3.7	Articles of Amendment to the Articles of Incorporation of the Company containing an amendment to eliminate a staggered election of Board members (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2005)

3.8	Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series H Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed on November 4, 2005)

3.9	Articles of Amendment to Articles of Incorporation of the Company containing Certificate of Designation of Series I Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)

3.10	Amended and Restated Bylaws of the Company (incorporated herein by reference from the Company’s Registration Statement on Form SB-2)

3.11	Amendment to Amended and Restated Bylaws of the Company (incorporated herein by reference from the Company’s Proxy Statement for the Annual Meeting of Shareholders for fiscal year 2000, filed with the SEC on June 6, 2001)

3.12	Amended and Restated Bylaws of the Company (incorporated herein by reference to the Company’s Report on Form 8-K filed on September 18, 2006)

3.13	Amendment No. 1 to the Company’s Certificate of Designation with respect to its Series D Junior Participating Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K/A filed on October 2, 2006)

4.5	Rights Agreement, dated as of September 22, 2006, between the Company and American Stock Transfer & Trust Company, as Rights Agent, together with the following exhibits thereto:
Exhibit A – Certificate of Designation of Series D Junior Participating Preferred Stock of Digital Recorders, Inc. and the Amendment to Certificate of Designation of Series D Junior Participating Preferred Stock of Digital Recorders, Inc.; Exhibit B – Form of Right Certificate; and Exhibit C – Summary of Rights to Purchase Shares (incorporated herein by reference to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 2, 2006)

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
DIGITAL RECORDERS, INC.

Signature:	/s/ Kathleen B. Oher

By:	Kathleen B. Oher
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	November 14, 2006

Exhibit Index

Exhibit No.	Document
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference from the Company’s Registration Statement on Form S-3, filed with the SEC on December 23, 2003)

3.2	Articles of Amendment to Articles of Incorporation of the Company containing Certificate of Designation of Series E Redeemable Nonvoting Convertible Stock (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on November 12, 2003)

3.3	Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series F Convertible Preferred Stock (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on April 14, 2004)

3.4	Articles of Amendment to the Articles of Incorporation of the Company containing Series AAA Preferred Stock Change in Quarterly Dividend Accrual and Conversion Price (incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2004)

3.5	Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series G Redeemable Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed on June 28, 2005)

3.6	Articles of Correction of Articles of Amendment to the Articles of Incorporation of the Company containing a correction to an error in the Amended Certificate of Designation of Series G Redeemable Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2005)

3.7	Articles of Amendment to the Articles of Incorporation of the Company containing an amendment to eliminate a staggered election of Board members (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2005)

3.8	Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series H Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed on November 4, 2005)

3.9	Articles of Amendment to Articles of Incorporation of the Company containing Certificate of Designation of Series I Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)

3.10	Amended and Restated Bylaws of the Company (incorporated herein by reference from the Company’s Registration Statement on Form SB-2)

3.11	Amendment to Amended and Restated Bylaws of the Company (incorporated herein by reference from the Company’s Proxy Statement for the Annual Meeting of Shareholders for fiscal year 2000, filed with the SEC on June 6, 2001)

3.12	Amended and Restated Bylaws of the Company (incorporated herein by reference to the Company’s Report on Form 8-K filed on September 18, 2006)

3.13	Amendment No. 1 to the Company’s Certificate of Designation with respect to its Series D Junior Participating Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K/A filed on October 2, 2006)

4.5	Rights Agreement, dated as of September 22, 2006, between the Company and American Stock Transfer & Trust Company, as Rights Agent, together with the following exhibits thereto: Exhibit A – Certificate of Designation of Series D Junior Participating Preferred Stock of Digital Recorders, Inc. and the Amendment to Certificate of Designation of Series D Junior Participating Preferred Stock of Digital Recorders, Inc.; Exhibit B – Form of Right Certificate; and Exhibit C – Summary of Rights to Purchase Shares (incorporated herein by reference to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 2, 2006)

Exhibit No.	Document
10.1	Secured Non-Convertible Revolving Note between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.2	Security Agreement (with Schedules) between the Company and Laurus Master Fund, Ltd. dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.3	Grant of Security Interest in Patents and Trademarks (with Schedules) between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.4	Stock Pledge Agreement (with Schedules) between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.5	Registration Rights Agreement between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.6	Common Stock Purchase Warrant between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.7	Share Purchase Agreement between the Company and Transit Vehicle Technology Investments, Inc., dated March 21, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)

10.8	Stock Purchase Warrant between the Company and Transit Vehicle Technology Investments, Inc., dated March 21, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)

10.9	Registration Rights Agreement between the Company and Transit Vehicle Technology Investments, Inc., dated March 21, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)

10.10	Securities Purchase Agreement dated as of April 28, 2006, by and between Digital Recorders, Inc., TwinVision of North America, Inc., Digital Audio Corporation, and Robinson-Turney International, Inc., and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)

10.11	Secured Term Note by Digital Recorders, Inc., TwinVision of North America, Inc., Digital Audio Corporation, and Robinson-Turney International, Inc., issued to Laurus Master Fund, Ltd., in the original principal amount of $1,600,000 (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)

10.12	Common Stock Purchase Warrant dated as of April 28, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)

10.13	Amended and Restated Registration Rights Agreement dated as of April 28, 2006, by and between Digital Recorders, Inc. and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)

31.1	Section 302 Certification of David L. Turney (filed herewith)

31.2	Section 302 Certification of Kathleen B. Oher (filed herewith)

32.1	Section 906 Certification of David L. Turney (filed herewith)

32.2	Section 906 Certification of Kathleen B. Oher (filed herewith)