Form 10-K
period 2006-12-31
DIGITAL RECORDERS INC
filed 2007-03-28
CIK 853695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number 1-13408
DIGITAL RECORDERS, INC.
(Exact name of registrant as specified in its Charter)

North Carolina	56-1362926
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5949 Sherry Lane, Suite 1050
Dallas, Texas 75225
(Address of principal executive offices, Zip Code)

Registrant’s telephone number, including area code:
(214) 378-8992

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.10 Par Value	The NASDAQ Capital Market® Boston Stock Exchange, Inc.®

Securities registered pursuant to Section 12(g) of the Act:
None

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2006 was approximately $11,914,454.

Indicate the number of shares outstanding of the registrant’s Common Stock as of February 28, 2007:

Common Stock, par value $.10 per share	10,062,055
(Class of Common Stock)	Number of Shares

DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates certain information by reference from the registrant’s definitive proxy statement, which will be filed on or before April 30, 2007, for the Annual Meeting of Shareholders to be held on or before June 13, 2007.

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

Forward-looking statements in this Annual Report include, without limitation, the following:

•	Statements regarding our ability to meet our capital requirements;

•	Statements regarding our ability to meet and maintain our existing debt obligations, including obligations to make payments under such debt instruments;

•	Statements regarding our future cash flow position;

•	Statements regarding our ability to obtain lender financing sufficient to meet our working capital requirements;

•	Statements about our efforts to manage and effect certain necessary fixed cost reductions;

•	Statements regarding our ability to achieve other expense reductions;

•	Statements regarding the timing or amount of future revenues;

•	Statements regarding product sales in future periods;

•	Statements regarding the effectiveness of any of management’s strategic objectives or initiatives or the implications thereof on our shareholders, creditors, or other constituencies;

•	Statements regarding expected results;

•	Statements regarding current trends and indicators;

•	Statements regarding our ability to implement plans for complying with Section 404 of the Sarbanes-Oxley Act of 2002;

•	Statements regarding recent legislative action affecting the transportation and/or security industry, including, without limitation, the Safe, Accountable, Flexible, Efficient, Transportation Equity Act — A Legacy for Users, and any successor legislation;

•	Statements regarding the impact of the recent passage of the Safe, Accountable, Flexible, Efficient, Transportation Equity Act — A Legacy for Users;

•	Statements regarding changes in federal or state funding for transportation and or security-related funding;

•	Statements regarding possible growth through acquisitions;

•	Statements regarding future sources of capital to fund such growth, including sources of additional equity financing;

•	Statements regarding anticipated advancements in technology related to our products and services;

•	Statements regarding future product and service offerings;

•	Statements regarding the success of product and service introductions;

•	Statements regarding the ability to include additional security features to existing products and services;

•	Statements regarding the potential positive effect such additional security features may have on revenues;

•	Statements regarding the expected contribution of sales of new and modified security related products to our profitability;

•	Statements regarding future events or expectations including the expected timing of order deliveries;

•	Statements regarding the expected customer acceptance of products;

•	Statements regarding potential benefits our security features may have for our customers;

•	Statements regarding the success of special alliances with various product partners;

•	Statements regarding the availability of alternate suppliers of the component parts required to manufacture our products;

•	Statements regarding our intellectual property rights and our efforts to protect and defend such rights;

•	Statements that contain words like “believe,” “anticipate,” “expect” and similar expressions that are used to identify forward-looking statements.

Readers should be aware that all of our forward-looking statements are subject to a number of risks, assumptions and uncertainties, such as (and in no particular order):

•	Risks that we may not be able to continue as a going concern;

•	Risks that we may not be able to meet our capital requirements;

•	Risks that we may not be able to meet and maintain our debt obligations, including obligations to make payments under such debt instruments;

•	Risks regarding our future cash flow position;

•	Risks that we may be unable to obtain lender financing sufficient to meet our working capital requirements;

•	Risks that we may not be able to effect desired and planned reductions in certain fixed costs;

•	Risks that we may not be able to achieve other expense reductions;

•	Risks that management’s strategic objectives or initiatives may not be effective;

•	Risks that assumptions behind future revenue timing or amounts may not prove accurate over time;

•	Risks that current trends and indicators may not be indicative of future results;

•	Risks that we may lose customers or that customer demand for our products and services may decline;

•	Risks that there will be reductions in federal and/or state funding for the transportation and/or security industry;

•	Risks that we may be unable to grow through acquisitions;

•	Risks that we may be unable to secure additional sources of capital to fund growth, including the inability to secure additional equity financing;

•	Risks that future technological advances may not occur when anticipated or that future technological advances will make our current product and service offerings obsolete;

•	Risks that potential benefits our security products may have for our customers do not materialize;

•	Risks that we will be unable to meet expected timing of order deliveries;

•	Risks that product and service offerings may not be accepted by our customers;

•	Risks that product and service introductions may not produce desired revenue results;

•	Risks that we may be unable to create meaningful security product features in either new or existing products;

•	Risks regarding the uncertainties surrounding our anticipated success of special alliances with various product partners;

•	Risks that we may be unable to address and remediate any deficiencies in our internal controls over financial reporting and/or our disclosure controls;

•	Risks that insufficient internal controls over financial reporting may cause us to fail to meet our reporting obligations, result in material misstatements in our financial statements, and negatively affect investor confidence;

•	Risks that our efforts to implement plans to comply with Section 404 of the Sarbanes-Oxley Act of 2002 could fail to be successful;

•	Risks that we may be unable to obtain alternate suppliers of our component parts if our current suppliers are no longer available or cannot meet our future needs for such parts;

•	Risks that our efforts to protect and defend our intellectual property rights will not be sufficient.

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

WHERE YOU MAY FIND ADDITIONAL INFORMATION

Our Internet address is www.digrec.com. We make publicly available free of charge on our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Information contained on our website is not a part of this annual report on Form 10-K.

You may read and copy any materials the Company files with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room, 100 F Street, NE, Washington, D.C. 20549-0102. You may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Securities and Exchange Commission.

PART I

Item 1.	Business

General

In this annual report on Form 10-K, we refer to Digital Recorders, Inc. as “DRI”, “Company”, “us”, “we” and “our.” DRI was incorporated in March 1983 and became a public company through an initial public offering in November 1994. DRI’s Common Stock, $.10 par value per share (“Common Stock”), trades on the NASDAQ Capital Market® under the symbol “TBUS” and on the Boston Stock Exchange under the symbol “TBUS.”

Through its business units and wholly owned subsidiaries, DRI designs, manufactures, sells, and services information technology and surveillance technology products either directly or through contractors. DRI currently operates within two major business segments: (1) the Transportation Communications Segment; and (2) the Law Enforcement and Surveillance Segment. We have provided a measure of profit or loss and total assets in our financial statements for each of these segments for the fiscal years ended December 31, 2004, 2005, and 2006.

Transportation Communications Segment

DRI’s Transportation Communications Segment produces passenger information communication products under the Talking Bus®, TwinVision®, VacTelltm and Mobitec® brand names, which are sold to transportation vehicle equipment customers worldwide.

The Talking Bus®, VacTelltm and TwinVision® brands are sold in the United States (“U.S.”) and Canada. Net sales in these two countries represent 47% of segment sales split 88% in the U.S. and 12% in Canada. Long-lived assets within the U.S. include 26% of all long-lived assets and are all owned by our U.S. businesses.

The Mobitec® brand, which represents 53% of segment sales, is sold in Sweden, Norway, Denmark, and Finland (“Nordic market”); and Germany, France, Poland, UK, Spain, Greece and Hungary (“European market”); as well as in South America and the Asian-Pacific and Middle-East markets. Long-lived assets within the Nordic market include 72% of all long-lived assets and are all owned by our business unit in Sweden; all other long-lived assets within the remaining markets account for less than two percent of the total long-lived assets.

Transportation Communications Segment customers generally fall into one of two broad categories: end-user customers or original equipment manufacturers (“OEM”). DRI’s end-user customers include municipalities; regional transportation districts; federal, state, and local departments of transportation; transit agencies; public, private, or commercial operators of vehicles; and rental car agencies. DRI’s OEM customers are the manufacturers of transportation vehicles. The relative percentage of sales to end-user customers compared to OEM customers varies widely and frequently from quarter-to-quarter and year-to-year, and within products and product lines comprising DRI’s mix of total sales in any given period.

DRI’s Transportation Communications Segment is responsible for approximately 96% of DRI’s 2006 sales and consists of the following business unit and wholly owned subsidiaries.

U.S. Operations.  Three of our four domestic business units are included in our Transportation Communications Segment.

•	Digital Recorders (“DR”), based in the Research Triangle Park area of North Carolina, was established in September 1983. Presently a business unit of DRI, DR products include: computer aided dispatch Global Positioning Satellite (“GPS”) tracking; automatic vehicle location (“AVL”) systems; VacTelltm video surveillance security systems; automatic vehicle monitoring (“AVM”) systems; and Talking Bus® automatic voice announcement systems. Some of these products feature security enhancement related functionality. DR’s customers include: transit operating agencies, commercial transportation vehicle operators, and manufacturers of those vehicles in the North American Free Trade Agreement (“NAFTA”) markets.

•	TwinVision of North America, Inc. (“TVna”), a wholly owned subsidiary of DRI based in the Research Triangle Park area of North Carolina, was established by DRI in May 1996. TVna designs, manufactures, sells, and services electronic destination sign systems used on transit and transportation vehicles. Some of these products include security-enhancement related functionality. TVna’s customers include transit operating agencies, commercial transportation vehicle operators, and the manufacturers of those vehicles in the North American Free Trade Agreement (“NAFTA”) markets.

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

International Operations.  In June 2001, we completed the acquisition of Mobitec AB, based in Göteborg, Sweden, as part of our strategy to grow the Company at an accelerated pace through both internal and external means. Mobitec AB is part of DRI-Europa AB, our corporate framework for international operations that also includes Mobitec GmbH, Mobitec Pty Ltd, and our 50% share of Mobitec Ltda. Together, these subsidiaries primarily serve the European, Nordic, Far Eastern, Middle Eastern, South American, Australian, and Asian-Pacific markets. The acquisition, which significantly expanded our geographical reach, had a purchase price of approximately $8.0 million paid in a combination of cash, Common Stock, Warrants, and seller financing.

•	DRI-Europa AB, based in Göteborg, Sweden, is a wholly owned subsidiary of DRI that was established in February 2001 to serve as the umbrella organizational structure for DRI’s international operations at the time.

•	Mobitec GmbH (formerly known as Transit-Media GmbH) was established in 1995 and acquired by DRI in April 1996. Following the acquisition of Mobitec GmbH in June 2001, Transit-Media GmbH was merged with Mobitec GmbH in January 2002 and the combined company became Transit Media-Mobitec GmbH (“TM-M”). In the fourth quarter of 2005, TM-M was renamed Mobitec GmbH. Mobitec GmbH, based in Ettlingen, Germany, is a wholly owned subsidiary of DRI-Europa AB. Mobitec GmbH primarily produces and sells and services Mobitec® products. Mobitec GmbH’s customers include transit operating agencies, commercial transportation vehicle operators, and the manufacturers of those vehicles in select European, Asian-Pacific, and Mid-Eastern markets.

•	Mobitec AB, a wholly owned subsidiary of DRI-Europa AB and based in Göteborg, Sweden, was established in 1987 and acquired by DRI in June 2001 as part of the Mobitec AB acquisition. Based upon our internal market share calculations, we believe Mobitec AB holds the largest market share of electronic destination sign systems in the Nordic markets. In addition to serving the Nordic markets, Mobitec AB also has sales offices in Germany and Australia, as well as a 50% owned subsidiary in Brazil, Mobitec Brazil Ltda. Mobitec AB’s customers include: transit operating agencies, commercial transportation vehicle operators, and the manufacturers of those vehicles in the Nordic and select European markets.

•	Mobitec Pty Ltd, a wholly owned subsidiary of Mobitec AB and based in Peakhurst NSW, Australia, was established in 2000 and acquired by DRI in June 2001 as part of the Mobitec AB acquisition. The company imports and sells Mobitec® electronic destination sign systems within the Asian-Pacific market. Based upon our internal market share calculations, we believe Mobitec Pty Ltd holds a majority market share in the Australian market.

•	Mobitec Brazil Ltda, a 50% owned subsidiary of Mobitec AB and based in Caxias do Sul, Brazil, was established in 1996. Our 50% interest was acquired by DRI in June 2001 as part of the Mobitec AB acquisition. The company is engaged in manufacturing and selling electronic destination sign systems to OEM bus manufacturers primarily in South America. Its products are also shipped throughout Mexico, the Caribbean, and the Middle East. The remaining 50% of Mobitec Brazil Ltda is owned by the Company’s Brazilian Managing Director. Mobitec AB, through its representation on the board of directors, has controlling authority over Mobitec Brazil Ltda.

Law Enforcement and Surveillance Segment

DRI’s Law Enforcement and Surveillance Segment, which is responsible for approximately 4% of DRI’s 2006 sales, consists of Digital Audio Corporation (“DAC”), a wholly owned subsidiary of DRI based in the Research

Triangle Park area of North Carolina. Acquired in February 1995, DAC’s products include a line of digital audio filter systems, digital audio recorders and audio forensics equipment and technology. These products are used to improve the quality and intelligibility of both live and recorded voices. DAC serves U.S. federal, state and local law enforcement agencies and organizations, as well as some of their qualified and eligible counterparts abroad. DAC’s customers include: U.S. federal, state, and local law enforcement agencies or organizations; U.S. military and intelligence organizations; comparable national and regional agencies of foreign governments; and private and industrial security and investigation firms.

Industry and Market Overview

Transportation Communications Segment

The transportation communications passenger information communications market served by DRI’s Transportation Communications Segment developed because of several factors. In the past, that market was influenced by the Americans with Disabilities Act (“ADA”), the Clean Air Act, the Intermodal Surface Transportation Efficiency Act (“ISTEA”) and successor legislation, intelligent transportation systems initiatives, and the need to enhance fleet flexibility. The ADA initially accelerated the trend toward systems for automatic next-stop announcements by requiring that fixed-route transit systems announce major stops and transfer points to assist visually challenged passengers. However, a more fundamental and long-term impetus for the development of this market is the need to provide improved passenger information and customer services to operators and riders of public and private transit and transportation vehicles. DRI’s electronic destination sign systems and automatic voice announcement and vehicle locating systems provide transit systems’ customers with next stop, transfer point, route and destination information, vehicle location and operational condition information, and public service announcements, as well as security related functionality in certain instances. On the public side of this market, mass transit operating authorities can normally apply to the U.S. Federal Transit Administration (“FTA”) for grants covering up to approximately 80% of funding for certain equipment purchases with the remainder of product acquisition funding being provided by state and local sources. Privately funded users of DRI’s transit communications sector products include rental car shuttle vehicles and tourist vehicle operators.

In the U.S., the Transportation Equity Act for the 21st Century (“TEA-21”) was a $41 billion, six-year federal funding initiative. TEA-21 expired in third quarter 2003 and was temporarily extended through a series of legislative Continuing Resolutions pending the anticipated enactment of new long-term authorizing legislation. U.S. public transportation operated for over two years with the uncertainties created by the Continuing Resolutions’ short-term extensions of TEA-21, which provided a substantial part of capital acquisition funding to transit agency customers serviced by the Company. On August 10, 2005, new legislation, the Safe, Accountable, Flexible, Efficient, Transportation Equity Act — A Legacy for Users (“SAFETEA-LU”), was signed into law by President Bush and is the primary program funding the U.S. public surface transit market at the federal level. SAFETEA-LU promotes the development of modern, expanded, intermodal public transit systems nationwide and also designates a wide range of tools, services, and programs intended to increase the capacity of the nation’s mobility systems. SAFETEA-LU guarantees a record level $52.6 billion in funding for public transportation through fiscal year 2009, which, according to the American Public Transportation Association (“APTA”), represented a 45.3% increase over comparable funding in the prior legislation. Though federal funding was available during the period between the expiration of TEA-21 and the enactment of SAFETEA-LU, we believe the underlying longer-term funding uncertainties had been a source of significant market disruption. We believe elimination of the uncertainty that impacted the market during the period between the expiration of TEA-21 and the enactment of SAFETEA-LU and the record-high funding increases for transit have led to an upturn in the market for most of our products. We saw evidence of this in 2006 in increased sales of new bus vehicle manufacturer products, particularly those sold by TVna and of some products of DR where procurements were being derived primarily from those same manufacturers. Market conditions for engineered systems sold by DR, such as AVL, AVM, Security and Automatic Passenger Counting Systems were significantly less improved and, extending into early 2007, remain such. We believe this is attributable to the unique nature of the various mechanisms related to federal funding in the market and, if so, we believe the engineered systems related part of our business should improve, although at a rate notably slower than that of new bus vehicle manufacturer related products.

While as much as 80% of certain major capital expenditures can be funded federally in most instances, U.S. federal funding within DRI’s Transportation Communications Segment accounts for less than 20% of all funding in the U.S. market. The remainder comes from a combination of state and local public funds and passenger fare revenues. However, even though the federal funding is a relatively low share of the total, its presence, absence or uncertainty, in our opinion, has a far larger impact on the market than the 20% might imply. Funding for markets outside of the U.S. comes from a variety of sources. These sources vary widely from region-to-region and from period-to-period but include combinations of local, regional, municipal, federal, and private entities or funding mechanisms.

The automatic voice announcement systems market served by DRI’s DR business unit emerged primarily because of ADA legislation. DR was among the pioneers to develop automatic voice announcement technology including GPS tracking and triggering. DR’s Talking Bus® system met favorable acceptance in terms of concept, design, and technology, and was acknowledged to be ADA compliant. That regulatory-driven acceptance has now grown into a basic customer service consideration. We believe that about 40% of all new bus vehicles in North America contained automatic voice announcement systems in recent years. We expect this percentage to increase somewhat over the next several years as automatic voice announcement systems reduce cost, decrease maintenance costs and complexity, integrate to deliver other features and services, and become more distinctly perceived as a form of customer service. To date, DR has had minimal international sales. Management believes DR holds a significant U.S. market share in stand-alone (as opposed to similar functionality included in larger integrated information system installations) automatic voice announcement systems.

Enhancement and expansion of the automatic vehicle location (“AVL”) and automatic vehicle monitoring (“AVM”) capabilities of the DR-600 Talking Bus® system has enabled DRI to expand the market it serves to include fleet management (“Integrated Systems”) services for operators and users of transit vehicle systems. An outcome of this is the ability to provide more and better information to the users of transit systems by placing real-time current vehicle location information at passenger boarding locations and vehicle operating efficiency and vehicle health information at operational headquarters and other strategic locations. Additionally, this capability is emerging as a form of security risk mitigation for our customers with recent orders addressing such functionality. It is in this area of our business that we form alliances with others in order to enhance our market capability and access. Furthering security features and security related transit products, DR rolled out VacTelltm video actionable intelligence solutions in the latter part of 2005 and throughout 2006. VacTelltm combines well-established Digital Recorders® on- and off-vehicle location and monitoring products with advanced digital video recording and telecommunications technologies to deliver the ability to manage security events on a real-time basis.

The electronic destination sign system market served by TVna and Mobitec is highly competitive. Growth of this business is closely tied to overall market growth, increased market share, or technological advances. Virtually all transit buses in operation worldwide have some form of electronic destination sign system. Approximately 95% of those systems in the U.S. and 70% of those in major international markets are electronic. We believe that TVna holds a significant market share in the U.S., while Mobitec AB holds a majority market share in the Nordic market. Mobitec Pty Ltd and Mobitec Ltda hold significant market shares in Australia and South America, respectively. Mobitec GmbH holds a minor market share in Central Europe.

Law Enforcement and Surveillance Segment

DAC’s market consists of government organizations at the local, state, and federal level. DAC also markets its products in North America and several foreign countries including the United Kingdom, Australia, Germany, and Canada, directly and through a network of dealers. Typically, about 30% of DAC’s sales are to international customers. DAC’s digital audio filter and digital audio recorder technology reduces background noises that might otherwise make recorded voice signals unintelligible. Additionally, customers use DAC’s products in vibration, acoustic, and communications disciplines in commercial markets.

Key Competitors

Transportation Communications Segment

Most of the markets in which we participate are highly competitive and are subject to significant technological advances, as well as evolving industry and regulatory standards. We believe the principal competitive factors in all markets we serve include ease of use, after-sales service and support, price, the ability to integrate products with other technologies, maintaining leading edge technology, and responding to governmental regulation.

In DRI’s Transportation Communications Segment electronic destination sign systems market, management views Luminator Holding L.P., an operating unit of Mark IV Industries, Inc., as its principal competitor. Clever Devices Ltd. and Meister Electronics, LC, are two of DRI’s significant competitors in the domestic automatic voice announcement systems market. In the Integrated Systems market, management considers INIT GmbH, Siemens AG, and Orbital Sciences Corporation to be DRI’s most significant competitors. Numerous other competitors exist, particularly in the international markets, and most tend to serve discrete territories. Of the international competitors, those comprising the majority of competitive market shareholdings are: Meister, LLE, Luminator, Hanover Displays, Gorba, INIT, Siemens, and Orbital. All of these except Orbital, Luminator, and Hanover Displays are based in Central Europe. Hanover Displays is based in the United Kingdom with the majority market share there, as well as sales in selected regions of the continental European market. Orbital and Luminator are based in the U.S.

Law Enforcement and Surveillance Segment

DAC is a leader among participants in this industry. Few, if any, of the other participants are directly competitive across the entire DAC product line. Filtering products produced for the commercial sound industry are not specifically designed for forensic voice filtering. As a result, we do not believe companies manufacturing those products pose significant competition. Management recognizes Adaptive Digital Systems, Inc., REI®, and Intelligent Devices as key competitors that compete with similar technologies.

Products and Product Design

Transportation Communications Segment

DRI’s current transportation communications products include:

•	DR600tm, a vehicle logic unit for buses that provides automatic vehicle monitoring, automatic vehicle location, and automatic vehicle schedule adherence communication systems and programs, generally including GPS triggering of product features;

•	GPS tracking of vehicles;

•	Talking Bus® next stop automatic voice announcement system and next stop internal signage;

•	A Software Suite that provides modules for customized transit applications including computer-aided dispatch, automatic vehicle location, vehicle monitoring, wireless data exchange, and Central Recording Station;

•	Transit Arrival Signs and software;

•	Airport Shuttle Automatic Vehicle Location products and Arrival Signs;

•	Integration of and with vehicle sub-systems including destination signs, fare collection, automatic passenger counters, engine controllers, transmission, multiplexer, etc.;

•	TwinVision® all-LED (light-emitting diode) electronic destination sign systems;

•	TwinVision® Chromatic Series family of color electronic destination sign systems;

•	ELYSÉ® and Central Recording Station software;

•	Mobitec® electronic destination sign systems; and

•	VacTelltm video surveillance, recording and actionable intelligence products.

The DR systems enable voice-announced transit vehicle stops, GPS-based automatic vehicle location, automatic vehicle monitoring, and other passenger information, such as next stop, transfer point, route and destination information, and public service announcements. The vehicle locating and monitoring aspect of this product further provides security-related capabilities. These systems can be used in transit buses, light rail vehicles, trains, subway cars, people movers, monorails, airport vehicles and tour buses, as well as other private and commercial vehicles. Compliant with industry-recognized standards, the system uses an open architecture, computer-based microprocessor electronics system design including interoperability with third-party equipment. The open architecture design permits expansion to customer size requirements and integration with other electronic systems. Wireless 802.11x data exchange is available. This system, as well as all of DRI’s products, is designed to meet the severe operating demands of temperature, humidity, shock, vibration, and other environmental conditions found in typical transit applications.

DRI’s electronic destination sign system products, which are generally known by the TwinVision® and Mobitec® brand names, represent technologically advanced products pioneered by our RTI, Mobitec GmbH, TVna, and Mobitec AB subsidiaries. The product line includes various models covering essentially all popular applications. Where applicable, these products adhere to ADA requirements and function under industry-recognized standards. They each possess an open architecture, microprocessor-based design. In 2000, TVna and Mobitec GmbH introduced an all-LED, solid-state product. The all-LED product dominates sales of destination sign systems in North America, while the prior generation, mechanical “flip-dot” or “flip-dot/LED” products, accounts for a significant percentage of sales by DRI’s European subsidiaries. As the name implies, the “all-LED” product provides improved illumination and eliminates moving parts, thereby delivering better readability and lowered maintenance expenses.

In 2001, TVna and Mobitec GmbH introduced the TwinVision® Chromatic Series, including TwinVision Chroma I and TwinVision® Chroma IV, which offers DRI’s customers greater color “route identification” flexibility and message display options for electronic destination signage. These products incorporate colorized route capabilities while retaining electronic destination sign system message display advantages for the color-vision impaired.

Message programming for all electronic destination sign system products is accomplished via proprietary ELYSÉ® software developed by Mobitec GmbH and refined by TVna, or similar companion software developed by Mobitec AB. Programming is accomplished through such as PCMCIA memory card download and wireless capabilities.

In January 2001, DR entered into a license agreement with the University of Washington to use certain technology developed by the Intelligent Transportation Systems Research program at the University under the names “BusView” and “MyBus.” The technology, some of which we have integrated with the Talking Bus® system, enables transit system users to access information via the Internet, such as schedule data, about the vehicle they wish to board. This technology, combined with DRI’s internal developments, is helping extend DRI’s product offerings into automatic vehicle location, fleet management, automatic vehicle monitoring, and off-vehicle passenger information markets and security.

Law Enforcement and Surveillance Segment

DAC designs, manufactures, markets, sells, and services a line of digital signal processing instruments and digital recording machines to law enforcement agencies and intelligence gathering organizations worldwide. Humming sounds, room noises, acoustic resonance, muffling, background music, street traffic, radio and television sounds, and other noises often obscure such recordings. DAC products enhance the clarity of the recordings through a sequence of highly specialized adaptive audio filters. Additionally, in a similar process, DAC products can be used in live, real-time applications. DAC products have major computational power with the typical digital filter employing multiple microprocessor devices.

DAC manufactures and sells the following key products:

•	CARDINAL, a comprehensive laboratory forensic audio processing and analysis system;

•	PCAP II Plus, a comprehensive, real-time audio noise reduction system suitable for both laboratory and tactical purposes;

•	QuickEnhance® /AS, a simplified forensic audio software plug-in, designed to integrate with the Avid Media Composer® Adrenalinetm and dTectivetm forensic video system produced by Avid Technology, Inc. and Ocean Systems, respectively;

•	QuickEnhance® QE-1500, a simplified audio noise reduction portable field kit, optimized for tactical purposes;

•	MicroDAC, a real-time reference-canceling noise reduction processor, designed specifically for live monitoring applications; and

•	SSABR®, a state-of-the-art, covert, solid-state digital audio recorder.

Department of Homeland Security

The U.S. Government has established the Department of Homeland Security as the nation focuses on improving its capacity to deal with terrorist and other security threats. We believe this centralized federal focus will eventually increase funding for security-related products and services such as those produced by the Company.

Marketing and Sales Organization

DRI’s products are marketed by in-house sales and marketing personnel or through commissioned independent sales representatives, as appropriate for each business unit and market segment. Marketing and sales activities include database marketing; selective advertising; direct contact selling; publication of customer newsletters; participation in trade shows and industry conventions; and cooperative activities with systems integrators and alliance partners on a selective basis. Additionally, DAC utilizes specialized continuing education programs to ensure end-users have multiple opportunities to learn about DAC’s technology and, through hands-on instruction, fully comprehend how to operate DAC’s products. These student-paid continuing education programs generate little revenue themselves, but are, instead, used as a marketing tool.

Management regularly evaluates alternative methods of promoting and marketing DRI’s products and services. Web site and Internet-based marketing techniques currently serve to assist marketing and sales efforts, but the custom-specification, request-for-quote nature of DRI’s markets does not yet lend itself to full-scale, Internet-driven marketing and sales efforts.

Customers

Though we had no major customers (defined as those customers to which we made sales greater than 10% of DRI’s total sales) in 2006, we continue to generate a significant portion of our sales from a relatively small number of key customers. These key customers, the composition of which may vary from year to year, are primarily transit bus original equipment manufacturers. In 2006, three customers accounted for 19.2% of sales. In 2005, three customers accounted for 22.8% of sales. In 2004, two major customers accounted for 22.9% of sales. We sell our products to a limited set of customers and can experience significant concentration of revenue with related credit risk. Loss of one or more of these key customers could have an adverse material impact on the Company.

Seasonality and Fluctuation in Results

DRI’s sales are not generally “seasonal” in nature. However, a significant portion of sales for each product line is made, either directly or indirectly, to government or publicly funded entities. In addition, many sales to transit original equipment manufacturers are themselves related to sales by those manufacturers to government or publicly funded entities. In general, due to budgetary and funding availability considerations, government purchasing sometimes increases during the last quarter of DRI’s fiscal year. In the U.S., the federal government and many state and local governments operate on an October to September fiscal year. Several key international government customers operate on an April to March fiscal year. In addition, government agencies occasionally have a tendency to purchase infrequently and in large quantities, creating uneven demand cycles throughout the year. These cycles generate periods of little order activity as well as periods of intense order activity. This fluctuation in ordering tends to make sales patterns uneven and make it difficult to forecast quarter-to-quarter and year-to-year results.

Sales to DRI customers in both the Transportation Communications Segment and the Law Enforcement and Surveillance segments are characterized by relatively larger contracts and lengthy sales cycles that generally extend for a period of two months to 24 months. The majority of sales of the Company’s products and services are recognized upon physical shipment of products and completion of the service, provided all accounting criteria for recognition have been met. Sales and revenues for projects involving multiple elements (i.e., products, services, installation and other services) are recognized under specific accounting criteria based on the products and services delivered to the customer and the customer’s acceptance of such products and services. Sales and revenues from more complex or time-spanning projects within which there are multiple deliverables including products, services, and software are recognized based upon the facts and circumstances unique to each project. This generally involves recognizing sales and revenue over the life of the project based upon (1) meeting specific delivery or performance criteria, or (2) the percentage of project completion achieved in each accounting period.

DRI’s sales tend to be made pursuant to larger contracts, contemplating deliveries over months or years. Purchases by a majority of DRI’s customers are dependent, directly or indirectly, on federal, state, and local funding, for both law enforcement activities and public transportation. Law enforcement agencies are the principal customers for DRI’s audio products, while manufacturers of transportation equipment, who, in turn, sell to agencies or entities dependent on government funding, are the principal customers for DRI’s transportation products. Government funding tends to vary significantly from year to year and quarter to quarter. In addition, our contract and governmental business generally involves a longer lead-time than might be the case in the private sector. Further, governmental type purchasers generally are required to make acquisitions through a public bidding process. The fact that much of DRI’s sales are derived from relatively large contracts with a small number of customers can result in fluctuations in DRI’s sales and, thus, operating results, from quarter-to-quarter and year-to-year.

Due to DRI’s business dealings in foreign countries, the Company may experience foreign currency transaction gains and losses in relation to the changes in functional currency, which can result in variances from quarter-to-quarter and year-to-year.

Backlog

DRI’s backlog as of December 31, 2006, was $8.4 million compared to $6.9 million as of December 31, 2005, and $6.3 million as of December 31, 2004. Fluctuations in backlog can occur and generally are due to: (1) timing of the receipt of orders; (2) order cycle fluctuations arising from the factors described under the heading “Seasonality, Fluctuations in Results”; and (3) relatively fewer long-term orders in the marketplace. DRI currently anticipates that it will deliver all, or substantially all, of the backlog as of December 31, 2006, during the fiscal year 2007.

Research and Development

DRI is committed to the continued technological enhancement of all its products and to the development or acquisition of products having advanced technological features. However, continued development of any individual product is dependent upon product acceptance in the market place. DRI’s objective is to develop products that are considered high quality, technologically advanced, cost competitive, and capable of capturing a significant share of the applicable market. Product development based upon advanced technologies is one of the primary means by which management differentiates DRI from its competitors.

Management anticipates that technological enhancements to the Talking Bus® automatic voice announcement system, VacTelltm video surveillance security products, and TwinVision® and Mobitec® electronic destination sign system products will continue in the future. Such technological enhancements are designed to enhance DRI’s ability to integrate these products with other technologies, reduce unit cost of production, capture market share and advance the state-of-the-art technologies in DRI’s ongoing efforts to improve profit margins. The enhancements should increase available marketable product features as well as aid in increasing market share and market penetration. In addition to enhancing existing products, DRI generally has new generations of products under various stages of development.

History of Research and Development — Product Pioneer

In 1996 and 1997, Mobitec GmbH and TVna, respectively, introduced a new generation display element through the TwinVision® LeDot® electronic destination sign system. The new products combined known and proven benefits of LED technology with improved electromagnetic flip-dot elements to enhance product performance. These enhancements improved distance readability and reduced maintenance costs. This development, under a product display technology licensed from Lite Vision Corporation, virtually changed the entire electronic destination sign system industry and quickly became an industry standard. That generation of product has subsequently been substantially replaced with other technological advances as noted herein.

In 2000, TVna again led an industry technology change with the widespread introduction in the U.S. of a commercially viable, low-energy, high-contrast, all-LED display element that eliminated the mechanical, moving flip-dot typically used in prior generations of electronic destination sign systems.

In 2001, TVna introduced the TwinVision® Chromatic Series, including TwinVision® Chroma I and TwinVision® Chroma IV. These products offer customers greater color flexibility in message display options for destination signage. They incorporate colorized message display capabilities while retaining electronic destination sign system message display advantages for the color-vision impaired.

Continuing technology leadership in the DR business unit, which was a pioneer in GPS based voice annunciation, we further enhanced the DR product to expand functionality. Our main research and development projects in 2003-2006 related to the DR business unit centered on the DR600tm vehicle logic unit for bus automatic vehicle monitoring, automatic vehicle location and automatic vehicle schedule adherence communication systems and programs, VacTelltm video actionable intelligence products, and DAC’s next generation system for digital signal processing products.

Research and development activities continued in all business segments during 2006. Research and development expenses were $1.5 million in 2006, $1.6 million in 2005, and $1.9 million in 2004. These expenditures represented 2.9, 3.6, and 4.0% of sales in 2006, 2005 and 2004, respectively. During 2006, as in prior years, certain engineering personnel were used in the development of software that met the capitalization criteria of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Approximately $201,000 of costs in 2006 were capitalized as an asset to be amortized as the expected sales of the developed software are realized. This compares to capitalization of $1.0 million for such costs for the years ended December 31, 2005 and 2004.

Because we believe technological advances are necessary to maintain and improve product lines and, thus, market position, we expect to continue to invest a significant amount of capital, as a percentage of sales, on research and development for the near future. Due to our research and development spending, we may experience fluctuations in operating results since costs may be incurred in periods prior to the related or resulting sales.

Manufacturing Operations

Transportation Communications Segment

Our principal suppliers for the DR business unit for most of fiscal year 2006 are ISO 9002 certified contract-manufacturing firms that produce DR-designed equipment. DR and TVna also perform part of their assembly work in-house. Prior to 2005, we were solely dependent on one contract manufacturer to provide the majority of our products for our DR business unit; however, beginning in 2005, we began sourcing major components and services to additional suppliers. In keeping with this policy, we plan to continue to execute contracts with other suppliers to perform some of the services provided by current suppliers.

TVna purchases display components and assemblies for electronic destination sign systems from multiple companies in the U.S., Europe, and Asia. We generally assemble these products, and some related subassemblies, in-house. Domestic production is compliant with “Buy-America” regulations.

Mobitec AB produces the majority of the products it sells, as well as products for sales of Mobitec GmbH and Mobitec Pty, in Herrljunga, Sweden. It purchases raw materials, components and assembles primarily from suppliers located in the Nordic, Asian and European markets.

Mobitec Brazil Ltda produces its products in Caxias do Sul, Brazil. It purchases raw materials, components and assemblies from companies in Europe, LEDs from DRI’s TVna subsidiary, and the remainder primarily from various local suppliers in Brazil.

Law Enforcement and Surveillance Segment

DAC primarily buys component parts and assembles its products internally. Printed circuit board components and enclosures are purchased from well-established vendors and local suppliers. DAC typically works with ISO-certified suppliers.

Other than described herein, we believe alternative suppliers would be readily available for all raw materials and components for each of our businesses.

Customer Service

We believe our commitment to customer service has enhanced the customer’s opinion of DRI compared to our competitors. Our plan is to continue defining and refining as a sustainable competitive advantage our service-oriented organization.

Proprietary Rights

We currently own two design patents and have a combination of copyrights, alliances, trade secrets, nondisclosure agreements, and licensing agreements to establish and protect our ownership of, and access to, proprietary and intellectual property rights. Our attempts to keep the results of our research and development efforts proprietary may not be sufficient to prevent others from using some or all of such information or technology. By “designing around” our intellectual property rights, our competitors may be able to offer similar functionality provided by our products without violating our intellectual property rights. We or our business units have registered our DAC®, Digital Recorders®, Talking Bus®, TwinVision®, VacTelltm, Mobitec® trademarks, logos, slogans, taglines, and trade names with the U.S. Patent and Trademark Office and, where appropriate, abroad.

We intend to pursue new patents and other intellectual property rights protection methods covering technology and developments on an on-going basis. We also intend to use best efforts to maintain the integrity of our service marks, trade names and trademarks, and other proprietary names and protect them from unauthorized use, infringement, and unfair competition.

Employees

As of December 31, 2006, DRI employed 198 people, of which 102 were employed domestically and 96 were employed internationally. Of the 102 domestic employees, five were employed in our Dallas administrative office and 97 were employed in our North Carolina operations. Of the 96 international employees, 45 were employed in Sweden, 12 were employed in Germany, and 39 were employed in other countries. DRI employees were deployed as follows: 97 in operations; 23 in engineering; 42 in sales and marketing; and 36 in administrative functions. Although European subsidiaries include some limited work-place agreements, DRI employees are not covered by any collective bargaining agreements and management believes its employee relations are good. We believe future success will depend, in part, on our continued ability to attract, hire, and retain qualified personnel.

Item 1A.	Risk Factors

Many of the risks discussed below have affected our business in the past, and many are likely to continue to do so. These risks may materially adversely affect our business, financial condition, operating results or cash flows, or the market price of our Common Stock.

Risks Related to Indebtedness, Financial Condition and Results of Operations

There is substantial doubt concerning our ability to continue as a going concern.  The financial statements contained in this Annual Report have been prepared assuming we will continue as a going concern. However, substantial doubt exists concerning our ability to do so. The auditor’s opinion to our financial statements as of and for the year ended December 31, 2006 notes the fact that we have incurred substantial losses to date and have, as of December 31, 2006, an accumulated deficit of $22.4 million. We have incurred losses in almost every fiscal year since we have been a public company. Our net loss applicable to common shareholders was $4.2 million in 2006, $6.5 million in 2005, and $3.5 million in 2004. The Company expects to incur additional losses for the first quarter of 2007. Management recognizes that under current conditions our current cash on hand and expected short term revenues from operations will not be adequate to fund our current operations. Currently, we are managing our cash accounts on a day-to-day basis and have deferred payments on trade payables which are otherwise due to vendors that supply component parts critical to producing the products we sell to our customers. Further deferrals of payments to these critical vendors could result in one or more of these vendors placing us on credit hold and not making further shipments to us until we have paid past due amounts. If this occurs and we are unable to cause such vendors to resume shipments before our on-hand inventory of those components is exhausted, we may be unable to fulfill customer orders for our products. The failure to meet customer orders in a timely fashion could cause us to lose customers or cause our customers to reduce their orders for our products. In either event, this could substantially reduce our revenues and exacerbate our liquidity challenges. We may not be able to pay our debts as they become due in the future, including our debts to suppliers and other trade payables which could cause such creditors to discontinue their extensions of credit to us. Our primary source of liquidity and capital resources has been from financing activities, and we can offer no assurances that we will be able to obtain the additional financing that will be necessary in order to continue our operations on commercially reasonable terms, or at all. In addition to further efforts to secure access to additional working capital, we also believe that cost containment and expense reductions are essential if we are to continue our current operations, but we cannot assure you that we will be able to achieve sufficient cost reductions to allow us to do so. If we are unable to increase our revenues while reducing our costs, or if we are unable to obtain additional needed financing, we may be required to cease operations altogether. These circumstances raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

We may be unable to make payment on a $1.6 million promissory note which is due and payable on April 28, 2007.  Our U.S. companies have guaranteed a note payable by the Company with an outstanding principal balance of $1.6 million that is due April 28, 2007. The Company has the option to extend up to $500,000 of the principal amount due under the note to April 30, 2008. At December 31, 2006, remaining borrowing availability under our U.S. line of credit was $820,000. Any remaining availability under the U.S. line of credit when the note becomes due could be applied toward repayment of the note payable on April 28, 2007. However, we can give no assurances that the borrowing availability on the U.S. line of credit together with any other cash we are able to access at that time, if any, will be sufficient to make payment in full on the note payable or to make payment sufficient to exercise our option to extend the note. If we are unable to make payment in full or make payment sufficient to exercise our option to extend the note, we would be forced to obtain additional financing from a different lender or source. However, we can give no assurances that we will be able to obtain financing from another lender or source on commercially reasonable terms, or at all. In such case, an event of default would occur. The U.S. line of credit has an outstanding balance of $4.4 million as of December 31, 2006. The note payable and U.S. line of credit are covered by a master security agreement with the same lender. Pursuant to terms of the master security agreement, an event of default on the note payable would cause an event of default on the U.S. line of credit and the current lender could cause all outstanding balances on the U.S. line of credit to become due and payable on April 28, 2007 as well. Any or all of these circumstances could require that we cease operations altogether.

Our substantial debt could adversely affect our financial position, operations and ability to grow.  As of December 31, 2006, our total debt of approximately $9.5 million consisted of long-term debt in the amount of $258,000, most of which is classified as current, and short-term debt of $9.2 million. Included in the long-term debt is $250,000 outstanding under an 8.0% convertible debenture held by a shareholder and director payable in full August 26, 2009. Included in the short-term debt is $7.6 million under our domestic and European revolving credit facilities and $1.6 million under a promissory note due and payable on April 28, 2007. Our domestic revolving credit facility, with an outstanding balance of $4.4 million as of December 31, 2006, is payable in full on June 30, 2008. Our European revolving credit facilities have outstanding balances of $2.6 million as of December 31, 2006 under agreements with a Swedish bank with expiration dates of March 31, 2007 and December 31, 2007 and an outstanding balance of $636,000 as of December 31, 2006 under an agreement with a German bank with an open-ended term. On or before the expiration dates, the Company expects to renew the credit agreements with the Swedish bank with agreements substantially similar in terms and conditions. Our substantial indebtedness could have adverse consequences in the future. For example, it could:

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

In the event we are unable to avoid an event of default under one or more of our existing credit facilities, it may be necessary or advisable to retire and terminate one or more of the facilities and pay all remaining balances borrowed. Any such payment would further limit our available cash and cash equivalents. Furthermore, it is unlikely we would have adequate resources available when necessary to avoid an event of default or if we do not have adequate time to retire the credit facilities. The consequences of an event of default under one or more of our credit facilities or other debt instruments may prevent us from continuing normal business operations.

The above cash requirements or restrictions could lead to an inadequate level of cash for operations or for capital requirements, which could have a material negative impact on our financial position and significantly harm our ability to operate the business.

Our operating results may continue to fluctuate.  Our operating results may fluctuate from period to period and period over period depending upon numerous factors, including: (1) customer demand and market acceptance of our products and solutions; (2) new product introductions; (3) variations in product mix; (4) delivery due-date changes; and (5) other factors.

We operate in a market characterized by long and occasionally erratic sales cycles. The time from first contact to order delivery may be a period of two years or longer in certain instances. Delivery schedules, as first established with the customer in this long cycle may change with little or no advance notice as the original delivery schedule draws near. Our business is sensitive to the spending patterns and funding of our customers, which, in turn, are subject to prevailing economic and governmental funding conditions and other factors beyond our control. Moreover, we derive sales primarily from significant orders from a limited number of customers. For that reason, a delay in delivery of our products in connection with a single order may significantly affect the timing of our recognition of sales between periods. Moreover, sales lost due to the cancellation of, or our inability to fill, an order in one period may not be necessarily made up by sales in any future period.

Risks Related to Our Operations and Product Development

A significant portion of our sales is derived from sales to a small number of customers. If we are not able to obtain new customers or repeat business from existing customers, our business could be seriously harmed.  We sell our products to a limited and largely fixed set of customers and potential customers. In our transportation communications segment, we sell primarily to original equipment manufacturers and to end users such as municipalities, regional transportation districts, transit agencies, federal, state and local departments of transportation, and rental car agencies. The identity of the customers who generate the most significant portions of our sales may vary from year to year. In 2006, three customers accounted for 19.2% of our net sales, compared to three customers accounting for 22.8% of our net sales in 2005 and two major customers accounting for 22.9% in 2004. If any of our major customers stopped purchasing products from us, and we were not able to obtain new customers to replace the lost business, our business and financial condition would be materially adversely affected. Many factors affect whether customers reduce or delay their investments in products such as those we offer, including decisions regarding spending levels and general economic conditions in the countries and specific markets where the customers are located.

We depend on third parties to supply components we need to produce our products.  Our products and solutions are dependent upon the availability of quality components that are procured from third-party suppliers. Reliance upon suppliers, as well as industry supply conditions, generally involves several risks, including the possibility of defective parts (which can adversely affect the reliability and reputation of our products), a shortage of components and reduced control over delivery schedules (which can adversely affect our manufacturing efficiencies) and increases in component costs (which can adversely affect our profitability). As an example, in 2006, our European subsidiaries experienced shortages in the supply of aluminum extrusion materials, which are key components in our destination sign manufacturing process. This shortage, combined with other delivery planning difficulties, caused fulfillment and delivery of certain customer orders in our European market to be delayed. We have substantially resolved this issue, but cannot be certain it will not occur in the future, and to the extent it does occur, may result in lost sales opportunities in Europe, which may in turn have a material adverse effect on our results of operations.

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

Many of our customers rely, to some extent, on government funding, and that subjects us to risks associated with governmental budgeting and authorization processes.  A majority of our sales address end customers having some degree of national, federal, regional, state, or local governmental-entity funding. These governmental-entity funding mechanisms are beyond our control and often are difficult to predict. Further, general budgetary authorizations and allocations for state, local, and federal agencies can change for a variety of reasons, including general economic conditions, and have a material adverse effect on us. For example, the TEA-21 legislation under which the funding for our transportation products business segment domestic sales are derived was subject to reauthorization in 2003, but was not replaced with new legislation, SAFETEA-LU, until August, 2005. In the interim period, federal funding was only available through short-term extensions of TEA-21. Underlying longer term funding uncertainties contribute to significant market disruption.

In addition to federal funding to the public transit side of our domestic market, a majority of our customers rely on state and local funding. These tend to be affected by general economic conditions. For example, some transit operating authorities reduced service in 2004, 2005 and 2006 in response to the slow economy and uncertainties on the reauthorization of SAFETEA-LU. This can have a depressing effect on sales of our products. It is not possible to precisely quantify or forecast this type of impact. Any unfavorable change in any of these factors and considerations could have a material adverse effect upon us.

We must continually improve our technology to remain competitive.  Our industry is characterized by, and our business strategy is substantially based upon, continuing improvement in technology. This results in frequent introduction of new products, short product life cycles, and continual change in product price/performance characteristics. We must develop new technologies in our products and solutions in order to remain competitive. We cannot assure you that we will be able to continue to achieve or sustain the technological leadership that is necessary for success in our industry. In addition, our competitors may develop new technologies that give them a competitive advantage, and we may not be able to develop or obtain a right to use those or equal technologies at a reasonable cost, if at all, or to develop alternative solutions that enable us to compete effectively. A failure on our part to manage effectively the transitions of our product lines to new technologies on a timely basis could have a material adverse effect upon us. In addition, our business depends upon technology trends in our customers’ businesses. To the extent that we do not anticipate or address these technological changes, our business may be adversely impacted.

We operate in several international locations and, in one case, with less than full ownership control.  Not all countries embrace the full scope of the regulatory requirements placed on U.S. public companies. Operating under those inhibiting circumstances can make it difficult to assure that all of our internal controls are being followed as we would expect and detection of non-compliance may not be as timely as desired.

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

Risks Related to Human Resources and Employee Relations

We may not be able to recruit or retain a qualified workforce.  Our success depends in large part upon our ability to attract, motivate and retain an effective management team, qualified engineering staff and a reliable workforce. Qualified personnel to fill these positions is in short supply from time to time. An inability to recruit and retain qualified individuals could have a material adverse effect on our financial condition.

Certain of our products contain technologies that must be developed and enhanced to meet the needs of our customers in securing, completing and fulfilling orders. This requires us to recruit and retain an engineering staff with the skills and experience necessary to develop and enhance the technologies specific to our products. Because of this technology-specific requirement, we may occasionally experience difficulties in recruiting qualified engineers. Our inability to recruit or retain qualified engineering resources may limit the number of revenue-generating projects we have in process at any one time and in turn may limit or prevent the expansion of our present operations.

Competition for qualified employees requires us to continually assess our compensation structure. Competition for qualified employees could require higher wages, resulting in higher labor cost. In addition, various types of employment related claims may arise from time to time. An adverse ruling in such instances could have a negative impact on our financial condition.

Risks Related to Our International Operations

There are numerous risks associated with international operations, which represent a significant part of our business.  Our international operations generated approximately 50% of our sales in 2006. Our sales outside the United States were primarily in Europe (particularly the Nordic countries), South America, the Middle East, and Australia. The success and profitability of international operations are subject to numerous risks and uncertainties, such as economic and labor conditions, political instability, tax laws (including U.S. taxes upon foreign subsidiaries), and changes in the value of the U.S. dollar versus the local currency in which products are sold. Any unfavorable change in one or more of these factors could have a material adverse effect upon us.

Complying with foreign tax laws can be complicated, and we may incur unexpected tax obligations in some jurisdictions.  We maintain cash deposits in foreign locations and many countries impose taxes or fees upon removal from the country of cash earned in that country. While we believe our tax positions in the foreign jurisdictions in which we operate are proper and fully defensible, tax authorities in those jurisdictions may nevertheless assess taxes and render judgments against us. In such an event, we could be required to make unexpected cash payments in satisfaction of such assessments or judgments or incur additional expenses to defend our position. As described in Note 20 in the accompanying notes to the consolidated financial statements, the Company’s Brazilian subsidiary was assessed $1.5 million in Industrialized Products Taxes, a form of federal value-added tax in Brazil, and related penalties and fines in 2006. The assessment was the result of an audit performed by Brazil’s Federal Revenue Service in 2006 and varying interpretations of Brazil’s complex tax law by the FRS and the Company.

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

Risks Related to Intellectual Property

We may not be able to defend successfully against claims of infringement against the intellectual property rights of others, and such defense could be costly.  Third parties, including our competitors, individual inventors or others, may have patents or other proprietary rights that may cover technologies that are relevant to our business. Claims of infringement have been asserted against us in the past. Even if we believe a claim asserted against us is not valid, defending against the claim may be costly. Intellectual property litigation can be complex, protracted, and highly disruptive to business operations by diverting the attention and energies of management and key technical personnel. Further, plaintiffs in intellectual property cases often seek injunctive relief and the measures of damages in intellectual property litigation are complex and often subjective or uncertain. In some cases, we may decide that it is not economically feasible to pursue a vigorous and protracted defense and decide, instead, to negotiate licenses or cross-licenses authorizing us to use a third party’s technology in our products or to abandon a product. If we are unable to defend successfully against litigation of this type, or to obtain and maintain licenses on favorable terms, we could be prevented from manufacturing or selling our products, which would cause severe disruptions to our operations. For these reasons, intellectual property litigation could have a material adverse effect on our business or financial condition.

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

Our preferred stock and convertible debentures have preferential rights over our Common Stock.  We currently have outstanding shares of Series AAA Redeemable, Nonvoting, Convertible Preferred Stock, Series E Redeemable, Nonvoting, Convertible Preferred Stock, Series G Redeemable, Convertible Preferred Stock, Series H Redeemable, Convertible Preferred Stock, and Series I Redeemable, Convertible Preferred Stock as well as certain eight percent (8.0%) convertible debentures, all of which have rights in preference to holders of our Common Stock in connection with any liquidation of the Company. The aggregate liquidation preference is $890,000 for the Series AAA Preferred, $915,000 for the Series E Preferred, $1.9 million for the Series G Preferred, $270,000 for the Series H Preferred, and $520,000 for the Series I Preferred, in each case plus accrued but unpaid dividends, and the aggregate principal amount of the outstanding eight percent (8.0%) convertible debentures is $250,000. Holders of the Series AAA Preferred, Series E Preferred, Series G Preferred, Series H Preferred, and Series I Preferred are entitled to receive cumulative quarterly dividends at the rate of five percent (5.0%) per annum, seven percent (7.0%) per annum, eight percent (8.0%) per annum, eight percent (8.0%) per annum, and six percent (6.0%) per annum, respectively, on the liquidation value of those shares. Dividends on the Series G Preferred are payable in kind in additional shares of Series G Preferred and dividends on the Series H Preferred are payable in kind in additional shares of Series H Preferred. Dividends on the Series I Preferred are payable in kind in additional shares of Series I Preferred or in cash, at the option of the holder. The purchase agreements, pursuant to which we issued our outstanding eight percent (8.0%) convertible debentures, as well as our domestic senior credit facility, prohibit the payment of dividends to holders of our Common Stock. The holders of the debentures have the right to require us to redeem the debentures upon the occurrence of certain events, including certain changes in control of the Company or our failure to continue to have our stock listed on the NASDAQ Stock Market or another stock exchange. In such an event, the holders would have the right to require us to redeem the debentures for an amount equal to the principal amount plus an 18% annual yield on the principal amount through the date of redemption, and we might not have the ability to make the required redemption payments. The preferential rights of the holders of our convertible debentures and preferred stock could substantially limit the amount, if any, that the holders of our Common Stock would receive upon any liquidation of the Company.

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

The effect of this provision of our Amended and Restated Bylaws could delay or prevent a third party from acquiring the Company or replacing members of the Board, even if the acquisition or the replacements would be beneficial to our shareholders. These factors could also reduce the price that certain investors might be willing to pay for shares of the common stock and result in the market price being lower than it might be without these provisions.

Risks Associated with Potential Growth

We may not be able to obtain the financing we will need to implement our operating strategy.  We cannot assure you that our revolving credit facilities and cash flow from operations will be sufficient to fund our current business operations for the next 12 months, nor can we assure you that we will not require additional sources of financing to fund our operations. Additional financing may not be available to us on terms we consider acceptable, if available at all. If we cannot raise funds on acceptable terms, we may not be able to develop next-generation products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could have a material adverse effect on our ability to grow our business. Further, if we issue equity securities, holders of our Common Stock may experience dilution of their ownership percentage, and the new equity securities could have rights, preferences or privileges senior to those of our Common Stock.

There are many risks associated with potential acquisitions.  We intend to continue to evaluate potential acquisitions that we believe will enhance our existing business or enable us to grow. If we acquire other companies or product lines in the future, it may dilute the value of existing shareholders’ ownership. The impact of dilution may restrict our ability to consummate further acquisitions. Issuance of equity securities in connection with an acquisition may further restrict utilization of net operating loss carryforwards because of an annual limitation due to ownership changes under the Internal Revenue Code. We may also incur debt and losses related to the impairment of goodwill and other intangible assets if we acquire another company, and this could negatively impact our results of operations. We currently do not have any definitive agreements to acquire any company or business, and we may not be able to identify or complete any acquisition in the future. Additional risks associated with acquisitions include the following:

•	It may be difficult to assimilate the operations and personnel of an acquired business into our own business;

•	Management information and accounting systems of an acquired business must be integrated into our current systems;

•	Our management must devote its attention to assimilating the acquired business, which diverts attention from other business concerns;

•	We may enter markets in which we have limited prior experience; and

•	We may lose key employees of an acquired business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We do not own any real estate. Instead, we lease properties both in the U.S. and abroad. Following are our locations:

City and State	Country	Area		Use		Monthly Rent	Expiration

Durham, NC	USA	54,552	sf	Office, service and repair, warehouse and assembly	(a),(b),(c)	$34,596	April 2011
Dallas, TX	USA	3,145	sf	Office	(c)	$5,883	April 2008
Peakhurst	Australia	271	sm	Office	(a)	$2,722	November 2009
Caxias do Sul	Brazil	88	sm	Office and assembly	(a)	$3,494	Open ended
Herrljunga	Sweden	2,000	sm	Office, warehouse and assembly	(a),(d)	$6,361	March 2011
Ettlingen	Germany	242	sm	Office	(a)	$2,792	October 2010

(a)	Used by Transportation Communications Segment

(b)	Used by Law Enforcement and Surveillance Segment

(c)	Used by administration — U.S. corporate

(d)	Used by administration — international

We believe current facilities are adequate and suitable for current and foreseeable needs, absent future possible acquisitions. We further believe additional office and manufacturing space will be available in, or near, existing facilities at a cost approximately equivalent to, or slightly higher than, rates currently paid, to accommodate further internal growth as necessary.

Item 3.	Legal Proceedings

The Company, in the normal course of its operations, is involved in legal actions incidental to the business. Additionally, in certain instances involving employment matters, the Company’s outsourced personnel administration firm may have primary responsibility for such and, aside from support from the Company in proper discharge of such employment matters, may effectively assume any resulting liabilities. In management’s opinion, the ultimate resolution of these matters will not have a material adverse effect upon the current financial position of the Company or future results of operations.

Mr. Lawrence A. Taylor was a director of the Company and, until October 2004, was the Company’s Chief Financial Officer, and until August 2005, the Company’s Executive Vice President of Corporation Development. As such, it was Mr. Taylor’s primary responsibility to identify and pursue mergers and acquisitions. In August 2005, when it became apparent the Company’s finances would not support merger and acquisition activities, Mr. Taylor’s position was eliminated. Mr. Taylor seeks to refute certain provisions of his employment agreement and has stated his intention to arbitrate a claim for, among other things, wrongful termination and age discrimination under the Age Discrimination in Employment Act of 1967 (ADEA). Over a year after his position was eliminated, Mr. Taylor filed a charge of age discrimination with the Equal Employment Opportunity Commission (“EEOC”) alleging discrimination, which was dismissed without investigation on February 7, 2007. The EEOC’s termination of its investigation does not certify that we are in compliance with ADEA, nor does it affect the rights of Mr. Taylor to file suit under the statutes. A mediation conference was held on January 15, 2007 without resolution of any matters. Since that time, Mr. Taylor has not pursued any remedy for his claims, including mandatory arbitration. The Company believes his claims are without merit and does not believe the matter will have a material impact on the Company.

Mr. David N. Pilotte, who served as the Company’s Chief Financial Officer until June 9, 2006, stated an intention to arbitrate a claim for severance compensation. On September 21, 2006, Mr. Pilotte filed an action in Dallas County (Texas) Court alleging that Digital Recorders, Inc., and others affiliated with the Company, have wrongfully withheld such payments in a lump sum form and further that the Company and certain of its officers have provided misleading or false information and representations to him and others. Mr. Pilotte seeks a lump sum payment of all remaining severance obligations, statutory and liquidated damages provided under the Carolina Wage and Hour Act, as well as reasonable attorney’s fees. Since Mr. Pilotte’s termination, the Company has paid severance compensation to him in the form of standard payroll installments, with such payments scheduled to be completed in March 2007. The Company believes Mr. Pilotte’s claims are without merit and does not believe the matter will have a material impact on the Company.

The Company, to the best of its ability, at all times seeks to avoid infringing, and will not knowingly violate the intellectual property rights of others.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the holders of our Common Stock during the fourth quarter 2006.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

The following table sets forth the range of high and low sales prices for our Common Stock, as reported by the NASDAQ Capital Market®, from January 1, 2005 through December 31, 2006. The prices set forth reflect inter-dealer quotations, without retail markups, markdowns, or commissions, and do not necessarily represent actual transactions.

	High	Low

Year Ended December 31, 2005
First Quarter	$3.71	$2.31
Second Quarter	2.59	1.79
Third Quarter	3.19	2.23
Fourth Quarter	2.53	1.47
Year Ended December 31, 2006
First Quarter	$1.81	$1.25
Second Quarter	1.43	1.05
Third Quarter	1.40	1.05
Fourth Quarter	1.49	1.19

As of February 28, 2007, there were approximately 2,500 holders of our Common Stock (including 131 shareholders of record.)

We have not paid dividends on our Common Stock nor do we anticipate doing so in the near future. In addition, our prior and current credit facilities restrict the payment of dividends upon any class of stock except on our Preferred Stock. We also have five classes of outstanding Preferred Stock with dividend rights that have priority over any dividends payable to holders of Common Stock.

Equity Compensation Plan Information

The following table provides information, as of the end of fiscal 2006, with respect to all compensation plans and individual compensation arrangements of DRI under which equity securities are authorized for issuance to employees or non-employees:

			Number of Securities
			Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance Under
	be Issued Upon Exercise	Exercise Price of	Equity Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column a)
Plan Category	(a)	(b)	(c)

1993 Incentive Stock Option Plan	481,500	$2.50	None
2003 Stock Option Plan	662,500	$2.41	8,833

Total	1,144,000	$2.45	8,833

*	All options issued under the 1993 Incentive Stock Option Plan and the 2003 Stock Option Plan have been approved by the Company’s shareholders.

At the annual meeting of shareholders in May 2006, shareholders approved an equity-based stock compensation plan for members of the Board of Directors and certain key executive managers of the Company. The compensation plan partially compensates members of the Board of Directors and certain key executive management of the Company in the form of stock of the Company in lieu of cash compensation. The plan became effective as of January 1, 2006, and was made available on a fully voluntary basis. The number of shares payable under this plan is determined by dividing the cash value of stock compensation by the higher of (1) the actual closing price on the last trading day of each month, or (2) the book value of the Company on the last day of each month. Fractional shares are rounded up to the next full share amount.

The following graph and table compare the cumulative total shareholder return on our Common Stock from December 31, 2001 through December 31, 2006, with the Standard & Poor’s 500 Information Technology Index and the NASDAQ® Index. The comparison reflected in the graph and table is not intended to forecast the future performance of our Common Stock and may not be indicative of such future performance. The graph and table assume an investment of $100 in our Common Stock and each index on December 31, 2001, and the reinvestment of all dividends.

Comparison of Cumulative Five Year Total Return

This graph was prepared by the Total Return Service of Standard & Poor’s Investment Services.

TOTAL RETURN TO SHAREHOLDERS
(Includes Reinvestment of Dividends)
	ANNUAL RETURN PERCENTAGE
	Years Ending
Company/Index	Dec02	Dec03	Dec04	Dec05	Dec06
DIGITAL RECORDERS INC	0.00	14.17	42.34	-60.77	-22.22
S&P 500 INFORMATION TECHNOLOGY	-37.41	47.23	2.56	0.99	8.42
NASDAQ® INDEX	-30.87	49.52	8.83	2.13	9.87

		INDEXED RETURNS
	Base	Years Ending
	Period
Company/Index	Dec01	Dec02	Dec03	Dec04	Dec05	Dec06
DIGITAL RECORDERS INC	100	100.00	114.17	162.50	63.75	49.58
S&P 500 INFORMATION TECHNOLOGY	100	62.59	92.14	94.50	95.44	103.47
NASDAQ® INDEX	100	69.13	103.36	112.49	114.88	126.22

This table was prepared by the Total Return Service of Standard & Poor’s Investment Services.

Issuance of Unregistered Securities

The issuances set forth below were made in reliance upon the available exemptions from registration requirements of the Securities Act, contained in Section 4(2), on the basis that such transactions did not involve a public offering. DRI determined that the purchasers of securities described below were sophisticated investors who had the financial ability to assume the risk of their investment in DRI’s securities and acquired such securities for their own account and not with a view to any distribution thereof to the public. The certificates evidencing the securities bear legends stating that the securities are not to be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements.

At the annual meeting of shareholders in May 2006, shareholders approved an equity-based stock compensation plan for members of the Board of Directors and certain key executive managers of the Company. The compensation plan partially compensates members of the Board of Directors and certain key executive management of the Company in the form of stock of the Company in lieu of cash compensation. The plan became effective on January 1, 2006, and was made available on a fully voluntary basis. The number of shares payable under this plan is determined by dividing the cash value of stock compensation by the higher of (1) the actual closing price on the last trading day of each month, or (2) the book value of the Company on the last day of each month. Fractional shares are rounded up to the next full share amount.

During the year ended December 31, 2006, the Company issued 47,166 shares to seven individuals under this plan at an average price of $1.34 per share in lieu of $63,000 in cash compensation. Section 16 reports filed with the Securities and Exchange Commission include the actual prices at which shares were issued to each individual.

In exchange for the issuance by the Company to Laurus Master Fund, Ltd. (“Laurus”) of 225,000 shares of our Common Stock and the payment of a servicing fee by the Company to Laurus in the amount of $18,000, effective December 31, 2006, the Company and Laurus executed an Omnibus Amendment, amended and restated a secured term note between the Company and Laurus, and amended and restated a registration rights agreement between the Company and Laurus. Under the Amended and Restated Registration Rights Agreement effective December 31, 2006, the Company is required to register the 225,000 shares issued to Laurus with the Securities and Exchange Commission under an appropriate registration statement within 365 days after the issuance of such shares.

Item 6.	Selected Financial Data

The selected Statements of Operations Data set forth below as of and for the years ended December 31, 2006, 2005, and 2004 has been derived from our audited consolidated financial statements and related notes included elsewhere in this report. The selected Statements of Operations Data set forth below as of and for the years ended December 31, 2003 and 2002 has been derived from our audited consolidated financial statements and the related notes, which are not included in this report. The selected Balance Sheet Data set forth below as of December 31, 2006 and 2005 has been derived from our audited consolidated financial statements and related notes included elsewhere in this report. The selected Balance Sheet Data set forth below as of December 31, 2004, 2003 and 2002 has been derived from our audited consolidated financial statements and the related notes, which are not included in this report. This information should be read in conjunction with “Item 1. Description of Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as the audited consolidated financial statements and notes thereto included in “Item 8. Financial Statements and Supplementary Data.”

Statements of Operations Data

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except share and per share amounts)

Net sales	$51,338	$45,345	$47,773	$44,026	$45,138
Gross profit	14,731	15,342	17,946	16,876	16,209
Operating income (loss)	(2,809)	(4,832)	(1,442)	(420)	724
Net loss applicable to common shareholders	(4,241)	(6,450)	(3,476)	(2,233)	(367)
Net loss applicable to common shareholders per common share
Basic and diluted	$(0.43)	$(0.67)	$(0.49)	$(0.58)	$(0.10)
Weighted average number of common shares and common share equivalents outstanding
Basic and diluted	9,787,599	9,675,580	7,149,544	3,873,133	3,746,119

Balance Sheet Data

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Current assets	$20,879	$18,601	$20,876	$18,677	$20,178
Total assets	37,358	33,548	38,041	34,552	33,383
Current liabilities	18,417	14,640	12,929	16,335	17,856
Long term debt	42	68	653	6,647	7,738
Minority interest	234	892	441	338	268
Redeemable Preferred Stock	3,691	3,189	1,845	3,250	1,770
Shareholders’ equity	17,195	17,566	23,641	11,232	5,752

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT ARE IN ITEM 8 OF THIS DOCUMENT.

Business — General

We directly or through contractors, design, manufacture, sell, and service information technology and surveillance technology products through two major business segments. These two business segments are the

Transportation Communications Segment and the Law Enforcement and Surveillance Segment. While service is a significant aspect of DRI’s marketing strategy, it is not yet a significant generator of revenue and was less than 3% of net sales for the years ended December 31, 2006, 2005, and 2004.

DRI’s Transportation Communications Segment products are sold worldwide within the passenger information communication industry and market. We sell to transportation vehicle equipment customers generally in two broad categories: end customers and original equipment manufacturers of transportation vehicles. End customers include municipalities; regional transportation districts; federal, state, and local departments of transportation; transit agencies; public, private, or commercial operators of vehicles; and rental car agencies. The relative percentage of sales to end customers as compared to OEM customers varies widely and frequently from quarter-to-quarter and year-to-year and within products and product lines comprising DRI’s mix of total sales in any given period.

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

The majority of sales of the Company’s products and services are recognized upon physical shipment of products and completion of the service, provided all accounting criteria for recognition have been met. Sales and revenues for projects involving multiple elements (i.e., products, services, installation and other services) are recognized under specific accounting criteria based on the products and services delivered to the customer and the customer’s acceptance of such products and services. Sales and revenues from more complex or time-spanning projects within which there are multiple deliverables including products, services, and software are recognized based upon the facts and circumstances unique to each project. This generally involves recognizing sales and revenue over the life of the project based upon (1) meeting specific delivery or performance criteria, or (2) the percentage of project completion achieved in each accounting period. Because DRI’s operations are characterized by significant research and development expenses preceding product introduction, net sales and certain related expenses may not be recorded in the same period, thereby producing fluctuations in operating results. DRI’s dependence upon large contracts and orders, as well as upon a small number of relatively large customers or projects, increases the magnitude of fluctuations in operating results particularly on a period-to-period, or period-over-period, comparison basis. For a more complete description of DRI’s business, including a description of DRI’s products, sales cycle and research and development, see “Item 1. Business.”

Results of Operations

The following discussion provides an analysis of DRI’s results of operations and liquidity and capital resources. This should be read in conjunction with DRI’s consolidated financial statements and related notes thereto. The operating results of the years presented were not significantly affected by inflation.

The following table sets forth the percentage of DRI’s sales represented by certain items included in DRI’s Statements of Operations:

	Year Ended December 31,
	2006	2005	2004

Net sales	100.0%	100.0%	100.0%
Cost of sales	71.3	66.2	62.4

Gross profit	28.7	33.8	37.6

Operating expenses:
Selling, general and administrative	31.3	40.9	36.6
Research and development	2.9	3.6	4.0

Total operating expenses	34.2	44.5	40.6

Operating loss	(5.5)	(10.7)	(3.0)
Other income and expense	(2.8)	(1.0)	(1.4)

Loss before income tax expense	(8.3)	(11.7)	(4.4)
Income tax expense	(0.6)	(0.4)	(2.0)

Loss before minority interest in income of consolidated subsidiary	(8.9)	(12.1)	(6.4)
Minority interest in consolidated subsidiary	1.3	(1.0)	(0.2)

Net loss	(7.6)%	(13.1)%	(6.6)%

Comparison of Results for the Years Ended December 31, 2006 and 2005

Net Sales and Gross Profit

Our net sales for 2006, increased $6.0 million or 13.2%, from $45.3 million for 2005, to $51.3 million for 2006. DRI’s gross profit for 2006 decreased $611,000, or 4.0%, from $15.3 million for 2005 to $14.7 million for 2006. Following is a discussion of these changes in net sales and gross profit by segment.

Transportation Communications Segment.  Due to commonality of customers, products, technology, and management, we manage and report our U.S and foreign transportation communications business as a single reporting segment. For discussion purposes, we differentiate between sales and gross profit for the U.S. market and the foreign markets to better provide our investors with useful information.

For 2006, sales of our transportation communications segment increased $6.1 million, or 14.1%, from $43.1 million for 2005 to $49.2 million for 2006. The increase resulted from higher sales of $1.7 million by our U.S. subsidiaries and higher sales of $4.4 million from our foreign subsidiaries.

The increase in U.S. sales of the transportation communications segment for 2006 as compared to 2005 is consistent with the apparent upturn in the U.S. transit market primarily due to the favorable impact of new transit funding legislation passed into law in August 2005. Through August 2005, the U.S. public transportation market was still operating on short-term extensions of the previous expired transit funding legislation, which we believe created uncertainties and consequently disrupted the transit market. Though the enactment of the new legislation had little to no impact on our 2005 sales, the most significant impact was seen in increased sales in 2006. This increase was most evident in sales of new bus vehicle manufacturer products, particularly those produced and sold by TVna. To a lesser extent, there was an increase in sales of some products of our Digital Recorders business unit, where procurements were being derived primarily from those same manufacturers. Market conditions for engineered systems sold by our Digital Recorders business unit, such as Automatic Vehicle Locating, Automatic Vehicle

Monitoring, Security and Automatic Passenger Counting Systems were significantly less improved and, extending into early 2007, remain such. We believe this is attributable to the unique nature of the various mechanisms related to federal funding in our market and, if so, we would expect the engineered systems related part of our business to improve, although at a rate notably slower than that of new bus vehicle manufacturer related products. During the third and fourth quarters of 2005, we entered into sales agreements for these types of engineered systems projects including hardware, engineering services, and installation services that spanned longer time periods than previous projects and which placed additional demands on our engineering resources. Many of these projects were completed and a significant portion of the sales from these longer-term projects was recognized in 2006. However, as noted above, the magnitude of these sales was, and remains, less than what generally improving market conditions might otherwise suggest.

The increase in international sales occurred primarily in the third and fourth quarters of 2006 and resulted from higher sales in the European, Asian-Pacific, and Middle Eastern markets that were partially offset by lower sales in the South American market and is inclusive of an increase due to foreign currency fluctuations of approximately $688,000. DRI does not use currency hedging tools. Each of our foreign subsidiaries primarily conducts business in its respective functional currencies thereby reducing the impact of foreign currency transaction differences. If the U.S. dollar strengthens compared to the foreign currencies converted, it is possible the total sales reported in U.S. dollars could decline.

Expected sales growth in the transportation communications segment will be dependent upon the expansion of new product offerings and technology, as well as expansion into new geographic areas. We believe our relatively high market share positions in some markets preclude significant sales growth from increased market share.

Our transportation communications segment gross profit decreased $641,000, or 4.4%, from $14.5 million in 2005 to $13.9 million in 2006. As a percentage of segment sales, gross profit was 33.7% of net segment sales in 2005 as compared to 28.2% in 2006. Of the $641,000 net decrease in gross profit, a $21,000 increase was attributable to U.S. operations and a $662,000 decrease was attributable to international operations.

The U.S. gross profit percentage of sales for 2006 was 24.7% as compared to 26.6% for 2005. This decrease primarily resulted from the reassignment of personnel previously in selling, general and administrative roles to production and service-related roles and was partially offset by increased margins on sales of LED destination signs resulting from the Company’s ability to negotiate lower costs for component parts in 2006 and a reduction in write-offs of obsolete and slow-moving inventory, which are recorded as cost of sales and which reduce gross margin.

The international gross profit as a percentage of sales for 2006 was 31.40% as compared to 40.9% for 2005. This decrease primarily resulted from the reassignment of personnel previously in selling, general and administrative roles to production and service-related roles.

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

Law Enforcement and Surveillance Segment.  Sales for our law enforcement and surveillance segment decreased $81,000 or 3.6%, from $2.3 million for 2005, to $2.2 million for 2006.

The segment gross profit for 2006 increased $30,000, or 3.6%, from $827,000 for 2005, to $857,000 for 2006. As a percentage of segment sales, our gross profit was 39.4% of our net segment sales for 2006, as compared to 36.6% during 2005. The increase in gross margin is partially attributed to a $176,000 write-off of obsolete and slow-moving inventory in 2005, which was recorded in cost of sales and reduced the 2005 gross margin. That increase was partially offset by the Company incurring incremental direct costs along with related overhead costs as cost of sales. We incurred these incremental direct and overhead costs increasingly throughout 2005 and into 2006, resulting in the offsetting decrease in gross margins.

Selling, General, and Administrative

Selling, general, and administrative expenses for 2006 decreased $2.4 million, or 13.3%, from $18.5 million for 2005 to $16.1 million for 2006. This decrease principally resulted from the reassignment of personnel previously in selling, general and administrative roles to production and service-related roles and was partially offset by an increase of $981,000 in value-added tax expense incurred by our Brazilian subsidiary, Mobitec Ltda. Additionally, there were significant variances in other selling, general and administrative expenses which resulted in a net decrease of $326,000 as follows: (1) a decrease of $329,000 in expenses related to the APTA trade show held in the third quarter of 2005, (2) a decrease of $573,000 in public company costs, which include legal, audit and printing fees, (3) an increase in travel-related expenses of $255,000, (4) an increase in bank related fees of $132,000, and (5) an increase in promotion and advertising expenses of $189,000.

As a percentage of our net sales, these expenses were 32.0% in 2006 and 40.9% in 2005. The decrease as a percentage of sales is due to the leveraging effect of the increase in sales, as well as lower general and administrative expenses in total dollars.

Research and Development Expenses

Research and development expenses for 2006 decreased $162,000, or 9.9%, from $1.6 million for 2005 to $1.5 million for 2006. This category of expenses includes internal engineering personnel, outside engineering expense for software and hardware development, and new product development. As a percentage of net sales, these expenses decreased from 3.6% in 2005 to 2.9% in 2006.

During 2006, salaries and related costs of certain engineering personnel who were used in the development of software met the capitalization criteria of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” The total amount of personnel and other expense capitalized in 2006 was $201,000 as compared to $1.0 million in 2005.

Operating Loss

The net change in our operating loss was a decrease of $2.0 million from $4.8 million in 2005 to $2.8 million in 2006. The reduction in operating loss is due to higher sales, lower selling, general and administrative expenses, and lower research and development costs offset by higher cost of sales as previously described.

Other Income, Foreign Currency Gain (Loss), and Interest Expense

Other income, foreign currency gain (loss), and interest expense increased $947,000 from $465,000 in 2005, to $1.4 million in 2006, due to an increase in interest expense of $1.0 million and a decrease in other income of $373,000, offset by an increase in foreign currency gain of $452,000. The increase in interest expense is due to the amortization of the fair value of warrants issued in connection with the Laurus line of credit and Laurus note payable of $278,000, the amortization of discount on a convertible debenture due to an investor and director of $212,000, amortization of the loan fee on the Laurus note payable of $108,000, interest expense of $249,000 incurred in connection with an Industrialized Products Tax assessed to Mobitec Ltda, and increases in the amount of borrowings on our credit facilities and other short-term debt.

Income Tax Expense

Income tax expense was $331,000 in 2006 as compared with an income tax expense of $176,000 in 2005. The tax expense for 2006 consisted of $12,000 arising from United States federal and state jurisdictions and $319,000 arising from foreign jurisdictions.

Net Loss Applicable to Common Shareholders

The net loss applicable to common shareholders decreased $2.3 million from a net loss of $6.5 million in 2005 to a net loss of $4.2 million in 2006. This decrease in net loss is due to the factors previously addressed, as well as a $179,000 decrease in dividends and amortization expenses related to Preferred Stock offerings.

Comparison of Results for the Years Ended December 31, 2005 and 2004

Net Sales and Gross Profit

Our net sales for 2005, decreased $2.4 million or 5.1%, from $47.8 million for 2004, to $45.3 million for 2005. DRI’s gross profit for 2005 decreased $2.6 million, or 14.5%, from $17.9 million for 2004 to $15.3 million for 2005. Following is a discussion of these changes in net sales and gross profit by segment.

Transportation Communications Segment.  Due to commonality of customers, products, technology, and management, we manage and report our U.S and foreign transportation communications business as a single reporting segment. For discussion purposes, we differentiate between sales and gross profit for the U.S. market and the foreign markets to better provide our investors with useful information.

For 2005, sales of our transportation communications segment decreased $2.8 million, or 6.2%, from $45.9 million for 2004 to $43.1 million for 2005. The decrease resulted from lower U.S. domestic sales of $5.4 million, offset by higher sales of $2.6 million from our foreign subsidiaries. The increase in international sales is attributed to higher sales in the South American and Asian-Pacific markets, and favorable foreign currency exchange rates for 2005 compared to 2004, partially offset by lower sales in the European market.

The increase in net sales due to foreign currency fluctuations for 2005 was approximately $995,000. DRI does not use currency hedging tools. Each of our foreign subsidiaries primarily conducts business in its respective functional currencies thereby reducing the impact of foreign currency transaction differences. If the U.S. dollar strengthens compared to the foreign currencies converted, it is possible the total sales reported in U.S. dollars could decline.

The decrease in U.S. domestic sales includes a decline of approximately $4.6 million in OEM and spare parts sales, a decline of $890,000 in programming services substantially due to a one-time programming effort during 2004, partially offset by a $416,000 increase in our repair, service, training revenues, and sales returns and allowances. Lower sales volume and prices of various product lines, continued pricing pressures from customers, a change in product mix, an overall market decline in transportation vehicle production, the closure of two vehicle manufacturers, and declining spare parts sales led to the lower U.S. domestic sales. Repair and service sales increased in 2005 primarily due to sales to three customers; however, these type of sales tend to fluctuate greatly from period to period.

Our transportation communications segment gross profit decreased $2.3 million, or 13.7%, from $16.8 million in 2004 to $14.5 million in 2005. As a percentage of segment sales, gross profit was 36.6% of net segment sales in 2004 as compared to 33.7% in 2005. Of the $2.3 million net decrease in gross profit, a $4.2 million decrease was attributable to U.S. operations and offset by a $1.9 million increase attributable to international operations.

The international gross profit as a percentage of sales for 2005 was 40.9% as compared to 36.6% for 2004. The increase in gross margin is primarily attributed to favorable customer and product mix, and cost reduction strategies on materials costs within the European, South American and Asian-Pacific markets.

The U.S. gross profit percentage of sales for 2005, was 26.6% as compared to 36.7% for 2004. Beginning in 2004 but with a full year impact in 2005, our U.S. domestic companies began in-house production of sub-assemblies such as cabling, wiring harnesses, and brackets. As in-house production has increased, incremental direct costs such as production and service related salaries, along with related overhead costs, and depreciation on production equipment have been included in cost of sales. In order to manage headcount, the Company has re-assigned some people previously in selling, general, and administrative roles to more production and service related responsibilities. These additional production related costs have contributed to the decrease in the U.S. gross margins. The Company’s long-term goal is to be better able to manage production costs by having selected operations in-house, rather than solely relying on third-party manufacturers.

In 2005, the U.S domestic companies recorded a $1.1 million inventory obsolescence charge as compared to $842,000 in 2004. A significant portion of funding for capital purchases in our industry is provided by the U.S. Government (see discussion in the section entitled, “Industry and Market Overview,” in Part I, Item 1. “Business”). As such, the Company is required by federal procurement statutes to maintain replacement parts for our products for the life of the transportation vehicle, generally ranging from 12 years to 15 years. Until the

2001-2002 timeframe, standard technology within our electronic destination sign systems business (95% of our consolidated revenues) relied upon an electro-mechanical product known as “flip-dot” whereby a small electrical charge would cause a small plastic circular shaped dot to physically flip over showing a brightly colored light reflecting side rather than a black matt finished side. The electro-mechanical plastic component was subject to a less than predictable failure rate. As such, participants in our industry maintained a comparatively large inventory of replacement parts and those parts did not diminish in value except over unusually long periods (8 years to 10 years). In fact, there were instances wherein the parts could be sold at prices higher than their historical levels as the signs approached the end of their life cycles and replacement parts became harder to obtain. Maintaining a larger inventory of replacement parts than might be seen in other industries causes comparatively low inventory turnover within our industry.

Beginning in 2002, the standard technology within our electronic destination sign systems business changed from flip-dot to light emitting diode (LED), a highly stable, highly reliable semiconductor product with great visibility and great durability. However, being new and unproven technology within our industry and mounted on the front of a city bus exposed to changing weather conditions, extreme light conditions, and harsh vibration, replacement parts were maintained at historical levels until the technology had proven itself to be reliable. During 2004, and continuing into 2005, following two years of experience with the new technology and experiencing extremely low failure rates as compared to the flip-dot product, a determination was made that maintaining such a large inventory of replacement parts was not necessary, and that a diminution of value for the replacement parts inventory had occurred. As such, the inventory was permanently written-down to its estimated net realizable value in accordance with GAAP. Of the $1.1 million and $842,000 write-downs in 2005 and 2004, respectively, $1.0 million and $781,000 in 2005 and 2004, respectively, were within our U.S. electronic destination sign systems business with the remainder being other miscellaneous write-downs.

Law Enforcement and Surveillance Segment.  Sales for our law enforcement and surveillance segment increased $398,000 or 21.4%, from $1.9 million for 2004, to $2.3 million for 2005. The increased sales in 2005 is related to sales of new technology in the fourth quarter, predominately to the U.S. Federal Government.

The segment gross profit for 2005, decreased $301,000, or 26.7%, from $1.1 million for 2004, to $801,000 for 2005. As a percentage of segment sales, our gross profit was 36.6% of our net segment sales for 2005, as compared to 60.7% during 2004. As with our Transportation Communication segment discussed above, in 2005 we began incurring incremental direct costs along with related overhead costs as cost of sales. The decrease in the gross profit is related to a $176,000 write-off of obsolete and slow-moving inventory in 2005 as compared to a write-off of $72,000 in 2004; increased OEM material costs; increased depreciation on capitalized software; a large shipment in the first quarter of 2005 at a lower than usual gross profit due to a high third-party content of personal computers; and higher material costs on the third and fourth quarter sales related to the new technology.

Selling, General, and Administrative

Selling, general, and administrative expenses for 2005 increased $1.1 million, or 6.1%, from $17.4 million for 2004 to $18.5 million for 2005. The majority of this increase was a result of net increases in outside service fees of $180,000 related to our compliance efforts in connection with the Sarbanes-Oxley Act of 2002; increased compensation and benefits of $1.0 million, including general increases and additional personnel in support of administration and engineering functions and an increase in foreign personnel; increased employee recruiting and training costs of $138,000; increased travel related expenses of $187,000; and increased bad debt expense of $143,000. Additional significant expenses included the tri-annual APTA trade show and increased depreciation expense from recent capital asset purchases. These increases were partially offset by reductions in public company costs of approximately $762,000, including printing fees, audit fees, and legal fees.

As a percentage of our net sales, these expenses were 40.9% in 2005 and 36.6% in 2004. The increase is due to the higher general and administrative expenses as discussed above.

Research and Development Expenses

Research and development expenses for 2005 decreased $279,000, or 14.6%, from $1.9 million for 2004 to $1.6 million for 2005. This category of expenses includes internal engineering personnel, outside engineering expense for software and hardware development, and new product development. As a percentage of net sales, these expenses decreased from 4.0% in 2004 to 3.6% in 2005. During 2005, as in prior years, certain engineering personnel were used in the development of software that met the capitalization criteria of SFAS No. 86, “Capitalization of Software Development Costs,” which resulted in recording approximately $1.0 million of 2005 costs as an asset that will be amortized as sales of the software are realized. Research and development expenses, including those costs that were capitalized, were $2.9 million for 2005, as compared to $3.1 million for 2004.

Operating Loss

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

Other Income, Foreign Currency Gain (Loss), and Interest Expense

Other income, foreign currency gain (loss), and interest expense decreased $209,000 from $674,000 in 2004, to $465,000 in 2005, due to a decrease in interest expense of $426,000, offset by an increase in foreign currency loss of $356,000, and an increase in other income of $139,000. The decrease in interest expense was due primarily to decreases in the amount of borrowings on our credit facilities and in the amount of outstanding long-term debt. The decrease in outstanding debt was a result of two separate private placements of Common Stock in 2004 of $5.0 million each, and two private placements of Preferred Stock in 2005 totaling $2.1 million.

Income Tax Expense

Income tax expense was $176,000 in 2005 as compared with an income tax expense of $973,000 in 2004. The tax expense for 2005 consisted of $112,000 arising from United States state jurisdictions and $64,000 arising from foreign jurisdictions.

Net Loss Applicable to Common Shareholders

The net loss applicable to common shareholders increased $3.0 million from a net loss of $3.5 million in 2004 to a net loss of $6.5 million in 2005. This increase in net loss is due to the factors previously addressed, as well as $323,000 non-cash charges related to Preferred Stock offerings.

Cash Flows

The Company’s net working capital as of December 31, 2006, was $2.5 million compared to $4.0 million as of December 31, 2005. Our principal sources of liquidity from current assets included cash and cash equivalents of $611,000, trade and other receivables of $10.5 million and inventories of $9.3 million. The Company continues to decrease the average days’ sales outstanding in accounts receivable and expects to increase inventory turns through better materials requirement planning, reworking what otherwise might be considered slow moving inventory and negotiating lower component prices through volume purchase programs. The most significant current liabilities at December 31, 2006, included asset-based borrowings of $7.6 million, accounts payable of $5.6 million, accrued expenses of $2.9 million, and notes payable of $1.6 million. The asset-based lending agreements, both foreign and domestic, are directly related to sales and customer account collections and inventory. Such borrowings are classified as a current liability rather than a long-term liability and were negotiated with the intent that the revolving debt would be classified and managed as long-term debt. However, Emerging Issues Task Force (“EITF”) Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement,” requires the Company to classify all of our outstanding debt under the bank facility as a current liability. The loan agreement has a subjective acceleration clause, which could enable the bank to call the loan, but such language is customary in asset-based lending agreements and management does not expect the bank to use this particular clause to inhibit the Company from making borrowings as provided under the loan agreement.

Our operating activities used cash of $3.2 million for the year ended December 31, 2006. Cash used in operating activities totaled $3.3 million and resulted from an increase in trade accounts receivable of $1.6 million, an increase in inventories of $830,000, a decrease in accounts payable of $170,000, a decrease in accrued expenses of $48,000, and our net loss of $3.9 million offset by non-cash expenses of $3.3 million. Non-cash expenses included $1.5 million related to an accrual of a value-added tax settlement by our Brazilian subsidiary at December 31, 2006. All other non-cash expenses were of normal, routine amounts associated with operations. Sources of cash from operations totaled $87,000 and resulted from a decrease in other receivables of $25,000, a decrease in prepaids and other current assets of $54,000, and a decrease in other assets of $8,000. The increase in trade accounts receivable primarily results from an overall increase of sales in 2006 compared to 2005, and in particular, a 22% increase in sales during the fourth quarter of 2006 compared to the same quarter in 2005. The increase in inventories resulted from a build-up of inventory to meet higher overall product sales in 2006 compared to 2005. Additionally, though fourth quarter sales in 2006 increased compared to the same quarter in 2005, some product sales anticipated in the fourth quarter of 2006 and for which inventory components had been purchased were delayed to periods subsequent to December 31, 2006. We consider the changes incurred in our operating assets and liabilities routine, given the number and size of orders relative to our industry and our size. We expect working capital requirements to continue to increase with growth in sales, primarily due to the timing between when we must pay suppliers and the time we receive payment from our customers.

Our investing activities used cash of $458,000 for the year ended December 31, 2006. The primary uses of cash were for: (1) purchases of computer, test, and office equipment; and (2) costs incurred for internally developed software. Cash flows from investing activities resulted from a small number of routine sales of individual pieces of equipment no longer used or that had been replaced. We do not anticipate any significant expenditures for, or sales of, capital equipment in the near future.

Our financing activities generated net cash of $3.4 million. Sources of cash primarily resulted from net borrowings of $3.4 million under asset-based lending agreements for both our U.S. and our foreign subsidiaries, and $485,000 from the issuance of Series I Preferred. Net proceeds from issuance of Series I Preferred were used for general corporate and working capital purposes. Our primary uses of cash for financing activities were payment of financing costs related to the new asset-based lending agreements of $403,000 and payment of dividends and repayment of borrowings under the asset-based lending agreements of $128,000 and $64.0 million, respectively.

Financing Activities in 2006

In March 2006, the Company entered into a two-year, asset-based lending agreement with Laurus Master Fund, Ltd. (“Laurus Credit Agreement”) to replace an existing lending agreement with LaSalle Business Credit (“LaSalle Credit Agreement”). The Laurus Credit Agreement provides up to $6.0 million in borrowings under a revolving credit facility and is secured by all tangible and intangible assets of the Company in the U.S. Borrowing availability under the Laurus Credit Agreement is based upon an advance rate equal to 90% of eligible accounts receivable and up to $2.0 million based upon 40% of eligible inventory. The interest rate on borrowings under the Laurus Credit Agreement is the Wall Street Journal prime rate (8.25% at December 31, 2006) plus 1.75%, subject to a floor of 8%. The Laurus Credit Agreement contains no financial covenants. Borrowings under the revolving credit facility were used to retire all outstanding debt under the LaSalle Credit Agreement and have been and will be used for general corporate purposes. At December 31, 2006, remaining borrowing availability under the revolving credit facility was approximately $820,000. The Company incurred expenses of $329,000 directly attributable to executing the Laurus Credit Agreement which have been recorded as deferred financing costs to be amortized over the term of the agreement.

In conjunction with the closing of the Laurus Credit Agreement, the Company issued Laurus Master Fund Ltd. (“Laurus”) detachable warrants to purchase, at any time, 550,000 shares of Common Stock at $0.10 per share. The fair value allocated to the warrants of $590,000, calculated using the Black-Scholes model, was recorded as an asset to be amortized over the term of the Laurus Credit Agreement and was recorded as an increase in additional paid in capital. Laurus agreed to not hold greater than 4.99% of the Company’s outstanding Common Stock at any time under terms of the Laurus Credit Agreement.

On April 28, 2006, the Company, along with certain of its subsidiaries, entered into a Securities Purchase Agreement with Laurus whereby the Company issued a one-year, secured term promissory note in the original principal amount of $1.6 million (the “Note”). The Note bears interest at an annual rate of 10%, with interest payable monthly in arrears, and matures April 28, 2007. The Note is secured by all U.S. assets of the Company pursuant to the Security Agreement executed as part of the Laurus Credit Agreement entered into in March 2006, which was extended to cover the Note. In addition, the Note carried a $160,000 fee upon payment of the Note, whether the Note is paid on or prior to the maturity date. As of December 31, 2006, the entire original principal amount of $1.6 million was outstanding on the Note.

As part of the financing, the Company granted Laurus warrants to purchase, at any time during a seven-year period, 80,000 shares of Common Stock at an exercise price of $2.00 per share (the “Warrants”). The fair value allocated to the warrants of $49,000, calculated using the Black-Scholes model, has been recorded as a contra-liability to be amortized over the term of the Note agreement and was recorded as an increase in additional paid in capital. Laurus agreed to a 12-month lock-up on trading of the Common Stock underlying the Warrants as well as on the warrants to purchase 550,000 shares of Common Stock previously issued to Laurus in connection with the Laurus Credit Agreement entered into in March 2006. Pursuant to an Amended and Restated Registration Rights Agreement, the Company filed a registration statement with respect to the shares of Common Stock issuable upon exercise of the 630,000 warrants issued to Laurus with the Securities and Exchange Commission on May 15, 2006, and the registration was declared effective on May 23, 2006.

Fees and expenses related to the Note and issuance of the Warrants totaled approximately $81,000, netting proceeds to the Company of approximately $1.5 million, which was used for general corporate purposes. The related fees and expenses have been recorded as deferred financing costs and are being amortized over the term of the Note.

Pursuant to an Omnibus Amendment (the “Amendment”) effective December 31, 2006, and in exchange for the issuance by the Company to Laurus of 225,000 shares of our Common Stock and the payment of a servicing fee by the Company to Laurus in the amount of $18,000, the Company and Laurus (1) increased the limitation on the amount of our Common Stock that Laurus is permitted to hold from 4.99% to 9.99%; (2) agreed that (a) Laurus shall not sell any shares of our Common Stock before the first anniversary of the date of execution of the Amendment and (b) at any time after the first anniversary of the date of execution of the Amendment, Laurus shall not sell any shares of our Common Stock in a number that, together with any sales by any affiliate of Laurus, would exceed 25% of the aggregate dollar trading volume of the Common Stock of the Company for the 22-day period immediately preceding such proposed sale; (3) extended the maturity date of the revolving credit facility under the Laurus Credit Agreement until June 30, 2008; (4) amended and restated the Note to (a) eliminate the $160,000 fee that was due and payable on the maturity date of the Note and (b) allow the Company the option to extend up to $500,000 of the principal amount due under the Note until April 30, 2008; and (5) amended and restated the Amended and Restated Registration Rights Agreement dated as of April 28, 2006 to require the Company to register the 225,000 shares of Common Stock issued to Laurus with the Securities and Exchange Commission within 365 days after issuance of such shares.

In February 2006, 24 shares of Series E Preferred with a liquidation value of $120,000 were converted into 39,994 shares of the Company’s Common Stock.

Liquidity and Capital Resources

The Company’s primary source of liquidity and capital resources has been from financing activities. The Company has agreements with lenders under which revolving lines of credit have been established to support the working capital needs of our current operations. These lines of credit are as follows:

On March 16, 2006, the Company entered into a two-year asset-based lending agreement with Laurus Master Fund (“Laurus Credit Agreement”) to replace the LaSalle Credit Agreement. The Laurus Credit Agreement provides up to $6.0 million in borrowings under a revolving credit facility. Proceeds from the Laurus Credit Agreement were used to repay all outstanding debt under the LaSalle Credit Agreement and for general corporate purposes. The new credit facility is secured by all tangible and intangible assets of the Company in the U.S. and Canada. Borrowing availability under the Laurus Credit Agreement is based upon an advance rate equal to 90% of eligible accounts receivable and up to $2.0 million based upon 40% of eligible inventory. The interest rate on borrowings under the Laurus Credit Agreement is the Wall Street Journal prime rate plus 1.75%, subject to a floor of 8%. The Laurus Credit Agreement contains no financial covenants. At December 31, 2006, remaining borrowing availability under the revolving credit facility was approximately $820,000. Effective December 31, 2006, the Laurus Credit Agreement was amended to extend the maturity date to June 30, 2008.

Mobitec AB, the Company’s wholly owned Swedish subsidiary, has an agreement with a bank in Sweden from which it may currently borrow up to a maximum of 10 million Krona, or $1.5 million U.S. based upon the December 31, 2006, exchange rate of 0.1461. At December 31, 2006, 9.9 million Krona, or $1.4 million U.S., was outstanding, resulting in additional borrowing availability of 77,000 Krona, or $11,000 U.S. The terms of this agreement require payment of an unused credit line fee equal to 0.50% of the unused portion and an average interest rate of 3.23% of the outstanding balance. This agreement is secured by certain assets of Mobitec AB. Of the $1.5 million borrowing capacity under this agreement, $1.0 million renews annually on a calendar-year basis and $438,000 renews at various periods agreed-upon by both parties, with current expiration of March 31, 2007. On or before expiration, the Company expects to renew this credit agreement with an agreement substantially similar in terms and conditions.

Mobitec AB also has an agreement with the bank in Sweden from which it may borrow up to 9.0 million Krona, or $1.3 million U.S. At December 31, 2006, 7.6 million Krona, or $1.1 million U.S. was outstanding, resulting in additional borrowing availability of 1.4 million Krona, or $199,000 U.S. The line of credit bore an average interest rate in 2006 of 4.23% and was collateralized by accounts receivable of Mobitec AB. The agreement has an expiration date of December 31, 2007. On or before expiration, the Company expects to renew this credit agreement with an agreement substantially similar in terms and conditions.

Mobitec GmbH, the Company’s wholly owned subsidiary in Germany, has an agreement with a German bank from which it may currently borrow up to a maximum of 512,000 Euros or $676,000 U.S. based upon the December 31, 2006, exchange rate of 1.3203. At December 31, 2006, 481,000 Euros, or $636,000 U.S. was outstanding, resulting in additional borrowing availability of 31,000 Euros, or $40,000 U.S. The line of credit bore an average interest rate in 2006 of 4.12% and was collateralized by accounts receivable and inventories of Mobitec GmbH. This agreement has an open-ended term.

Additionally, capital resources were provided by the following financing activities in 2006:

On March 21, 2006, the Company sold an aggregate of 100 shares of its Series I Preferred, par value $.10 per share (“Series I Preferred”) to a private investor, pursuant to a share purchase agreement. The combined purchase price for the shares was $500,000. Upon issuance of the Series I Preferred, the cash advance received by the Company in December 2005, and held in the trust account of the Company’s outside legal counsel, was released to the Company. The funds, net of financing fees, will be used for general corporate purposes. In connection with the sale of the Series I Preferred, the Company issued to the investor Warrants to purchase an aggregate of 93,750 shares of the Company’s Common Stock at an exercise price of $1.60 per share. The Warrants will be exercisable at any time for a period of five years after issuance.

On April 28, 2006, the Company, along with certain of its subsidiaries, entered into a Securities Purchase Agreement with Laurus whereby the Company issued a one-year, secured term promissory note in the original principal amount of $1.6 million (the “Note”). The Note bears interest at an annual rate of 10%, with interest payable monthly in arrears, and matures April 28, 2007. The Note is secured by all U.S. assets of the Company pursuant to the Security Agreement executed as part of the Laurus Credit Agreement entered into in March 2006, which was extended to cover the Note. In addition, the Note carried a $160,000 fee upon payment of the Note, whether the Note is paid on or prior to the maturity date, which was being recognized ratably over the term of the Note. As of December 31, 2006, the entire original principal amount of $1.6 million was outstanding on the Note. Under an amendment effective December 31, 2006, the $160,000 fee due at maturity was eliminated and the Company is allowed the option to extend up to $500,000 of the principal amount due under the Note until April 30, 2008.

Management Conclusion

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The following factors, among others, raise substantial doubt that the Company will, in fact, be able to continue as a going concern:

•	Our consolidated financial statements for the year ended December 31, 2006 that are filed with this Annual Report are subject to a going concern qualification and indicate that the Company has incurred substantial losses to date and has, as of December 31, 2006, an accumulated deficit of $22.4 million.

•	We have incurred losses in almost every fiscal year since we have been a public company.

•	Our net loss applicable to common shareholders was $4.2 million in 2006, $6.5 million in 2005, and $3.5 million in 2004.

•	The Company expects to incur additional losses for the first quarter of 2007 and our management recognizes that under current conditions our current cash on hand and expected short term revenues from operations will not be adequate to fund our current operations.

•	Currently, we are managing our cash accounts on a day-to-day basis and have deferred payments on trade payables which are otherwise due to vendors that supply component parts critical to producing the products we sell to our customers. Further deferrals of payments to these critical vendors could result in one or more of these vendors placing us on credit hold and not making further shipments to us until we have paid past due amounts. If this occurs and we are unable to cause such vendors to resume shipments before our on-hand inventory of those components is exhausted, we may be unable to fulfill customer orders for our products. The failure to meet customer orders in a timely fashion could cause us to lose customers or cause our customers to reduce their orders for our products. In either event, this could substantially reduce our revenues and exacerbate our liquidity challenges.

•	We may not be able to pay our debts as they become due in the future, including our debts to suppliers and other trade payables which could cause such creditors to discontinue their extensions of credit to us.

•	Our primary source of liquidity and capital resources has been from financing activities, and we can offer no assurances that we will be able to obtain the additional financing that will be necessary in order to continue our operations, on commercially reasonable terms, or at all.

•	We believe that cost containment and expense reductions are essential if we are to continue our current operations, but we cannot assure you that we will be able to achieve sufficient cost reductions to allow us to do so.

•	Our U.S. companies have guaranteed a note payable by the Company with an outstanding principal balance of $1.6 million that is due April 28, 2007. The Company has the option to extend up to $500,000 of the principal amount due under the note to April 30, 2008. At December 31, 2006, remaining borrowing availability under our U.S. line of credit was $820,000. Any remaining availability under the U.S. line of credit when the note becomes due could be applied toward repayment of the note payable on April 28, 2007. However, we can give no assurances that the borrowing availability on the U.S. line of credit together with other cash we are able to access at that time, if any, will be sufficient to make payment in full on the note payable or to make payment sufficient to exercise our option to extend the note. If we are unable to make payment in full or make payment sufficient to exercise our option to extend the note, we would be forced to obtain additional financing from a different lender or source. However, we can give no assurances that we will be able to obtain financing from another lender or source on commercially reasonable terms, or at all. In such case, an event of default would occur. The U.S. line of credit has an outstanding balance of $4.4 million as of December 31, 2006. The note payable and U.S. line of credit are covered by a master security agreement with the same lender. Pursuant to terms of the master security agreement, an event of default on the note payable would cause an event of default on the U.S. line of credit and the current lender could cause all outstanding balances on the U.S. line of credit to become due and payable on April 28, 2007 as well.

Any or all of these circumstances could require that we cease operations altogether and raise substantial doubt about our ability to continue as a going concern.

At February 28, 2007, we had cash and cash equivalents of $712,000 and a working capital surplus of $1.8 million.

Management’s Plans

Management’s plans to address liquidity needs include the following:

Purchases of component parts inventory represent a significant portion of our cash expenditures each period. The Company recently implemented purchasing and inventory control measures that are resulting in improved inventory turns which we estimate will continue through 2007.

Additional cash-generating opportunities include prioritizing and accelerating the completion date of all revenue projects that require final payment by the customer upon completion. The Company currently has several integrated systems projects underway with scheduled completion dates ranging from three to six months in the future.

During late 2006 and early 2007, the Company implemented limited workforce reduction by attrition and, as a result, payroll expense was reduced by approximately $264,000 annually. Management has additionally implemented, effective in the second quarter of 2007, adjustments to the work force to reduce expenses by an estimated $1.2 million annually, bringing the total reduction of expenses of such actions to an estimated $1.4 million annually.

Management is reviewing discretionary expenditures such as marketing, advertising, consulting, travel and entertainment, and non-discretionary expenditures for services such as accounting, legal, investor relations and other related services to determine that the company is obtaining the appropriate cost-benefit relationship in each of these critical areas.

In addition to actions taken to reduce expenses, selective divestiture of non-core assets is being evaluated and consideration of a limited private equity placement is also being evaluated.

The preceding plans, taken in total, may provide adequate liquidity for execution of our 2007 operating plans. However, we can give no assurances of such and failure to execute in one or more of these areas could cause the Company to be unable to continue its operations.

Critical Accounting Policies and Estimates

DRI’s significant accounting policies and estimates used in the preparation of the Consolidated Financial Statements are discussed in Note 1 of the Notes to Consolidated Financial Statements. The following is a listing of DRI’s critical accounting policies and estimates and a brief description of each:

•	Allowance for doubtful accounts;

•	Inventory valuation and warranty reserve;

•	Intangible assets and goodwill;

•	Income taxes, including deferred tax assets;

•	Revenue recognition; and

•	Stock-based compensation

Allowance for Doubtful Accounts

Our allowance for doubtful accounts relates to trade accounts receivable. It reflects our estimate of the amount of our outstanding accounts receivable that are not likely to be collected. Most of our company’s sales are to large OEM equipment manufacturers or to state or local governmental units or authorities, so management expects low losses from true collectibles problems resulting from insolvency or actual inability to pay. The allowance for doubtful accounts is a periodic estimate prepared by management based upon identification of the collections of specific accounts and the overall condition of the receivable portfolios. When evaluating the adequacy of the allowance for doubtful accounts, we analyze our trade receivables, the customer relationships underlying the receivables, historical bad debts, customer concentrations, customer creditworthiness, current economic trends, and changes in customer payment terms.

Inventory Valuation and Warranty Reserve

We periodically evaluate the carrying amount of inventory based upon current shipping forecasts and Warranty and post-Warranty component requirements. Our company, as a part of the sale, typically extends a Warranty term generally ranging from one to three years. We account for this liability through a Warranty reserve on the balance sheet. Additionally, in special situations, we may, solely at our discretion, use extended or post-Warranty services as a marketing tool. In these instances, such future Warranty costs have previously been included in the established Warranty reserves. Many of our customers have contractual or legal requirements which dictate an extended period of time for us to maintain replacement parts. Our evaluation of inventory reserves involves an approach that incorporates both recent historical information and management estimates of trends. Our approach is intended to take into consideration potential excess and obsolescence in relation to our installed base, engineering changes, uses for components in other products, return rights with vendors and end-of-life manufacture. If any of the elements of our estimate were to deteriorate, additional write-downs may be required. The inventory write-down calculations are reviewed periodically and additional write-downs are recorded as deemed necessary.

Intangible Assets and Goodwill

In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” became effective and, as a result, we ceased to amortize goodwill at January 1, 2002. In lieu of amortization, SFAS No. 142 requires that we perform an impairment review of goodwill at least annually, or when management becomes aware of any circumstance or trend that is reasonably likely to give rise to impairment. SFAS No. 142 requires us to test goodwill for impairment at a level referred to as a reporting unit. Goodwill is considered impaired and a loss is recognized when the carrying value of a reporting unit exceeds its fair value. We must use estimates and assumptions about the Company’s market value to assign fair value to a reporting unit.

Income Taxes

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

The Company’s transactions sometimes involve multiple elements (i.e., products, systems, installation and other services). Revenue under multiple element arrangements is recognized in accordance with Emerging Issues

Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. EITF No. 00-21 provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate elements based on their relative fair values (the relative fair value method). In cases in which there is objective and reliable evidence of the fair value of undelivered items in an arrangement but no such evidence for the delivered items, the amount of consideration allocated to the delivered items equals the total arrangement consideration less the aggregate fair value of the undelivered items.

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

Service revenues are recognized upon completion of the services and include product repair not under warranty, city route mapping, product installation, training, consulting to transit authorities, and funded research and development projects. Service revenues were less than 3% of total revenue for 2006, 2005, and 2004.

Stock-based Compensation

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

Off-Balance Sheet Arrangements

DRI does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors. We do, however, have Warrants to acquire shares of our Common Stock outstanding at varied exercise prices. For further discussion see Note 11, “Common Stock Warrants” in the accompanying Notes to Consolidated Financial Statements. Other than lease commitments, legal contingencies incurred in the normal course of business and employment contracts of key employees, we do not have any off-balance sheet financing arrangements or liabilities. We do not have any majority-owned subsidiaries or any interests in or relationships with any special-purpose entities that are not included in the consolidated financial statements.

Contractual Obligations

Our material contractual obligations at December 31, 2006 are as follows:

	Payments Due by Period
	Total
	Amounts	Less Than			After
Contractual Obligations	Committed	1 Year	2-3 Years	4-5 Years	5 Years
	(In thousands)

Long-Term Debt Obligations	$258	$254	$4	$—	$—
Note payable	1,600	1,600	—	—	—
Capital Lease Obligations	60	22	38	—	—
Operating Lease Obligations	2,896	887	1,378	629	2
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities	1,480	194	388	388	510

	6,294	2,957	1,808	1,017	512
Interest Payments (ranging from 7.5% to 10%)	113	110	3	—	—

Total	$6,407	$3,067	$1,811	$1,017	$512

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 defines the threshold for recognizing tax return positions in the financial statements as “more likely than not” that the position is sustainable, based on its technical merits. FIN 48 also provides guidance on the measurement, classification and disclosure of tax return positions in the financial statements. FIN 48 is effective for the Company beginning in the first quarter of 2007. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company believes the adoption of SFAS 157 will not have a material impact on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 was effective for fiscal years ending after November 15, 2006 and had no impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

Impact of Inflation

We believe that inflation has not had a material impact upon our results of operations for each of our fiscal years in the three-year period ended December 31, 2006. However, there can be no assurance that future inflation will not have an adverse impact upon our operating results and financial condition.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to certain risks arising from transactions in the normal course of our business. Such risk is principally associated with interest rate and foreign currency exchange fluctuations, as explained below.

  Interest Rate Risk

We utilize variable-rate debt through revolving credit facilities to support working capital needs. If interest rates on December 31, 2006 increased by 100 basis points on that date and then remained constant at the higher rate throughout 2007, our interest costs on our outstanding variable-rate borrowings under our revolving lines of credit at December 31, 2006 of $7.6 million would increase by approximately $76,000 for the year ending December 31, 2007. Similarly, if interest rates on December 31, 2006 decreased by 100 basis points on that date and then remained constant at the lower rate throughout 2007, our interest costs on our outstanding variable rate borrowings at December 31, 2006 of $7.6 million would decrease by approximately $76,000 for the year ending December 31, 2007. We currently do not use derivative instruments to manage our interest rate risk.

At December 31, 2006, we had outstanding long-term fixed rate borrowings (including current portions) of $258,000. We also had a fixed-rate note payable with an outstanding balance of $1.6 million at December 31, 2006. We believe the carrying amount of our fixed rate borrowings approximates the estimated fair value for debt with similar terms, interest rates and remaining maturities currently available to companies with similar credit ratings at December 31, 2006. We do not expect changes in the fair value of our fixed-rate borrowings to have a significant effect upon our operations, cash flow or financial position.

  Foreign Currency Exchange Rate Risk

Our international subsidiaries operate in Europe (particularly the Nordic countries), South America, the Middle East and Australia and use local currencies as the functional currency and the U.S. dollar as the reporting currency. Transactions between our company and the international subsidiaries are generally denominated in U.S. dollars. Approximately 50% of our revenues are denominated in international currencies. As a result, we have certain exposures to foreign currency risk. However, management believes that such exposure does not present a significant risk due to the relative stability of the European and Nordic countries and Australia. Risk in the Middle East and South America is mitigated due to those revenues representing only approximately 13% of our consolidated revenues.

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

Gains and losses on U.S. dollar-denominated transactions are recorded within other income and expense in the consolidated statements of operations. A net gain was recorded in the amount of $151,000 in 2006, a net loss was recorded in the amount of $301,000 in 2005 and a net gain was recorded in the amount of $55,000 in 2004. The gain in 2006 was primarily due to an increase in the value of the Swedish Krona (SEK) against the U.S. dollar, from a December 31, 2005 exchange rate of 7.9623 (SEK per U.S. dollar) to a December 31, 2006 exchange rate of 6.8537 (SEK per U.S. dollar). The loss in 2005 was primarily due to the increase in value of the U.S. dollar from a December 31, 2004, exchange rate of 6.6137 (SEK per U.S. dollar) to a December 31, 2005, rate of 7.9623 (SEK per U.S. dollar). The gain in 2004 primarily was due to the increase in value in the Swedish Krona (SEK) from a

December 31, 2003 rate of 7.2449 (SEK per U.S. dollar) to a December 31, 2004 rate of 6.6137 (SEK per U.S. dollar). We currently do not use derivative instruments to manage our foreign currency risk.

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

On-Balance Sheet	Expected Maturity Date
Financial Instruments	2007	2008	2009	2010	2011	Thereafter
	(In thousands)

Long-term debt:
Variable rate (SEK)	$3,202	$—	$—	$—	$—	$—
Average interest rate	3.75%	—%	—%	—%	—%	—%

Item 8.	Financial Statements and Supplementary Data

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Digital Recorders, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Digital Recorders, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP (signed)

March 28, 2007
Raleigh, NC

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands,
	except shares and per share amounts)

ASSETS
Current Assets
Cash and cash equivalents	$611	$807
Trade accounts receivable, net	10,368	8,425
Other receivables	147	211
Inventories	9,324	8,212
Prepaids and other current assets	429	946

Total current assets	20,879	18,601

Property and equipment, net	3,131	3,741
Goodwill	11,250	9,762
Intangible assets, net	1,110	1,069
Deferred tax assets, net	191	231
Other assets	797	144

Total assets	$37,358	$33,548

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Lines of credit	$7,608	$5,000
Notes payable, net	1,584	—
Current portion of long-term debt	254	1,177
Current portion of foreign tax settlement	393	—
Accounts payable	5,620	5,537
Accrued expenses	2,935	2,854
Preferred stock dividends payable	23	72

Total current liabilities	18,417	14,640

Long-term debt and capital leases, less current portion	42	68

Foreign tax settlement, net of current portion	1,087	—

Deferred tax liabilities	383	382

Minority interest in consolidated subsidiary	234	892

Commitments and contingencies (Note 6, 7, 8, 18, and 20)
Shareholders’ Equity
Series E Redeemable, Nonvoting, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 500 shares authorized; 183 and 207 shares issued and outstanding at December 31, 2006, and December 31, 2005, respectively; redeemable at the discretion of the Company at any time	495	615
Series G Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 600 shares authorized; 379 and 343 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively; redeemable at the discretion of the Company after five years from date of issuance	1,613	1,434
Series H Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 600 shares authorized; 54 and 50 shares issued and outstanding at December 31, 2006, and December 31, 2005, respectively; redeemable at the discretion of the Company after five years from date of issuance	222	202
Series I Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 200 shares authorized; 104 and 0 shares issued and outstanding at December 31, 2006, and December 31, 2005, respectively; redeemable at the discretion of the Company after five years from date of issuance	471	—
Series AAA Redeemable, Nonvoting, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 20,000 shares authorized; 178 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively; redeemable at the discretion of the Company at any time	890	890
Common stock, $.10 par value, 25,000,000 shares authorized; 10,045,675 and 9,733,515 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively	1,004	973
Additional paid-in capital	31,517	30,446
Accumulated other comprehensive income — foreign currency translation	3,397	1,526
Accumulated deficit	(22,414)	(18,520)

Total shareholders’ equity	17,195	17,566

Total liabilities and shareholders’ equity	$37,358	$33,548

See accompanying notes to consolidated financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except share
	and per share amounts)

Net sales	$51,338	$45,345	$47,773
Cost of sales	36,607	30,003	29,827

Gross profit	14,731	15,342	17,946

Operating expenses
Selling, general and administrative	16,065	18,537	17,472
Research and development	1,475	1,637	1,916

Total operating expenses	17,540	20,174	19,388

Operating loss	(2,809)	(4,832)	(1,442)

Other income (loss)	(55)	317	178
Foreign currency gain (loss)	151	(301)	55
Interest expense	(1,508)	(481)	(908)

Total other income and expense	(1,412)	(465)	(675)

Loss before income tax expense	(4,221)	(5,297)	(2,117)
Income tax expense	(331)	(176)	(973)

Loss before minority interest in (income) loss of consolidated subsidiary	(4,552)	(5,473)	(3,090)
Minority interest in (income) loss of consolidated subsidiary	658	(451)	(102)

Net loss	(3,894)	(5,924)	(3,192)
Provision for preferred stock dividends	(298)	(203)	(284)
Amortization for discount on preferred stock	(49)	(323)	—

Net loss applicable to common shareholders	$(4,241)	$(6,450)	$(3,476)

Net loss per share applicable to common shareholders
Basic and diluted	$(0.43)	$(0.67)	$(0.49)

Weighted average number of common shares and common share equivalent outstanding
Basic and diluted	9,787,599	9,675,580	7,149,544

See accompanying notes to consolidated financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

	Preferred Stock		Common Stock				Accumulated
	Number		Number		Additional	Accum-	Other	Compre-	Total
	of Shares	Book	of Shares		Paid-in	ulated	Comprehensive	hensive	Shareholders’
	Issued	Value	Issued	Par Value	Capital	Deficit	Income (Loss)	Income (Loss)	Equity
	(In thousands, except shares)

Balance as of January 1, 2004	1,017	$4,710	3,944,475	$394	$13,260	$(9,404)	$2,272		$11,232
Issuance of common stock			1,906,358	191	8,597				8,788
Common stock warrant exercise			473,812	47	1,292				1,339
Conversion of notes payable to common stock			2,075,000	208	3,942				4,150
Issuance of Series E Preferred stock	67	290			(20)				270
Issuance of Series F Preferred stock	4	20			(75)				(55)
Issuance of warrants for service					48				48
Preferred stock dividends					(284)				(284)
Conversion of Series AAA Preferred stock	(108)	(540)	67,500	7	533				—
Conversion of Series F Preferred stock	(304)	(1,520)	760,232	76	1,444				—
Conversion of Series E Preferred stock	(223)	(1,115)	371,659	37	1,078				—
Comprehensive income (loss)
Net loss						(3,192)		$(3,192)	(3,192)
Translation adjustment							1,345	1,345	1,345

Total comprehensive loss								$(1,847)

Balance as of December 31, 2004	453	$1,845	9,599,036	$960	$29,815	$(12,596)	$3,617		$23,641

Reclass from Investment in subsidiary by Mobitec GmbH					65				65
Issuance of warrants for service					11				11
Issuance of common stock			72,667	7	142				149
Conversion of Series AAA Preferred stock, net of costs	(68)	(340)	61,812	6	328				(6)
Issuance of Series G Preferred stock, net of discount	393	1,648			275				1,923
Value of Beneficial Conversion feature of Series G Preferred stock					(275)				(275)
Amortization of Series G Preferred Beneficial Conversion					275				275
Value of Beneficial Conversion feature of Series H Preferred stock					(48)				(48)
Amortization of Series H Preferred Beneficial Conversion					48				48
Rescission of Series G Preferred stock and associated warrants	(50)	(214)			(35)				(249)
Issuance of Series H Preferred stock	50	202			48				250
Preferred stock dividends					(203)				(203)
Comprehensive loss:
Net loss						(5,924)		$(5,924)	(5,924)
Translation adjustment							(2,091)	(2,091)	(2,091)

Total comprehensive loss								$(8,015)

Balance as of December 31, 2005	778	$3,141	9,733,515	$973	$30,446	$(18,520)	$1,526		$17,566

Issuance of common stock			272,166	27	304				331
Issuance of Series I Preferred Stock, net of discount	100	450			49				499
Value of Beneficial Conversion feature of Series I Preferred stock					(49)				(49)
Amortization of Series I Preferred Beneficial Conversion					49				49
Conversion of Series E Preferred Stock	(24)	(120)	39,994	4	116				—
Issuance of Series G Preferred Stock dividend	36	180							180
Issuance of Series H Preferred Stock dividend	4	20							20
Issuance of Series I Preferred Stock dividend	4	20							20
Issuance of warrants					638				638
Amortization of convertible subordinated debenture beneficial conversion feature					212				212
Preferred stock dividends					(298)				(298)
Stock-based compensation expense					50				50
Comprehensive loss:
Net loss						(3,894)		$(3,894)	(3,894)
Translation adjustment							1,871	1,871	1,871

Total comprehensive loss								$(2,023)

Balance as of December 31, 2006	898	$3,691	10,045,675	$1,004	$31,517	$(22,414)	$3,397		$17,195

See accompanying notes to consolidated financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Cash flows from operating activities
Net loss	$(3,894)	$(5,924)	$(3,192)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Deferred income taxes	57	(90)	856
Depreciation and amortization of property and equipment	1,333	1,290	752
Amortization of intangible assets	111	110	158
Amortization of deferred financing costs	271	122	146
Amortization of beneficial conversion feature	212	—	—
Amortization of the fair value of warrants	278	—	—
Bad debt expense	240	265	110
Stock issued in lieu of cash compensation	63	—	—
Stock-based compensation expense	50	—	—
Write-down of inventory for obsolescence	122	1,410	1,446
Loss on sale of fixed assets	11	10	—
Other, primarily effect of foreign currency gain/loss	(291)	220	214
Minority interest in income (loss) of consolidated subsidiary	(658)	451	102
Changes in operating assets and liabilities
(Increase) decrease in trade accounts receivable	(1,617)	1,205	(3,352)
Decrease in other receivables	25	41	140
Increase in inventories	(830)	(796)	(835)
(Increase) decrease in prepaids and other current assets	54	(105)	8
Decrease in other assets	8	61	160
Increase (decrease) in accounts payable	(170)	1,152	(1,932)
Increase (decrease) in accrued expenses	(48)	751	59
Increase in foreign tax settlement	1,502	—	—

Net cash provided by (used in) operating activities	(3,171)	173	(5,160)

Cash flows from investing activities
Proceeds from sale of fixed assets	4	10	5
Purchases of property and equipment	(261)	(674)	(855)
Investments in software development	(201)	(1,020)	(922)

Net cash used in investing activities	(458)	(1,684)	(1,772)

Cash flows from financing activities
Proceeds from bank borrowings and lines of credit	67,376	55,336	64,017
Principal payments on bank borrowings and lines of credit	(63,961)	(55,721)	(67,289)
Proceeds from issuance of Preferred stock, net of costs	485	1,887	215
Payments related to financing of new line of credit	(329)	—	—
Payments related to financing of note payable	(81)	—	—
Proceeds from issuance of common stock and stock option exercises	—	149	10,127
Payment of dividends on Preferred stock	(128)	(147)	(330)

Net cash provided by financing activities	3,362	1,504	6,740

Effect of exchange rate changes on cash and cash equivalents	71	(27)	63

Net decrease in cash and cash equivalents	(196)	(34)	(129)
Cash and cash equivalents at beginning of year	807	841	970

Cash and cash equivalents at end of year	$611	$807	$841

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$648	$446	$887

Cash paid during the period for income taxes	$323	$231	$117

Supplemental disclosures of non-cash investing and financing activities:
Equipment acquired through issuance of capital lease	$—	$—	$107

Conversion of debt to common stock	$—	$—	$4,150

Series F Preferred stock dividend paid-in-kind	$—	$—	$20

Conversion of preferred stock to common stock	$120	$340	$3,175

Fair value of warrants issued as part of financing	$638	$—	$2,486

Fair value of common stock issued in connection with Laurus Omnibus Amendment	$268	$—	$—

Laurus Omnibus Amendment fee	$18	$—	$—

Relative fair value of warrants issued for services	$—	$11	$—

Recision of Series G preferred stock in exchange for note payable	$—	252	—

Recision of note payable in exchange for Series H Preferred stock	$—	$250	$—

Note receivable from investor	$—	$500	$—

Relative fair value allocated to warrants issued in connection with sale of Preferred stock	$49	$323	—

Amortization of Preferred stock beneficial conversion feature	$49	$323	—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Organization and Summary of Significant Accounting Policies

(a)	Organization and Liquidity

Organization.  Digital Recorders, Inc. (“DRI”, “Company”, “we”, “our”, or “us”) was incorporated in 1983 and became a public company through an initial public offering in November 1994. DRI’s Common Stock, $.10 par value per share, trades on the NASDAQ Capital Market® under the symbol “TBUS” and on the Boston Stock Exchange under the symbol “TBUS.”

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

Liquidity.  The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The following factors, among others, raise substantial doubt that the Company will, in fact, be able to continue as a going concern:

•	Our consolidated financial statements for the year ended December 31, 2006 that are filed with this Annual Report are subject to a going concern qualification and indicate that the Company has incurred substantial losses to date and has, as of December 31, 2006, an accumulated deficit of $22.4 million.

•	We have incurred losses in almost every fiscal year since we have been a public company.

•	Our net loss applicable to common shareholders was $4.2 million in 2006, $6.5 million in 2005, and $3.5 million in 2004.

•	The Company expects to incur additional losses for the first quarter of 2007 and our management recognizes that under current conditions our current cash on hand and expected short term revenues from operations will not be adequate to fund our current operations.

•	Currently, we are managing our cash accounts on a day-to-day basis and have deferred payment on trade payables which are otherwise due to vendors that supply component parts critical to producing the products we sell to our customers. Further deferrals of payments to these critical vendors could result in one or more of these vendors placing us on credit hold and not making further shipments to us until we have paid past due amounts. If this occurs and we are unable to cause such vendors to resume shipments before our on-hand inventory of those components is exhausted, we may be unable to fulfill customer orders for our products. The failure to meet customer orders in a timely fashion could cause us to lose customers or cause our customers to reduce their orders for our products. In either event, this could substantially reduce our revenues and exacerbate our liquidity challenges.

•	We may not be able to pay our debts as they become due in the future, including our debts to suppliers and other trade payables which could cause such creditors to discontinue their extensions of credit to us.

•	Our primary source of liquidity and capital resources has been from financing activities, and we can offer no assurances that we will be able to obtain the additional financing that will be necessary in order to continue our operations, on commercially reasonable terms, or at all.

•	We believe that cost containment and expense reductions are essential if we are to continue our current operations, but we cannot assure you that we will be able to achieve sufficient cost reductions to allow us to do so.

•	Our U.S. companies have guaranteed a note payable by the Company with an outstanding principal balance of $1.6 million that is due April 28, 2007. The Company has the option to extend up to $500,000 of the principal amount due under the note to April 30, 2008. At December 31, 2006, remaining borrowing availability under our U.S. line of credit was $820,000. Any remaining availability under the U.S. line of credit when the note becomes due could be applied toward repayment of the note payable on April 28, 2007. However, we can give no assurances that the borrowing availability on the U.S. line of credit together with other cash we are able to access at that time, if any, will be sufficient to make payment in full on the note payable or to make payment sufficient to exercise our option to extend the note. If we are unable to make payment in full or make payment sufficient to exercise our option to extend the note, we would be forced to obtain additional financing from a different lender or source. However, we can give no assurances that we will be able to obtain financing from another lender or source on commercially reasonable terms, or at all. In such case, an event of default would occur. The U.S. line of credit has an outstanding balance of $4.4 million as of December 31, 2006. The note payable and U.S. line of credit are covered by a master security agreement with the same lender. Pursuant to terms of the master security agreement, an event of default on the note payable would cause an event of default on the U.S. line of credit and the current lender could cause all outstanding balances on the U.S. line of credit to become due and payable on April 28, 2007 as well.

Any or all of these circumstances could require that we cease operations altogether and raise substantial doubt about our ability to continue as a going concern.

Management’s plans to address liquidity needs include the following:

Purchases of component parts inventory represent a significant portion of our cash expenditures each period. The Company recently implemented purchasing and inventory control measures that are resulting in improved inventory turns which we estimate will continue through 2007.

Additional cash-generating opportunities include prioritizing and accelerating the completion date of all revenue projects that require final payment by the customer upon completion. The Company currently has several integrated systems projects underway with scheduled completion dates ranging from three to six months in the future.

During late 2006 and early 2007, the Company implemented limited workforce reduction by attrition and, as a result, payroll expense was reduced by approximately $264,000 annually. Management has additionally implemented, effective in the second quarter of 2007, adjustments to the work force to reduce expenses by an estimated $1.2 million annually, bringing the total reduction of expenses of such actions to an estimated $1.4 million annually.

Management is reviewing discretionary expenditures such as marketing, advertising, consulting, travel and entertainment, and non-discretionary expenditures for services such as accounting, legal, investor relations and other related services to determine that the company is obtaining the appropriate cost-benefit relationship in each of these critical areas.

In addition to actions taken to reduce expenses, selective divestiture of non-core assets is being evaluated and consideration of a limited private equity placement is also being evaluated.

The preceding plans, taken in total, may provide adequate liquidity for execution of our 2007 operating plans. However, we can give no assurances of such and failure to execute in one or more of these areas could cause the Company to be unable to continue its operations.

(b)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its majority owned subsidiaries, and its 50% owned subsidiary over which the Company has controlling authority through membership in that subsidiary’s board of directors. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At times, the Company places temporary cash investments with high credit quality financial institutions in amounts that may be in excess of FDIC insurance limits. During 2006, temporary cash investments were as high as $1.6 million.

(e)	Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). SAB 104 sets forth guidelines on the timing of revenue recognition based upon factors such as passage of title, purchase agreements, established pricing and defined shipping and delivery terms. We recognize revenue in accordance with SAB 104 when all of the following criteria are met: persuasive evidence that an arrangement exists; delivery of the products or services has occurred; the selling price is fixed or determinable; and collectibility is reasonably assured. Even though the Company receives customer sales orders that may require scheduled product deliveries over several months, sales are only recognized upon physical shipment of the product to the customer, provided that all other criteria of revenue recognition are met.

The Company’s transactions sometimes involve multiple elements (i.e., products, systems, installation and other services). Revenue under multiple element arrangements is recognized in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. EITF No. 00-21 provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate elements based on their relative fair values (the relative fair value method). In cases in which there is objective and reliable evidence of the fair value of undelivered items in an arrangement but no such evidence for the delivered items, the amount of consideration allocated to the delivered items equals the total arrangement consideration less the aggregate fair value of the undelivered items.

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

Service revenues are recognized upon completion of the services and include product repair not under warranty, city route mapping, product installation, training, consulting to transit authorities, and funded research and development projects. Service revenues were less than 3% of total revenue for 2006, 2005, and 2004.

(f)	Customer Concentration

We generate a significant portion of our sales from a relatively small number of key customers, the composition of which may vary from year to year. Our major customers (defined as those customers to which we made sales greater than 10% of DRI’s total sales) in 2006, 2005, and 2004 were transit bus original equipment manufacturers. In 2006, three customers accounted for 19.2% of sales. In 2005, three customers accounted for 22.8% of sales. In 2004, two customers accounted for 22.9% of sales. We sell our products to a limited set of customers. Concentration and credit risk are a function of the orders we receive in any given period of time. Loss of one or more of these key customers could have an adverse impact, possibly material, on the Company.

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

Inventories are valued at the lower of cost or market, with cost determined by the first-in, first-out (FIFO) method. Our evaluation of inventory obsolescence involves an approach that incorporates both recent historical information and management estimates of trends. Our approach is intended to take into consideration potential excess and obsolescence in relation to our installed base, engineering changes, uses for components in other products, return rights with vendors and end-of-life manufacture.

(i)	Property and Equipment

Property and equipment are stated at cost and are primarily depreciated using the straight-line method over the estimated useful lives of the assets ranging from three to nine years. The Company periodically evaluates the recoverability of its property and equipment. If facts and circumstances suggest that the property and equipment will not be recoverable, as determined based upon the undiscounted cash flows over the remaining depreciable period, the carrying value of property and equipment will be reduced to its fair value using prices for similar assets. To date, management has determined that no impairment of property and equipment exists.

(j)	Goodwill and Indefinite Life Intangible Assets

Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but is tested annually for impairment, or more frequently if events or changes in circumstances indicate that the assets might be impaired. Management has determined the Company does not have indefinite life intangible assets.

For goodwill, the impairment evaluation includes a comparison of the carrying value of the business unit (including goodwill) to that business unit’s fair value. If the business unit’s estimated fair value exceeds the business unit’s carrying value, no impairment of goodwill exists. If the fair value of the business unit does not exceed the unit’s carrying value, then an additional analysis is performed to allocate the fair value of the reporting unit to all of the assets and liabilities of that unit as if that unit had been acquired in a business combination. If the implied fair value of the reporting unit goodwill is less than the carrying value of the unit’s goodwill, an impairment charge is recorded for the difference. To date, management has determined that no impairment of goodwill exists.

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

Research and development costs relating principally to product development in our transportation communication and law enforcement and surveillance segments are charged to operations as incurred. Research and development costs were $1.5 million, $1.6 million, and $1.9 million in 2006, 2005, and 2004, respectively.

(m)	Advertising Costs

Advertising costs are charged to operations as incurred. Advertising costs were $299,000, $110,000, and $101,000 in 2006, 2005, and 2004, respectively.

(n)	Shipping and Handling Fees and Costs

The Company includes in net sales all shipping and handling fees billed to customers. Shipping and handling costs associated with inbound and outbound freight are included in cost of sales and totaled $1.1 million, $1.3 million, and $1.0 million in 2006, 2005, and 2004, respectively.

(o)	Per Share Amounts

The basic net income (loss) per common share has been computed based upon the weighted average number of shares of Common Stock outstanding. Diluted net income (loss) per common share has been computed based upon the weighted average number of shares of Common Stock outstanding and shares that would have been outstanding assuming the issuance of Common Stock for all potentially dilutive securities outstanding. The Company’s Preferred Stock and debt and outstanding stock options and Warrants represent the only potentially dilutive securities outstanding. The amount of net loss used in the calculations of diluted and basic income (loss) per common share was unchanged from the net loss reported for each respective year presented. Diluted net loss per common share is equal to the basic net loss per common share for the years ended December 31, 2006, 2005, and 2004 as common equivalent shares from stock options, stock Warrants and Convertible Debentures would have an anti-dilutive effect because of the loss from continuing operations. As of December 31, 2006, 2005 and 2004, there were approximately 4,758,272, 3,718,147, and 2,531,940, respectively, of potentially dilutive securities from Convertible debt and equity securities, vested options and warrants, and warrants related to Series G Preferred and Series H Preferred.

(p)	Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and, therefore, has not retroactively adjusted results for prior periods. Under this transition method, stock-based compensation expense for all stock-based compensation awards granted or modified after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Prior to the adoption of SFAS 123R, as allowed by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”), the Company recognized stock-based compensation expense in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued To Employees” (“APB 25”), and related interpretations. See Note 12 for a further discussion on stock-based compensation.

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

These gains and losses resulted from trade and intercompany accounts receivable denominated in foreign currencies and a foreign note denominated in U.S. dollars. The amounts of gains (losses) for the years ended December 31, 2006, 2005, and 2004 were $151,000, ($301,000), and $55,000, respectively.

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

The Company provides a limited warranty for its products, generally for periods of one to three years. The Company’s standard warranties require the Company to repair or replace defective products during such warranty period at no cost to the customer. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product sales are recognized. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

		Additions
	Balance at	Charged to
	Beginning	Costs and				Balance at
Warranty Reserve	of Year	Expenses		Deductions		End of Year
	(In thousands)

Year ended December 31, 2006	$214	$295	(a)	$(125)		$384
Year ended December 31, 2005	232	152		(170	)(a)	214
Year ended December 31, 2004	170	62		—		232

(a)	Includes $18 thousand and $44 thousand due to foreign exchange translation for 2006 and 2005, respectively.

(u)	Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 defines the threshold for recognizing tax return positions in the financial statements as “more likely than not” that the position is sustainable, based on its technical merits. FIN 48 also provides guidance on the measurement, classification and disclosure of tax return positions in the financial statements. FIN 48 is effective for the Company beginning in the first quarter of 2007. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company believes the adoption of SFAS 157 will not have a material impact on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 was effective for fiscal years ending after November 15, 2006 and had no impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows

(2)  Goodwill and Other Intangible Assets

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

The Company completed its annual goodwill impairment evaluations as of December 31, 2006 and 2005, and has concluded that no impairment exists. Therefore, as a result of these impairment evaluations, no impairment charges were recorded during the years ended December 31, 2006, 2005, and 2004.

The change in the carrying amount of goodwill for each of the Company’s operating segments for the years ended December 31, 2006, 2005, and 2004 is as follows:

		Law
		Enforcement
	Transportation	and
	Communications	Surveillance	Total
	(In thousands)

Balance as of January 1, 2004	$9,705	$961	$10,666
Effect of exchange rates	970	—	970

Balance as of December 31, 2004	$10,675	$961	11,636
Effect of exchange rates	(1,874)	—	(1,874)

Balance as of December 31, 2005	8,801	961	9,762
Effect of exchange rates	1,488	—	1,488

Balance as of December 31, 2006	$10,289	$961	$11,250

The composition of the Company’s acquired intangible assets and the associated accumulated amortization as of December 31, 2006 and 2005 is as follows:

	Weighted	December 31, 2006			December 31, 2005
	Average	Gross		Net	Gross		Net
	Remaining Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)

Intangible assets subject to amortization:
Patents and development costs	0.2	$10	$9	$1	$10	$6	$4
Customer lists	9.5	1,742	633	1,109	1,514	449	1,065

		$1,752	$642	$1,110	$1,524	$455	$1,069

The aggregate amount of amortization expense for the years ended December 31, 2006, 2005, and 2004 was $112,000, $110,000, and $158,000, respectively. Amortization expense for the five succeeding years is estimated to be between $117,000 for the year ending December 31, 2007 and $116,000 for the year ending December 31, 2011.

The difference in the gross carrying amount from 2005 to 2006 is due to fluctuations in foreign currencies.

(3)  Accounts Receivable

	December 31,
	2006	2005
	(In thousands)

Trade accounts receivable	$10,726	$8,821
Less: allowance for doubtful accounts	(358)	(396)

	$10,368	$8,425

(4)  Property and Equipment

	Estimated
	Depreciable	December 31,
	Lives (Years)	2006	2005
	(In thousands)

Leasehold improvements	5-9	$276	$212
Automobiles	5	16	16
Computer and telecommunications equipment	3	1,296	1,315
Software	3-5	4,912	3,644
Test equipment	3-5	273	265
Furniture and fixtures	3-7	2,526	2,130
Software projects in progress		54	711

		9,353	8,293
Less accumulated depreciation and amortization		6,222	4,552

Total property and equipment, net		$3,131	$3,741

The aggregate amount of depreciation and amortization expense for the years ended December 31, 2006, 2005, and 2004 was $1.3 million, $1.3 million, and $752,000, respectively.

(5)  Inventories

	December 31,
	2006	2005
	(In thousands)

Raw materials and system components	$6,162	$5,254
Work in process	144	115
Finished goods	3,018	2,843

Total inventories	$9,324	$8,212

(6)  Leases

The Company leases its premises and certain office equipment under various operating leases that expire at various times through 2009. Rent and lease expense under these operating leases was $720,000, $747,000, and $802,000 for, 2006, 2005, and 2004, respectively. A certain agreement under which the Company leases office space and warehouse facilities requires escalating payments over the term of the lease. The Company records rent expense under this lease on a straight-line basis.

The Company has one lease commitment under a capital lease obligation for a machining center that expires in 2009.

At December 31, 2006, future minimum lease payments under the non-cancelable operating leases and the future minimum lease payments and the present value of the capital lease are as follows:

	Capital	Operating
	Leases	Leases
	(In thousands)

Year Ending December 31,
2007	$25	$887
2008	25	775
2009	16	603
2010	—	493
2011	—	136
Thereafter	—	2

Total future minimum lease payments	66	$2,896

Less amount representing interest (7.5% interest)	6

Present value of future minimum capital lease payments	60
Less current portion	22

Long-term portion	$38

(7)  Lines of Credit and Notes Payable

a)  Domestic lines of credit and notes payable

In March 2006, the Company entered into a two-year, asset-based lending agreement with Laurus Master Fund, Ltd. (“Laurus Credit Agreement”) to replace an existing lending agreement with LaSalle Business Credit (“LaSalle Credit Agreement”). The Laurus Credit Agreement provides up to $6.0 million in borrowings under a revolving credit facility and is secured by all tangible and intangible assets of the Company in the United States. Borrowing availability under the Laurus Credit Agreement is based upon an advance rate equal to 90% of eligible accounts receivable and up to $2.0 million based upon 40% of eligible inventory. The interest rate on borrowings under the Laurus Credit Agreement is the Wall Street Journal prime rate (8.25% at December 31, 2006) plus 1.75%, subject to a floor of 8%. The Laurus Credit Agreement contains no financial covenants. Borrowings under the revolving credit facility were used to retire all outstanding debt under the LaSalle Credit Agreement and have been and will be used for general corporate purposes. At December 31, 2006, remaining borrowing availability under the revolving credit facility was approximately $820,000. The Company incurred expenses of $329,000 directly attributable to executing the Laurus Credit Agreement which have been recorded as deferred financing costs to be amortized over the term of the agreement. These deferred financing costs are included in other assets in the accompanying consolidated balance sheet as of December 31, 2006. Borrowings under the Laurus Credit Agreement are classified as a current liability in accordance with EITF 95-22, “Balance Sheet Classification of Borrowings under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement.”

In conjunction with the closing of the Laurus Credit Agreement, the Company issued Laurus Master Fund Ltd. (“Laurus”) detachable warrants to purchase, at any time, 550,000 shares of Common Stock at $0.10 per share. The fair value allocated to the warrants of $590,000, calculated using the Black-Scholes model, was recorded as an asset to be amortized over the term of the Laurus Credit Agreement and was recorded as an increase in additional paid in capital. The unamortized balance of the fair value of the warrants was $344,000 at December 31, 2006, all of which was included in other assets in the accompanying consolidated balance sheet. Laurus agreed to not hold greater than 4.99% of the Company’s outstanding Common Stock at any time under terms of the Laurus Credit Agreement.

On April 28, 2006, the Company, along with certain of its subsidiaries, entered into a Securities Purchase Agreement with Laurus whereby the Company issued a one-year, secured term promissory note in the original principal amount of $1.6 million (the “Note”). The Note bears interest at an annual rate of 10%, with interest payable monthly in arrears, and matures April 28, 2007. The Note is secured by all U.S. assets of the Company pursuant to the Security Agreement executed as part of the Laurus Credit Agreement entered into in March 2006, which was extended to cover the Note. In addition, the Note carried a $160,000 fee upon payment of the Note, whether the Note is paid on or prior to the maturity date, which was being recognized ratably over the term of the Note. As of December 31, 2006, the entire original principal amount of $1.6 million was outstanding on the Note.

As part of the financing, the Company granted Laurus warrants to purchase, at any time during a seven-year period, 80,000 shares of Common Stock at an exercise price of $2.00 per share (the “Warrants”). The fair value allocated to the warrants of $49,000, calculated using the Black-Scholes model, has been recorded as a contra-liability to be amortized over the term of the Note agreement and was recorded as an increase in additional paid in capital. The unamortized balance of the fair value of the warrants was $16,000 at December 31, 2006. Laurus agreed to a 12-month lock-up on trading of the Common Stock underlying the Warrants as well as on the warrants to purchase 550,000 shares of Common Stock previously issued to Laurus in connection with the Laurus Credit Agreement entered into in March 2006. Pursuant to an Amended and Restated Registration Rights Agreement, the Company filed a registration statement with respect to the shares of Common Stock issuable upon exercise of the 630,000 warrants issued to Laurus with the Securities and Exchange Commission on May 15, 2006, and the registration was declared effective on May 23, 2006.

Fees and expenses related to the Note and issuance of the Warrants totaled approximately $81,000, netting proceeds to the Company of approximately $1.5 million, which was used for general corporate purposes. The related fees and expenses have been recorded as deferred financing costs and are being amortized over the term of the Note. These deferred financing costs are included in other assets in the accompanying consolidated balance sheet as of December 31, 2006.

Pursuant to an Omnibus Amendment (the “Amendment”) effective December 31, 2006, and in exchange for the issuance by the Company to Laurus of 225,000 shares of our Common Stock and the payment of a servicing fee by the Company to Laurus in the amount of $18,000, the Company and Laurus (1) increased the limitation on the amount of our Common Stock that Laurus is permitted to hold from 4.99% to 9.99%; (2) agreed that (a) Laurus shall not sell any shares of our Common Stock before the first anniversary of the date of execution of the Amendment and (b) at any time after the first anniversary of the date of execution of the Amendment, Laurus shall not sell any shares of our Common Stock in a number that, together with any sales by any affiliate of Laurus, would exceed 25% of the aggregate dollar trading volume of the Common Stock of the Company for the 22-day period immediately preceding such proposed sale; (3) extended the maturity date of the revolving credit facility under the Laurus Credit Agreement until June 30, 2008; (4) amended and restated the Note to (a) eliminate the $160,000 fee that was due and payable on the maturity date of the Note and (b) allow the Company the option to extend up to $500,000 of the principal amount due under the Note until April 30, 2008; and (5) amended and restated the Amended and Restated Registration Rights Agreement dated as of April 28, 2006 to require the Company to register the 225,000 shares of Common Stock issued to Laurus with the Securities and Exchange Commission within 365 days after issuance of such shares.

A convertible subordinated debenture in the amount of $250,000 dated August 26, 2002, is payable to a shareholder and member of the Board of Directors, and is due in full August 26, 2009, if not sooner redeemed or converted, with annual interest at 8%. The issuance of 225,000 shares of our Common Stock to Laurus caused the conversion rate on the debenture held by the shareholder and director to change in accordance with the original terms of the debenture, which include anti-dilution provisions, from $2.00 per share to $1.21 per share, resulting in a potential increase of 81,611 additional shares of common stock. The decrease in conversion price resulted in a beneficial conversion feature of the debenture valued at $131,000 which was treated as a discount to the debenture and was recorded as an increase in additional paid in capital. As the debenture is immediately convertible, the full amount of the discount was amortized and recorded as interest expense in the year ended December 31, 2006. See Note 10 for discussion of an additional beneficial conversion feature of this debenture resulting from the issuance of Series I Preferred Stock in March 2006.

b)  International lines of credit

Mobitec AB, the Company’s wholly owned Swedish subsidiary, has an agreement with a bank in Sweden from which it may currently borrow up to a maximum of 10 million Krona, or $1.5 million U.S. based upon the

December 31, 2006, exchange rate of 0.1461. At December 31, 2006, 9.9 million Krona, or $1.4 million U.S., was outstanding, resulting in additional borrowing availability of 77,000 Krona, or $11,000 U.S. The terms of this agreement require payment of an unused credit line fee equal to 0.50% of the unused portion and an average interest rate of 3.23% of the outstanding balance. This agreement is secured by certain assets of Mobitec AB. Of the $1.5 million borrowing capacity under this agreement, $1.0 million renews annually on a calendar-year basis and $438,000 renews at various periods agreed-upon by both parties, with current expiration of March 31, 2007. On or before expiration, the Company expects to renew this credit agreement with an agreement substantially similar in terms and conditions.

Mobitec AB also has an agreement with the bank in Sweden from which it may borrow up to 9.0 million Krona, or $1.3 million U.S. At December 31, 2006, 7.6 million Krona, or $1.1 million U.S. was outstanding, resulting in additional borrowing availability of 1.4 million Krona, or $199,000 U.S. The line of credit bore an average interest rate in 2006 of 4.23% and was collateralized by accounts receivable of Mobitec AB. The agreement has an expiration date of December 31, 2007. On or before expiration, the Company expects to renew this credit agreement with an agreement substantially similar in terms and conditions.

Mobitec GmbH, the Company’s wholly owned subsidiary in Germany, has an agreement with a German bank from which it may currently borrow up to a maximum of 512,000 Euros or $676,000 U.S. based upon the December 31, 2006, exchange rate of 1.3203. At December 31, 2006, 481,000 Euros, or $636,000 U.S. was outstanding, resulting in additional borrowing availability of 31,000 Euros, or $40,000 U.S. The line of credit bore an average interest rate in 2006 of 4.12% and was collateralized by accounts receivable and inventories of Mobitec GmbH. This agreement has an open-ended term.

Domestic and international lines of credit consist of the following:

	December 31,
	2006	2005
	(In thousands)

Line of credit with Laurus Master Fund dated March 16, 2006; payable in full June 30, 2008; secured by all tangible and intangible U.S. assets of the Company; bears average interest rate of 9.69% in 2006	$4,406	$—
Line of credit with LaSalle Business Credit dated November 6, 2003; replaced by line of credit with Laurus Master Fund in March 2006	—	3,348
Line of credit with Swedish bank dated December 31, 2006; expiration dates range from March 31, 2007 to December 31, 2007; secured by certain assets of the Swedish subsidiary, Mobitec AB; bears average interest rate of 3.23% and 2.72% in 2006 and 2005, respectively	1,450	784
Line of credit with Swedish bank dated December 31, 2006; expires on December 31, 2007; secured by accounts receivable of the Swedish subsidiary, Mobitec AB; bears average interest rate of 4.23% and 3.57% in 2006 and 2005, respectively	1,116	404
Line of credit with German bank dated June 23, 2004; open-ended term; secured by accounts receivable and inventory of the German subsidiary, Mobitec GmbH (formerly known as Transit Media-Mobitec GmbH); bears average interest rate of 4.12% and 3.33% in 2006 and 2005, respectively	636	464

Total lines of credit	$7,608	$5,000

(8)  Long-Term Debt

Long-term debt at December 31, 2006, and 2005 consists of the following:

	December 31,
	2006	2005
	(In thousands)

Note payable to a Swedish bank, dated June 28, 2001, paid in full in September 2006	$—	$418
Convertible debenture to a director dated August 26, 2002, payable in full August 26, 2009, with an interest rate of 8%	250	250
Unsecured note payable to an investor, dated December 5, 2005, retired by the issuance of Series I Preferred stock in March 2006	—	503
Other long-term debt	8	14

Total long-term debt	258	1,185
Less current portion	254	1,177

	4	8
Long-term portion of capital leases	38	60

Total long-term debt and capital leases, less current portion	$42	$68

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

In December 2005, the Company received a $500,000 cash payment from an investor as an advance on the sale of preferred equity to the investor. To prevent the Company’s use of the funds until the preferred equity was issued, the funds were placed in an account of the Company’s outside general legal counsel. The Company agreed to pay the investor interest on the amount of the advance at a rate equal to the LaSalle bank rate until the preferred equity was issued. The Company recorded a note payable for the amount of the advance plus accrued interest. In March 2006, the Company sold an aggregate of 100 shares of its Series I Preferred, par value $.10 per share, to the private investor pursuant to a share purchase agreement. The combined purchase price for the shares was $500,000. Upon issuance of the Series I Preferred, funds received by the Company in December 2005 were released to the Company.

Interest expense was $1.5 million, $481,000, and $908,000 for the years ended December 31, 2006, 2005, and 2004, respectively. Interest expense for the year ended December 31, 2004, included $153,000 in amortized debt discount related to the conversion of the Convertible Debentures dated June 22, 2001.

(9)  Accrued Expenses

	December 31,
	2006	2005
	(In thousands)

Salaries, commissions, and benefits	$1,187	$1,260
Taxes — payroll, sales, income, and other	623	467
Warranties	384	214
Current portion of capital leases	22	28
Interest payable	51	34
Deferred revenue	196	475
Other	472	376

Total accrued expenses	$2,935	$2,854

(10)  Preferred Stock

The Company’s preferred stock consists of 5,000,000 authorized shares, par value $.10 per share, 20,000 shares of which are designated as Series AAA Redeemable, Nonvoting, Convertible Preferred Stock (“Series AAA Preferred”), 30,000 shares of which are designated as Series D Junior Participating Preferred Stock (“Series D Preferred”), 500 shares of which are designated as Series E Redeemable, Nonvoting, Convertible Preferred Stock (“Series E Preferred”), 400 shares of which are designated as Series F Convertible Preferred Stock (“Series F Preferred”), 600 shares of which are designated as Series G Redeemable, Convertible Preferred Stock (“Series G Preferred”), 600 shares of which are designated as Series H Redeemable, Convertible Preferred Stock (“Series H Preferred”), 200 shares of which are designated as Series I Redeemable, Convertible Preferred Stock (“Series I Preferred”), and 4,947,700 shares of which remain undesignated. As of December 31, 2006, we had outstanding 178 shares of Series AAA Preferred, 183 shares of Series E Preferred, 379 shares of Series G Preferred, 54 shares of Series H Preferred, and 104 shares of Series I Preferred. There are no shares of Series D and Series F Preferred outstanding.

Series AAA Preferred Stock

On February 10, 2005, the Series AAA Preferred shareholders voted to amend the Company’s Articles of Incorporation to: (1) reduce the annual dividend rate for each share of Series AAA Preferred from 10% to 5%, on dividends payable when and if declared by the Board of Directors, and (2) reduce the conversion rate for each share of Series AAA Preferred from $8.00 per share to $5.50 per share which will result in the number of Common Shares issuable upon the conversion of a single share of Series AAA Preferred increasing from 625 shares to 909 shares and result in the issuance of 223,614 shares if all Series AAA Preferred outstanding as of the date of the approval of the amendment were converted. The Company has the right to redeem the Series AAA Preferred at its sole discretion upon providing preferred shareholders with appropriate written notice.

On March 29, 2005, 68 shares of Series AAA Preferred with a liquidation value of $340,000 were converted into 61,812 shares of the Company’s Common Stock.

Series D Preferred

In connection with the Company’s adoption of the Shareholder Rights agreement as described in Note 17, the Company amended the certificate of designation with respect to the Series D Junior Participating Preferred Stock on September 28, 2006, to increase the maximum number of authorized shares available for issuance from 10,000 to 30,000.

Series E Preferred

Series E Preferred is convertible at any time into shares of the Common Stock at a conversion price of $3.00 per share of Common Stock, subject to certain adjustments, and, prior to conversion, does not entitle the holders to any voting rights, except as may be required by law. The Company does not have the right to require conversion. Holders of Series E Preferred are entitled to receive cumulative quarterly dividends, when and if declared by the Board of Directors, at the rate of 7% per annum on the liquidation value of $5,000 per share. Series E Preferred is redeemable at the option of the Company at any time, in whole or in part, at a redemption price equal to the liquidation value plus accrued and unpaid dividends or $915,000 at December 31, 2006. Holders of Series E Preferred do not have the right to require redemption.

In February 2006, 24 shares of Series E Preferred with a liquidation value of $120,000 were converted into 39,994 shares of the Company’s Common Stock.

Series G Preferred

On June 23, 2005, the Company amended the Company’s Article’s of Incorporation to designate 600 shares of Preferred Stock as Series G Preferred. Series G Preferred is convertible at any time into shares of Common Stock at a conversion price of $2.21 per share of Common Stock, subject to certain adjustments, and entitles the holders to voting rights on any matters on which holders of Common Stock are entitled to vote, based upon the quotient obtained by dividing the liquidation preference by $2.23, excluding any fractional shares. Holders of Series G Preferred are entitled to receive cumulative quarterly dividends payable in additional shares of Series G Preferred, when and if declared by the Board of Directors, at a rate of 8% per annum on the liquidation value of $5,000 per share, subject to certain adjustments upward, and increasing by an additional 6% per annum after five years. The Company has the right to redeem the shares after five years.

On June 23, 2005, we issued 386 shares of the Series G Preferred to two investors, one a Director of the Company. The proceeds to the Company, net of issuance expenses, were $1,887,491, of which $1,574,576 was used to pay the outstanding principal balance and all accrued interest on the unsecured note to the former owner of Mobitec AB. At the request of the Company, and in response to a NASDAQ® requirement, the purchase of 50 of those shares was rescinded in July 2005. See further discussion in the following section, “Series H Preferred.”

Series H Preferred

On October 31, 2005, the Company issued an aggregate of 50 shares of its Series H Preferred, par value $.10 per share, to one of its investors who is also a Director of the Company. The issuance of the Series H Preferred and an accompanying cash payment of $2,000 were offered to the investor in exchange for the cancellation of a promissory note issued by the Company on July 25, 2005, in favor of the investor in the original principal amount of $252,301. The execution of the promissory note effected a rescission of the investor’s purchase price for 50 shares of Series G Preferred and an accompanying Warrant to purchase 35,714 shares of Common Stock. The conversion from an equity investment to a debt instrument effectively cancelled the investor’s participation in the issuance of the Series G Preferred discussed previously. The Company entered into the October 31, 2005, transaction in order to convert the promissory note into an investment in line with the initial equity investment in the Series G Preferred.

In conjunction with the sale of Series H Preferred, the Company also granted the investor Warrants to acquire 55,000 shares of the Company’s Common Stock at an exercise price of $2.02, exercisable for a period of five years. The relative fair value allocated to the Warrants of $48,282, calculated using the Black-Scholes model, has been treated as a discount to the Series H Preferred and was recorded as an increase in additional paid in capital. The issuance of the Warrants resulted in a beneficial conversion feature of the Series H Preferred valued at $48,282. Such amount was reflected as a discount to the Series H Preferred and the entire amount was fully amortized as the shares are immediately convertible. As a result, the net effect of the beneficial conversion feature did not change additional paid-in-capital. The amortization of the discount on the Preferred Stock is added to the net loss to arrive at the net loss attributed to common shareholders.

Series H Preferred is convertible at any time into shares of Common Stock at a conversion price of $2.08 per share of Common Stock, subject to certain adjustments, and entitles the holders to voting rights on any matters on which holders of Common Stock are entitled to vote, based upon the quotient obtained by dividing the liquidation preference by the conversion price, excluding any fractional shares. Holders of Series H Preferred are entitled to receive cumulative quarterly dividends payable in additional shares of Series H Preferred, when and if declared by the Board of Directors, at a rate of 8% per annum on the liquidation value of $5,000 per share, subject to certain adjustments upward, and increasing by an additional 6% per annum after five years. The Company has the right to redeem the shares after five years.

Series I Preferred

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

A convertible subordinated debenture in the amount of $250,000 dated August 26, 2002, is payable to a shareholder and member of the Board of Directors, and is due in full August 26, 2009, if not sooner redeemed or converted, with annual interest at 8%. The issuance of the Series I Preferred Stock caused the conversion rate on the debenture held by the shareholder and director to change in accordance with the original terms of the debenture, which include anti-dilution provisions, from $2.00 per share to $1.60 per share, resulting in a potential increase of 31,250 additional shares of common stock. The decrease in conversion price resulted in a beneficial conversion feature of the debenture valued at $81,000 which was treated as a discount to the debenture and was recorded as an increase in additional paid in capital. As the debenture is immediately convertible, the full amount of the discount was amortized and recorded as interest expense in the year ended December 31, 2006. See Note 7 for discussion of an additional beneficial conversion feature of this debenture resulting from the issuance of 225,000 shares of our Common Stock to Laurus in December 2006.

Liquidation Priority

The Series E Preferred, Series G Preferred, Series H Preferred, and Series I Preferred have equal priority with respect to liquidation, and shares of these series have liquidation preferences prior to the Company’s outstanding shares of Series AAA Preferred and Common Stock.

(11)  Common Stock Warrants

On April 28, 2006, in conjunction with the issuance of the Note to Laurus, the Company granted Laurus warrants to purchase, at any time during a seven-year period, 80,000 shares of Common Stock at an exercise price of $2.00 per share. The fair value allocated to the warrants of $49,000, calculated using the Black-Scholes model, has been recorded as a contra-liability to be amortized over the term of the Note agreement and was recorded as an increase in additional paid in capital. The unamortized balance of the fair value of the warrants was $16,000 at December 31, 2006.

On March 21, 2006, in connection with the sale of the Series I Preferred, the Company issued warrants to purchase an aggregate of 93,750 shares of the Company’s Common Stock at an exercise price of $1.60 per share. The warrants are exercisable at any time for a period of five years after issuance. The relative fair value allocated to the warrants of $49,000, calculated using the Black-Scholes model, has been treated as a discount to the Series I Preferred and was recorded as an increase in additional paid in capital. The issuance of the warrants resulted in a beneficial conversion feature of the Series I Preferred valued at $49,000 which was recorded as deemed preferred dividends as the shares were immediately convertible.

On March 16, 2006, in conjunction with the closing of the Laurus Credit Agreement, the Company issued Laurus detachable warrants to purchase, at any time, 550,000 shares of Common Stock at $0.10 per share. The fair value allocated to the warrants of $590,000, calculated using the Black-Scholes model, was recorded as an asset to be amortized over the term of the Laurus Credit Agreement and was recorded as an increase in additional paid in capital. The unamortized balance of the fair value of the warrants was $344,000 at December 31, 2006, all of which was included in other assets in the accompanying consolidated balance sheet.

On June 23, 2005, Warrants to acquire 275,714 shares of Common Stock at an exercise price of $2.21, exercisable for a period of five years, were issued in connection with the sale of Series G Preferred. The fair value allocated to the Warrants of $275,000, calculated using the Black-Scholes model, has been treated as a discount to the Series G Preferred and was recorded as an increase in additional paid in capital. The issuance of the Warrants resulted in a beneficial conversion feature of the Series G Preferred valued at $275,000. Such amount was reflected as a discount to the Series G Preferred and the entire amount was fully amortized as the shares are immediately Convertible. As a result, the net effect of the beneficial conversion feature did not change additional paid in capital.

In conjunction with the issuance of the unsecured promissory note on July 25, 2005, to one of its Series G Preferred investors, at the Company’s request, and in response to a NASDAQ® requirement, the investor rescinded his acquisition of 50 shares Series G Preferred, along with the associated Warrants to purchase 35,714 shares of Common Stock, issued as part of the Series G Preferred transaction.

In October 2005, Warrants to acquire 55,000 shares of Common Stock at an exercise price of $2.02, exercisable for a period of five years, were issued to an investor in connection with the issuance of Series H Preferred. The fair value allocated to the Warrants of $48,000, calculated using the Black-Scholes model, has been treated as a discount to the Series H Preferred and was recorded as an increase in additional paid in capital. The issuance of the Warrants resulted in a beneficial conversion feature of the Series H Preferred valued at $48,000. Such amount was reflected as a discount to the Series H Preferred and the entire amount was fully amortized as the shares are immediately Convertible. As a result, the net effect of the beneficial conversion feature did not change additional paid in capital.

In conjunction with the October 6, 2004, Private Placement of Common Stock, the Company granted an institutional investor a Warrant to acquire 241,546 shares of Common Stock at an exercise price of $6.00, exercisable beginning April 6, 2005, for a period of five years from the original issue date. Additionally, the Company granted the placement agent a Warrant to acquire 120,773 shares of Common Stock at an exercise price of $5.28, exercisable beginning April 6, 2005, for a period of five years from the original issue date. The Warrants were valued at $967,000 and $492,000, respectively, using the Black-Scholes model.

In conjunction with the April 26, 2004, Private Placement of Common Stock, the Company granted the investors Warrants to acquire 125,000 shares of Common Stock at an exercise price of $8.80 per share, exercisable for a period of five years. Additionally, the Company granted the placement agent a Warrant to acquire 62,500 shares of Common Stock at an exercise price of $5.28 per share, exercisable beginning October 26, 2004, for a period of five years from the original issue date. The Warrants were valued at $675,000 and $325,000, respectively, using the Black-Scholes model.

In the first quarter of 2004, Warrants to acquire 11,167 shares of Common Stock at an exercise price of $2.50 per share, exercisable for a period of five years, were issued to a placement agent in connection with the

Series E Preferred placement. The Warrants were valued at $14,000 using the Black-Scholes model and are being amortized over a five-year period. The value of the Warrants was charged to Additional Paid-in-Capital.

Between April 22, 2004 and June 4, 2004, Warrant holders exercised their rights to acquire Common Stock. We received total cash in the amount of $1,291,603 for issuing 473,812 shares under the Warrant agreements.

(12)  Stock-Based Compensation

(a)	Incentive Stock Option Plan

The Company has an incentive stock option plan for employees whereby options to purchase Common Stock are granted at no less than the stock’s estimated fair market value at the date of the grant, vest based on three years of continuous service, and have five to ten year contractual terms. Options outstanding under this plan and option activity for the year ended December 31, 2006, were as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at December 31, 2005	596,730	2.58
Granted	123,000	1.28
Expired	(63,327)	3.06

Outstanding at December 31, 2006	656,403	$2.29	5.1	$3,000

Vested and expected to vest at December 31, 2006	653,945	$2.29	5.1	$2,940
Exercisable at December 31, 2006	533,403	$2.52	4.1	—

Shares vested and expected to vest at December 31, 2006, in the table above represent shares fully vested as of December 31, 2006, plus all non-vested shares as of December 31, 2006, adjusted for the estimated forfeiture rate. The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their options on December 31, 2006. This amount changes based on the fair market value of the Company’s Common Stock. The aggregate intrinsic value of options exercised during the years ended December 31, 2005 and 2004, was $16,000 and $81,000, respectively. Total fair value of options vested and expensed was $12,000 for the year ended December 31, 2006.

(b)	Non-Qualified Stock Options

The Company has issued options to purchase Common Stock, primarily to non-employee members of the Board of Directors, which generally vest immediately upon grant and have five year contractual terms. Options outstanding under this plan and option activity for the year ended December 31, 2006, were as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at December 31, 2005	472,570	2.79
Granted	45,000	1.33
Expired	(29,973)	2.82

Outstanding at December 31, 2006	487,597	$2.66	3.2	—

Vested and expected to vest at December 31, 2006	487,597	$2.66	3.2	—
Exercisable at December 31, 2006	487,597	$2.66	3.2	—

Shares vested and expected to vest at December 31, 2006, in the table above represent shares fully vested as of December 31, 2006, plus all non-vested shares as of December 31, 2006, adjusted for the estimated forfeiture rate. The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their options on December 31, 2006. This amount changes based on the fair market value of the Company’s Common Stock. The aggregate intrinsic value of options exercised during the years ended December 31, 2005 and 2004, was $6,000 and $168,000, respectively. Total fair value of options vested and expensed was $38,000 for the year ended December 31, 2006.

Under the Company’s stock option plans, options to purchase 1,655,000 shares of Common Stock have been authorized for issuance. As of December 31, 2006, options to purchase 8,833 shares of Common Stock are available for future issuance. The Company issues new shares of Common Stock upon exercise of stock options.

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

Total compensation expense related to these plans was $50,000 for the year December 31, 2006, and is included in selling, general and administrative expense in the accompanying Consolidated Financial Statements. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of APB 25 and, accordingly, no compensation expense was recognized for options issued under these plans. Prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with SFAS 148 as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not retroactively adjusted prior periods’ results. Under this transition method, stock-based compensation expense for all share-based payment awards granted or modified after January 1, 2006, is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs net of a forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The Company estimated the forfeiture rate for 2006 based on its historical experience since the inception of the plans. Because the accelerated vesting of stock options in the fourth quarter of 2005 resulted in all stock options granted prior to January 1, 2006, becoming exercisable effective December 31, 2005, the Company did not recognize stock-based compensation expense for stock options granted prior to January 1, 2006, during the year ended December 31, 2006. The Company is making a one-time accounting policy election to adopt the short-cut method of FASB Staff Position FAS 123(R)-3 for calculating the pool of windfall tax benefits.

As a result of adopting SFAS 123R, the loss before income tax expense and net loss for the year ended December 31, 2006, was $50,000 higher than if we had continued to account for stock-based compensation under APB 25. Because of the minimal amount of stock-based compensation expense recognized, there was an insignificant impact on basic and diluted earnings per share for the year ended December 31, 2006. Upon the adoption of SFAS 123R, tax benefits that will reduce income taxes payable resulting from tax deductions in excess of the compensation cost recognized for those options will be classified as financing cash flows. Prior to the adoption of SFAS 123R, the tax benefit of stock option exercises were classified as operating cash flows.

Had compensation expense for the stock option plans been determined using the fair value method prescribed in SFAS 123 for the years ended December 31, 2005 and 2004, the pro forma basic and diluted net loss per common share would have been as follows:

	2005	2004
	(In thousands, except per share amounts)

Net loss applicable to common shareholders	$(6,450)	$(3,476)
Deduct: Stock based employee compensation expense determined under fair value method	(868)	(210)

Pro forma net loss applicable to common shareholders	$(7,318)	$(3,686)

Basic and diluted net loss:
As reported	$(0.67)	$(0.49)
Pro forma	$(0.76)	$(0.52)

The fair value of stock option awards for the years ended December 31, 2006, 2005, and 2004, was estimated using the Black-Scholes option pricing model with the following weighted average assumptions and fair values:

	2006	2005	2004

Weighted average fair value of grants	$0.83	$1.70	$2.73
Risk-free interest rate	4.7%	4.1%	4.0%
Expected life	6.5 years	5.2 years	5.6 years
Expected volatility	64%	72%	115%
Expected dividends	None	None	None

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

As of December 31, 2006, there was $88,000 of unrecognized stock-based compensation expense related to non-vested incentive stock option grants. That cost is expected to be recognized over a weighted-average period of 2.6 years. As of December 31, 2006, there was no unrecognized stock-based compensation expense related to non-qualified stock option grants.

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

During the year ended December 31,2006, the Company issued 47,166 shares to seven individuals under this plan at an average price of $1.34 per share in lieu of $63,000 in cash compensation.

(13)  Income Taxes

The pretax loss for the years ended December 31, 2006, 2005, and 2004 was taxed by the following jurisdictions:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Domestic	$(2,879)	$(5,422)	$(1,760)
Foreign	(1,342)	125	(357)

	$(4,221)	$(5,297)	$(2,117)

The income tax provision charged (benefit credited) for the years ended December 31, 2006, 2005, and 2004 were as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Current
U.S. federal	$—	$—	$—
State	—	—	—
Foreign	259	40	97

	259	40	97

Deferred
U.S. federal	11	96	801
State	2	16	131
Foreign	59	24	(56)

	72	136	876

	$331	$176	$973

The income tax expense (benefit) differs from the expected amount of income tax expense (benefit) determined by applying the U.S. federal income tax rates to the pretax income (loss) for the years ended December 31, 2006, 2005, and 2004 due to the following:

	Year Ended December 31,
	2006		2005		2004
		Percentage		Percentage		Percentage
		of Pretax		of Pretax		of Pretax
	Amount	Earnings (Loss)	Amount	Earnings (Loss)	Amount	Earnings (Loss)
	(In thousands)

Computed “expected” tax benefit	$(1,477)	35.0%	$(1,854)	35.0%	$(741)	35.0%
Increase (decrease) in income taxes resulting from:
Nondeductible expenses	14	(0.4)	20	(0.4)	14	(0.7)
Nontaxable income	—	—	—	—	(86)	4.1
Foreign subsidiary losses	32	(0.8)	182	(3.4)	199	(9.4)
Higher (lower) rates on earnings of foreign operations	539	(20.3)	(218)	4.1	(25)	1.2
State taxes, net of federal benefit	(324)	7.8	(75)	1.4	(59)	2.8
Changes in valuation allowance	1,547	(29.5)	2,121	(40.0)	1,671	(78.9)

	$331	(8.1)%	$176	(3.3)%	$973	(45.9)%

Temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities that give rise to the deferred income taxes as of December 31, 2006 and 2005:

	December 31,
	2006	2005
	(In thousands)

Deferred tax assets
Federal and state loss carryforwards	$5,519	$4,059
Federal tax credits	379	379
Foreign loss carryforwards	1,513	1,521
Inventory reserve and capitalization	94	71
Other accruals and reserves	255	223

Total gross deferred tax assets	7,760	6,253
Less valuation allowance	(7,569)	(6,022)

	191	231

Deferred tax liabilities
Property and equipment	(79)	(148)
Intangible assets	(209)	(128)
Untaxed foreign reserves	(95)	(106)

Total deferred tax liabilities	(383)	(382)

Net deferred liabilities	$(192)	$(151)

The Company reduces its deferred tax assets by a valuation allowance when, based upon the available evidence, it is more likely than not that a significant portion of the deferred tax assets will not be realized. At

December 31, 2006, the Company’s deferred tax valuation allowance was attributable to operating loss carryforwards from its various domestic jurisdictions and one of its foreign subsidiaries.

The components giving rise to the net deferred tax assets described above have been included in the accompanying consolidated balance sheets as of December 31, 2006 and 2005 as follows:

	December 31,
	2006	2005
	(In thousands)

Noncurrent assets	$191	$231
Noncurrent liabilities	(383)	(382)

	$(192)	$(151)

At December 31, 2006, the Company has net operating loss carryforwards for federal income tax purposes of $14.7 million, which are available to offset future federal taxable income, if any, which expire beginning in 2009 through 2026. In addition, two of the Company’s domestic subsidiaries have net economic loss carryforwards for state income tax purposes of $9.1 million, which are available to offset future state taxable income, if any, through 2024 and 2026. Further, one of the Company’s foreign subsidiaries also has loss carryforwards for German tax purposes of $3.9 million, which are available to offset future foreign taxable income.

The Tax Reform Act of 1986 contains provisions that limit the ability to utilize net operating loss carryforwards in the case of certain events including significant changes in ownership interests. If the net operating loss carryforwards are limited and the Company has taxable income which exceeds the permissible yearly net operating loss, the Company would incur a federal income tax liability even though net operating losses would be available in future years.

The Company also has research and development tax credits for federal income tax purposes of $379,000 at December 31, 2006 that expire in various years from 2007 through 2023.

(14)  Largest Customers

Because of the nature of the business, the Company’s largest customers may vary between years. For the years ended December 31, 2006 and 2005, there were no customers to whom net sales comprised at least 10% of consolidated net sales. For the year ended December 31, 2004, there were two customers, each in the transportation communications segment, to whom net sales of $5.1 million and $5.9 million comprised at least 10% of consolidated net sales.

(15)  Related Party Transactions

In August 2002, the Company completed a privately negotiated sale of a $250,000 Convertible subordinated Debenture to Mr. John D. Higgins, a private investor and a director of the Company. Mr. Higgins received a closing fee of $5,850 related to the placement of the Debenture, and $20,000 in interest payments on the outstanding Debenture in each of the years 2006, 2005 and 2004. The Debenture has an interest rate of 8% annually and matures in August 2009, if not redeemed or converted earlier.

In July 2004, the Company retained Gilbert Tweed Associates, Inc., an executive search firm located in New York City to conduct a search to fill the position of Chief Financial Officer. Ms. Stephanie Pinson, a director of DRI, is President and Chief Operating Officer of Gilbert Tweed Associates, Inc. and her firm was paid $80,000 in recruiting fees and out-of-pocket expenses in 2005.

In March 2005, the Company retained Gilbert Tweed Associates, Inc. to conduct a search to fill the position of Vice President and General Manager, TwinVision. The Company paid Gilbert Tweed Associates, Inc. $60,000 in recruiting fees and out-of-pocket expenses in 2005.

In the second quarter of 2006, the Company retained Gilbert Tweed Associates, Inc. to perform executive recruiting services related to the Company’s search for a Chief Operating Officer for its North Carolina operations. The Company paid Gilbert Tweed Associates, Inc. $69,000 in recruiting fees and out-of-pocket expenses in 2006.

In June 2005, as part of a larger $1.9 million offering, the Company sold 50 shares of its Series G Preferred to Mr. John D. Higgins, a Director of the Company, for $250,000. Because the issuance of the Series G Preferred to a Director failed to gain approval of the NASDAQ® because of an inadvertent pricing error, on July 25, 2005, the Company asked Mr. Higgins to rescind his purchase of Series G Preferred and the related Warrants to purchase 35,714 shares of Common Stock in exchange for an unsecured subordinated promissory note in the amount of $252,301. The note bore interest at a rate of 10.5% per annum, paid on the last day of each month, and was due and payable, along with any unpaid interest, one year from the date of the note. In October 2005, the Company agreed to issue 50 shares of its Series H Preferred and a cash payment of $2,000 and granted Warrants to purchase 55,000 shares of Common Stock at $2.02 per share, all in exchange for the cancellation of the promissory note. No additional proceeds were received by the Company as a result of the Series H Preferred issuance.

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

Operating income (loss) for each segment is total sales less operating expenses applicable to the segment. Certain corporate overhead expenses including executive salaries and benefits, public company administrative expenses, legal and audit fees, and interest expense are not included in segment operating income (loss). Segment identifiable assets include accounts receivable, inventories, net property and equipment, net intangible assets and goodwill. Sales, operating income (loss), identifiable assets, capital expenditures, long-lived assets, depreciation and amortization, and geographic information for the operating segments are as follows:

	2006	2005	2004
	(In thousands)

Net income (loss) after income taxes Transportation communications	$1,780	$735	$3,576
Law enforcement and surveillance	334	165	244
Parent entities	(6,355)	(7,350)	(7,296)

	$(4,241)	$(6,450)	$(3,476)

Net sales Transportation communications	$49,161	$43,087	$45,913
Law enforcement and surveillance	2,177	2,258	1,860
Parent entities (Corporate overhead)	—	—	—

	$51,338	$45,345	$47,773

Operating income (loss) Transportation communications	$2,171	$978	$4,223
Law enforcement and surveillance	335	165	244
Parent entities (Corporate overhead)	(5,315)	(5,975)	(5,909)

	$(2,809)	$(4,832)	$(1,442)

Interest expense Transportation communications	$(379)	$(79)	$(109)
Law enforcement and surveillance	—	—	—
Parent entities	(1,129)	(402)	(799)

	$(1,508)	$(481)	$(908)

	2006	2005	2004
	(In thousands)

Depreciation and amortization Transportation communications	$993	$975	$602
Law enforcement and surveillance	180	187	101
Parent entities	542	360	353

	$1,715	$1,522	$1,056

Capital expenditures Transportation communications	$421	$1,184	$1,440
Law enforcement and surveillance	29	242	151
Parent entities	12	268	186

	$462	$1,694	$1,777

Income taxes
Transportation communications	$(324)	$(202)	$(396)
Law enforcement and surveillance	—	—	—
Parent entities	(7)	26	(577)

	$(331)	$(176)	$(973)

Geographic information — net sales*
North America	$25,440	$23,398	$27,692
Europe	15,430	12,270	14,561
Asia-Pacific	4,022	3,043	2,086
Middle East	1,622	681	616
South America	4,824	5,953	2,818

	$51,338	$45,345	$47,773

Long-lived assets Transportation communications	$14,022	$12,815	$15,165
Law enforcement and surveillance	1,186	1,337	1,282
Parent entities	1,080	564	569

	$16,288	$14,716	$17,016

Geographic information — long-lived assets**
North America	$4,203	$4,156	$4,193
Europe	11,870	10,357	12,682
Asia-Pacific	31	27	35
South America	184	176	106

	$16,288	$14,716	$17,016

Total assets Transportation communications	$25,344	$21,462	$26,500
Law enforcement and surveillance	2,813	2,677	2,330
Parent entities	9,201	9,409	9,211

	$37,358	$33,548	$38,041

*	Geographic information regarding net sales was determined based upon sales to each geographic area.

**	Geographic information regarding long-lived assets was determined based upon the recorded value of those assets on the balance sheets of each of the geographic locations.

(17)  Shareholders’ Rights

On September 22, 2006, the Board of Directors adopted a Shareholder Rights Agreement designed to prevent any potential acquirer from gaining control of the Company without fairly compensating the shareholders and to protect the Company from any unfair or coercive takeover attempts.

The Board of Directors approved the declaration of a dividend of one right for each outstanding share of the Company’s common stock to shareholders of record at the close of business on October 9, 2006. Each right entitles the holder to purchase 1/1000th of a share of the Company’s Series D Preferred, par value $.10 per share, at an exercise price of $5.00, subject to adjustment. Until exercisable, the rights are represented by and traded with our common stock and no separate certificates for the rights will be issued.

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

Mr. Lawrence A. Taylor was a director of the Company and, until October 2004, was the Company’s Chief Financial Officer, and until August 2005, the Company’s Executive Vice President of Corporation Development. As such, it was Mr. Taylor’s primary responsibility to identify and pursue mergers and acquisitions. In August 2005, when it became apparent the Company’s finances would not support merger and acquisition activities, Mr. Taylor’s position was eliminated. Mr. Taylor seeks to refute certain provisions of his employment agreement and has stated his intention to arbitrate a claim for, among other things, wrongful termination and age discrimination under the Age Discrimination in Employment Act of 1967 (ADEA). Over a year after his position was eliminated, Mr. Taylor filed a charge of age discrimination with the Equal Employment Opportunity Commission (“EEOC”) alleging discrimination, which was dismissed without investigation on February 7, 2007. The EEOC’s termination of its investigation does not certify that we are in compliance with ADEA, nor does it affect the rights of Mr. Taylor to file suit under the statutes. A mediation conference was held on January 15, 2007 without resolution of any matters. Since that time, Mr. Taylor has not pursued any remedy for his claims, including mandatory arbitration. The Company believes his claims are without merit and does not believe the matter will have a material impact on the Company.

Mr. David N. Pilotte, who served as the Company’s Chief Financial Officer until June 9, 2006, has stated an intention to arbitrate a claim for severance compensation. On September 21, 2006, Mr. Pilotte filed an action in Dallas County (Texas) Court alleging that Digital Recorders, Inc., and others affiliated with the Company, have wrongfully withheld such payments of lump sum form and further that the Company and certain of its officers have provided misleading or false information and representations to him and others. Mr. Pilotte seeks a lump sum payment of all remaining severance obligations, statutory and liquidated damages provided under the Carolina Wage and Hour Act, as well as reasonable attorney’s fees. Since Mr. Pilotte’s termination, the Company has paid severance compensation to him in the form of standard payroll installments, with such payments scheduled to be completed in March 2007. The Company believes Mr. Pilotte’s claims are without merit and does not believe the matter will have a material impact on the Company.

(19)  Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2006 and 2005, respectively.

	Year Ended December 31, 2006
	Q1	Q2	Q3	Q4
	(In thousands, except share and per share amounts)
	(Unaudited)

Net sales	$11,112	$13,558	$13,096	$13,572
Gross profit	3,443	4,413	3,727	3,148
Operating income (loss)	(488)	198	(498)	(2,021)
Net loss applicable to common shareholders	(866)	(243)	(1,088)	(2,044)
Net loss applicable to common shareholders per common share:
Basic	$(0.09)	$(0.02)	$(0.11)	$(0.21)
Diluted	$(0.09)	$(0.02)	$(0.11)	$(0.21)
Weighted average number of common shares and common share equivalents outstanding
Basic	9,751,290	9,777,499	9,801,789	9,818,919
Diluted	9,751,290	9,777,499	9,801,789	9,818,919

	Year Ended December 31, 2005
	Q1	Q2	Q3	Q4
	(In thousands, except share and per share amounts)
	(Unaudited)

Net sales	$10,629	$12,666	$10,890	$11,160
Gross profit	4,268	5,067	3,434	2,573
Operating income (loss)	(646)	(287)	(1,585)	(2,314)
Net income (loss) applicable to common shareholders	(1,000)	(1,194)	(1,961)	(2,295)
Net income (loss) applicable to common shareholders per common share
Basic	$(0.10)	$(0.12)	$(0.20)	$(0.24)
Diluted	$(0.10)	$(0.12)	$(0.20)	$(0.24)
Weighted average number of common shares and common share equivalents outstanding
Basic	9,601,096	9,671,068	9,696,765	9,731,722
Diluted	9,601,096	9,671,068	9,696,765	9,731,722

During the fourth quarter of 2006, as discussed in Note 20, the Company recorded expenses for Industrialized Products Tax, a form of federal value-added tax in Brazil, and related penalties and interest assessed by Brazil’s Federal Revenue Service (“FRS”) in the amount of $1.5 million, or $750,000 net of the minority ownership in Mobitec Ltda.

(20)  Foreign Tax Settlement

At December 31, 2006, the Company’s Brazilian subsidiary, Mobitec Ltda, recorded a liability for Imposto sobre Produtos Industrializados (Industrialized Products Tax or “IPI Tax”), a form of federal value-added tax in Brazil, and related penalties and interest assessed by Brazil’s Federal Revenue Service (“FRS”) in the amount of $1.5 million, or $750,000 net of the minority ownership in Mobitec Ltda.

The assessment was the result of an audit performed by the FRS in 2006 for the periods January 1, 1999 to June 30, 2006 and varying interpretations of Brazil’s complex tax laws by the FRS and the Company. Prior to the audit conducted by the FRS, the Company, under guidance provided by its Brazilian legal counsel, interpreted certain provisions of Brazil’s tax laws to conclude IPI Tax was suspended on sales of Mobitec Ltda’s products to be used in the manufacture of buses. Upon conclusion of the FRS audit in December 2006, the Company and its Brazilian legal counsel were informed the FRS did not concur with the Company’s assessment that suspension of IPI Tax on Mobitec Ltda’s sales of products to end users to be used in the manufacture of buses was appropriate.

The Company reached a settlement with the FRS to pay the assessed amount in monthly installments over a five-year period. The settlement did not impact our right to appeal the decision and the Company is proceeding with such an appeal. The Company and its legal counsel believe the decision of the FRS could be overturned on appeal. However, the appeals process could take several months or years to complete and the Company can give no assurance the decision of the FRS will be overturned.

(21)  Subsequent Event

On February 27, 2007, 104 shares of Series I Preferred with a liquidation value of $520,000 were converted into 325,000 shares of the Company’s Common Stock. As a result of this conversion, there are no shares of Series I Preferred outstanding.

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

As of December 31, 2006, management, including our principal executive officer and principal financial officer, performed an in-depth review of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and concluded, that our disclosure controls and procedures are effective, ensuring that information required to be disclosed in the reports filed under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic SEC reports. There have been no changes in the quarter ended December 31, 2006, that would be reasonably likely to affect our internal controls over financial reporting.

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

None.

PART III

Certain information required by Part III is incorporated by reference from the Registrant’s definitive Proxy Statement pursuant to Regulation 14A relating to the annual meeting of shareholders for 2007 (the “Proxy Statement”), which shall be filed with the SEC no later than April 30, 2007. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The response to this Item regarding our directors and executive officers and compliance with Section 16(a) of the Exchange Act by our officers and directors is incorporated herein by reference to the Proxy Statement. Such information is set forth under the sections captioned “Proposal One — Election of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance.” The Proxy Statement will be filed not later than 120 days after the end of our fiscal year ended December 31, 2006, and which is incorporated herein by reference.

The response to this Item regarding our Code of Conduct and Ethics is incorporated herein by reference to the Proxy Statement. Such information is set forth in the section captioned “Code of Conduct and Ethics.”

Item 11.	Executive Compensation

The response to this Item is incorporated herein by reference to the Proxy Statement. Such information is set forth in the section captioned “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The response to this Item regarding security ownership of certain principal shareholders and management is incorporated herein by reference to the information set forth in the sections titled “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Named Executive Officers and Directors” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this Item is incorporated herein by reference to the Proxy Statement. Such information is set forth in the section captioned “Certain Relationships and Related Transactions” and is incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services

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

The following documents are filed herewith or have been included as exhibits to previous filings with the SEC and are incorporated herein by this reference:

Exhibit
No.	Document

3.1	Amended and Restated Bylaws of the Company (incorporated herein by reference to the Company’s Report on Form 8-K filed on September 18, 2006)
3.2	Amendment No. 1 to the Company’s Certificate of Designation with respect to its Series D Junior Participating Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on September 28, 2006)
3.3	Certificate of Designation of Series D Junior Participating Preferred Stock (incorporated herein by reference to the Company’s Form 8-A filed with the SEC on October 2, 2006)
3.4	Amendment to Certificate of Designation of Series D Junior Participating Preferred Stock (incorporated herein by reference to the Company’s Form 8-A filed with the SEC on October 2, 2006)
4.1	Form of specimen certificate for Common Stock of the Company (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on April 14, 2004)
4.2	Form of Underwriter’s Warrants issued by the Company to the Underwriter (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on April 14, 2004)
4.3	Warrant Agreement between the Company and Continental Stock Transfer & Trust Company (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on April 14, 2004)
4.4	Rights Agreement, dated as of September 22, 2006, between the Company and American Stock Transfer & Trust Company, as Rights Agent, together with the following exhibits thereto: Exhibit A — Certificate of Designation of Series D Junior Participating Preferred Stock of Digital Recorders, Inc. and the Amendment to Certificate of Designation of Series D Junior Participating Preferred Stock of Digital Recorders, Inc.; Exhibit B — Form of Right Certificate; and Exhibit C — Summary of Rights to Purchase Shares (incorporated herein by reference to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 2, 2006)
4.5	Omnibus Amendment dated as of January 10, 2007, effective December 31, 2006, by and among the Company, TwinVision of North America, Inc., Digital Audio Corporation, Robinson-Turney International, Inc., and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on January 16, 2007)
4.6	Amended and Restated Secured Term Note dated as of January 10, 2007, effective December 31, 2006, by and between the Company, TwinVision of North America, Inc., Digital Audio Corporation, Robinson-Turney International, Inc., and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on January 16, 2007)
4.7	Second Amended and Restated Registration Rights Agreement dated as of January 10, 2007, effective December 31, 2006, by and between the Company and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on January 16, 2007)
10.1	Executive Employment Agreement, dated January 1, 1999, between the Company and Larry Hagemann (incorporated herein by reference from the Company’s Proxy Statement for the Annual Meeting of Shareholders for fiscal year 2000, filed with the SEC on June 6, 2001)
10.2	Executive Employment Agreement, dated January 1, 1999, between the Company and Larry Taylor (incorporated herein by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders for fiscal year 2000 filed with the SEC on June 6, 2001)
10.3	Form of Office Lease, between the Company and Sterling Plaza Limited Partnership (incorporated herein by reference from the Company’s Form 10-KSB/A, filed with the SEC on May 21, 2001)
10.4	Lease Agreement, between the Company and The Prudential Savings Bank, F.S.B., dated December 18, 1998 (incorporated herein by reference from the Company’s Registration Statement on Form SB-2, filed with the SEC (SEC File No. 33-82870-A))

Exhibit
No.	Document

10.5	Extended Employment Agreement, dated December 17, 2001, between the Company and David Turney (incorporated herein by reference from the Company’s Form 10-KSB, filed with the SEC on March 27, 2002)
10.6	Form of Loan Agreement, dated as of August 26, 2002, between the Company and John D. Higgins (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on August 30, 2002)
10.7	Form of Digital Recorders, Inc., Convertible Debenture, dated August 26, 2002, issued to John D. Higgins (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on August 30, 2002)
10.8	Form of Security Agreement, dated August 26, 2002, between the Company and John D. Higgins (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on August 30, 2002)
10.9	Form of Pledge Agreement, dated August 26, 2002, between the Company and John D. Higgins (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on August 30, 2002)
10.10	Form of Subsidiary Guarantee, dated August 26, 2002, by Subsidiaries of the Company in favor of John D. Higgins (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on August 30, 2002)
10.11	Form of Subsidiary Security Agreement, dated August 26, 2002, among the Company, TwinVision® of North America, Inc. and John D. Higgins (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on August 30, 2002)
10.12	Share Purchase Agreement, dated as of October 13, 2003, by and between Dolphin Offshore Partners, L.P. and the Company (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on November 12, 2003)
10.13	Stock Purchase Warrant, dated as of October 13, 2003, issued by the Company to Dolphin Offshore Partners, L.P. (terminated) (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on November 12, 2003)
10.14	Amended and Restated Registration Rights Agreement, dated as of April 1, 2004, by and between Dolphin Offshore Partners, L.P. (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on April 14, 2004)
10.15	Securities Purchase Agreement, dated as of November 5, 2003, by and between LaSalle Business Credit, LLC, as lender, and the Company, as borrower (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on November 12, 2003)
10.16	Loan and Security Agreement, dated as of November 6, 2003, by and between LaSalle Business Credit, LLC, as lender, and the Company, as borrower (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on November 12, 2003)
10.17	Warrant Agreement, dated March 23, 2004, between Digital Recorders, Inc. and Fairview Capital Ventures LLC (incorporated herein by reference to the Company’s Registration Statement on Form S-3, filed with the SEC on April 16, 2004)
10.18	Securities Purchase Agreement dated as of April 21, 2004, among Digital Recorders, Inc. and the investors named therein (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on April 22, 2004)
10.19	Registration Rights Agreement dated as of April 21, 2004, among Digital Recorders, Inc. and the investors named therein (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on April 22, 2004)
10.20	Form of Warrant dated as of April 21, 2004, issued by Digital Recorders, Inc. to each of the Investors named in the Securities Purchase Agreement filed as Exhibit 10.18 hereto (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on April 22, 2004)
10.21	Warrant, dated April 26, 2004, issued by the Company to Roth Capital Partners, LLC (incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004)

Exhibit
No.	Document

10.22	Amendment No. 2 to Rights Agreement, dated July 8, 2004, between Digital Recorders, Inc. and Continental Stock Transfer & Trust Company (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on July 8, 2004)
10.23	Securities Purchase Agreement, dated October 5, 2004, between the Company and Riverview Group LLC (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on October 7, 2004)
10.24	Registration Rights Agreement, dated October 5, 2004, between the Company and Riverview Group LLC (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on October 7, 2004)
10.25	Warrant, dated October 6, 2004, issued by the Company to Riverview Group, LLC (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on October 7, 2004)
10.26	Amended and Restated Warrant, dated October 6, 2004, issued by the Company to Roth Capital Partners, LLC (incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004)
10.27	Executive Employment Agreement, between the Company and David N. Pilotte, dated October 25, 2004 (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on October 22, 2004)
10.28	First Lease Amendment, between the Company and Property Reserve, Inc., f/k/a The Prudential Savings Bank, F.S.B., dated December 11, 2002 (incorporated herein by reference to the Company’s Registration Statement of Form S-1, filed with the SEC on January 4, 2005)
10.29	Second Lease Amendment, between the Company and Property Reserve, Inc., f/k/a The Prudential Savings Bank, F.S.B., dated June 18, 2003 (incorporated herein by reference to the Company’s Registration Statement of Form S-1, filed with the SEC on January 4, 2005)
10.30	Third Lease Amendment, between the Company and Property Reserve, Inc., f/k/a The Prudential Savings Bank, F.S.B., dated August 21, 2003 (incorporated herein by reference to the Company’s Registration Statement of Form S-1, filed with the SEC on January 4, 2005)
10.31	Fourth Lease Amendment, between the Company and Property Reserve, Inc., f/k/a The Prudential Savings Bank, F.S.B., dated September 8, 2003 (incorporated herein by reference to the Company’s Registration Statement of Form S-1, filed with the SEC on January 4, 2005)
10.32	First Amendment, between the Company and Sterling Plaza Limited Partnership, d/b/a Dallas Sterling Plaza Limited Partnership, dated August 25, 2003 (incorporated herein by reference to the Company’s Registration Statement of Form S-1, filed with the SEC on January 4, 2005)
10.33	Second Amendment, between Sterling Plaza Limited Partnership, d/b/a Dallas Sterling Plaza Limited Partnership and the Company, dated September 17, 2004 (incorporated herein by reference to the Company’s Registration Statement of Form S-1, filed with the SEC on January 4, 2005)
10.34	Certificate of Designation of Series G Convertible Preferred Stock, dated June 23, 2005, between the Company and Dolphin Offshore Partners, L.P. (incorporated herein by reference to the Company’s Report on Form 8-K filed on June 28, 2005)
10.35	Share Purchase Agreement, dated June 23, 2005, by and between the Company and Dolphin Offshore Partners, L.P. (incorporated herein by reference to the Company’s Report on Form 8-K filed on June 28, 2005)
10.36	Stock Purchase Agreement, dated June 23, 2005, issued by the Company to Dolphin Offshore Partners, L.P. (incorporated herein by reference to the Company’s Report on Form 8-K filed on June 28, 2005)
10.37	Registration Rights Agreement, dated June 23, 2005, by and between the Company and Dolphin Offshore Partners, L.P. (incorporated herein by reference to the Company’s Report on Form 8-K filed on June 28, 2005)
10.38	Promissory note dated July 25, 2005, between the Company and John D. Higgins (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended September 30, 2005)
10.39	Share Purchase Agreement, dated October 31, 2005, between John D. Higgins and the Company (incorporated herein by reference to the Company’s Report on Form 8-K filed on November 4, 2005)

Exhibit
No.	Document

10.40	Form of Stock Purchase Warrant between John D. Higgins and the Company (incorporated herein by reference to the Company’s Report on Form 8-K filed on November 4, 2005)
10.41	Form of Registration Rights Agreement between John D. Higgins and the Company (incorporated herein by reference to the Company’s Report on Form 8-K filed on November 4, 2005)
10.42	Form of Certificate of Designation of Series H Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed on November 4, 2005)
10.43	Waiver, Consent and Fourth Amendment Agreement between the Company and LaSalle Business Credit, LLC, dated March 6, 2006 (incorporated herein by reference to the Company’s Report on Form 10-K filed with the SEC on April 17, 2006)
10.44	Secured Non-Convertible Revolving Note between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)
10.45	Security Agreement (with Schedules) between the Company and Laurus Master Fund, Ltd. dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)
10.46	Grant of Security Interest in Patents and Trademarks (with Schedules) between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)
10.47	Stock Pledge Agreement (with Schedules) between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)
10.48	Registration Rights Agreement between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)
10.49	Common Stock Purchase Warrant between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)
10.50	Share Purchase Agreement between the Company and Transit Vehicle Technology Investments, Inc., dated March 21, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)
10.51	Stock Purchase Warrant between the Company and Transit Vehicle Technology Investments, Inc., dated March 21, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)
10.52	Registration Rights Agreement between the Company and Transit Vehicle Technology Investments, Inc., dated March 21, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)
10.53	Securities Purchase Agreement dated as of April 28, 2006, by and between Digital Recorders, Inc., TwinVision of North America, Inc., Digital Audio Corporation, and Robinson-Turney International, Inc., and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)
10.54	Secured Term Note by Digital Recorders, Inc., TwinVision of North America, Inc., Digital Audio Corporation, and Robinson-Turney International, Inc., issued to Laurus Master Fund, Ltd., in the original principal amount of $1,600,000 (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)
10.55	Common Stock Purchase Warrant dated as of April 28, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)
10.56	Amended and Restated Registration Rights Agreement dated as of April 28, 2006, by and between Digital Recorders, Inc. and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)
10.57	Executive Employment Agreement, dated June 12, 2006, between the Company and Kathleen Oher (filed herewith)

Exhibit
No.	Document

10.58	Executive Employment Agreement, dated March 16, 2007, between the Company and Stephen P. Slay (filed herewith)
21.1	Listing of Subsidiaries of the Company (filed herewith)
23.1	Consent of PricewaterhouseCoopers LLP (filed herewith)
31.1	Section 302 Certification of David L. Turney (filed herewith)
31.2	Section 302 Certification of Stephen P. Slay (filed herewith)
32.1	Section 906 Certification of David L. Turney (filed herewith)
32.2	Section 906 Certification of Stephen P. Slay (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL RECORDERS, INC.

By:	/s/ DAVID L. TURNEY
David L. Turney
Chair of the Board, Chief Executive Officer
and President (Principal Executive Officer)

Date: March 28, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID L. TURNEY David L. Turney	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 28, 2007

/s/ STEPHEN P. SLAY Stephen P. Slay	Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 28, 2007

/s/ JOHN D. HIGGINS John D. Higgins	Director	March 28, 2007

/s/ C. JAMES MEESE JR. C. James Meese Jr.	Director	March 28, 2007

/s/ STEPHANIE L. PINSON Stephanie L. Pinson	Director	March 28, 2007

/s/ JOHN K. PIROTTE John K. Pirotte	Director	March 28, 2007

/s/ JULIANN TENNEY Juliann Tenney, J.D.	Director	March 28, 2007

SCHEDULE II

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2006, 2005 and 2004

		Additions
	Balance at	Charged to
	Beginning	Costs and			Balance at
	of Year	Expenses	Deductions(a)		End of Year
	(In thousands)

Allowance for Doubtful Accounts
Year ended December 31, 2006	$396	$240	$(278	)(a)	$358
Year ended December 31, 2005	172	331	(107	)(a)	396
Year ended December 31, 2004	115	110	(53	)(a)	172
Deferred Tax Asset Valuation Allowance
Year ended December 31, 2006	$6,022	$1,547	$—		$7,569
Year ended December 31, 2005	3,720	2,302	—		6,022
Year ended December 31, 2004	1,529	2,191	—		3,720

(a)	Write-off of uncollectible accounts.

EXHIBIT INDEX

Exhibit
No.	Document

3.1	Amended and Restated Bylaws of the Company (incorporated herein by reference to the Company’s Report on Form 8-K filed on September 18, 2006)
3.2	Amendment No. 1 to the Company’s Certificate of Designation with respect to its Series D Junior Participating Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K/A filed with the SEC on October 2, 2006)
3.3	Certificate of Designation of Series D Junior Participating Preferred Stock (incorporated herein by reference to the Company’s Form 8-A filed with the SEC on October 2, 2006)
3.4	Amendment to Certificate of Designation of Series D Junior Participating Preferred Stock (incorporated herein by reference to the Company’s Form 8-A filed with the SEC on October 2, 2006)
4.1	Form of specimen certificate for Common Stock of the Company (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on April 14, 2004)
4.2	Form of Underwriter’s Warrants issued by the Company to the Underwriter (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on April 14, 2004)
4.3	Warrant Agreement between the Company and Continental Stock Transfer & Trust Company (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on April 14, 2004)
4.4	Rights Agreement, dated as of September 22, 2006, between the Company and American Stock Transfer & Trust Company, as Rights Agent, together with the following exhibits thereto: Exhibit A — Certificate of Designation of Series D Junior Participating Preferred Stock of Digital Recorders, Inc. and the Amendment to Certificate of Designation of Series D Junior Participating Preferred Stock of Digital Recorders, Inc.; Exhibit B — Form of Right Certificate; and Exhibit C — Summary of Rights to Purchase Shares (incorporated herein by reference to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 2, 2006)
4.5	Omnibus Amendment dated as of January 10, 2007, effective December 31, 2006, by and among the Company, TwinVision of North America, Inc., Digital Audio Corporation, Robinson-Turney International, Inc., and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on January 16, 2007)
4.6	Amended and Restated Secured Term Note dated as of January 10, 2007, effective December 31, 2006, by and between the Company, TwinVision of North America, Inc., Digital Audio Corporation, Robinson-Turney International, Inc., and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on January 16, 2007)
4.7	Second Amended and Restated Registration Rights Agreement dated as of January 10, 2007, effective December 31, 2006, by and between the Company and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on January 16, 2007)
10.1	Executive Employment Agreement, dated January 1, 1999, between the Company and Larry Hagemann (incorporated herein by reference from the Company’s Proxy Statement for the Annual Meeting of Shareholders for fiscal year 2000, filed with the SEC on June 6, 2001)
10.2	Executive Employment Agreement, dated January 1, 1999, between the Company and Larry Taylor (incorporated herein by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders for fiscal year 2000 filed with the SEC on June 6, 2001)
10.3	Form of Office Lease, between the Company and Sterling Plaza Limited Partnership (incorporated herein by reference from the Company’s Form 10-KSB/A, filed with the SEC on May 21, 2001)
10.4	Lease Agreement, between the Company and The Prudential Savings Bank, F.S.B., dated December 18, 1998 (incorporated herein by reference from the Company’s Registration Statement on Form SB-2, filed with the SEC (SEC File No. 33-82870-A))
10.5	Extended Employment Agreement, dated December 17, 2001, between the Company and David Turney (incorporated herein by reference from the Company’s Form 10-KSB, filed with the SEC on March 27, 2002)

Exhibit
No.	Document

10.6	Form of Loan Agreement, dated as of August 26, 2002, between the Company and John D. Higgins (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on August 30, 2002)
10.7	Form of Digital Recorders, Inc., Convertible Debenture, dated August 26, 2002, issued to John D. Higgins (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on August 30, 2002)
10.8	Form of Security Agreement, dated August 26, 2002, between the Company and John D. Higgins (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on August 30, 2002)
10.9	Form of Pledge Agreement, dated August 26, 2002, between the Company and John D. Higgins (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on August 30, 2002)
10.10	Form of Subsidiary Guarantee, dated August 26, 2002, by Subsidiaries of the Company in favor of John D. Higgins (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on August 30, 2002)
10.11	Form of Subsidiary Security Agreement, dated August 26, 2002, among the Company, TwinVision® of North America, Inc. and John D. Higgins (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on August 30, 2002)
10.12	Share Purchase Agreement, dated as of October 13, 2003, by and between Dolphin Offshore Partners, L.P. and the Company (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on November 12, 2003)
10.13	Stock Purchase Warrant, dated as of October 13, 2003, issued by the Company to Dolphin Offshore Partners, L.P. (terminated) (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on November 12, 2003)
10.14	Amended and Restated Registration Rights Agreement, dated as of April 1, 2004, by and between Dolphin Offshore Partners, L.P. (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on April 14, 2004)
10.15	Securities Purchase Agreement, dated as of November 5, 2003, by and between LaSalle Business Credit, LLC, as lender, and the Company, as borrower (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on November 12, 2003)
10.16	Loan and Security Agreement, dated as of November 6, 2003, by and between LaSalle Business Credit, LLC, as lender, and the Company, as borrower (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on November 12, 2003)
10.17	Warrant Agreement, dated March 23, 2004, between Digital Recorders, Inc. and Fairview Capital Ventures LLC (incorporated herein by reference to the Company’s Registration Statement on Form S-3, filed with the SEC on April 16, 2004)
10.18	Securities Purchase Agreement dated as of April 21, 2004, among Digital Recorders, Inc. and the investors named therein (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on April 22, 2004)
10.19	Registration Rights Agreement dated as of April 21, 2004, among Digital Recorders, Inc. and the investors named therein (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on April 22, 2004)
10.20	Form of Warrant dated as of April 21, 2004, issued by Digital Recorders, Inc. to each of the Investors named in the Securities Purchase Agreement filed as Exhibit 10.18 hereto (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on April 22, 2004)
10.21	Warrant, dated April 26, 2004, issued by the Company to Roth Capital Partners, LLC (incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004)
10.22	Amendment No. 2 to Rights Agreement, dated July 8, 2004, between Digital Recorders, Inc. and Continental Stock Transfer & Trust Company (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on July 8, 2004)

Exhibit
No.	Document

10.23	Securities Purchase Agreement, dated October 5, 2004, between the Company and Riverview Group LLC (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on October 7, 2004)
10.24	Registration Rights Agreement, dated October 5, 2004, between the Company and Riverview Group LLC (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on October 7, 2004)
10.25	Warrant, dated October 6, 2004, issued by the Company to Riverview Group, LLC (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on October 7, 2004)
10.26	Amended and Restated Warrant, dated October 6, 2004, issued by the Company to Roth Capital Partners, LLC (incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004)
10.27	Executive Employment Agreement, between the Company and David N. Pilotte, dated October 25, 2004 (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on October 22, 2004)
10.28	First Lease Amendment, between the Company and Property Reserve, Inc., f/k/a The Prudential Savings Bank, F.S.B., dated December 11, 2002 (incorporated herein by reference to the Company’s Registration Statement of Form S-1, filed with the SEC on January 4, 2005)
10.29	Second Lease Amendment, between the Company and Property Reserve, Inc., f/k/a The Prudential Savings Bank, F.S.B., dated June 18, 2003 (incorporated herein by reference to the Company’s Registration Statement of Form S-1, filed with the SEC on January 4, 2005)
10.30	Third Lease Amendment, between the Company and Property Reserve, Inc., f/k/a The Prudential Savings Bank, F.S.B., dated August 21, 2003 (incorporated herein by reference to the Company’s Registration Statement of Form S-1, filed with the SEC on January 4, 2005)
10.31	Fourth Lease Amendment, between the Company and Property Reserve, Inc., f/k/a The Prudential Savings Bank, F.S.B., dated September 8, 2003 (incorporated herein by reference to the Company’s Registration Statement of Form S-1, filed with the SEC on January 4, 2005)
10.32	First Amendment, between the Company and Sterling Plaza Limited Partnership, d/b/a Dallas Sterling Plaza Limited Partnership, dated August 25, 2003 (incorporated herein by reference to the Company’s Registration Statement of Form S-1, filed with the SEC on January 4, 2005)
10.33	Second Amendment, between Sterling Plaza Limited Partnership, d/b/a Dallas Sterling Plaza Limited Partnership and the Company, dated September 17, 2004 (incorporated herein by reference to the Company’s Registration Statement of Form S-1, filed with the SEC on January 4, 2005)
10.34	Certificate of Designation of Series G Convertible Preferred Stock, dated June 23, 2005, between the Company and Dolphin Offshore Partners, L.P. (incorporated herein by reference to the Company’s Report on Form 8-K filed on June 28, 2005)
10.35	Share Purchase Agreement, dated June 23, 2005, by and between the Company and Dolphin Offshore Partners, L.P. (incorporated herein by reference to the Company’s Report on Form 8-K filed on June 28, 2005)
10.36	Stock Purchase Agreement, dated June 23, 2005, issued by the Company to Dolphin Offshore Partners, L.P. (incorporated herein by reference to the Company’s Report on Form 8-K filed on June 28, 2005)
10.37	Registration Rights Agreement, dated June 23, 2005, by and between the Company and Dolphin Offshore Partners, L.P. (incorporated herein by reference to the Company’s Report on Form 8-K filed on June 28, 2005)
10.38	Promissory note dated July 25, 2005, between the Company and John D. Higgins (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended September 30, 2005)
10.39	Share Purchase Agreement, dated October 31, 2005, between John D. Higgins and the Company (incorporated herein by reference to the Company’s Report on Form 8-K filed on November 4, 2005)
10.40	Form of Stock Purchase Warrant between John D. Higgins and the Company (incorporated herein by reference to the Company’s Report on Form 8-K filed on November 4, 2005)

Exhibit
No.	Document

10.41	Form of Registration Rights Agreement between John D. Higgins and the Company (incorporated herein by reference to the Company’s Report on Form 8-K filed on November 4, 2005)
10.42	Form of Certificate of Designation of Series H Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed on November 4, 2005)
10.43	Waiver, Consent and Fourth Amendment Agreement between the Company and LaSalle Business Credit, LLC, dated March 6, 2006 (incorporated herein by reference to the Company’s Report on Form 10-K filed with the SEC on April 17, 2006)
10.44	Secured Non-Convertible Revolving Note between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)
10.45	Security Agreement (with Schedules) between the Company and Laurus Master Fund, Ltd. dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)
10.46	Grant of Security Interest in Patents and Trademarks (with Schedules) between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)
10.47	Stock Pledge Agreement (with Schedules) between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)
10.48	Registration Rights Agreement between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)
10.49	Common Stock Purchase Warrant between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)
10.50	Share Purchase Agreement between the Company and Transit Vehicle Technology Investments, Inc., dated March 21, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)
10.51	Stock Purchase Warrant between the Company and Transit Vehicle Technology Investments, Inc., dated March 21, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)
10.52	Registration Rights Agreement between the Company and Transit Vehicle Technology Investments, Inc., dated March 21, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)
10.53	Securities Purchase Agreement dated as of April 28, 2006, by and between Digital Recorders, Inc., TwinVision of North America, Inc., Digital Audio Corporation, and Robinson-Turney International, Inc., and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)
10.54	Secured Term Note by Digital Recorders, Inc., TwinVision of North America, Inc., Digital Audio Corporation, and Robinson-Turney International, Inc., issued to Laurus Master Fund, Ltd., in the original principal amount of $1,600,000 (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)
10.55	Common Stock Purchase Warrant dated as of April 28, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)
10.56	Amended and Restated Registration Rights Agreement dated as of April 28, 2006, by and between Digital Recorders, Inc. and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)
10.57	Executive Employment Agreement, dated June 12, 2006, between the Company and Kathleen Oher (filed herewith)
10.58	Executive Employment Agreement, dated March 16, 2007, between the Company and Stephen P. Slay (filed herewith)
21.1	Listing of Subsidiaries of the Company (filed herewith)

Exhibit
No.	Document

23.1	Consent of PricewaterhouseCoopers LLP (filed herewith)
31.1	Section 302 Certification of David L. Turney (filed herewith)
31.2	Section 302 Certification of Stephen P. Slay (filed herewith)
32.1	Section 906 Certification of David L. Turney (filed herewith)
32.2	Section 906 Certification of Stephen P. Slay (filed herewith)