Form 10-Q
period 2007-03-31
DIGITAL RECORDERS INC
filed 2007-05-15
CIK 853695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
Commission File Number 1-13408
DIGITAL RECORDERS, INC.
(Exact name of Registrant as specified in its Charter)

North Carolina	56-1362926
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
5949 Sherry Lane, Suite 1050
Dallas, Texas 75225
(Address of principal executive offices, Zip Code)
Registrant’s telephone number, including area code: (214) 378-8992
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐           Accelerated filer ☐          Non-accelerated filer ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
     Indicate the number of shares outstanding of the Registrant’s Common Stock as of April 30, 2007:

Common Stock, par value $.10 per share	10,387,055
(Class of Common Stock)	Number of Shares

DIGITAL RECORDERS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
DIGITAL RECORDERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share amounts)

	March 31, 2007	December 31, 2006
	(Unaudited)	(Note 1)
ASSETS
Current Assets
Cash and cash equivalents	$604	$611
Trade accounts receivable, net	9,228	10,368
Other receivables	376	147
Inventories	9,525	9,324
Prepaids and other current assets	357	429

Total current assets	20,090	20,879

Property and equipment, net	2,924	3,131
Goodwill	11,016	11,250
Intangible assets, net	1,058	1,110
Deferred tax assets, net	186	191
Other assets	657	797

Total assets	$35,931	$37,358

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Lines of credit	$7,235	$7,608
Notes payable, net	1,596	1,584
Current portion of long-term debt	254	254
Current portion of foreign tax settlement	420	393
Accounts payable	5,278	5,620
Accrued expenses	3,178	2,935
Preferred stock dividends payable	22	23

Total current liabilities	17,983	18,417

Long-term debt and capital leases, long-term	35	42

Foreign tax settlement, long-term	1,122	1,087

Deferred tax liabilities	366	383

Minority interest in consolidated subsidiary	209	234

Commitments and contingencies (Notes 6 and 7)

Shareholders’ Equity
Series E Redeemable, Nonvoting, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 500 shares authorized; 183 shares issued and outstanding at March 31, 2007, and December 31, 2006; redeemable at the discretion of the Company at any time.	495	495
Series G Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 600 shares authorized; 386 and 379 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively; redeemable at the discretion of the Company after five years from date of issuance.	1,648	1,613
Series H Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 600 shares authorized; 55 and 54 shares issued and outstanding at March 31, 2007, and December 31, 2006, respectively; redeemable at the discretion of the Company after five years from date of issuance.	227	222
Series I Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 200 shares authorized; 0 and 104 shares issued and outstanding at March 31, 2007, and December 31, 2006, respectively; redeemable at the discretion of the Company after five years from date of issuance.	—	471
Series AAA Redeemable, Nonvoting, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 20,000 shares authorized; 178 shares issued and outstanding at March 31, 2007 and December 31, 2006; redeemable at the discretion of the Company at any time.	890	890
Common stock, $.10 par value, 25,000,000 shares authorized; 10,387,055 and 10,045,675 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively.	1,039	1,004
Additional paid-in capital	31,907	31,517
Accumulated other comprehensive income — foreign currency translation	3,194	3,397
Accumulated deficit	(23,184)	(22,414)

Total shareholders’ equity	16,216	17,195

Total liabilities and shareholders’ equity	$35,931	$37,358

See accompanying notes to unaudited consolidated financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(In thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Net sales	$12,168	$11,112
Cost of sales	8,521	7,669

Gross profit	3,647	3,443

Operating expenses
Selling, general and administrative	3,747	3,673
Research and development	332	258

Total operating expenses	4,079	3,931

Operating loss	(432)	(488)

Other income (loss)	11	(76)
Foreign currency gain (loss )	(25)	26
Interest expense	(315)	(213)

Total other income and expense	(329)	(263)

Loss before income tax expense	(761)	(751)

Income tax expense	(34)	(46)

Loss before minority interest in loss of consolidated subsidiary	(795)	(797)

Minority interest in loss of consolidated subsidiary	25	48

Net loss	(770)	(749)

Provision for preferred stock dividends	(76)	(68)
Amortization for discount on preferred stock	—	(49)

Net loss applicable to common shareholders	$(846)	$(866)

Net loss per share applicable to common shareholders
Basic and diluted	$(0.08)	$(0.09)

Weighted average number of common shares and common share equivalent outstanding
Basic and diluted	10,173,578	9,751,290

See accompanying notes to unaudited consolidated financial statements.

DIGITAL RECORDERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(In thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities
Net loss	$(770)	$(749)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Deferred income taxes	(15)	2
Depreciation and amortization of property and equipment	317	337
Amortization of intangible assets	30	27
Amortization of deferred financing costs	83	94
Amortization of the fair value of warrants	69	25
Stock issued in lieu of cash compensation	21	—
Stock-based compensation expense	9	—
Loss on sale of fixed assets	1	5
Other, primarily effect of foreign currency gain/loss	(8)	57
Minority interest in loss of consolidated subsidiary	(25)	(48)
Changes in operating assets and liabilities
(Increase ) decrease in trade accounts receivable	1,151	(1,080)
(Increase ) decrease in other receivables	(225)	12
(Increase ) decrease in inventories	(181)	488
(Increase ) decrease in prepaids and other current assets	71	(63)
Increase in other assets	—	(7)
Increase (decrease) in accounts payable	(306)	66
Increase (decrease) in accrued expenses	235	(231)
Increase in foreign tax settlement	39	—

Net cash provided by (used in) operating activities	496	(1,065)

Cash flows from investing activities
Proceeds from sale of fixed assets	39	2
Purchases of property and equipment	(80)	(63)
Investments in software development	(98)	(48)

Net cash used in investing activities	(139)	(109)

Cash flows from financing activities
Proceeds from bank borrowings and lines of credit	16,633	15,885
Principal payments on bank borrowings and lines of credit	(16,975)	(14,910)
Proceeds from issuance of Preferred stock, net of costs	—	485
Payments related to financing of new line of credit	—	(329)
Payment of dividends on Preferred stock	(36)	(29)

Net cash provided by (used in) financing activities	(378)	1,102

Effect of exchange rate changes on cash and cash equivalents	14	32

Net decrease in cash and cash equivalents	(7)	(40)

Cash and cash equivalents at beginning of period	611	807

Cash and cash equivalents at end of period	$604	$767

	Three Months Ended March 31,
	2007	2006
Supplemental disclosures of non-cash investing and financing activities:

Conversion of preferred stock to common stock	$520	$120

Relative fair value allocated to warrants issued in connection with sale of preferred stock	$—	$49

Amortization of preferred stock beneficial conversion feature	$—	$49

Amortization of convertible subordinated debenture beneficial conversion feature	$—	$81

Fair value of warrants issued in connection with financing of new line of credit	$—	$590

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
     The year end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three months ended March 31, 2007, are not necessarily indicative of the results to be expected for the full fiscal year.
     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As a result of the Company’s short-term liquidity needs, recurring losses, and significant accumulated deficit, the Report of Independent Registered Public Accounting Firm on the financial statements of the Company as of and for the year ended December 31, 2006 included in the Company’s 2006 Annual Report on Form 10-K (“2006 Annual Report”) contained an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address the liquidity needs of the Company were included in Note 1 of the Notes to Consolidated Financial Statements presented in the 2006 Annual Report. The accompanying consolidated financial statements do not reflect any adjustments that might be necessary if the Company is unable to continue as a going concern.
     We have incurred substantial losses to date, including a net loss applicable to common shareholders of $846,000 in the first quarter of 2007, and, as of March 31, 2007, have an accumulated deficit of $23.2 million. Operating losses in recent periods have narrowed as a result of increased sales and lower operating expenses and those improvements may continue in future periods. However, those results could vary and such variance could have a significant adverse effect on the Company’s liquidity. We believe that cost containment and expense reductions are essential if we are to achieve profitability and continue our current operations. During late 2006 and the first quarter of 2007, the Company implemented limited workforce reduction by attrition and, as a result, payroll expense was reduced by approximately $264,000 annually. Management has additionally implemented, effective in the second quarter of 2007, adjustments to the work force to reduce expenses by an estimated $1.2 million annually, bringing the total reduction of expenses of such actions to an estimated $1.4 million annually. We cannot assure you these expense reductions or expense reductions that may occur in the future will be sufficient to allow us to achieve profitability or continue our operations.
     Our primary source of liquidity and capital resources has been from financing activities. The payment of $1.1 million on the outstanding note payable with Laurus Master Fund, Ltd. in April 2007 (Note 13) addressed a significant short-term liquidity need. However, we expect to require additional financing to continue to support operations. Historically, we have supplementally financed operations through private placements of our securities. However, there can be no assurances that such placements will occur or be possible in the future.

     Currently, we are managing our cash accounts on a day-to-day basis and have deferred payments on trade payables which are otherwise due to vendors that supply component parts critical to producing the products we sell to our customers. Further deferrals of payments to these critical vendors could result in one or more of these vendors placing us on credit hold and not making further shipments to us until we have paid past due amounts. If this occurs and we are unable to cause such vendors to resume shipments before our on-hand inventory of those components is exhausted, we may be unable to fulfill customer orders for our products. The failure to meet customer orders in a timely fashion could cause us to lose customers or cause our customers to reduce their orders for our products. In either event, this could substantially reduce our revenues and have a material adverse effect on the Company’s financial position.
     Any or all of the circumstances described herein could cause us to be unable to continue our operations. These circumstances raise substantial doubt about our ability to continue as a going concern.
Product Warranties
     The Company provides a limited warranty for its products, generally for a period of one to three years. The Company’s standard warranties require the Company to repair or replace defective products during such warranty period at no cost to the customer. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product sales are recognized. Factors that affect the Company’s warranty liability include such things as the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The following table summarizes product warranty activity during the three months ended March 31, 2007 and 2006.

	Three Months ended March 31,
	2007	2006
Balance at beginning of period	$384	$214
Additions charged to costs and expenses	—	—
Deductions	(20)	—
Foreign exchange translation (gain) loss	(2)	4

Balance at end of period	$362	$218

Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company believes the adoption of SFAS 157 will not have a material impact on its consolidated financial statements.
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
(2) GOODWILL AND OTHER INTANGIBLE ASSETS
     The change in goodwill from December 31, 2006 to March 31, 2007 of $233,000 is due to foreign exchange rate fluctuation.

(3) INVENTORIES

	March 31,	December 31,
	2007	2006
	(In thousands)
Raw materials and system components	$6,478	$6,162
Work in process	134	144
Finished goods	2,913	3,018

Total inventories	$9,525	$9,324

(4) PROPERTY AND EQUIPMENT

	Estimated
	Depreciable	March 31,	December 31,
	Lives (years)	2007	2006
		(In thousands)
Leasehold improvements	5 - 9	$276	$276
Automobiles	5	16	16
Computer and telecommunications equipment	3	1,300	1,296
Software	3 - 5	4,858	4,912
Test equipment	3 - 5	275	273
Furniture and fixtures	3 - 7	2,531	2,526
Software projects in progress		152	54

		9,408	9,353
Less accumulated depreciation and amortization		6,484	6,222

Total property and equipment, net		$2,924	$3,131

(5) ACCRUED EXPENSES

	March 31,	December 31,
	2007	2006
	(In thousands)
Salaries, commissions, and benefits	$1,408	$1,187
Taxes — payroll, sales, income, and other	588	623
Warranties	362	384
Current portion of capital leases	22	22
Interest payable	68	51
Deferred revenue	484	196
Other	246	472

Total accrued expenses	$3,178	$2,935

(6) LINES OF CREDIT AND NOTES PAYABLE
     (a) Domestic lines of credit and notes payable
     U.S. Working Capital Line of Credit. In March 2006, the Company entered into a two-year, asset-based lending agreement with Laurus Master Fund, Ltd. (“Laurus Credit Agreement”) to replace an existing lending agreement with LaSalle Business Credit (“LaSalle Credit Agreement”). The Laurus Credit Agreement provides up to $6.0 million in borrowings under a revolving credit facility and is secured by all tangible and intangible assets of the Company in the U.S. Borrowing availability under the Laurus Credit Agreement is based upon an advance rate equal to 90% of eligible accounts receivable and up to $2.0 million based upon 40% of eligible inventory. The interest rate on borrowings under the Laurus Credit Agreement is the Wall Street Journal prime rate (8.25% at March 31, 2007) plus 1.75%, subject to a floor of 8%. The Laurus Credit Agreement contains no financial covenants. Borrowings under the revolving credit facility were used to retire all outstanding debt under the LaSalle Credit Agreement and have been and will be used for general corporate purposes. At March 31, 2007, remaining borrowing availability under the revolving credit facility was approximately $1.0 million. The Company incurred expenses of $329,000 directly attributable to executing the Laurus Credit Agreement which have been recorded as deferred financing costs to be amortized over the term of the agreement. These deferred financing costs are included in other assets in the accompanying consolidated balance sheet.
     In conjunction with the closing of the Laurus Credit Agreement, the Company issued Laurus Master Fund Ltd. (“Laurus”) detachable warrants to purchase, at any time, 550,000 shares of Common Stock at $0.10 per share. The fair value allocated to the warrants of $590,000, calculated using the Black-Scholes model, has been recorded as an asset to be amortized over the term of the Laurus Credit Agreement and was recorded as an increase in additional paid in capital. The unamortized balance of the fair value of the warrants was $287,000 at March 31, 2007, all of which was included in other assets in the accompanying consolidated balance sheet. Laurus agreed to not hold greater than 4.99% of the Company’s outstanding Common Stock at any time under terms of the Laurus Credit Agreement.
     On April 28, 2006, the Company, along with certain of its subsidiaries, entered into a Securities Purchase Agreement with Laurus whereby the Company issued a one-year, secured term promissory note in the original principal amount of $1.6 million (the “Note”). Under its original terms, the Note bears interest at an annual rate of 10%, with interest payable monthly in arrears, and matures April 28, 2007. The Note is secured by all U.S. assets of the Company pursuant to the Security Agreement executed as part of the Laurus Credit Agreement entered into in March 2006, which was extended to cover the Note. In addition, the Note carried a $160,000 fee upon payment of the Note, whether the Note is paid on or prior to the maturity date, which was being recognized ratably over the term of the Note. As of March 31, 2007, the entire original principal amount of $1.6 million was outstanding on the Note. See amended terms of the Note in this footnote below and disclosure of payment of a portion of the outstanding principal of the Note in Note 13.
     As part of the financing, the Company granted Laurus warrants to purchase, at any time during a seven-year period, 80,000 shares of Common Stock at an exercise price of $2.00 per share (the “Warrants”). The fair value allocated to the warrants of $49,000, calculated using the Black-Scholes model, has been recorded as a contra-liability to be amortized over the term of the Note agreement and was recorded as an increase in additional paid in capital. The unamortized balance of the fair value of the warrants was $4,000 at March 31, 2007. Laurus agreed to a 12-month lock-up on trading of the Common Stock underlying the Warrants as well as on the warrants to purchase 550,000 shares of Common Stock previously issued to Laurus in connection with the Laurus Credit Agreement entered into in March 2006. Pursuant to an Amended and Restated Registration Rights Agreement, the Company filed a registration statement with respect to the shares of Common Stock issuable upon exercise of the 630,000 warrants issued to Laurus with the Securities and Exchange Commission on May 15, 2006, and the registration was declared effective on May 23, 2006.
     Fees and expenses related to the Note and issuance of the Warrants totaled approximately $81,000, netting proceeds to the Company of approximately $1.5 million, which was used for general corporate purposes. The related fees and expenses have been recorded as deferred financing costs and are being amortized over the term of the Note. These deferred financing costs are included in other assets in the accompanying consolidated balance sheet as of March 31, 2007.
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
     b) International lines of credit

     Mobitec AB, the Company’s wholly owned Swedish subsidiary, has agreements with banks in Sweden from which it may currently borrow up to a maximum of 19 million krona, or $2.7 million U.S., based on the March 31, 2007, exchange rate of 0.1429. Additional borrowing availability at March 31, 2007, amounted to approximately $420,000 U.S. Of the $2.7 million borrowing capacity under these agreements, $2.3 million renews annually on a calendar-year basis and $429,000 renews at various periods agreed-upon by both parties, with current expiration of June 30, 2007.
     Mobitec GmbH (formerly known as Transit Media-Mobitec GmbH), the Company’s wholly owned subsidiary in Germany, has an agreement with a German bank from which it may currently borrow up to a maximum of 512,000 Euros, or $683,000 U.S., based on the March 31, 2007, exchange rate of 1.3335. Additional borrowing availability at March 31, 2007, amounted to approximately $27,000 U.S. The agreement under which this line of credit is extended has an open-ended term.
     Lines of credit consist of the following:

	March 31,	December 31,
	2007	2006
	(In thousands)
Line of credit with Laurus Master Fund dated March 16, 2006; payable in full June 30, 2008; secured by a ll tangible and intangible U.S. assets of the Company; bears average interest rate of 9.17% and 9.69% in 2007 and 2006, respectively.	$4,284	$4,406

Line of credit with Swedish bank, certain borrowings dated December 31, 2006 which renew annually and certain borrowings dated March 31, 2007 which renew at various periods agreed-to by the bank and the Company; expiration dates of December 31, 2007 for borrowings under annual renewal and June 30, 2007 for borrowings renewing at various periods; secured by certain assets of the Swedish subsidiary, Mobitec AB; bears average interest rate of 4.04% and 3.23% in 2007 and 2006, respectively.	1,180	1,450

Line of credit with Swedish bank dated December 31, 2006; expires on December 31, 2007; secured by accounts receivable of the Swedish subsidiary, Mobitec AB; bears average interest rate of 4.85% and 4.23% in 2007 and 2006, respectively.	1,115	1,116

Line of credit with German bank dated June 23, 2004; open-ended term; secured by accounts receivable and inventory of the German subsidiary, Mobitec GmbH (formerly known as Transit Media-Mobitec GmbH); bears average interest rate of 4.85% and 4.12% in 2007 and 2006, respectively.	656	636

Total lines of credit	$7,235	$7,608

(7) LONG-TERM DEBT
     Long-term debt consists of the following:

	March 31,	December 31,
	2007	2006
	(In thousands)
Convertible debenture to a director dated August 26, 2002, payable in full August 26, 2009, with an interest rate of 8%.	$250	$250

Other long-term debt	7	8

Total long-term debt	257	258
Less current portion	254	254

	3	4

Long-term portion of capital leases	32	38

Total long-term debt and capital leases, less current portion	$35	$42

     The issuance of Series I Redeemable, Convertible Preferred Stock in March 2006 caused the conversion rate on the $250,000 convertible debenture in the table above to change in accordance with the original terms of the debenture, which include anti-dilution provisions, from $2.00 per share to $1.60 per share. The decrease in conversion price resulted in a beneficial conversion feature of the debenture valued at $81,000 which was treated as a discount to the debenture and was recorded as an increase in additional paid in capital. As the debenture is immediately convertible, the full amount of the discount was amortized and recorded as interest expense for the three months ended March 31, 2006. The issuance of 225,000 shares of our Common Stock to Laurus in December 2006 caused the conversion rate on the $250,000 convertible debenture in the table above to change from $1.60 per share to $1.21 per share. The decrease in conversion price resulted in a beneficial conversion feature of the debenture valued at $131,000 which was treated as a discount to the debenture and was recorded as an increase in additional paid in capital. As the debenture is immediately convertible, the full amount of the discount was amortized and recorded as interest expense in December, 2006. These changes in conversion rates resulted in a potential increase of 81,611 additional shares of Common Stock.
(8) PREFERRED STOCK
     The Company’s preferred stock consists of 5,000,000 authorized shares, par value $.10 per share, 20,000 shares of which are designated as Series AAA Redeemable, Nonvoting, Convertible Preferred Stock (“Series AAA Preferred”), 30,000 shares of which are designated as Series D Junior Participating Preferred Stock (“Series D Preferred”), 500 shares of which are designated as Series E Redeemable, Nonvoting, Convertible Preferred Stock (“Series E Preferred”), 400 shares of which are designated as Series F Convertible Preferred Stock (“Series F Preferred”), 600 shares of which are designated as Series G Redeemable, Convertible Preferred Stock (“Series G Preferred”), 600 shares of which are designated as Series H Redeemable, Convertible Preferred Stock (“Series H Preferred”), 200 shares of which are designated as Series I Redeemable, Convertible Preferred Stock (“Series I Preferred”), and 4,947,700 shares of which remain undesignated. As of March 31, 2007, we had outstanding 178 shares of Series AAA Preferred, 183 shares of Series E Preferred, 386 shares of Series G Preferred, and 55 shares of Series H Preferred.
     On February 27, 2007, 104 shares of Series I Preferred with a liquidation value of $520,000 were converted into 325,000 shares of the Company’s Common Stock. As a result of this conversion, there are no shares of Series I Preferred outstanding.
     There are no shares of Series D and Series F Preferred outstanding.
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
     No recognition was given to potentially dilutive securities aggregating 4,387,513 and 4,662,484 shares as of March 31, 2007 and 2006, respectively. Due to the net loss applicable to common shareholders in those periods, such securities would have been anti-dilutive.

(10) COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) for the three months ended March 31, 2007 and 2006 consists of the following:

	Three Months Ended March 31,
	2007	2006
Net loss	$(770)	$(749)
Foreign currency translation adjustment	(203)	284

Total comprehensive loss	$(973)	$(465)

(11) SEGMENT INFORMATION
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
     Operating income (loss) for each segment is total sales less operating expenses applicable to the segment. Certain corporate overhead expenses, including executive salaries and benefits, public company administrative expenses, legal and audit fees, and interest expense, are not included in segment operating income (loss), but rather are reported under “Parent entities.” Segment long-lived assets include net property and equipment, net intangible assets, goodwill, and other assets. Sales, operating income (loss), long-lived assets, and geographic information for the operating segments are as follows:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Net sales
Transportation communications	$12,000	$10,755
Law enforcement and surveillance	168	357

	$12,168	$11,112

Operating income (loss)
Transportation communications	$1,037	$835
Law enforcement and surveillance	(176)	(39)
Parent entities (Corporate overhead)	(1,293)	(1,284)

	$(432)	$(488)

Geographic information — net sales
North America	$6,116	$6,261
Europe	3,626	2,517
Asia-Pacific	1,088	1,031
Middle East	299	417
South America	1,039	886

	$12,168	$11,112

	March 31,	December 31,
	2007	2006
Long -lived assets
North America	$4,021	$4,203
Europe	11,404	11,870
Asia-Pacific	31	31
South America	199	184

	$15,655	$16,288

(12) INCOME TAXES
     On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date of January 1, 2007, the Company had no unrecognized income tax benefits.
      We have evaluated the impact of adopting FIN 48 on our consolidated financial statements, and the adoption of FIN 48 did not have a material effect on our consolidated financial position, cash flows and results of operations. The Company files its tax returns as prescribed by the tax laws of the U.S. federal jurisdiction and various state and foreign jurisdictions in which it operates. The Company’s 2003 to 2006 tax years remain open to examination. Potential accrued interest on uncertain tax positions is recorded as a component of interest expense and potential accrued penalties are recorded as selling, general and administrative expenses, neither of which was significant upon adoption or at March 31, 2007.
     As a result of its net operating loss carryforwards, the Company has significant deferred tax assets. SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), requires a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Accordingly, the Company recorded a benefit of $266,000 resulting from its taxable loss during the three months ended March 31, 2007, and simultaneously recorded a valuation allowance equal to the benefit. The Company’s total deferred tax assets as of March 31, 2007, are $8.0 million and its deferred tax valuation allowance is $7.8 million. In addition, as a result of its equity transactions during 2004, the Company has determined its ability to use its net operating loss carryforwards and related tax benefits in any single year is limited under the Internal Revenue Code.

     The Company’s income tax expense of $34,000 for the three months ended March 31, 2007, is comprised of deferred tax benefits of $15,000 arising from domestic tax jurisdictions, deferred tax expense of $62,000 arising from foreign tax jurisdictions and current tax benefits of $13,000 arising from foreign tax jurisdictions. The Company’s effective tax expense (benefit) rate of 4.5% for the three months ended March 31, 2007, differs from the expected statutory tax expense (benefit) rate of (35)% primarily due to recording additional valuation allowance on deferred tax assets and higher rates on earnings of foreign operations.
(13) SUBSEQUENT EVENTS
     On April 30, 2007 (the “Closing Date”), the Company and its wholly owned subsidiary Digital Audio Corporation (“DAC”) entered into a Share Purchase Agreement (the “Purchase Agreement”) with Dolphin Direct Equity Partners, LP (“Dolphin”), a Delaware limited partnership, pursuant to which Dolphin acquired all of DAC’s issued and outstanding shares of common stock for an aggregate purchase price equal to DAC’s balance sheet net book value as of April 30, 2007, as preliminarily agreed-to by the Company and Dolphin, of approximately $1.4 million (the “Purchase Price”). The Purchase Price is subject to adjustment upon the Company providing Dolphin with DAC’s final balance sheet net book value as of April 30, 2007 within 30 days of the Closing Date. Dolphin paid $1.1 million of the Purchase Price on the Closing Date and issued the Company a promissory note for the remainder of the Purchase Price, which is payable in four equal annual installments and on which interest is payable semi-annually at the prime rate as published by the Wall Street Journal. Any adjustment to the Purchase Price resulting from adjustments to DAC’s preliminary balance sheet net book value as of April 30, 2007 will be added to or subtracted from the promissory note. The Purchase Agreement also provides for a closing payment adjustment based on a comparison of the first employee payroll payment to be made by DAC following the Closing Date with a previously agreed upon estimate. No adjustment to the Purchase Price resulted from this provision of the Purchase Agreement.
     Dolphin is an affiliate of Dolphin Offshore Partners, L.P., which is the beneficial owner of 9.9% of our issued and outstanding Common Stock.
     The carrying amounts of assets and liabilities of DAC as of April 30, 2007 (unaudited) upon which the preliminary Purchase Price was established are as follows, in thousands:

Current Assets
Trade accounts receivable, net	$55
Inventories	318
Prepaids and other current assets	3

Total current assets	376

Property and equipment, net	176
Goodwill	961

Total assets	$1,513

Current Liabilities
Accounts payable	$75
Accrued expenses	53

Total current liabilities	128

Total liabilities	$128

     The amount of net sales and loss before income tax expense of DAC for the three months ended March 31, 2007 and 2006 are as follows, in thousands:

	Three Months Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Net sales	$168	$357
Loss before income tax expense	(176)	(39)

     DAC comprises all of the operations of the Law Enforcement and Surveillance Segment of the Company. As a result of the divestiture of DAC, the Company will have only one business segment, the Transportation Communications Segment.
     Using proceeds received from Dolphin, on the Closing Date, the Company exercised its option to extend $500,000 of the $1.6 million principal amount due under the Laurus secured term promissory note until April 30, 2008 by making a payment of $1.1 million to Laurus to reduce the outstanding amounts due under the secured term promissory note. All other material terms of the Laurus secured term promissory note remain unchanged and in effect.
     On May 2, 2007, 50 shares of Series E Preferred with a liquidation value of $250,000 were converted into 83,332 shares of the Company’s Common Stock. As a result of these conversions, 133 shares of Series E Preferred remain outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT ARE IN ITEM 1 OF THIS DOCUMENT AND THE 2006 ANNUAL REPORT ON FORM 10-K.
Business — General
     DRI directly or through contractors, designs, manufactures, sells, and services information technology and surveillance technology products through two major business segments. These two business segments are the Transportation Communications Segment and the Law Enforcement and Surveillance Segment.
     DRI’s Transportation Communications segment produces passenger information communication and security-related products under the Talking Bus®, TwinVision®, VacTellTM, and Mobitec® brand names, which are sold to transportation vehicle equipment customers worldwide. Some of these products have security-related functionality.
     Transportation vehicle equipment customers generally fall into one of two broad categories: end-user customers or original equipment manufacturers (“OEM”). DRI’s end-user customers include municipalities, regional transportation districts; federal, state, and local departments of transportation; transit agencies; public, private, or commercial operators of vehicles; and rental car agencies. DRI’s OEM customers are the manufacturers of transportation vehicles. The relative percentage of sales to end-user customers compared to OEM customers varies widely and frequently from quarter-to-quarter and year-to-year, and within products and product lines comprising DRI’s mix of total sales in any given period.
     DRI’s Law Enforcement and Surveillance segment, which was responsible for approximately 4% of DRI’s 2006 sales, consists of Digital Audio Corporation (“DAC”), a wholly owned subsidiary of DRI based in the Research Triangle Park area of North Carolina. Acquired in 1995, DAC’s products include a line of digital audio filter systems, digital audio recorders, and audio forensic equipment and technology. These products are used to improve the quality and intelligibility of both live and recorded voices. DAC serves U.S. federal, state, and local law enforcement agencies and organizations, as well as some of their qualified and eligible counterparts abroad. DAC’s customers include: U.S. federal, state, and local law enforcement agencies or organizations; U.S. military and intelligence organizations; comparable national and regional agencies of foreign governments; and private and industrial security and investigation firms. This segment was divested by DRI in April 2007.
Critical Accounting Policies and Estimates
     Our critical accounting policies and estimates used in the preparation of the Consolidated Financial Statements presented in our 2006 Annual Report on Form 10-K (“2006 Annual Report”) are listed and described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2006 Annual Report and include the following:
•	Allowance for doubtful accounts

•	Inventory valuation

•	Warranty reserve

•	Intangible assets and goodwill

•	Income taxes, including deferred tax assets

•	Revenue recognition

•	Stock-based compensation
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
     The Company believes there were no significant changes during the three-month period ended March 31, 2007 to the items disclosed as critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2006 Annual Report. The Company adopted the provisions of FIN 48 on January 1, 2007. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition
Results of Operations
     Management reviews a number of key indicators to evaluate the Company’s financial performance, including net sales, gross profit and selling, general and administrative expenses. The following table sets forth the percentage of our revenues represented by certain items included in our Consolidated Statements of Operations:

	Three Months Ended March 31,
	2007	2006
Net sales	100.0%	100.0%
Cost of sales	70.0	69.0

Gross profit	30.0	31.0

Operating expenses:
Selling, general and administrative	30.8	33.1
Research and development	2.7	2.3

Total operating expenses	33.5	35.4

Operating loss	(3.5)	(4.4)
Other income and expense	(2.7)	(2.4)

Loss before income tax expense	(6.2)	(6.8)
Income tax expense	(0.3)	(0.4)

Loss before minority interest in loss of consolidated subsidiary	(6.5)	(7.2)
Minority interest in loss of consolidated subsidiary	0.2	0.4

Net loss	(6.3)%	(6.8)%

COMPARISON OF OUR RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
     Net Sales and Gross Profit. Our net sales for the three months ended March 31, 2007, increased $1.1 million or 9.5%, from $11.1 million for the three months ended March 31, 2006, to $12.2 million for the three months ended March 31, 2007. Our gross profit for the three months ended March 31, 2007, increased $204,000, or 5.9%, from $3.4 million for the three months ended March 31, 2006, to $3.6 million for the three months ended March 31, 2007. Following is a discussion of these changes in net sales and gross profit by segment.
     Transportation Communications Segment. For the three months ended March 31, 2007, sales of our Transportation Communications Segment increased $1.2 million, or 11.6%, from $10.8 million for the three months ended March 31, 2006, to $12.0 million for the three months ended March 31, 2007. The increase resulted from an increase in sales by our foreign subsidiaries of $1.3 million offset by lower U.S. domestic sales of $30,000.
     The increase in international sales of the Transportation Communications Segment resulted from higher sales in the European, Asian-Pacific, and South American markets that were partially offset by lower sales in the Middle East market and is inclusive of an increase due to foreign currency fluctuations for the period ended March 31, 2007 of approximately $489,000. The largest international sales increases occurred in the European market and resulted primarily from increased sales in the United Kingdom, Poland, Belgium, and the Nordic countries as the Company continued to obtain better market penetration in those countries in the first quarter of 2007.

     DRI does not use currency hedging tools. Each of our foreign subsidiaries primarily conducts business in their respective functional currencies thereby reducing the impact of foreign currency transaction differences. If the U.S. dollar strengthens compared to the foreign currencies converted, it is possible the total sales reported in U.S. dollars could decline.
     Our Transportation Communications Segment gross profit for the three months ended March 31, 2007 was $3.6 million, which increased $343,000, or 10.3%, from $3.3 million for the three months ended March 31, 2006. As a percentage of segment sales, our gross profit was 30.6% of our net segment sales for the three months ended March 31, 2007, as compared to 31.0% for the three months ended March 31, 2006. The net increase in gross profit was attributed to an increase in U.S. domestic gross profits of $412,000 offset by a decrease in foreign gross profits of $69,000.
     The U.S. gross profit of the Transportation Communications Segment, as a percentage of sales for the three months ended March 31, 2007, was 31.7% as compared to 24.3% for the three months ended March 31, 2006. The Company realized increased margins on sales of LED destination signs resulting from the Company’s ability to negotiate lower costs for component parts in the later part of 2006 and continuing into 2007. Changes in product mix which yielded higher margins, a reduction in capitalized software amortization and a reduction of warranty expenses included in cost of sales also contributed to higher margins in the first quarter of 2007 as compared to the first quarter of 2006.
     The international gross profit of the Transportation Communications Segment, as a percentage of sales for the three months ended March 31, 2007, was 29.7% as compared to 38.5% for the three months ended March 31, 2006. Competitive pricing offered to maintain business with one of the Company’s largest customers resulted in lower margins as did sales to new customers where lower prices were given to gain business with those customers. Our foreign subsidiaries also had higher sales of LED destination signs, which yielded lower margins than the overall product mix, in the first quarter of 2007. Additionally, sales increases occurred in geographic markets where margins are historically lower than in other markets.
     We anticipate that improvements in gross margins could occur through more frequent sales of a combination of products and services offering a broader “project” solution, and through the introduction of technology improvements. However, period-to-period, overall gross margins will still reflect the variations in sales mix and geographical dispersion of product sales.
     Law Enforcement and Surveillance Segment. Sales for our Law Enforcement and Surveillance segment decreased $189,000 or 53.1%, from $357,000 for the three months ended March 31, 2006, to $168,000 for the three months ended March 31, 2007. Sales in this segment tend to be cyclical in nature and the timing of orders received from customers, especially large orders, can produce significant variations in sales results. In the first quarter of 2006, orders from three customers comprised approximately 58% of the sales for that period, whereas no such large sales were delivered in the first quarter of 2007.
     Gross profit of the Law Enforcement and Surveillance segment decreased $139,000 or 128%, to $(31,000) for the three months ended March 31, 2007, from $109,000 for the three months ended March 31, 2006. As a percentage of segment sales, our gross profit was (18.3)% of our net segment sales for the three months ended March 31, 2007, as compared to 30.4% during the three months ended March 31, 2006. The significant decrease in sales in the first quarter of 2007 contributed to the decrease in gross profit.
     Selling, General and Administrative. Our selling, general and administrative expenses for the three months ended March 31, 2007, of $3.747 million, increased $74,000, or 0.2%, from $3.673 million for the three months ended March 31, 2006. As a percentage of our net sales, these expenses were 30.8% for the three months ended March 31, 2007, and 33.1% for the three months ended March 31, 2006. Management believes, as sales increase, these expenses will decrease as a percentage of sales. However, in terms of absolute dollars, selling, general and administrative expenses may increase in future periods due to expansion into other geographic areas, introduction of new products and services, and compliance costs related to the Sarbanes-Oxley Act of 2002.
     Research and Development Expenses. Our research and development expenses of $332,000 for the three months ended March 31, 2007, represented an increase of $74,000, or 28.7%, from $258,000 for the three months ended March 31, 2006. This category of expense includes internal engineering personnel and outside engineering expense for software and hardware development, sustaining product engineering, and new product development. This expense, as a percentage of net sales, increased from 2.3% for the three months ended March 31, 2006, to 2.7% for the three months ended March 31, 2007.
     During the three months ended March 31, 2007, salaries and related costs of certain engineering personnel who were used in the development of software met the capitalization criteria of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold,

Leased or Otherwise Marketed.” The total amount of personnel and other expense capitalized in the three months ended March 31, 2007, was $98,000 as compared to $48,000 for the three months ended March 31, 2006.
     Operating Income (Loss). The net change in our operating loss for the three months ended March 31, 2007, was a decrease of $56,000 from a net operating loss of $488,000 for the three months ended March 31, 2006, to a net operating loss of $432,000 for the three months ended March 31, 2007. The reduction in operating loss is due to higher sales offset by higher cost of sales, higher selling, general and administrative expenses, and higher research and development costs as previously described.
     Other Income, Foreign Currency Gain (Loss), and Interest Expense. Other income and interest expense increased $66,000 from $263,000 for the three months ended March 31, 2006 to $329,000 for the three months ended March 31, 2007, due to an increase of $87,000 in other income (loss), a decrease of $51,000 in foreign currency gain (loss), and an increase of $102,000 in interest expense. The increase in interest expense resulted from increased borrowings on our credit facilities and note payable, with additional increases resulting from increased amortization of the fair value of warrants issued in connection with the Laurus line of credit and Laurus note payable of $45,000, amortization of the fair value of Common Stock issued to Laurus in exchange for amending terms of the Company’s line of credit and note payable of $27,000, and increased interest on a foreign tax settlement of $41,000, offset by a decrease of $81,000 due to reduced amortization of a beneficial conversion feature on a convertible debenture.
     Income Tax Expense. Net income tax expense was $34,000 for the three months ended March 31, 2007, as compared with net income tax expense of $46,000 for the three months ended March 31, 2006. The tax expense for the three months ended March 31, 2007, consisted of $49,000 arising from foreign jurisdictions offset by tax benefits of $15,000 arising from U.S. federal and state jurisdictions.
     Net Loss Applicable to Common Shareholders. The net change in our net loss applicable to common shareholders for the three months ended March 31, 2007, was a decrease of $20,000 from a net loss of $866,000 for the three months ended March 31, 2006, to a net loss of $846,000 for the three months ended March 31, 2007.
Future Outlook
     The Safe, Accountable, Flexible, Efficient, Transportation Equity Act – A Legacy for Users (“SAFETEA-LU”) is the primary program funding the U.S. public surface transit market at the federal level. SAFETEA-LU promotes the development of modern, expanded, intermodal public transit systems nationwide and also designates a wide range of tools, services, and programs intended to increase the capacity of the nation’s mobility systems. Enacted in August 2005, SAFETEA-LU guarantees a record level $52.6 billion in funding for public transportation through fiscal year 2009, including $8.975 billion appropriated to fund federal transit programs in 2007, a 5.5% increase over the amount appropriated for 2006. We believe the enactment of SAFETEA-LU and the record-high funding increases for transit have led to an upturn in the market for most of our products. We saw evidence of this in increased sales in 2006 of new bus vehicle manufacturer products, particularly those sold by our wholly-owned subsidiary, TwinVision of North America, Inc. (“TVna”) and of some products of our Digital Recorders (“DR”) business unit, where procurements were being derived primarily from those same manufacturers. Though sales of these products in the first quarter of 2007 were relatively flat as compared to the first quarter of 2006, we believe this is primarily the result of timing of orders received from customers. Market conditions for engineered systems sold by DR, such as Automatic Vehicle Locating, Automatic Vehicle Monitoring, Security and Automatic Passenger Counting Systems are less improved than markets for vehicle-mounted products. We believe this is attributable to the unique nature of the various mechanisms related to federal funding in the market and, if so, we believe the engineered systems related part of our business should improve, although at a rate slower than that of new bus vehicle manufacturer related products. Recently announced order activity, in our opinion, tends to validate that belief.
     We also note that legislation being offered in both the U.S. House of Representatives and the U.S. Senate could possibly significantly increase funding for security related investments by customers in our market in the longer term. The engineered systems related part of our business includes security related products, technology and capabilities.
OUR LIQUIDITY AND CAPITAL RESOURCES
Cash Flows For the Three months Ended March 31, 2007 and 2006
     Our operating activities provided (used) net cash of $496,000 and $(1.0) million for the three months ended March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007, sources of cash primarily resulted from a decrease in accounts receivable of $1.1 million, a decrease in prepaids and other current assets of $71,000, and an increase in accrued expenses of $235,000. Primary uses of cash resulted from a net loss of $770,000, an increase in other receivables of $225,000, an increase in inventories of $181,000, and a decrease in accounts payable of $306,000. Non-cash expense items totaling $482,000 were for deferred income taxes, depreciation and amortization, loss on sale of fixed assets, common stock issued in lieu of cash compensation, stock based compensation expense, minority interest, and a gain on foreign currency transactions.
     Our investing activities used cash of $139,000 and $109,000 for the three months ended March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007 and 2006, the primary uses of cash were for expenditures relating to internally developed software and purchases of computer, test, and office equipment. We do not anticipate any significant change in expenditures for or sales of capital equipment in the near future.
     Our financing activities provided (used) net cash of $(378,000) and $1.1 million for the three months ended March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007, our primary sources of cash were from borrowings under asset-based lending agreements for both our U.S and our foreign subsidiaries. Our primary uses of cash for financing activities were payment of dividends and repayment of borrowings under the asset-based lending agreements of $36,000 and $17.0 million, respectively.
Credit Agreements
     The Company’s primary source of liquidity and capital resources has been from financing activities. The Company has agreements with lenders under which revolving lines of credit have been established to support the working capital needs of our current operations. These lines of credit are as follows:
     The Company has an asset-based lending agreement with Laurus Master Fund, Ltd. (“Laurus Credit Agreement”) which provides up to $6.0 million in borrowings under a revolving credit facility. This credit facility is secured by all tangible and intangible assets of the Company in the U.S. and Canada. Borrowing availability under the Laurus Credit Agreement is based upon an advance rate equal to 90% of eligible accounts receivable and up to $2.0 million based upon 40% of eligible inventory. The interest rate on borrowings under the Laurus Credit Agreement is the Wall Street Journal prime rate plus 1.75%, subject to a floor of 8%. The Laurus Credit Agreement contains no financial covenants. At March 31, 2007, remaining borrowing availability under the revolving credit facility was approximately $1.0 million. Effective December 31, 2006, the Laurus Credit Agreement was amended to extend the maturity date from March 16, 2008 to June 30, 2008.
     Mobitec AB, the Company’s wholly owned Swedish subsidiary, has an agreement with a bank in Sweden from which it may currently borrow up to a maximum of 10 million Krona, or $1.4 million U.S. based upon the March 31, 2007, exchange rate of 0.1429. At March 31, 2007, $1.2 million U.S. was outstanding, resulting in additional borrowing availability of $249,000 U.S. The terms of this agreement require payment of an unused credit line fee equal to 0.50% of the unused portion and an average interest rate of 4.04% of the outstanding balance in the first quarter of 2007. This agreement is secured by certain assets of Mobitec AB. Of the $1.4 million borrowing capacity under this agreement, $1.0 million renews annually on a calendar-year basis and $429,000 renews at various periods agreed-upon by both parties, with current expiration of June 30, 2007. On or before expiration, the Company expects to renew this credit agreement with an agreement substantially similar in terms and conditions.
     Mobitec AB also has an agreement with the bank in Sweden from which it may borrow up to 9.0 million Krona, or $1.3 million U.S. At March 31, 2007, $1.1 million U.S. was outstanding, resulting in additional borrowing availability of $171,000 U.S. The line of credit bore an average interest rate in the first quarter of 2007 of 4.85% and was collateralized by accounts receivable of Mobitec AB. The agreement has an expiration date of December 31, 2007. On or before expiration, the Company expects to renew this credit agreement with an agreement substantially similar in terms and conditions.
     Mobitec GmbH, the Company’s wholly owned subsidiary in Germany, has an agreement with a German bank from which it may currently borrow up to a maximum of 512,000 Euros or $683,000 U.S. based upon the March 31, 2007, exchange rate of 1.3335. At March 31, 2007, $656,000 U.S. was outstanding, resulting in additional borrowing availability of $27,000 U.S. The line of credit bore an average interest rate in the first quarter of 2007 of 4.85% and was collateralized by accounts receivable and inventories of Mobitec GmbH. This agreement has an open-ended term.
     Additionally, as of March 31, 2007, the Company has outstanding the following note payable and long-term debt:
     Note Payable. On April 28, 2006, the Company, along with certain of its subsidiaries, entered into a Securities Purchase Agreement with Laurus whereby the Company issued a one-year, secured term promissory note in the original principal amount of $1.6 million (the “Laurus Note”). Under its original terms, the Laurus Note bears interest at an annual rate of 10%, with interest payable monthly in arrears, is secured by all U.S. assets of the Company, carries a $160,000 fee upon payment and matures April 28, 2007. As of March 31, 2007, the entire original principal amount of $1.6 million was outstanding on the Laurus Note. Pursuant to an amendment effective December 31, 2006, the $160,000 fee due at maturity was eliminated and the Company is allowed the option to extend up to $500,000 of the principal amount due under the Laurus Note until April 30, 2008. See “Divestiture of Digital Audio Corporation and Use of Proceeds” section below for disclosure of payment of a portion of the outstanding balance of the Laurus Note.
     Long-term Debt. A convertible subordinated debenture payable to a shareholder and Director of the Company, dated August 26, 2002, in the amount of $250,000, with an annual interest rate of 8.0%, is due in full on August 26, 2009, if not sooner redeemed or converted.
Divestiture of Digital Audio Corporation and Use of Proceeds
     On April 30, 2007, the Company and DAC entered into the Purchase Agreement with Dolphin, pursuant to which Dolphin acquired all of DAC’s issued and outstanding shares of common stock for the Purchase Price. The Purchase Price is subject to adjustment upon the Company providing Dolphin with DAC’s final balance sheet net book value as of April 30, 2007 within 30 days of the Closing Date. Dolphin paid $1.1 million of the Purchase Price on the Closing Date and issued the Company a promissory note for the remainder of the Purchase Price, which is payable in four equal annual installments and on which interest is payable semi-annually at the prime rate as published by the Wall Street Journal. Any adjustment to the Purchase Price resulting from adjustments to DAC’s preliminary balance sheet net book value as of April 30, 2007 will be added to or subtracted from the promissory note. The Purchase Agreement also provides for a closing payment adjustment based on a comparison of the first employee payroll payment to be made by DAC following the Closing Date with a previously agreed upon estimate. No adjustment to the Purchase Price resulted from this provision of the Purchase Agreement.
     Using proceeds received from Dolphin, on April 30, 2007, the Company exercised its option to extend $500,000 of the principal amount due under the Laurus Note until April 30, 2008 by making a payment of $1.1 million to Laurus to reduce the outstanding amounts due under the Laurus Note.
Management Conclusion
     We have incurred substantial losses to date, including a net loss applicable to common shareholders of $846,000 in the first quarter of 2007, and, as of March 31, 2007, have an accumulated deficit of $23.2 million. Operating losses in recent periods have narrowed as a result of increased sales and lower operating expenses and those improvements may continue in future periods. However, those results could vary and such variance could have a significant adverse effect on the Company’s liquidity. We believe that cost containment and expense reductions are essential if we are to achieve profitability and continue our current operations. During late 2006 and the first quarter of 2007, the Company implemented limited workforce reduction by attrition and, as a result, payroll expense was reduced by approximately $264,000 annually. Management has additionally implemented, effective in the second quarter of 2007, adjustments to the work force to reduce expenses by an estimated $1.2 million annually, bringing the total reduction of expenses of such actions to an estimated $1.4 million annually. We cannot assure you these expense reductions or expense reductions that may occur in the future will be sufficient to allow us to achieve profitability or continue our operations.
     Our primary source of liquidity and capital resources has been from financing activities. The payment of $1.1 million on the Laurus Note in April, 2007 addressed a significant short-term liquidity need. However, we expect to require additional financing to continue to support operations. Historically, we have supplementally financed operations through private placements of our securities. However, there can be no assurances that such placements will occur or be possible in the future.
     Currently, we are managing our cash accounts on a day-to-day basis and have deferred payments on trade payables which are otherwise due to vendors that supply component parts critical to producing the products we sell to our customers. Further deferrals of payments to these critical vendors could result in one or more of these vendors placing us on credit hold and not making further shipments to us until we have paid past due amounts. If this occurs and we are unable to cause such vendors to resume shipments before our on-hand inventory of those components is exhausted, we may be unable to fulfill customer orders for our products. The failure to meet customer orders in a timely fashion could cause us to lose customers or cause our customers to reduce their orders for our products. In either event, this could substantially reduce our revenues and have a material adverse effect on the Company’s financial position.
     Any or all of the circumstances described herein could cause us to be unable to continue our operations. These circumstances raise substantial doubt about our ability to continue as a going concern.
Impact of Inflation

     We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2007 and 2006. However, there can be no assurance that future inflation would not have an adverse impact upon our future operating results and financial condition.
FORWARD-LOOKING STATEMENTS
     “Forward-looking” statements appear throughout this Quarterly Report. We have based these forward-looking statements on our current expectations and projections about future events. It is important to note our actual results could differ materially from those contemplated in our forward-looking statements as a result of various factors, including those described in Part II, Item 1A “Risk Factors” and in our 2006 Annual Report on Form 10-K in Item 7A, “Quantitative and Qualitative Disclosure About Market Risk,” as well as all other cautionary language in this Quarterly Report. In some cases, readers can identify forward-looking statements by the use of words such as “believe”, “anticipate”, “expect”, and similar expressions. Readers should be aware that the occurrence of the events described in these considerations and elsewhere in this Quarterly Report could have an adverse effect on the business, results of operations or financial condition of the entity affected.
Forward-looking statements in this Quarterly Report include, without limitation, the following statements regarding:
•	our ability to meet our capital requirements;
•	our ability to meet and maintain our existing debt obligations, including obligations to make payments under such debt instruments;
•	our future cash flow position;
•	our ability to obtain lender financing sufficient to meet our working capital requirements;
•	our efforts to manage and effect certain necessary fixed cost reductions;
•	our ability to achieve other expense reductions;
•	the timing or amount of future revenues;
•	product sales in future periods;
•	the effectiveness of any of management’s strategic objectives or initiatives or the implications thereof on our shareholders, creditors, or other constituencies;
•	expected results;
•	current trends and indicators;
•	our ability to implement plans for complying with Section 404 of the Sarbanes-Oxley Act of 2002;
•	recent legislative action affecting the transportation and/or security industry, including, without limitation, the Safe, Accountable, Flexible, Efficient, Transportation Equity Act – A Legacy for Users, and any successor legislation;
•	the impact of the recent passage of the Safe, Accountable, Flexible, Efficient, Transportation Equity Act – A Legacy for Users;
•	changes in federal or state funding for transportation and or security-related funding;
•	possible growth through acquisitions;
•	future sources of capital to fund such growth, including sources of additional equity financing;
•	anticipated advancements in technology related to our products and services;
•	future product and service offerings;
•	the success of product and service introductions;
•	the ability to include additional security features to existing products and services;
•	the potential positive effect such additional security features may have on revenues;
•	the expected contribution of sales of new and modified security related products to our profitability;
•	future events or expectations including the expected timing of order deliveries;
•	the expected customer acceptance of products;
•	potential benefits our security features may have for our customers;
•	the success of special alliances with various product partners;
•	the availability of alternate suppliers of the component parts required to manufacture our products; and
•	our intellectual property rights and our efforts to protect and defend such rights.
     Readers should be aware that all of our forward-looking statements are subject to a number of risks, assumptions and uncertainties, such as risks regarding:
•	our ability to continue as a going concern;
•	our ability to meet our capital requirements;

•	our ability to meet and maintain our debt obligations, including obligations to make payments under such debt instruments;
•	our future cash flow position;
•	our ability to obtain lender financing sufficient to meet our working capital requirements;
•	our ability to effect desired and planned reductions in certain fixed costs;
•	our ability to achieve other expense reductions;
•	management’s strategic objectives or initiatives that may not be effective;
•	assumptions behind future revenue timing or amounts that may not prove accurate over time;
•	current trends and indicators that may not be indicative of future results;
•	loss of customers or decline in customer demand for our products and services;
•	reductions in federal and/or state funding for the transportation and/or security industry;
•	our ability to grow through acquisitions;
•	our ability to secure additional sources of capital to fund growth, including our ability to secure additional equity financing;
•	future technological advances that may not occur when anticipated or future technological advances that will make our current product and service offerings obsolete;
•	potential benefits our security products may have for our customers that do not materialize;
•	our ability to meet expected timing of order deliveries;
•	product and service offerings that may not be accepted by our customers;
•	product and service introductions that may not produce desired revenue results;
•	our ability to create meaningful security product features in either new or existing products;
•	the uncertainties surrounding our anticipated success of special alliances with various product partners;
•	our ability to address and remediate any deficiencies in our internal controls over financial reporting and/or our disclosure controls;
•	insufficient internal controls over financial reporting that may cause us to fail to meet our reporting obligations, result in material misstatements in our financial statements, and negatively affect investor confidence;
•	our efforts to implement plans to comply with Section 404 of the Sarbanes-Oxley Act of 2002;
•	our ability to obtain alternate suppliers of our component parts if our current suppliers are no longer available or cannot meet our future needs for such parts; and
•	our efforts to protect and defend our intellectual property rights.
     This list is only an example of the risks that may affect the forward-looking statements. If any of these risks or uncertainties materialize (or if they fail to materialize), or if the underlying assumptions are incorrect, then actual results may differ materially from those projected in the forward-looking statements.
     Additional factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, without limitation, those discussed elsewhere in this Quarterly Report, and in our 2006 Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our analysis, judgment, belief or expectation only as of the date of this Quarterly Report. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this Quarterly Report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no significant changes in the Company’s exposure to market risk since December 31, 2006. See Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
ITEM 4T. CONTROLS AND PROCEDURES
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

Evaluation of Disclosure Controls and Procedures
     As of March 31, 2007, management, including our principal executive officer and principal financial officer, performed an in-depth review of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports filed under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic SEC reports.
     There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2007, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Required Reporting on Internal Control Over Financial Reporting
     Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”) requires management to assess internal controls over financial reporting and requires auditors to attest to that assessment. The Securities and Exchange Commission, on December 15, 2006, adopted new measures to grant relief to smaller public companies by extending the date of compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Under these new measures, the Company will be required to comply with the Act in two phases. The first phase will be effective for the Company’s fiscal year ending December 31, 2007 and will require the Company to issue a management report on internal control over financial reporting. The second phase will require the Company to provide an auditor’s attestation report on internal control over financial reporting beginning with the Company’s fiscal year ending December 31, 2008.
     We will incur significant increased costs in implementing and responding to these requirements. In particular, the rules governing the standards that must be met for management to assess its internal controls over financial reporting under Section 404 are complex, and require significant documentation, testing and possible remediation. Nothing discussed herein should be interpreted by the reader so as to conclude the Company is currently compliant with the Act.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The Company, in the normal course of its operations, is involved in legal actions incidental to the business. In management’s opinion, the ultimate resolution of these matters will not have a material adverse effect upon the current financial position of the Company or future results of operations.
     Mr. Lawrence A. Taylor was a director of the Company and, until October 2004, was the Company’s Chief Financial Officer, and until August 2005, the Company’s Executive Vice President of Corporation Development. As such, it was Mr. Taylor’s primary responsibility to identify and pursue mergers and acquisitions. In August 2005, when it became apparent the Company’s finances would not support merger and acquisition activities, Mr. Taylor’s position was eliminated. Mr. Taylor seeks to refute certain provisions of his employment agreement and has stated his intention to arbitrate a claim for, among other things, wrongful termination and age discrimination under the Age Discrimination in Employment Act of 1967 (ADEA). Over a year after his position was eliminated, Mr. Taylor filed a charge of age discrimination with the Equal Employment Opportunity Commission (“EEOC”) alleging discrimination. A mediation conference was held on January 15, 2007 without resolution of any matters. Mr. Taylor’s claim with the EEOC was dismissed without investigation on February 7, 2007. The EEOC’s termination of its investigation does not certify that we are in compliance with ADEA, nor does it affect the rights of Mr. Taylor to file suit under the statutes. Mr. Taylor has not pursued any remedy for his claims, including mandatory arbitration. The Company believes his claims are without merit and does not believe the matter will have a material impact on the Company.
     Mr. David N. Pilotte, who served as the Company’s Chief Financial Officer until June 9, 2006, stated an intention to arbitrate a claim for severance compensation. On September 21, 2006, Mr. Pilotte filed an action in Dallas County (Texas) Court alleging that Digital Recorders, Inc., and others affiliated with the Company, have wrongfully withheld such payments in a lump sum form and further that the Company and certain of its officers have provided misleading or false information and representations to him and others. Mr. Pilotte seeks a lump sum payment of all remaining severance obligations, statutory and liquidated damages provided under the North Carolina Wage and Hour Act, as well as reasonable attorney’s fees. The Company paid severance compensation to him in the form of standard payroll installments, and such payments were completed in full, as of March 2007. The parties to this action are contemplating an agreement whereby certain parties and claims will be dismissed, and the remaining dispute shall be resolved through arbitration. The Company believes Mr. Pilotte’s claims are without merit and does not believe the matter will have a material impact on the Company.
ITEM 1A. RISK FACTORS
     Many of the risks discussed below have affected our business in the past, and many are likely to continue to do so. These risks may materially adversely affect our business, financial condition, operating results or cash flows, or the market price of our Common Stock.
Risks Related to Indebtedness, Financial Condition and Results of Operations
     There is substantial doubt concerning our ability to continue as a going concern. The financial statements contained in this Quarterly Report on Form 10-Q have been prepared assuming we will continue as a going concern. However, substantial doubt exists concerning our ability to do so. We have incurred substantial losses to date, including a net loss applicable to common shareholders of $846,000 in the first quarter of 2007, and, as of March 31, 2007, have an accumulated deficit of $23.2 million. We believe that cost containment and expense reductions are essential if we are to continue our current operations, but we cannot assure you that we will be able to achieve sufficient cost reductions to allow us to do so.
     Our primary source of liquidity and capital resources has been from financing activities. The payment of $1.1 million on the outstanding note payable with Laurus Master Fund, Ltd. in April, 2007 addressed a significant short-term liquidity need. However, we expect to require additional financing to continue to support operations. Historically, we have supplementally financed operations through private placements of our securities. However, there can be no assurances that such placements will occur or be possible in the future.
     Currently, we are managing our cash accounts on a day-to-day basis and have deferred payments on trade payables which are otherwise due to vendors that supply component parts critical to producing the products we sell to our customers. Further deferrals of payments to these critical vendors could result in one or more of these vendors placing us on credit hold and not making further shipments to us until we have paid past due amounts. If this occurs and we are unable to cause such vendors to resume shipments before our on-hand inventory of those components is exhausted, we may be unable to fulfill customer orders for our products. The failure to meet customer orders in a timely fashion could cause us to lose customers or cause our customers to reduce their orders for our products. In either event, this could substantially reduce our revenues and have a material adverse effect on the Company’s financial position.
     Any or all of the circumstances described herein could cause us to be unable to continue our operations. These circumstances raise substantial doubt about our ability to continue as a going concern.
     Our substantial debt could adversely affect our financial position, operations and ability to grow. As of March 31, 2007, our total debt of approximately $9.1 million consisted of long-term debt in the amount of $254,000, most of which is classified as current, and short-term debt of $8.8 million. Included in the long-term debt is $250,000 outstanding under an 8.0% convertible debenture held by a shareholder and director payable in full August 26, 2009. Included in the short-term debt is $7.2 million under our domestic and European revolving credit facilities and $1.1 million and $500,000 under a promissory note due on April 28, 2007 and April 30, 2008, respectively. Our domestic revolving credit facility, with an outstanding balance of $4.3 million as of March 31, 2007, is payable in full on June 30, 2008. Our European revolving credit facilities have outstanding balances of $2.3 million as of March 31, 2007 under agreements with a Swedish bank with expiration dates of June 30, 2007 and December 31, 2007 and an outstanding balance of $656,000 as of March 31, 2007 under an agreement with a German bank with an open-ended term. On or before the expiration dates, the Company expects to renew the credit agreements with the Swedish bank with agreements substantially similar in terms and conditions. Our substantial indebtedness could have adverse consequences in the future, including without limitation:
•	we could be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, which would reduce amounts available for working capital, capital expenditures, research and development and other general corporate purposes;

•	our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate could be limited;

•	we may be more vulnerable to general adverse economic and industry conditions;

•	we may be at a disadvantage compared to our competitors that may have less debt than we do;

•	it may be more difficult for us to obtain additional financing that may be necessary in connection with our business;

•	it may be more difficult for us to implement our business and growth strategies; and

•	we may have to pay higher interest rates on future borrowings.
     Some of our debt bears interest at variable rates, which may have material adverse effects on our business if they increase. If interest rates increase, or if we incur additional debt, the potential adverse consequences to our business and operations, including those described above, may be intensified. If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay planned expansion and capital expenditures, sell assets, obtain additional equity financing or restructure our debt. Some of our existing credit facilities contain covenants that, among other things, limit our ability to incur additional debt.
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
     Our operating results may continue to fluctuate. Our operating results may fluctuate from period to period and period over period depending upon numerous factors, including:
•	customer demand and market acceptance of our products and solutions;

•	new product introductions;

•	variations in product mix;

•	delivery due-date changes; and

•	other factors.
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
     We depend on third parties to supply components we need to produce our products. Our products and solutions are dependent upon the availability of quality components that are procured from third-party suppliers. Reliance upon suppliers, as well as industry supply conditions, generally involves several risks, including the possibility of defective parts (which can adversely affect the reliability and reputation of our products), a shortage of components and reduced control over delivery schedules (which can adversely affect our manufacturing efficiencies) and increases in component costs (which can adversely affect our profitability). As an example, in 2006, our European subsidiaries experienced shortages in the supply of aluminum extrusion materials, which are key components in our destination sign manufacturing process. This shortage, combined with other delivery planning difficulties, caused fulfillment and delivery of certain customer orders in our European market to be delayed. We have resolved this issue, but cannot be certain it will not occur in the future, and to the extent it does occur, may result in lost sales opportunities in Europe, which may in turn have a material adverse effect on our results of operations.
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
     We may not be able to recruit or retain a qualified workforce. Our success depends in large part upon our ability to attract, motivate and retain an effective management team, qualified engineering staff and a reliable workforce. Qualified personnel to fill these positions are in short supply from time to time. An inability to recruit and retain qualified individuals could have a material adverse effect on our financial condition.
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
     Risks Related to Our International Operations
     There are numerous risks associated with international operations, which represent a significant part of our business. Our international operations generated approximately 50% of our sales in fiscal year 2006 and approximately 52% of our sales in the first quarter of 2007. Our sales outside the United States were primarily in Europe (particularly the Nordic countries), South America, the Middle East, and Australia. The success and profitability of international operations are subject to numerous risks and uncertainties, such as economic and labor conditions, political instability, tax laws (including U.S. taxes upon foreign subsidiaries), and changes in the value of the U.S. dollar versus the local currency in which products are sold. Any unfavorable change in one or more of these factors could have a material adverse effect upon us.
     Complying with foreign tax laws can be complicated, and we may incur unexpected tax obligations in some jurisdictions. We maintain cash deposits in foreign locations and many countries impose taxes or fees upon removal from the country of cash earned in that country. While we believe our tax positions in the foreign jurisdictions in which we operate are proper and fully defensible, tax authorities in those jurisdictions may nevertheless assess taxes and render judgments against us. In such an event, we could be required to make unexpected cash payments in satisfaction of such assessments or judgments or incur additional expenses to defend our position. As an example, the Company’s Brazilian subsidiary was assessed $1.5 million in Industrialized Products Taxes, a form of federal value-added tax in Brazil, and related penalties and fines in 2006. The assessment was the result of an audit performed by Brazil’s Federal Revenue Service in 2006 and varying interpretations of Brazil’s complex tax law by the FRS and the Company.
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
     Risks Related to Our Equity Securities and Convertible Debentures
     The public market for our Common Stock may be volatile. We cannot assure you that an active trading market will be sustained or that the market price of our Common Stock will not decline. The market price of our Common Stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to factors such as:
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
     Further, the stock markets, and particularly the NASDAQ Capital Market, have experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many technology companies. These broad market factors have and may continue to adversely affect the market price of our Common Stock. In addition, general economic, political and market conditions, such as recessions, interest rate variations, international currency fluctuations, terrorist acts, military actions or war, may adversely affect the market price of our Common Stock.
     Our preferred stock and convertible debentures have preferential rights over our Common Stock. We currently have outstanding shares of Series AAA Redeemable, Nonvoting, Convertible Preferred Stock, Series E Redeemable, Nonvoting, Convertible Preferred Stock, Series G Redeemable, Convertible Preferred Stock, and Series H Redeemable, Convertible Preferred Stock as well as an eight percent (8.0%) convertible debenture, all of which have rights in preference to holders of our Common Stock in connection with any liquidation of the Company. The aggregate liquidation preference is $890,000 for the Series AAA Preferred, $915,000 for the Series E Preferred, $1.9 million for the Series G Preferred, and $275,000 for the Series H Preferred, in each case plus accrued but unpaid dividends, and the aggregate principal amount of the outstanding eight percent (8.0%) convertible debenture is $250,000. Holders of the Series AAA Preferred, Series E Preferred, Series G Preferred, and Series H Preferred are entitled to receive cumulative quarterly dividends at the rate of five percent (5.0%) per annum, seven percent (7.0%) per annum, eight percent (8.0%) per annum, and eight percent (8.0%) per annum, respectively, on the liquidation value of those shares. Dividends on the Series G Preferred are payable in kind in additional shares of Series G Preferred and dividends on the Series H Preferred are payable in kind in additional shares of Series H Preferred. The purchase agreements, pursuant to which we issued our outstanding eight percent (8.0%) convertible debenture, as well as our domestic senior credit facility, prohibit the payment of dividends to holders of our Common Stock. The holder of the debenture has the right to require us to redeem the debenture upon the occurrence of certain events, including certain changes in control of the Company or our failure to continue to have our stock listed on the NASDAQ Stock Market or another stock exchange. In such an event, the holder would have the right to require us to redeem the debenture for an amount equal to the principal amount plus an 18% annual yield on the principal amount through the date of redemption, and we might not have the ability to make the required redemption payments. The preferential rights of the holders of our convertible debenture and preferred stock could substantially limit the amount, if any, that the holders of our Common Stock would receive upon any liquidation of the Company.
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
     During the three months ended March 31, 2007, the Company issued 16,380 shares to seven individuals under this plan at an average price of $1.28 per share in lieu of $21,000 in cash compensation. Section 16 reports filed with the Securities and Exchange Commission include the actual prices at which shares were issued to each individual.
     The issuances set forth above were made pursuant to the private placement exemption available under Section 4(2) of the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS
     The following documents are filed herewith or have been included as exhibits to previous filings with the SEC and are incorporated herein by this reference:

Exhibit No.	Document
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference from the Company’s Registration Statement on Form S-3, filed with the SEC on December 23, 2003)

3.2	Articles of Amendment to Articles of Incorporation of the Company containing Certificate of Designation of Series E Redeemable Nonvoting Convertible Stock (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on November 12, 2003)

3.3	Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series F Convertible Preferred Stock (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on April 14, 2004)

3.4	Articles of Amendment to the Articles of Incorporation of the Company containing Series AAA Preferred Stock Change in Quarterly Dividend Accrual and Conversion Price (incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2004)

3.5	Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series G Redeemable Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed on June 28, 2005)

3.6	Articles of Correction of Articles of Amendment to the Articles of Incorporation of the Company containing a correction to an error in the Amended Certificate of Designation of Series G Redeemable Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2005)

3.7	Articles of Amendment to the Articles of Incorporation of the Company containing an amendment to eliminate a staggered election of Board members (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2005)

3.8	Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series H Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed on November 4, 2005)

3.9	Articles of Amendment to Articles of Incorporation of the Company containing Certificate of Designation of Series I Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)

3.10	Amended and Restated Bylaws of the Company (incorporated herein by reference from the Company’s Registration Statement on Form SB-2)

3.11	Amendment to Amended and Restated Bylaws of the Company (incorporated herein by reference from the Company’s Proxy Statement for the Annual Meeting of Shareholders for fiscal year 2000, filed with the SEC on June 6, 2001)

3.12	Amended and Restated Bylaws of the Company (incorporated herein by reference to the Company’s Report on Form 8-K filed on September 18, 2006)

3.13	Amendment No. 1 to the Company’s Certificate of Designation with respect to its Series D Junior Participating Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on September 28, 2006)

Exhibit No.	Document
4.5	Rights Agreement, dated as of September 22, 2006, between the Company and American Stock Transfer & Trust Company, as Rights Agent, together with the following exhibits thereto: Exhibit A – Certificate of Designation of Series D Junior Participating Preferred Stock of Digital Recorders, Inc. and the Amendment to Certificate of Designation of Series D Junior Participating Preferred Stock of Digital Recorders, Inc.; Exhibit B – Form of Right Certificate; and Exhibit C – Summary of Rights to Purchase Shares (incorporated herein by reference to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 2, 2006)

4.6	Omnibus Amendment dated as of January 10, 2007, effective December 31, 2006, by and among the Company, TwinVision of North America, Inc., Digital Audio Corporation, Robinson-Turney International, Inc., and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s report on Form 8-K filed with the SEC on January 16, 2007)

4.7	Amended and Restated Secured Term Note dated as of January 10, 2007, effective December 31, 2006, by and between the Company, TwinVision of North America, Inc., Digital Audio Corporation, Robinson-Turney International, Inc., and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on January 16, 2007)

4.8	Second Amended and Restated Registration Rights Agreement dated as of January 10, 2007, effective December 31, 2006, by and between the Company and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on January 16, 2007)

10.1	Secured Non-Convertible Revolving Note between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.2	Security Agreement (with Schedules) between the Company and Laurus Master Fund, Ltd. dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.3	Grant of Security Interest in Patents and Trademarks (with Schedules) between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.4	Stock Pledge Agreement (with Schedules) between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.5	Registration Rights Agreement between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.6	Common Stock Purchase Warrant between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.7	Share Purchase Agreement between the Company and Transit Vehicle Technology Investments, Inc., dated March 21, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)

10.8	Stock Purchase Warrant between the Company and Transit Vehicle Technology Investments, Inc., dated March 21, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)

10.9	Registration Rights Agreement between the Company and Transit Vehicle Technology Investments, Inc., dated March 21, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)

Exhibit No.	Document
10.10	Securities Purchase Agreement dated as of April 28, 2006, by and between Digital Recorders, Inc., TwinVision of North America, Inc., Digital Audio Corporation, and Robinson-Turney International, Inc., and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)

10.11	Secured Term Note by Digital Recorders, Inc., TwinVision of North America, Inc., Digital Audio Corporation, and Robinson-Turney International, Inc., issued to Laurus Master Fund, Ltd., in the original principal amount of $1,600,000 (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)

10.12	Common Stock Purchase Warrant dated as of April 28, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)

10.13	Amended and Restated Registration Rights Agreement dated as of April 28, 2006, by and between Digital Recorders, Inc. and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)

10.14	Share Purchase Agreement, dated as of April 30, 2007, entered into by and among Dolphin Direct Equity Partners, LP, Digital Audio Corporation and Digital Recorders, Inc. (filed herewith)

10.15	Promissory Note, dated April 30, 2007, by Dolphin Direct Equity Partners, LP issued to Digital Recorders, Inc. in the original principal sum of $285,000 (filed herewith)

10.16	Waiver and Consent, dated as of April 30, 2007, entered into by and between Digital Recorders, Inc., TwinVision of North America, Inc., Digital Audio Corporation, Robinson-Turney International, Inc. and Laurus Master Fund, Ltd. (filed herewith)

31.1	Section 302 Certification of David L. Turney (filed herewith)

31.2	Section 302 Certification of Stephen P. Slay (filed herewith)

32.1	Section 906 Certification of David L. Turney (filed herewith)

32.2	Section 906 Certification of Stephen P. Slay (filed herewith)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
DIGITAL RECORDERS, INC.

Signature:	/s/ STEPHEN P. SLAY
By:	Stephen P. Slay
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	May 15, 2007

Exhibit Index

Exhibit No.	Document
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference from the Company’s Registration Statement on Form S-3, filed with the SEC on December 23, 2003)

3.2	Articles of Amendment to Articles of Incorporation of the Company containing Certificate of Designation of Series E Redeemable Nonvoting Convertible Stock (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on November 12, 2003)

3.3	Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series F Convertible Preferred Stock (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on April 14, 2004)

3.4	Articles of Amendment to the Articles of Incorporation of the Company containing Series AAA Preferred Stock Change in Quarterly Dividend Accrual and Conversion Price (incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2004)

3.5	Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series G Redeemable Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed on June 28, 2005)

3.6	Articles of Correction of Articles of Amendment to the Articles of Incorporation of the Company containing a correction to an error in the Amended Certificate of Designation of Series G Redeemable Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2005)

3.7	Articles of Amendment to the Articles of Incorporation of the Company containing an amendment to eliminate a staggered election of Board members (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2005)

3.8	Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series H Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed on November 4, 2005)

3.9	Articles of Amendment to Articles of Incorporation of the Company containing Certificate of Designation of Series I Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)

3.10	Amended and Restated Bylaws of the Company (incorporated herein by reference from the Company’s Registration Statement on Form SB-2)

3.11	Amendment to Amended and Restated Bylaws of the Company (incorporated herein by reference from the Company’s Proxy Statement for the Annual Meeting of Shareholders for fiscal year 2000, filed with the SEC on June 6, 2001)

3.12	Amended and Restated Bylaws of the Company (incorporated herein by reference to the Company’s Report on Form 8-K filed on September 18, 2006)

3.13	Amendment No. 1 to the Company’s Certificate of Designation with respect to its Series D Junior Participating Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on September 28, 2006)

4.5	Rights Agreement, dated as of September 22, 2006, between the Company and American Stock Transfer & Trust Company, as Rights Agent, together with the following exhibits thereto: Exhibit A – Certificate of Designation of Series D Junior Participating Preferred Stock of Digital Recorders,

Exhibit No.	Document
Inc. and the Amendment to Certificate of Designation of Series D Junior Participating Preferred Stock of Digital Recorders, Inc.; Exhibit B – Form of Right Certificate; and Exhibit C – Summary of Rights to Purchase Shares (incorporated herein by reference to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 2, 2006)

4.6	Omnibus Amendment dated as of January 10, 2007, effective December 31, 2006, by and among the Company, TwinVision of North America, Inc., Digital Audio Corporation, Robinson-Turney International, Inc., and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s report on Form 8-K filed with the SEC on January 16, 2007)

4.7	Amended and Restated Secured Term Note dated as of January 10, 2007, effective December 31, 2006, by and between the Company, TwinVision of North America, Inc., Digital Audio Corporation, Robinson-Turney International, Inc., and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on January 16, 2007)

4.8	Second Amended and Restated Registration Rights Agreement dated as of January 10, 2007, effective December 31, 2006, by and between the Company and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on January 16, 2007)

10.1	Secured Non-Convertible Revolving Note between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.2	Security Agreement (with Schedules) between the Company and Laurus Master Fund, Ltd. dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.3	Grant of Security Interest in Patents and Trademarks (with Schedules) between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.4	Stock Pledge Agreement (with Schedules) between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.5	Registration Rights Agreement between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.6	Common Stock Purchase Warrant between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.7	Share Purchase Agreement between the Company and Transit Vehicle Technology Investments, Inc., dated March 21, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)

10.8	Stock Purchase Warrant between the Company and Transit Vehicle Technology Investments, Inc., dated March 21, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)

10.9	Registration Rights Agreement between the Company and Transit Vehicle Technology Investments, Inc., dated March 21, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)

10.10	Securities Purchase Agreement dated as of April 28, 2006, by and between Digital Recorders, Inc., TwinVision of North America, Inc., Digital Audio Corporation, and Robinson-Turney International, Inc., and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)

Exhibit No.	Document
10.11	Secured Term Note by Digital Recorders, Inc., TwinVision of North America, Inc., Digital Audio Corporation, and Robinson-Turney International, Inc., issued to Laurus Master Fund, Ltd., in the original principal amount of $1,600,000 (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)

10.12	Common Stock Purchase Warrant dated as of April 28, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)

10.13	Amended and Restated Registration Rights Agreement dated as of April 28, 2006, by and between Digital Recorders, Inc. and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)

10.14	Share Purchase Agreement, dated as of April 30, 2007, entered into by and among Dolphin Direct Equity Partners, LP, Digital Audio Corporation and Digital Recorders, Inc. (filed herewith)

10.15	Promissory Note, dated April 30, 2007, by Dolphin Direct Equity Partners, LP issued to Digital Recorders, Inc. in the original principal sum of $285,000 (filed herewith)

10.16	Waiver and Consent, dated as of April 30, 2007, entered into by and between Digital Recorders, Inc., TwinVision of North America, Inc., Digital Audio Corporation, Robinson-Turney International, Inc. and Laurus Master Fund, Ltd. (filed herewith)

31.1	Section 302 Certification of David L. Turney (filed herewith)

31.2	Section 302 Certification of Stephen P. Slay (filed herewith)

32.1	Section 906 Certification of David L. Turney (filed herewith)

32.2	Section 906 Certification of Stephen P. Slay (filed herewith)