Form 10-Q
period 2007-09-30
DRI CORP
filed 2007-11-13
CIK 853695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
Commission File Number 0-28539
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
     Indicate the number of shares outstanding of the Registrant’s Common Stock as of October 31, 2007:

Common Stock, par value $.10 per share	11,178,599
(Class of Common Stock)	Number of Shares

DRI CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
DRI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share amounts)

	September 30, 2007	December 31, 2006
	(Unaudited)	(Note 1)
ASSETS
Current Assets
Cash and cash equivalents	$238	$611
Trade accounts receivable, net	11,056	10,100
Current portion of note receivable	86	—
Other receivables	489	147
Inventories	9,078	9,057
Prepaids and other current assets	473	422
Assets of discontinued operations	—	1,728

Total current assets	21,420	22,065

Property and equipment, net	2,833	2,906
Long-term portion of note receivable	258	—
Goodwill	10,967	10,289
Intangible assets, net	1,130	1,110
Deferred tax assets, net	203	191
Other assets	404	797

Total assets	$37,215	$37,358

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Lines of credit	$5,440	$7,608
Notes payable, net	500	1,584
Loan payable	466	—
Current portion of long-term debt	250	254
Current portion of foreign tax settlement	477	393
Accounts payable	5,014	5,560
Accrued expenses	3,990	2,921
Preferred stock dividends payable	17	23
Liabilities of discontinued operations	—	74

Total current liabilities	16,154	18,417

Long-term debt and capital leases, long-term	26	42

Foreign tax settlement, long-term	1,089	1,087

Deferred tax liabilities	335	383

Minority interest in consolidated subsidiary	392	234

Commitments and contingencies (Notes 7 and 8)

Shareholders’ Equity
Series E Redeemable, Nonvoting, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 500 shares authorized; 85 and 183 shares issued and outstanding at September 30, 2007, and December 31, 2006, respectively; redeemable at the discretion of the Company at any time.	355	495
Series G Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 600 shares authorized; 402 and 379 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively; redeemable at the discretion of the Company after five years from date of issuance.	1,728	1,613
Series H Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 600 shares authorized; 58 and 54 shares issued and outstanding at September 30, 2007, and December 31, 2006, respectively; redeemable at the discretion of the Company after five years from date of issuance.	242	222
Series I Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 200 shares authorized; 0 and 104 shares issued and outstanding at September 30, 2007, and December 31, 2006, respectively; redeemable at the discretion of the Company after five years from date of issuance.	—	471
Series J Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 250 shares authorized; 90 and 0 shares issued and outstanding at September 30, 2007, and December 31, 2006, respectively; redeemable at the discretion of the Company at any time.	388	—
Series AAA Redeemable, Nonvoting, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 20,000 shares authorized; 178 shares issued and outstanding at September 30, 2007 and December 31, 2006; redeemable at the discretion of the Company at any time.	890	890
Common stock, $.10 par value, 25,000,000 shares authorized; 11,168,145 and 10,045,675 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively.	1,117	1,004
Additional paid-in capital	32,077	31,517
Accumulated other comprehensive income — foreign currency translation	4,404	3,397
Accumulated deficit	(21,982)	(22,414)

Total shareholders’ equity	19,219	17,195

Total liabilities and shareholders’ equity	$37,215	$37,358

See accompanying notes to unaudited consolidated financial statements.

DRI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(In thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$13,929	$12,371	$40,814	$36,085
Cost of sales	9,520	9,011	27,738	25,246

Gross profit	4,409	3,360	13,076	10,839

Operating expenses
Selling, general and administrative	3,174	3,756	10,351	11,047
Research and development	329	314	1,024	913

Total operating expenses	3,503	4,070	11,375	11,960

Operating income (loss)	906	(710)	1,701	(1,121)

Other income (loss)	4	24	43	(17)
Foreign currency gain	130	11	151	100
Interest expense	(276)	(330)	(924)	(818)

Total other income and expense	(142)	(295)	(730)	(735)

Income (loss) from continuing operations before income tax expense	764	(1,005)	971	(1,856)

Income tax expense	(138)	(59)	(162)	(175)

Income (loss) from continuing operations before minority interest in income of consolidated subsidiary	626	(1,064)	809	(2,031)

Minority interest in income of consolidated subsidiary	(127)	(159)	(158)	(229)

Income (loss) from continuing operations	499	(1,223)	651	(2,260)
Income (loss) from discontinued operations (Note 2)	—	212	(219)	333

Net income (loss)	499	(1,011)	432	(1,927)

Provision for preferred stock dividends	(76)	(77)	(220)	(221)
Amortization for discount on preferred stock	—	—	—	(49)

Net income (loss) applicable to common shareholders	$423	$(1,088)	$212	$(2,197)

Net income (loss) per share — basic
Continuing operations	$0.04	$(0.13)	$0.04	$(0.26)

Discontinued operations	$0.00	$0.02	$(0.02)	$0.03

Income (loss) per share applicable to common shareholders	$0.04	$(0.11)	$0.02	$(0.22)

Net income (loss) per share — diluted
Continuing operations	$0.04	$(0.13)	$0.04	$(0.26)

Discontinued operations	$0.00	$0.02	$(0.02)	$0.03

Income (loss) per share applicable to common shareholders	$0.04	$(0.11)	$0.02	$(0.22)

Weighted average number of common shares and common share equivalent outstanding
Basic	11,131,248	9,801,789	10,606,347	9,777,044

Diluted	11,711,753	9,801,789	11,020,059	9,777,044

See accompanying notes to unaudited consolidated financial statements.

DRI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities
Net income (loss)	$432	$(1,927)
(Loss) income from discontinued operations	(219)	333

Income (loss) from continuing operations	651	(2,260)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Deferred income taxes	(53)	3
Depreciation and amortization of property and equipment	810	873
Amortization of intangible assets	100	83
Amortization of deferred financing costs	216	210
Amortization of beneficial conversion feature	—	81
Amortization of the fair value of warrants	188	192
Bad debt expense	22	300
Stock issued in lieu of cash compensation	57	63
Stock-based compensation expense	28	5
Write-down of inventory for obsolescence	119	114
(Gain) loss on sale of fixed assets	(3)	9
Other, primarily effect of foreign currency gain/loss	(272)	(124)
Minority interest in income of consolidated subsidiary	158	229
Changes in operating assets and liabilities
Increase in trade accounts receivable	(344)	(2,636)
Increase in other receivables	(301)	(238)
(Increase) decrease in inventories	302	(650)
Increase in prepaids and other current assets	(34)	(55)
Increase in other assets	—	(6)
Increase (decrease) in accounts payable	(729)	135
Increase (decrease) in accrued expenses	877	(11)
Decrease in foreign tax settlement	(128)	—

Net cash provided by (used in) continuing operations	1,664	(3,683)
Net cash (used in) provided by discontinued operations	(68)	754

Net cash provided by (used in) operating activities	1,596	(2,929)

Cash flows from investing activities
Proceeds from sale of fixed assets	65	3
Purchases of property and equipment	(195)	(142)
Investments in software development	(472)	(153)
Proceeds from sale of DAC	1,100	—

Net cash provided by (used in) continuing operations	498	(292)
Net cash used in discontinued operations	—	(21)

Net cash provided by (used in) investing activities	498	(313)

Cash flows from financing activities
Proceeds from bank borrowings and lines of credit	48,267	49,849
Principal payments on bank borrowings and lines of credit	(51,264)	(47,056)
Issuance of common stock	173	—
Proceeds from issuance of Preferred stock, net of costs	411	485
Payments related to financing of new line of credit	—	(329)
Payments related to financing of note payable	—	(81)
Payment of dividends on Preferred stock	(92)	(101)

Net cash (used in) provided by financing activities	(2,505)	2,767

Effect of exchange rate changes on cash and cash equivalents	38	52

Net decrease in cash and cash equivalents	(373)	(423)

Cash and cash equivalents at beginning of period	611	807

Cash and cash equivalents at end of period	$238	$384

See accompanying notes to unaudited consolidated financial statements.

	Nine Months Ended September 30,
	2007	2006
Supplemental disclosures of non-cash investing and financing activities:

Conversion of preferred stock to common stock	$1,010	$120

Fair value of warrants issued in connection with sale of preferred stock	$23	$—

Note receivable in connection with sale of DAC	$344	$—

Fair value allocated to warrants issued in connection with sale of preferred stock	$—	$49

Amortization of preferred stock beneficial conversion feature	$—	$49

Amortization of convertible subordinated debenture beneficial conversion feature	$—	$81

Fair value of warrants issued in connection with promissory note	$—	$48

Fair value of warrants issued in connection with financing of new line of credit	$—	$590

Preferred stock dividends	$135	$170

See accompanying notes to unaudited consolidated financial statements.

DRI CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     In this Quarterly Report on Form 10-Q, we will refer to DRI Corporation as “DRI,” “Company,” “we,” “us” and “our.” DRI was incorporated in 1983 as Digital Recorders, Inc. In June, 2007 our shareholders approved changing the Company’s name to DRI Corporation. DRI’s Common Stock, $.10 par value per share (the “Common Stock”), trades on the NASDAQ Capital Market(™) under the symbol “TBUS.”
     Through its business units and wholly owned subsidiaries, DRI manufactures, sells, and services information technology and security related technology products either directly or through manufacturers’ representatives. DRI has historically operated within two business segments: (1) the Transportation Communications segment, and (2) the Law Enforcement and Surveillance segment. In April, 2007, the Company’s Digital Audio Corporation subsidiary (“DAC”), which comprised all of the operations of the Law Enforcement and Surveillance segment, was divested and is presented in the accompanying consolidated financial statements and notes as discontinued operations. Accordingly, the Company’s continuing operations consist of one operating segment. The Company markets to customers located in North and South America, the Far East, the Middle East, Asia, Australia, and Europe. Customers include municipalities, regional transportation districts, federal, state and local departments of transportation, and bus manufacturers.
(1) BASIS OF PRESENTATION AND DISCLOSURE
     The unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments and information (consisting only of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods presented.
     The year end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Annual Report”). The results of operations for the three months and nine months ended September 30, 2007, are not necessarily indicative of the results to be expected for the full fiscal year.
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
     In April 2007, we divested DAC (see Note 2). Using proceeds received from this divestiture, we addressed a significant short-term liquidity need by making payment of $1.1 million on the outstanding one-year, secured term promissory note in the original principal amount of $1.6 million (the “Note”) with Laurus Master Fund, Ltd. which was due April 30, 2007 (see Note 7). The remaining balance of the Note of $500,000 was extended to April 30, 2008.
     Effective in the second quarter of 2007, management implemented adjustments to our work force designed to reduce expenses by an estimated $1.2 million on an annualized basis. Management has reviewed other expenditures, both discretionary and non-discretionary, during 2007 to ensure the Company is obtaining the appropriate cost-benefit relationship for such expenditures. As a result of these expense reduction and cost containment efforts, combined with increased revenues in 2007, we reported net income applicable to common shareholders of $423,000 and $212,000 for the three and nine months ended September 30, 2007, respectively. We believe that continued cost containment, expense reductions, and revenue increases are essential if we are to sustain profitability and continue our current operations, but can give no assurances that we will be able to do so in future periods. Historically, we have supplementally financed operations through private placements of our securities. However, there can be no assurances that such placements will occur in future periods when needed or on terms that are favorable to the Company and its shareholders.
     We have an agreement with a lender under which a revolving line of credit has been established and which has a maturity date of June 30, 2008. At September 30, 2007, the outstanding balance of this credit facility was $3.2 million. We anticipate our cash resources will not be sufficient to make payment in full on the outstanding balance of this line of credit at the maturity date. We anticipate extending, renewing or refinancing this debt on or before the maturity date, but can give no assurances we will be able to do so on commercially reasonable terms or at all.
Product Warranties
     The Company provides a limited warranty for its products, generally for a period of one to three years. The Company’s standard warranties require the Company to repair or replace defective products during such warranty period at no cost to the customer. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product sales are recognized. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The following table summarizes product warranty activity during the nine months ended September 30, 2007, and 2006.

	Nine Months ended September 30,
	2007	2006
Balance at beginning of period	$384	$214
Additions charged to costs and expenses	54	145
Deductions	(118)	(113)
Foreign exchange translation loss	15	11

Balance at end of period	$335	$257

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
(2) DISCONTINUED OPERATIONS
     On April 30, 2007 (the “Closing Date”), the Company and DAC entered into a Share Purchase Agreement (the “Purchase Agreement”) with Dolphin Direct Equity Partners, LP (“Dolphin”), a Delaware limited partnership, pursuant to which Dolphin acquired all of DAC’s issued and outstanding shares of common stock for an aggregate purchase price that was preliminarily agreed to be $1.39 million, but was subject to adjustment after delivery of DAC’s financial balance sheet position as of the Closing Date (the “Purchase Price”). Dolphin paid $1.1 million of the Purchase Price on the Closing Date. The remainder of the Purchase Price, which the Company and Dolphin have mutually agreed to be $344,000, is reflected in a promissory note issued to the Company in the original principal amount of $344,000, payable in four equal annual installments of $86,000. Interest on the promissory note is payable semi-annually at the prime rate as published by the Wall Street Journal. This promissory note replaced the initial promissory note Dolphin issued to the Company on the Closing Date in the amount of $285,000, and this new note is reflected in the accompanying consolidated balance sheet as a note receivable. Additionally, pursuant to terms of the Purchase Agreement, the Company retained the exclusive right to purchase DAC’s products for resale in the United States for the two year period following the Closing Date. No gain or loss was recorded by the Company on this transaction.
     Dolphin is an affiliate of Dolphin Offshore Partners, L.P., which is the beneficial owner of 9.9% of our issued and outstanding Common Stock (as reported in our Definitive Proxy Statement filed with the SEC on April 30, 2007).
     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, this segment of the business is reported as discontinued operations and, accordingly, income and losses from discontinued operations have been reported separately from continuing operations. Amounts reported in prior periods have been retroactively adjusted in the accompanying consolidated statements of operations to remove them from their historical classifications to conform with this presentation. Net sales and income (loss) before income tax expense from discontinued operations for the three and nine months ended September 30, 2007 and 2006 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$—	$725	$239	$1,680

Income (loss) before income tax expense	—	212	(219)	333
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

     DAC comprised all of the operations of the Law Enforcement and Surveillance Segment of the Company. As a result of the divestiture of DAC, the Company has only one business segment, the Transportation Communications Segment.
(3) GOODWILL AND OTHER INTANGIBLE ASSETS
     The Company recorded goodwill in connection with its acquisitions of DAC and Mobitec AB. Upon the divestiture of DAC in April 2007 (see Note 2), goodwill was reduced by $961,000. Goodwill recorded for Mobitec AB has not changed from December 31, 2006 to September 30, 2007, other than an increase of $678,000 due to foreign exchange rate fluctuation.

(4) INVENTORIES

	September 30,
	2007	December 31,
	(Unaudited)	2006
	(In thousands)
Raw materials and system components	$6,564	$5,966
Work in process	129	119
Finished goods	2,385	2,972

Total inventories	$9,078	$9,057

(5) PROPERTY AND EQUIPMENT

	Estimated	September 30,
	Depreciable	2007	December 31,
	Lives (years)	(Unaudited)	2006
		(In thousands)
Leasehold improvements	5 — 9	$271	$271
Automobiles	5	16	16
Computer and telecommunications equipment	3	1,190	1,174
Software	3 — 5	4,400	4,123
Test equipment	3 — 5	194	189
Furniture and fixtures	3 — 7	2,708	2,473
Software projects in progress		470	54

		9,249	8,300
Less accumulated depreciation and amortization		6,416	5,394

Total property and equipment, net		$2,833	$2,906

(6) ACCRUED EXPENSES

	September 30,
	2007	December 31,
	(Unaudited)	2006
	(In thousands)
Salaries, commissions, and benefits	$1,328	$1,176
Taxes — payroll, sales, income, and other	822	620
Warranties	335	384
Current portion of capital leases	23	22
Interest payable	130	51
Deferred revenue	921	196
Other	431	472

Total accrued expenses	$3,990	$2,921

(7) LINES OF CREDIT AND NOTE PAYABLE
     (a) Domestic lines of credit and notes payable
     U.S. Working Capital Line of Credit. In March 2006, the Company entered into a two-year, asset-based lending agreement (“Laurus Credit Agreement”) with Laurus Master Fund, Ltd. (“Laurus”) to replace an existing lending agreement with LaSalle Business Credit (“LaSalle Credit Agreement”).  The Laurus Credit Agreement provides up to $6.0 million in borrowings under a revolving credit facility and is secured by all tangible and intangible assets of the Company in the U.S. Borrowing availability under the Laurus Credit Agreement is based upon an advance rate equal to 90 percent of eligible accounts receivable and up to $2.0 million based upon 40 percent of eligible inventory.  The interest rate on borrowings under the Laurus Credit Agreement is the Wall Street Journal prime rate (7.75% at September 30, 2007) plus 1.75%, subject to a floor of 8%.  The Laurus Credit Agreement contains no financial covenants. Borrowings under the revolving credit facility were used to retire all outstanding debt under the LaSalle Credit Agreement and have been and will be used for general corporate purposes.  At September 30, 2007, remaining borrowing availability under the revolving credit facility was approximately $1.5 million. The Company incurred expenses of $329,000 directly attributable to executing the Laurus Credit Agreement which have been recorded as deferred financing costs and are being amortized over the two-year term of the agreement. These deferred financing costs are included in other assets in the accompanying consolidated balance sheet as of September 30, 2007.
     In conjunction with the closing of the Laurus Credit Agreement, the Company issued Laurus detachable warrants to purchase, at any time, 550,000 shares of Common Stock at $0.10 per share (the “Closing Warrants”).  The fair value allocated to the warrants of $590,000, calculated using the Black-Scholes model, has been recorded as an asset to be amortized over the term of the Laurus Credit Agreement and was recorded as an increase in additional paid in capital. The unamortized balance of the fair value of the warrants was $172,000 at September 30, 2007, all of which was included in other assets in the accompanying consolidated balance sheet. Laurus agreed to not hold greater than 4.99% of the Company’s outstanding Common Stock at any time under the terms of the Laurus Credit Agreement.
     On April 28, 2006, the Company, along with certain of its subsidiaries, entered into a Securities Purchase Agreement with Laurus whereby the Company issued the Note. Under its original terms, the Note bears interest at an annual rate of 10%, with interest payable monthly in arrears, and matured April 28, 2007. The Note is secured by all U.S. assets of the Company pursuant to the Security Agreement executed as part of the Laurus Credit Agreement entered into in March 2006, which was extended to cover the Note. In addition, the Note carried a $160,000 fee upon payment of the Note, whether the Note is paid on or prior to the maturity date, which was being recognized ratably over the term of the Note. See amended terms of the Note and disclosure of payment of a portion of the outstanding principal of the Note below.
     As part of the Note financing, the Company granted Laurus warrants to purchase, at any time during a seven-year period, 80,000 shares of Common Stock at an exercise price of $2.00 per share (the “Note Warrants”). The fair value allocated to the Note Warrants of $49,000, calculated using the Black-Scholes model, was recorded as a contra-liability to be amortized over the term of the Note agreement and as an increase in additional paid in capital. The fair value of the Note Warrants became fully amortized in April 2007. Laurus agreed to a 12-month lock-up on trading of the Common Stock underlying the Note Warrants as well as on the Closing Warrants (collectively the “Laurus Warrants”). Pursuant to an Amended and Restated Registration Rights Agreement, the Company filed a registration statement with respect to the shares of Common Stock issuable upon exercise of the Laurus Warrants with the SEC on May 15, 2006, and the registration was declared effective on May 23, 2006. The lockup agreement relating to the Laurus Warrants expired in March 2007. In June 2007, Laurus elected to exercise the Closing Warrants and the Company issued to Laurus all 550,000 shares of our Common Stock underlying the Closing Warrants. Proceeds of $55,000 received by the Company from the exercise of the Closing Warrants were used for general corporate purposes.
     Fees and expenses related to the Note and issuance of the Note Warrants totaled approximately $81,000, netting proceeds to the Company of approximately $1.5 million, which was used for general corporate purposes. The related fees and expenses were recorded as deferred financing costs and amortized over the term of the Note. These deferred financing costs became fully amortized in April 2007.
     Pursuant to an Omnibus Amendment (the “Amendment”) effective December 31, 2006, and in exchange for the issuance by the Company to Laurus of 225,000 shares of our Common Stock (the “December 2006 Laurus Shares”) and the payment of a servicing fee by the Company to Laurus in the amount of $18,000, the Company and Laurus (1) increased the limitation on the amount of our Common Stock that Laurus is permitted to hold from 4.99% to 9.99%; (2) agreed that (a) Laurus shall not sell any of the December 2006 Laurus Shares until January 1, 2008, and (b) at any time after the first anniversary of the date of execution of the Amendment, Laurus shall not sell any of the December 2006 Laurus Shares in a number that, together with any sales by any affiliate of Laurus, would exceed 25% of the aggregate dollar trading volume of the Common Stock of the Company for the 22-day period immediately preceding such proposed sale; (3) extended the maturity date of the revolving credit facility under the Laurus Credit Agreement until June 30, 2008; (4) amended and restated the Note to (a) eliminate the $160,000 fee that was due and payable on the maturity date of the Note and (b) allow the Company the option to extend up to $500,000 of the principal amount due under the Note until April 30, 2008; and (5) amended and restated the Amended and Restated Registration Rights Agreement dated as of April 28, 2006, to require the Company to register the 225,000 shares of Common Stock issued to Laurus with the SEC within 365 days after issuance of such shares.
     On April 30, 2007, using proceeds received from the divestiture of DAC (see Note 2), the Company exercised its option to extend $500,000 of the $1.6 million principal amount due under the Note until April 30, 2008 by making a payment of $1.1 million to Laurus to reduce the outstanding amounts due under the Note. All other material terms of the Note remain unchanged and in effect.
     b) International lines of credit
     Mobitec AB, the Company’s wholly owned Swedish subsidiary, has agreements with a Swedish bank from which it may borrow up to a maximum of 19 million krona, or $3.0 million U.S., based on the September 30, 2007 exchange rate of 0.1554. In August 2007, Mobitec AB converted 3 million krona, or $466,000 U.S., of the outstanding balance under these agreements to a loan with principal payments to be made in four installments: 500,000 krona ($78,000 U.S.) on December 31, 2007, 1 million krona ($155,000 U.S.) on March 31, 2008, 500,000 krona ($78,000 U.S.) on June 30, 2008, and 1 million krona ($155,000 U.S.) on September 30, 2008. The new loan is reflected as a loan payable in the accompanying consolidated balance sheets. The $2.5 million remaining borrowing capacity under these agreements renews annually on a calendar-year basis. At September 30, 2007, additional borrowing availability under these agreements amounted to approximately $639,000 U.S.
     Mobitec GmbH (formerly known as Transit Media-Mobitec GmbH), the Company’s wholly owned subsidiary in Germany, has an agreement with a German affiliate of the Swedish bank from which it may currently borrow up to a maximum of 512,000 Euros, or $731,000 U.S., based on the September 30, 2007, exchange rate of 1.4272. Additional borrowing availability at September 30, 2007, amounted to approximately $287,000 U.S. The agreement under which this line of credit is extended has an open-ended term.
     Lines of credit consist of the following:

	September 30,	December 31,
	2007	2006
	(In thousands)
Line of credit with Laurus Master Fund dated March 16, 2006; payable in full June 30, 2008; secured by all tangible and intangible U.S. assets of the Company; bears average interest rate of 9.98% and 9.69% in 2007 and 2006, respectively.	$3,150	$4,406

Line of credit with Swedish bank dated December 31, 2006, expires on December 31, 2007; secured by certain assets of the Swedish subsidiary, Mobitec AB; bears average interest rate of 5.60% and 3.23% in 2007 and 2006, respectively.	785	1,450

Line of credit with Swedish bank dated December 31, 2006; expires on December 31, 2007; secured by accounts receivable of the Swedish subsidiary, Mobitec AB; bears average interest rate of 5.60% and 4.23% in 2007 and 2006, respectively.	1,062	1,116

Line of credit with German bank dated June 23, 2004; open-ended term; secured by accounts receivable and inventory of the German subsidiary, Mobitec GmbH (formerly known as Transit Media-Mobitec GmbH); bears average interest rate of 5.27% and 4.12% in 2007 and 2006, respectively.	443	636

Total lines of credit	$5,440	$7,608

(8) LONG-TERM DEBT
     Long term debt consists of the following:

	September 30,	December 31,
	2007	2006
	(In thousands)
Convertible debenture to a director dated August 26, 2002, payable in full August 26, 2009, with an interest rate of 8%.	$250	$250

Other long-term debt	5	8

Total long-term debt	255	258
Less current portion	250	254

	5	4

Long-term portion of capital leases	21	38

Total long-term debt and capital leases, less current portion	$26	$42

     The issuance of Series I Redeemable, Convertible Preferred Stock in March 2006 caused the conversion rate on the $250,000 convertible debenture in the table above to change in accordance with the original terms of the debenture, which include anti-dilution provisions, from $2.00 per share to $1.60 per share. The decrease in conversion price resulted in a beneficial conversion feature of the debenture valued at $81,000 which was treated as a discount to the debenture and was recorded as an increase in additional paid in capital. As the debenture is immediately convertible, the full amount of the discount was amortized and recorded as interest expense in March 2006. The issuance of 225,000 shares of our Common Stock to Laurus in December 2006 caused the conversion rate on the $250,000 convertible debenture in the table above to change from $1.60 per share to $1.21 per share. The decrease in conversion price resulted in a beneficial conversion feature of the debenture valued at $131,000 which was treated as a discount to the debenture and was recorded as an increase in additional paid in capital. As the debenture is immediately convertible, the full amount of the discount was amortized and recorded as interest expense in December 2006. These changes in conversion rates resulted in a potential increase of 81,611 additional shares of Common Stock.
(9) PREFERRED STOCK
     The Company’s preferred stock consists of 5,000,000 authorized shares, par value $.10 per share, 20,000 shares of which are designated as Series AAA Redeemable, Nonvoting, Convertible Preferred Stock (“Series AAA Preferred”), 30,000 shares of which are designated as Series D Junior Participating Preferred Stock (“Series D Preferred”), 500 shares of which are designated as Series E Redeemable, Nonvoting, Convertible Preferred Stock (“Series E Preferred”), 400 shares of which are designated as Series F Convertible Preferred Stock (“Series F Preferred”), 600 shares of which are designated as Series G Redeemable, Convertible Preferred Stock (“Series G Preferred”), 600 shares of which are designated as Series H Redeemable, Convertible Preferred Stock (“Series H Preferred”), 200 shares of which are designated as Series I Redeemable, Convertible Preferred Stock (“Series I Preferred”), 250 shares of which are designated as Series J Redeemable, Convertible Preferred Stock (“Series J Preferred”), and 4,947,450 shares of which remain undesignated. As of September 30, 2007, we had outstanding 178 shares of Series AAA Preferred, 85 shares of Series E Preferred, 402 shares of Series G Preferred, 58 shares of Series H Preferred, and 90 shares of Series J Preferred.
     In February 2007, 104 shares of Series I Preferred with a liquidation value of $520,000 were converted into 325,000 shares of the Company’s Common Stock. As a result of this conversion, there are no shares of Series I Preferred outstanding.
     In May 2007, 50 shares of Series E Preferred with a liquidation value of $250,000 were converted into 83,332 shares of the Company’s Common Stock. In June 2007, 6 shares of Series E Preferred with a liquidation value of $30,000 were converted into 9,999 shares of the Company’s Common Stock. In July 2007, 27 shares of Series E Preferred with a liquidation value of $135,000 were converted into 44,994 shares of the Company’s Common Stock. In August 2007, 15 shares of Series E Preferred with a liquidation value of $75,000 were converted into 24,999 shares of the Company’s Common Stock. As a result of these conversions, 85 shares of Series E Preferred remain outstanding at September 30, 2007.
     In June 2007, the Company sold an aggregate of 90 shares of Series J Preferred to multiple outside investors pursuant to a share purchase agreement. The proceeds to the Company, net of issuance expenses of $39,000, were $411,000, all of which was used for general corporate purposes. In addition to the purchase agreement, the Company entered into a Registration Rights Agreement with the Series J Investors pursuant to which the Company has agreed that upon demand by the Series J Investors, the Company will register the shares of Common Stock issuable upon conversion of the Series J Preferred Stock (the “Registrable Shares”) for resale by the Series J Investors under the Securities Act of 1933, as amended (the “Securities Act”). The Company also agreed that it will register the Registrable Shares if the Company registers any of its securities under the Securities Act in connection with a public offering of its Common Stock during the one-year period following the date of issuance of the Series J Preferred.
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
     In September 2007, the Company recorded a reclassification adjustment of $271,000 to increase preferred stock and decrease additional paid in capital to properly record Series E Preferred conversions from prior periods.
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

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
		(Unaudited)
	(In thousands, except share amounts)
Net income (loss) applicable to common shareholders	$423	$(1,088)	$212	$(2,197)
Effect of dilutive securities on net income (loss):
Convertible debt	5	—	6	—
Convertible preferred stock	—	—	—	—

Net income (loss) applicable to common shareholders, assuming conversions	$428	$(1,088)	$218	$(2,197)

Weighted average shares oustanding — Basic	11,131,248	9,801,789	10,606,347	9,777,044
Effect of dilutive securities on shares outstanding:
Options	188,268	—	41,623	—
Warrants	176,333	—	372,089	—
Convertible debt	206,612	—	—	—
Convertible preferred stock	9,292	—	—	—

Weighted average shares outstanding — Diluted	11,711,753	9,801,789	11,020,059	9,777,044

     The calculation of weighted average shares outstanding for the diluted calculation excludes potentially dilutive securities aggregating 4,578,982 for the three and nine months ended September 30, 2006, since, due to the net loss in those periods, such securities would have been anti-dilutive. The calculation of weighted average shares outstanding for the three months ended September 30, 2007, excludes 1,551,525 shares of convertible preferred stock because they are anti-dilutive and 552,319 of stock options and warrants because these securities would not have been dilutive for this period due to the fact that the exercise prices were greater than the average market price of our common stock for this period. The calculation of weighted average shares outstanding for the nine months ended September 30, 2007, excludes 1,551,525 shares of convertible preferred stock and 206,612 shares of convertible debt because they are anti-dilutive, and 1,283,089 of stock options and warrants because these securities would not have been dilutive for this period due to the fact that the exercise prices were greater than the average market price of our common stock for this period.
(11) COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) for the three and nine months ended September 30, 2007 and 2006 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
	(In thousands)		(In thousands)
Net income (loss)	$499	$(1,011)	$432	$(1,927)
Foreign currency translation adjustment	843	120	1,007	1,076

Total comprehensive income (loss)	$1,342	$(891)	$1,439	$(851)

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
     Geographic information for continuing operations is provided below. Long-lived assets include net property and equipment, goodwill, and other assets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
	(In thousands)		(In thousands)
Net sales — continuing operations
North America	$6,580	$5,511	$20,951	$18,772
Europe	3,446	3,746	10,387	9,419
Asia-Pacific	1,103	952	3,219	2,712
Middle East	481	482	1,448	1,225
South America	2,319	1,680	4,809	3,957

	$13,929	$12,371	$40,814	$36,085

	September 30,
	2007	December 31,
	(Unaudited)	2006
	(In thousands)
Long-lived assets — continuing operations
North America	$2,554	$2,947
Europe	11,389	10,830
Asia-Pacific	31	31
South America	230	184

	$14,204	$13,992

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
     We have evaluated the impact of adopting FIN 48 on our consolidated financial statements, and the adoption of FIN 48 did not have a material effect on our consolidated financial position, cash flows and results of operations. The Company files its tax returns as prescribed by the tax laws of the U.S. federal jurisdiction and various state and foreign jurisdictions in which it operates. The Company’s 2003 to 2006 tax years remain open to examination. Potential accrued interest on uncertain tax positions is recorded as a component of interest expense and potential accrued penalties are recorded as selling, general and administrative expenses, neither of which was significant upon adoption or at September 30, 2007.
     As a result of its net operating loss carryforwards, the Company has significant deferred tax assets. SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), requires a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Accordingly, the Company recorded tax expense of $80,000 resulting from taxable income for the three months ended September 30, 2007, and simultaneously recorded a reduction of the valuation allowance equal to the expense. For the nine months ended September 30, 2007, the Company has recorded a net tax expense of $171,000 and recorded a reduction of the valuation allowance for the same amount. The Company’s total deferred tax assets as of September 30, 2007, are $7.6 million and its deferred tax valuation allowance is $7.4 million. In addition, as a result of its equity transactions during 2004, the Company has determined its ability to use its net operating loss carryforwards and related tax benefits in any single year is limited under the Internal Revenue Code.
     The Company’s income tax expense of $162,000 for the nine months ended September 30, 2007, is comprised of deferred tax benefits of $53,000 arising from domestic tax jurisdictions, deferred tax expense of $21,000 arising from foreign tax jurisdictions, current tax expense of $10,000 arising from domestic tax jurisdictions, and current tax expense of $184,000 arising from foreign tax jurisdictions. The Company’s effective tax rate of 19.8% for the nine months ended September 30, 2007, differs from the expected statutory tax rate of 35% primarily due to state taxes and a reduction of the valuation allowance on deferred tax assets offset by higher rates on earnings of foreign operations.
(14) SUBSEQUENT EVENT
     In October, 2007, 6 shares of Series AAA Preferred with a liquidation value of $30,000 were converted into 5,454 shares of the Company’s Common Stock. As a result of these conversions, 172 shares of Series AAA Preferred remain outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT ARE IN ITEM 1 OF THIS DOCUMENT AND THE 2006 ANNUAL REPORT ON FORM 10-K.
Business — General
     Until the divestiture of DAC in April 2007, DRI conducted its operations in two business segments, (1) the Transportation Communications segment; and (2) the Law Enforcement and Surveillance segment. The Law Enforcement and Surveillance segment is reflected as discontinued operations in the accompanying consolidated financial statements and, accordingly, is no longer reflected as an operating segment.
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
Critical Accounting Policies and Estimates
     Our critical accounting policies and estimates used in the preparation of the Consolidated Financial Statements presented in our 2006 Annual Report on Form 10-K (“2006 Annual Report”) are listed and described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2006 Annual Report and include the following:
▪	Allowance for doubtful accounts;

▪	Inventory valuation;

▪	Warranty reserve;

▪	Intangible assets and goodwill;

▪	Income taxes, including deferred tax assets;

▪	Revenue recognition; and

▪	Stock-based compensation.
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
     The Company believes there were no significant changes during the nine month period ended September 30, 2007, to the items disclosed as critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2006 Annual Report. We account for uncertain tax positions in accordance with FIN 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.”  The application of income tax law is inherently complex.  As such, we are required to make certain assumptions and judgments regarding our income tax positions and the likelihood whether such tax positions would be sustained if challenged.  Interpretations and guidance surrounding income tax laws and regulations change over time.  As such, changes in our assumptions and judgments can materially affect amounts recognized in our consolidated balance sheets and statements of operations.
Results of Operations
     Management reviews a number of key indicators to evaluate the Company’s financial performance, including net sales, gross profit and selling, general and administrative expenses. The following table sets forth the percentage of our revenues represented by certain items included in our Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.3	72.8	68.0	70.0

Gross profit	31.7	27.2	32.0	30.0

Operating expenses:
Selling, general and administrative	22.8	30.4	25.4	30.6
Research and development	2.4	2.5	2.5	2.5

Total operating expenses	25.2	32.9	27.9	33.1

Operating income (loss)	6.5	(5.7)	4.1	(3.1)
Other income and expense	(1.0)	(2.4)	(1.8)	(2.0)

Income (loss) from continuing operations before income tax expense	5.5	(8.1)	2.3	(5.1)
Income tax expense	(1.0)	(0.5)	(0.4)	(0.5)

Income (loss) from continuing operations before minority interest in income of consolidated subsidiary	4.5	(8.6)	1.9	(5.6)
Minority interest in income of consolidated subsidiary	(0.9)	(1.3)	(0.4)	(0.6)

Income (loss) from continuing operations	3.6	(9.9)	1.5	(6.2)
Income (loss) from discontinued operations	—	1.7	(0.5)	0.9

Net income (loss)	3.6%	(8.2)%	1.0%	(5.3)%

COMPARISON OF OUR RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
     Net Sales and Gross Profit. For the three months ended September 30, 2007, sales increased $1.5 million, or 12.6 percent, from $12.4 million for the three months ended September 30, 2006, to $13.9 million for the three months ended September 30, 2007. The increase resulted from higher U.S. domestic sales of $1.1 million and an increase in sales by our foreign subsidiaries of $427,000.
     The increase in international sales resulted from foreign currency fluctuations between the third quarter of 2006 and third quarter of 2007. Excluding foreign currency fluctuation, international sales decreased by approximately $173,000 from third quarter 2006 to third quarter 2007. This decrease is primarily from lower sales in Europe offset by higher sales in the South America market. Sales in the Asia-Pacific and Middle-East markets remained relatively flat. DRI does not use currency hedging tools. Each of our foreign subsidiaries primarily conducts business in their respective functional currencies thereby reducing the impact of foreign currency transaction differences. If the U.S. dollar strengthens compared to the foreign currencies converted, it is possible the total sales reported in U.S. dollars could decline.
     The increase in U.S. sales for the quarter ended September 30, 2007, as compared to the quarter ended September 30, 2006, was a result of higher sales in both of our U.S. subsidiaries, TwinVision of North America, Inc. (“TwinVision”) and Digital Recorders, Inc. (“DR”). The majority of TwinVision’s sales increase resulted from higher sales to end-user customers in third quarter 2007. DR saw increased revenue generated from integrated systems projects, as the engineered systems side of the business continues to gain traction in the market and show improved results.
     Our gross profit for the three months ended September 30, 2007, of $4.4 million, increased $1.0 million, or 31.2 percent, from $3.4 million for the three months ended September 30, 2006. As a percentage of sales, our gross profit was 31.7 percent of our net segment sales for the three months ended September 30, 2007, as compared to 27.2 percent for the three months ended September 30, 2006. The increase in gross profit was attributed to an increase in foreign gross profits of $31,000 and an increase in U.S. domestic gross profits of $1.0 million.

     The U.S. gross profit as a percentage of sales for the three months ended September 30, 2007, was 30.3 percent as compared to 17.8 percent for the three months ended September 30, 2006. The improved gross profit is largely attributable to reduced material costs in the third quarter of 2007. The Company has realized increased margins on sales of LED destination signs in 2007 resulting from the Company’s ability to negotiate lower costs for component parts in late 2006 and into 2007. The Company also had reduced shipping costs and reduced write-offs of obsolete and slow-moving inventory in the third quarter of 2007 as compared to the third quarter of 2006. Additionally, the Company implemented a workforce reduction in the U.S. effective the second quarter of 2007 which reduced the number of personnel whose labor and benefit costs were recorded as cost of sales. These reduced costs, combined with increased U.S. sales, contributed to higher margins in the third quarter of 2007 as compared to the third quarter of 2006.
     The international gross profit as a percentage of sales for the three months ended September 30, 2007, was 32.9 percent as compared to 34.4 percent for the three months ended September 30, 2006. As stated above, the increase in international sales in the third quarter of 2007 compared to third quarter of 2006 was the result of foreign currency fluctuations. Therefore, an increase in gross profit that might be expected from the leveraging effect of increased sales did not occur. Also, the decrease in international margins reflects a variation in product mix and geographical dispersion of product sales that resulted in lower margins in the third quarter of 2007 compared to the third quarter of 2006.
     Selling, General and Administrative. Our selling, general and administrative expenses for the three months ended September 30, 2007, of $3.2 million, decreased $582,000, or 15.5 percent, from $3.8 million for the three months ended September 30, 2006. As a percentage of our net sales, these expenses were 22.8% for the three months ended September 30, 2007, and 30.4% for the three months ended September 30, 2006. The decrease in these expenses is primarily due to (1) reduced salaries, wages and benefit costs resulting from the workforce reduction in the U.S. effective the second quarter of 2007, partially offset by increased salaries, wages and benefits in our international companies due to an increase in personnel and salary and wage increases for current employees, and (2) a reduction of bad debt expense of $324,000. The decrease in bad debt expense was due to the Company increasing the allowance for doubtful accounts in the third quarter of 2006 to report certain accounts receivable estimated to be uncollectible at net realizable value. These decreases were partially offset by an increase in consulting expenses of $120,000 related to the Company’s efforts to comply with the Sarbanes-Oxley Act of 2002. Management believes, as sales increase, these expenses will decrease as a percentage of sales. However, in terms of absolute dollars, selling, general and administrative expenses may increase in future periods due to expansion into other geographic areas, and introduction of new products and services.
     Research and Development Expenses. Our research and development expenses of $329,000 for the three months ended September 30, 2007, represent an increase of $15,000, or 4.8 percent, from $314,000 for the three months ended September 30, 2006. This category of expense includes internal engineering personnel and outside engineering expense for software and hardware development, sustaining product engineering, and new product development. This expense, as a percentage of net sales, decreased from 2.5 percent for the three months ended September 30, 2006, to 2.4 percent for the three months ended September 30, 2007.
     During the three months ended September 30, 2007, salaries and related costs of certain engineering personnel who were used in the development of software met the capitalization criteria of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” The total amount of personnel and other expense capitalized in the three months ended September 30, 2007, was $247,000 as compared to $61,000 for the three months ended September 30, 2006.
     Operating Income (Loss). The net change in our operating income for the three months ended September 30, 2007, was an increase of $1.6 million from a net operating loss of $710,000 for the three months ended September 30, 2006, to net operating income of $906,000 for the three months ended September 30, 2007. The increase in operating income is due to higher sales and lower selling, general and administrative expenses offset by higher cost of sales and higher research and development expenses as previously described.
     Other Income, Foreign Currency Gain, and Interest Expense. Other income and expense decreased $152,000 from $295,000 for the three months ended September 30, 2006, to $143,000 for the three months ended September 30, 2007, due to a decrease of $20,000 in other income, an increase of $118,000 in foreign currency gain, and a decrease of $54,000 in interest expense. The decrease in interest expense resulted primarily from decreased borrowings on our credit facilities and from reducing the outstanding balance on our note payable with Laurus Master Fund, Ltd. (“Laurus”) by $1.1 million in the second quarter of 2007. Additionally, decreased interest expense resulted from decreased amortization of debt issue costs on the Laurus line of credit and Laurus note payable of $29,000 and decreased amortization of a fee on the Laurus note payable which was eliminated by an amendment to the note of $40,000, offset by an increase on amortization of the fair value of Common Stock issued to Laurus in exchange for amending terms of the Company’s line of credit and note payable of $27,000 and increased interest on a foreign tax settlement of $29,000.

     Income Tax Expense. The Company recorded a net income tax expense of $138,000 for the three months ended September 30, 2007, as compared with net income tax expense of $59,000 for the three months ended September 30, 2006. For the three months ended September 30, 2007, the Company recorded a net tax expense of $49,000 arising from U.S. federal and state jurisdictions and net tax expense of $89,000 arising from foreign jurisdictions.
     Discontinued Operations. On April 30, 2007, we divested DAC, which comprised all the operations of the law enforcement and surveillance segment of the Company. This segment is reflected as discontinued operations in the accompanying consolidated financial statements and is no longer reported as an operating segment. Accordingly, income and losses from discontinued operations have been reported separately from continuing operations. Amounts reported in prior periods have been retroactively adjusted in the accompanying consolidated statements of operations to remove them from their historical classifications to conform with this presentation. Since the divestiture of DAC occurred on April 30, 2007, there is no income (loss) from discontinued operations reported for the third quarter of 2007, whereas three months’ results of operations are reported for the third quarter of 2006.
     Net Income (Loss) Applicable to Common Shareholders. The net change in our net income applicable to common shareholders for the three months ended September 30, 2007, was an increase of $1.5 million from a net loss of $1.1 million for the three months ended September 30, 2006, to net income of $423,000 for the three months ended September 30, 2007.
COMPARISON OF OUR RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
     Net Sales and Gross Profit. For the nine months ended September 30, 2007, sales increased $4.7 million, or 13.1 percent, from $36.1 million for the nine months ended September 30, 2006, to $40.8 million for the nine months ended September 30, 2007. The increase resulted from higher U.S. domestic sales of $2.2 million and higher sales from our foreign subsidiaries of $2.5 million. The increase in international sales resulted from higher sales in Europe, the Middle East, South America and Asia-Pacific and is inclusive of an increase due to foreign currency fluctuations for the period ended September 30, 2007, of approximately $1.6 million.
     The increase in U.S. sales for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006, occurred primarily in the second and third quarters. The increase in sales in 2007 is consistent with the apparent upturn in the U.S. transit market due to the impact of transit funding legislation passed into law in August 2005 (see “Future Outlook” below).
     Our gross profit for the nine months ended September 30, 2007, of $13.1 million increased $2.2 million, or 20.6 percent, from $10.8 million for the nine months ended September 30, 2006. As a percentage of sales, our gross profit was 32.0 percent of our net sales for the nine months ended September 30, 2007, as compared to 30.0 percent for the nine months ended September 30, 2006. The increase in gross profit was attributed to an increase in foreign gross profits of $243,000 and an increase in U.S. domestic gross profits of $2.0 million.
     The U.S. gross profit as a percentage of sales for the nine months ended September 30, 2007, was 32.3 percent as compared to 25.4 percent for the nine months ended September 30, 2006. The Company realized increased margins on sales of LED destination signs resulting from the Company’s ability to negotiate lower costs for component parts in the later part of 2006 and continuing into 2007. The Company implemented a workforce reduction in the U.S. effective the second quarter of 2007 which reduced the number of personnel whose labor and benefit costs were recorded as cost of sales. Additionally, changes in product mix which yielded higher margins, a reduction in capitalized software amortization and a reduction of shipping expenses included in cost of sales also contributed to higher margins in the first nine months of 2007 as compared to the first nine months of 2006.
     The international gross profit as a percentage of sales for the nine months ended September 30, 2007, was 31.8 percent as compared to 34.8 percent for the nine months ended September 30, 2006. Competitive pricing pressures to maintain business with one of the Company’s largest customers resulted in lower margins as did sales to new customers where lower prices were given to gain business with those customers. Our foreign subsidiaries also had higher sales of LED destination signs, which yielded lower margins than the overall product mix. Additionally, sales increases occurred in geographic markets where margins are historically lower than in other markets.
     Selling, General and Administrative. Our selling, general and administrative expenses for the nine months ended September 30, 2007, of $10.4 million, decreased $696,000, or 6.3 percent, from $11.0 million for the nine months ended September 30, 2006. The decrease in these expenses is primarily due to reduced salaries, wages and benefit costs resulting from the workforce reduction in the U.S. effective the second quarter of 2007, partially offset by increased salaries, wages and benefits in our international companies due to an increase in personnel and salary and wage increases for current employees. Additional decreases in selling, general and administrative expenses resulted from (1) a reduction of $291,000 in bad debt expense due to the Company increasing the allowance for doubtful accounts in the third quarter of 2006 to report certain accounts receivable estimated to be uncollectible at net realizable value, and (2) in 2006, the Company recorded an expense of $108,000 for liquidated damages paid to an investor of the Company. These decreases were partially offset by an increase in consulting expenses of $120,000 related to the Company’s efforts to comply with the Sarbanes-Oxley Act of 2002.
     As a percentage of our net sales, these expenses were 25.4 percent for the nine months ended September 30, 2007, and 30.6 percent for the nine months ended September 30, 2006. The decrease as a percentage of sales is due to the leveraging effect of the increase in sales, as well as lower general and administrative expenses in total dollars.
     Research and Development Expenses. Our research and development expenses of $1.0 million for the nine months ended September 30, 2007, represented an increase of $111,000, or 12.2 percent, from $913,000 for the nine months ended September 30, 2006. This category of expense includes internal engineering personnel and outside engineering expense for software and hardware development, sustaining product engineering, and new product development. Research and development expenses were 2.5 percent of net sales for the nine months ended September 30, 2007, and remained unchanged from the percentage of net sales for the nine months ended September 30, 2006.
     During the nine months ended September 30, 2007, salaries and related costs of certain engineering personnel who were used in the development of software met the capitalization criteria of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” The total amount of personnel and other expense capitalized in the nine months ended September 30, 2007, was $472,000 as compared to $153,000 for the nine months ended September 30, 2006.
     Operating Income (Loss). Our operating income for the nine months ended September 30, 2007, increased $2.8 million from an operating loss of $1.1 million for the nine months ended September 30, 2006, to operating income of $1.7 million for the nine months ended September 30, 2007. The increase in operating income is due to higher sales and lower selling, general and administrative expenses, offset by higher cost of sales and higher research and development costs as previously described.
     Other Income, Foreign Currency Gain, and Interest Expense. Other income and expense decreased $5,000 from $735,000 for the nine months ended September 30, 2006, to $730,000 for the nine months ended September 30, 2007, due to an increase of $60,000 in other income, an increase of $51,000 in foreign currency gain, and an increase of $106,000 in interest expense. The increase in interest expense resulted from increased borrowings on our credit facilities in the first and second quarter of 2007, partially offset by a decrease in interest from reducing the outstanding balance on our note payable with Laurus by $1.1 million in the second quarter of 2007. Additional increases resulted from amortization of the fair value of Common Stock issued to Laurus in exchange for amending terms of the Company’s line of credit and note payable of $80,000 and increased interest on a foreign tax settlement of $119,000, offset by a decrease of $81,000 due to reduced amortization of a beneficial conversion feature on a convertible debenture, a decrease of $68,000 due to reduced amortization of a fee on the Laurus note payable which was eliminated by an amendment to the note, and decreased amortization of debt issue costs on the Laurus line of credit and Laurus note payable of $4,000.
     Income Tax Expense. Net income tax expense was $162,000 for the nine months ended September 30, 2007, as compared with a net income tax expense of $175,000 for the nine months ended September 30, 2006. The tax expense for the nine months ended September 30, 2007, consisted of a net income tax benefit of $43,000 arising from U.S. federal and state jurisdictions and net income tax expense of $205,000 arising from foreign jurisdictions.
     Discontinued Operations. On April 30, 2007, we divested DAC, which comprised all the operations of the law enforcement and surveillance segment of the Company. This segment is reflected as discontinued operations in the accompanying consolidated financial statements and is no longer reported as an operating segment. Accordingly, income and losses from discontinued operations have been reported separately from continuing operations. Amounts reported in prior periods have been retroactively adjusted in the accompanying consolidated statements of operations to remove them from their historical classifications to conform with this presentation. Since the divestiture of DAC occurred on April 30, 2007, income (loss) from discontinued operations reflects the results of the law enforcement and surveillance segment’s operations for only four months for 2007, compared to nine months’ results of operations for 2006. For the nine months ended September 30, 2007, sales of our law enforcement and surveillance segment were $239,000 compared to sales of $1.7 million for the nine months ended September 30, 2006. Sales in this segment tend to be cyclical in nature and the timing of orders received from customers, especially large orders, can produce significant variations in sales results. Sales in 2006 included fulfillment of a significant order of audio processing and other specialized equipment to a U.S. federal law enforcement agency. The segment gross profit for the nine months ended September 30, 2007, was ($59,000) compared to $743,000 for the nine months ended September 30, 2006. The significant decrease in sales in 2007 contributed to the decrease in gross profit.

     Net Income (Loss) Applicable to Common Shareholders. The net change in our net income applicable to common shareholders for the nine months ended September 30, 2007, was an increase of $2.4 million from a net loss of $2.2 million for the nine months ended September 30, 2006, to net income of $212,000 for the nine months ended September 30, 2007.
Future Outlook
     Domestic Market. The Safe, Accountable, Flexible, Efficient, Transportation Equity Act – A Legacy for Users (“SAFETEA-LU”) is the primary program funding the U.S. public surface transit market at the federal level. SAFETEA-LU promotes the development of modern, expanded, intermodal public transit systems nationwide and also designates a wide range of tools, services, and programs intended to increase the capacity of the nation’s mobility systems.  Enacted in August 2005, SAFETEA-LU guaranteed a record level $52.6 billion in funding for public transportation through fiscal year 2009.  Present legislative actions are being pursued in Congress and, if enacted, would authorize a further increase in funding for public transportation in federal fiscal year 2008 to the range of $9.6 to $9.7 billion which would be approximately a 7.8% increase over federal fiscal year 2007.
     Overall, we believe the enactment of SAFETEA-LU and the record-high funding increases for transit have led to an upturn in the U.S. market for most of our products. We believe this upturn is long term in nature and constitutes a significant contributing factor in the increased revenue and improved operating results that we have reported in recent periods.
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
     International Market. Our expanded international business, which now represents approximately half of our total revenue, reflects continued strengthening of many of our traditional core served market segments as well as opening of new served-market sectors. Increased business activity from our Brazilian joint venture and the previously announced new joint venture in India, Castmaster Mobitec India Private Limited (“Castmaster Mobitec” – “CMI”) ), are areas of particular interest in the favorable trends in revenue. Initial orders for delivery of product have commenced at CMI. We also believe that this CMI development represents another important globalization success for the Company in that product for CMI originates from designs and components drawn from our Brazilian operation.
     Long-Term Outlook. We recently issued long term guidance for the company noting that an annual revenue run rate of $100 million is expected for 2010. This outlook was derived from our detailed internal long-term strategic planning process and takes into consideration only existing operations excluding potential acquisitions. At that level of revenue we expect profitability but can offer no assurances related to levels of revenue or profitability. Separately, we are commencing review and development of acquisition opportunities to consider in 2008. This discussion of our future outlook is further qualified and limited by those risks and assumptions discussed in Part II, Item 1A “Risk Factors” in this Quarterly Report and by the risks and assumptions previously disclosed under Part I, Item 1A “Risk Factors” of the Company’s 2006 Annual Report.
OUR LIQUIDITY AND CAPITAL RESOURCES
For the Nine months Ended September 30, 2007 and 2006
     Our operating activities from continuing operations provided (used) net cash of $1.7 million and $(3.7) million for the nine months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007, sources of cash primarily resulted from net income of $651,000, a decrease in inventories of $302,000, and an increase in accrued expenses of $877,000. Net cash used primarily resulted from an increase in accounts receivable of $344,000, an increase in other receivables of $301,000, an increase in prepaid and other assets of $34,000, a decrease in accounts payable of $729,000, and a decrease in the foreign tax settlement of $128,000. Non-cash expense items totaling $1.4 million were for depreciation and amortization, bad debt expense, common stock issued in lieu of cash compensation, stock based compensation expense, inventory obsolescence charges, and minority interest, offset by a reduction in the deferred tax liability, a gain on sale of fixed assets, and a gain on foreign currency translation. Our operating activities from discontinued operations (used) provided net cash of $(68,000) and $754,000 for the nine months ended September 30, 2007 and 2006, respectively.

     Our investing activities from continuing operations provided (used) net cash of $498,000 and $(292,000) for the nine months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007, the primary source of cash was from the sale of DAC in April 2007 of $1.1 million, while the primary uses of cash were for expenditures relating to internally developed software and purchases of computer, test, and office equipment. We do not anticipate any significant change in expenditures for or sales of capital equipment in the near future. Our investing activities from discontinued operations used net cash of $0 and $21,000 for the nine months ended September 30, 2007 and 2006, respectively.
     Our financing activities (used) provided net cash of $(2.5) million and $2.8 million for the nine months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007, our primary sources of cash were from borrowings under asset-based lending agreements for both our U.S and our foreign subsidiaries, exercises of stock options and warrants, and the issuance of Series J Preferred stock. Our primary uses of cash for financing activities were payment of dividends and net payments of borrowings under the asset-based lending agreements of $92,000 and $3.0 million, respectively.
Credit Agreements
     The Company’s primary source of liquidity and capital resources has historically been from financing activities. The Company has agreements with lenders under which revolving lines of credit have been established to support the working capital needs of our current operations. These lines of credit are as follows:
     The Company has an asset-based lending agreement with Laurus (“Laurus Credit Agreement”) which provides up to $6.0 million in borrowings under a revolving credit facility. This credit facility is secured by all tangible and intangible assets of the Company in the U.S.  Borrowing availability under the Laurus Credit Agreement is based upon an advance rate equal to 90% of eligible accounts receivable and up to $2.0 million based upon 40% of eligible inventory.  The interest rate on borrowings under the Laurus Credit Agreement is the Wall Street Journal prime rate plus 1.75%, subject to a floor of 8%.  The Laurus Credit Agreement contains no financial covenants. At September 30, 2007, remaining borrowing availability under the revolving credit facility was approximately $1.5 million. Effective December 31, 2006, the Laurus Credit Agreement was amended to extend the maturity date from March 16, 2008 to June 30, 2008.
     Mobitec AB, the Company’s wholly owned Swedish subsidiary, has an agreement with a Swedish bank from which it may borrow up to a maximum of 10 million Krona, or $1.6 million U.S. based upon the September 30, 2007, exchange rate of 0.1554. In August, 2007, Mobitec AB converted 3 million krona, or $466,000 U.S., of the outstanding balance under this agreement to a loan with principal payments to be made in four installments: 500,000 krona ($78,000 U.S.) on December 31, 2007, 1 million krona ($155,000 U.S.) on March 31, 2008, 500,000 krona ($78,000 U.S.) on June 30, 2008, and 1 million krona ($155,000 U.S.) on September 30, 2008. At September 30, 2007, additional borrowing availability under this agreement amounted to approximately $302,000 U.S. The terms of this agreement require payment of an unused credit line fee equal to 0.50% of the unused portion and an average interest rate of 5.60% of the outstanding balance in the third quarter of 2007. This agreement is secured by certain assets of Mobitec AB. The $1.1 million remaining borrowing capacity under this agreement renews annually on a calendar-year basis. On or before expiration, the Company expects to renew this credit agreement with an agreement substantially similar in terms and conditions.
     Mobitec AB also has an agreement with the Swedish bank from which it may borrow up to 9.0 million Krona, or $1.4 million U.S. At September 30, 2007, $1.1 million U.S. was outstanding, resulting in additional borrowing availability of $337,000 U.S. The line of credit bore an average interest rate in the third quarter of 2007 of 5.60% and was collateralized by accounts receivable of Mobitec AB. The agreement has an expiration date of December 31, 2007. On or before expiration, the Company expects to renew this credit agreement with an agreement substantially similar in terms and conditions.
     Mobitec GmbH, the Company’s wholly owned subsidiary in Germany, has an agreement with a German affiliate of the Swedish bank from which it may currently borrow up to a maximum of 512,000 Euros or $731,000 U.S. based upon the September 30, 2007, exchange rate of 1.4272. At September 30, 2007, $443,000 U.S. was outstanding, resulting in additional borrowing availability of $288,000 U.S. The line of credit bore an average interest rate in the third quarter of 2007 of 5.27% and was collateralized by accounts receivable and inventories of Mobitec GmbH. This agreement has an open-ended term.
     Additionally, as of September 30, 2007, the Company has outstanding the following note payable and long-term debt:
     Note Payable. On April 28, 2006, the Company, along with certain of its subsidiaries, entered into a Securities Purchase Agreement with Laurus whereby the Company issued a one-year, secured term promissory note in the original principal amount of

$1.6 million (the “Laurus Note”). Under its original terms, the Laurus Note bears interest at an annual rate of 10%, with interest payable monthly in arrears, is secured by all U.S. assets of the Company, carries a $160,000 fee upon payment and matured April 28, 2007. Pursuant to an amendment effective December 31, 2006, the $160,000 fee due at maturity was eliminated and the Company was allowed the option to extend up to $500,000 of the principal amount due under the Laurus Note until April 30, 2008. See “Divestiture of Digital Audio Corporation and Use of Proceeds” section below for disclosure of payment of a portion of the outstanding balance of the Laurus Note.
     Long-term Debt. A convertible subordinated debenture payable to a shareholder and Director of the Company, dated August 26, 2002, in the amount of $250,000, with an annual interest rate of 8.0%, is due in full on August 26, 2009, if not sooner redeemed or converted.
Divestiture of Digital Audio Corporation and Use of Proceeds
     On April 30, 2007 (the “Closing Date”), the Company and DAC entered into the Purchase Agreement with Dolphin Direct Equity Partners, LP (“Dolphin”), pursuant to which Dolphin acquired all of DAC’s issued and outstanding shares of common stock for an aggregate purchase price that was preliminarily agreed to be $1.39 million (the “Purchase Price”), but was subject to adjustment after delivery of DAC’s financial balance sheet position as of the Closing Date. Dolphin paid $1.1 million of the Purchase Price on the Closing Date. The remainder of the Purchase Price, which the Company and Dolphin have mutually agreed to be $344,000, is reflected in a promissory note issued to the Company in the original principal amount of $344,000, payable in four equal annual installments of $86,000. Interest on the promissory note is payable semi-annually at the prime rate as published by the Wall Street Journal. This promissory note replaced the initial promissory note Dolphin issued to the Company on the Closing Date in the amount of $285,000 and is reflected on the accompanying consolidated balance sheet as a note receivable.
     Using proceeds received from Dolphin, on April 30, 2007, the Company exercised its option to extend $500,000 of the principal amount due under the Laurus Note until April 30, 2008 by making a payment of $1.1 million to Laurus to reduce the outstanding amounts due under the Laurus Note.
Management Conclusion
     Our primary source of liquidity and capital resources has been from financing activities. The payment of $1.1 million on the Laurus Note addressed a significant short-term liquidity need. As a result of expense reduction and cost containment efforts of the Company, combined with increased revenues in 2007, we reported net income applicable to common shareholders of $423,000 and $212,000 for the three and nine months ended September 30, 2007, respectively. We believe that continued cost containment, expense reductions, and revenue increases are essential if we are to sustain profitability and continue our current operations, but can give no assurances that we will be able to do so in future periods. We may need additional financing to support operations in future periods. Historically, we have supplementally financed operations through private placements of our securities. However, there can be no assurances that such placements will occur in future periods when needed or on terms that are favorable to the Company and its shareholders.
     The Laurus Credit Agreement has a maturity date of June 30, 2008. At September 30, 2007, the outstanding balance of this credit facility was $3.2 million. We anticipate our cash resources will not be sufficient to make payment in full on the outstanding balance of this line of credit at the maturity date. We anticipate extending, renewing or refinancing this debt on or before the maturity date, but can give no assurances we will be able to do so on commercially reasonable terms or at all.
Impact of Inflation
     We believe that inflation has not had a material impact on our results of operations for the three and nine months ended September 30, 2007, and 2006. However, there can be no assurance that future inflation would not have an adverse impact upon our future operating results and financial condition.
Subsequent Event
     On October 10, 2007, the Company received an official notice from the Boston Stock Exchange (the “BSE”) regarding the termination of the Boston Equities Exchange (the “BeX”), a stock exchange on which the Company had been listed since its initial public offering in November 1994. As a result, the Company ceased being listed, quoted or traded on the BSE via the BeX. The Company continues to be listed on the NASDAQ Capital Market® under the ticker symbol “TBUS.”
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
Forward-looking statements in this Quarterly Report include, without limitation, the following statements regarding:
•	our ability to continue as a going concern;

•	our ability to meet our capital requirements;

•	our ability to meet and maintain our existing debt obligations, including obligations to make payments under such debt instruments;

•	our future cash flow position;

•	our ability to obtain lender financing sufficient to meet our working capital requirements;

•	recent legislative action affecting the transportation and/or security industry;

•	changes in federal or state funding for transportation and/or security-related funding;

•	our future outlook with respect to the domestic and international markets for our products, including our belief that the recent upturn in the U.S. market will be long-term; and

•	our opinion that increased funding for transit security establishes a positive trend.
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

Evaluation of Disclosure Controls and Procedures
     As of September 30, 2007, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports filed under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic SEC reports.
     There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2007, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     Mr. David N. Pilotte, who served as the Company’s Chief Financial Officer until June 9, 2006, stated an intention to arbitrate a claim for severance compensation. On September 21, 2006, Mr. Pilotte filed an action in Dallas County (Texas) Court alleging that Digital Recorders, Inc., and others affiliated with the Company, have wrongfully withheld such payments in a lump sum form and further that the Company and certain of its officers have provided misleading or false information and representations to him and others. Mr. Pilotte seeks a lump sum payment of all remaining severance obligations, statutory and liquidated damages provided under the North Carolina Wage and Hour Act, as well as reasonable attorney’s fees. The Company paid severance compensation to him in the form of standard payroll installments, and such payments were completed in full as of March 2007. The parties to this action are contemplating an agreement whereby certain parties and claims will be dismissed, and the remaining dispute shall be resolved through arbitration. The Company believes Mr. Pilotte’s claims are without merit and does not believe the matter will have a material impact on the Company.
ITEM 1A. RISK FACTORS
     The following risk factors supplement and/or update the risk factors the Company previously disclosed under Part II, Item 1A of the Company’s annual report on Form 10-K, filed on March 28, 2007, as these risk factors have been supplemented by our subsequent reports on Form 10-Q.
     Risks Related to Indebtedness, Financial Condition and Results of Operations
     There is substantial doubt concerning our ability to continue as a going concern. The financial statements contained in this Quarterly Report on Form 10-Q have been prepared assuming we will continue as a going concern. However, substantial doubt exists concerning our ability to do so. We have incurred substantial losses in prior periods and, as of September 30, 2007, have an accumulated deficit of $22.0 million. We believe that cost containment, expense reductions and increased revenues are essential if we are to continue our current operations, but we cannot assure you that we will be able to achieve sufficient cost reductions and revenue increases in future periods to allow us to do so.
     Our primary source of liquidity and capital resources has been from financing activities. The payment of $1.1 million on the outstanding Laurus Note in April 2007 addressed a significant short-term liquidity need. However, we may need additional financing to support operations in future periods. Historically, we have supplementally financed operations through private placements of our securities. However, there can be no assurances that such placements will occur or be possible in the future.
     Our substantial debt could adversely affect our financial position, operations and ability to grow. As of September 30, 2007, our total debt of approximately $6.7 million consisted of long-term debt in the amount of $250,000, all of which is classified as current, and short-term debt of $6.4 million. Included in the long-term debt is $250,000 outstanding under an 8.0% convertible debenture held by a shareholder and director payable in full August 26, 2009. Included in the short-term debt is $5.5 million under our domestic and European revolving credit facilities, $500,000 under a promissory note due on April 30, 2008, and a loan of $466,000 from a Swedish bank payable in four installments in December 2007, March 2008, June 2008, and September 2008. Our domestic revolving credit facility, with an outstanding balance of $3.2 million as of September 30, 2007, is payable in full on June 30, 2008. Our European revolving credit facilities have outstanding balances of $1.9 million as of September 30, 2007, under agreements with a Swedish bank with an expiration date of December 31, 2007, and an outstanding balance of $443,000 as of September 30, 2007, under an agreement with a German bank with an open-ended term. On or before the expiration date, the Company expects to renew the credit agreements with the Swedish bank with agreements substantially similar in terms and conditions. Our substantial indebtedness could have adverse consequences in the future, including without limitation:
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
     During the three months ended September 30, 2007, the Company issued 20,766 shares to seven individuals under this plan at an average price of $1.73 per share in lieu of $36,000 in cash compensation. Section 16 reports filed with the Securities and Exchange Commission include the actual prices at which shares were issued to each individual.
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
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
     The following documents are filed herewith or have been included as exhibits to previous filings with the SEC and are incorporated herein by this reference:

Exhibit No.	Document
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference from the Company’s Registration Statement on Form S-3, filed with the SEC on December 23, 2003)

3.2	Articles of Amendment to Articles of Incorporation of the Company containing Certificate of Designation of Series E Redeemable Nonvoting Convertible Stock (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on November 12, 2003)

Exhibit No.	Document
3.3	Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series F Convertible Preferred Stock (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on April 14, 2004)

3.4	Articles of Amendment to the Articles of Incorporation of the Company containing Series AAA Preferred Stock Change in Quarterly Dividend Accrual and Conversion Price (incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2004)

3.5	Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series G Redeemable Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed on June 28, 2005)

3.6	Articles of Correction of Articles of Amendment to the Articles of Incorporation of the Company containing a correction to an error in the Amended Certificate of Designation of Series G Redeemable Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2005)

3.7	Articles of Amendment to the Articles of Incorporation of the Company containing an amendment to eliminate a staggered election of Board members (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2005)

3.8	Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series H Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed on November 4, 2005)

3.9	Articles of Amendment to Articles of Incorporation of the Company containing Certificate of Designation of Series I Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)

3.10	Amended and Restated Bylaws of the Company (incorporated herein by reference from the Company’s Registration Statement on Form SB-2)

3.11	Amendment to Amended and Restated Bylaws of the Company (incorporated herein by reference from the Company’s Proxy Statement for the Annual Meeting of Shareholders for fiscal year 2000, filed with the SEC on June 6, 2001)

3.12	Amended and Restated Bylaws of the Company (incorporated herein by reference to the Company’s Report on Form 8-K filed on September 18, 2006)

3.13	Amendment No. 1 to the Company’s Certificate of Designation with respect to its Series D Junior Participating Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on September 28, 2006)

3.14	Amendment to Bylaws of DRI Corporation, dated as of September 12, 2007 (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on September 14, 2007)

4.5	Rights Agreement, dated as of September 22, 2006, between the Company and American Stock Transfer & Trust Company, as Rights Agent, together with the following exhibits thereto: Exhibit A – Certificate of Designation of Series D Junior Participating Preferred Stock of Digital Recorders, Inc. and the Amendment to Certificate of Designation of Series D Junior Participating Preferred Stock of Digital Recorders, Inc.; Exhibit B – Form of Right Certificate; and Exhibit C – Summary of Rights to Purchase Shares (incorporated herein by reference to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 2, 2006)

4.6	Omnibus Amendment dated as of January 10, 2007, effective December 31, 2006, by and among the Company, TwinVision of North America, Inc., Digital Audio Corporation, Robinson-Turney International, Inc., and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s report on Form 8-K filed with the SEC on January 16, 2007)

Exhibit No.	Document
4.7	Amended and Restated Secured Term Note dated as of January 10, 2007, effective December 31, 2006, by and between the Company, TwinVision of North America, Inc., Digital Audio Corporation, Robinson-Turney International, Inc., and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on January 16, 2007)

4.8	Second Amended and Restated Registration Rights Agreement dated as of January 10, 2007, effective December 31, 2006, by and between the Company and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on January 16, 2007)

4.9	Certificate of Designation of Series J Convertible Preferred Stock of Digital Recorders, Inc. (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2007)

10.1	Secured Non-Convertible Revolving Note between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.2	Security Agreement (with Schedules) between the Company and Laurus Master Fund, Ltd. dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.3	Grant of Security Interest in Patents and Trademarks (with Schedules) between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.4	Stock Pledge Agreement (with Schedules) between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.5	Registration Rights Agreement between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.6	Common Stock Purchase Warrant between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.7	Share Purchase Agreement between the Company and Transit Vehicle Technology Investments, Inc., dated March 21, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)

10.8	Stock Purchase Warrant between the Company and Transit Vehicle Technology Investments, Inc., dated March 21, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)

10.9	Registration Rights Agreement between the Company and Transit Vehicle Technology Investments, Inc., dated March 21, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)

10.10	Securities Purchase Agreement dated as of April 28, 2006, by and between Digital Recorders, Inc., TwinVision of North America, Inc., Digital Audio Corporation, and Robinson-Turney International, Inc., and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)

10.11	Secured Term Note by Digital Recorders, Inc., TwinVision of North America, Inc., Digital Audio Corporation, and Robinson-Turney International, Inc., issued to Laurus Master Fund, Ltd., in the original principal amount of $1,600,000 (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)

Exhibit No.	Document
10.12	Common Stock Purchase Warrant dated as of April 28, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)

10.13	Amended and Restated Registration Rights Agreement dated as of April 28, 2006, by and between Digital Recorders, Inc. and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)

10.14	Share Purchase Agreement, dated as of April 30, 2007, entered into by and among Dolphin Direct Equity Partners, LP, Digital Audio Corporation and Digital Recorders, Inc. (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 2007)

10.15	Waiver and Consent, dated as of April 30, 2007, entered into by and between Digital Recorders, Inc., TwinVision of North America, Inc., Digital Audio Corporation, Robinson-Turney International, Inc. and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 2007)

10.16	Form of Share Purchase Agreement, dated June 11, 2007, between Digital Recorders, Inc. and buyer of Series J Convertible Preferred Stock of Digital Recorders, Inc. with Schedule of Differences (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2007)

10.17	Form of Registration Rights Agreement, dated June 11, 2007, between Digital Recorders, Inc. and holder of Series J Convertible Preferred Stock of Digital Recorders, Inc. (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2007)

10.18	Promissory Note, dated April 30, 2007, by Dolphin Direct Equity Partners, LP issued to Digital Recorders, Inc. in the principal sum of $344,184.50 (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2007)

31.1	Section 302 Certification of David L. Turney (filed herewith)

31.2	Section 302 Certification of Stephen P. Slay (filed herewith)

32.1	Section 906 Certification of David L. Turney (filed herewith)

32.2	Section 906 Certification of Stephen P. Slay (filed herewith)

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
DRI CORPORATION

Signature: By:	/s/ Stephen P. Slay Stephen P. Slay
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	November 13, 2007