Form 10-K
period 2007-12-31
DRI CORP
filed 2008-03-31
CIK 853695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
Commission file number 000-28539
DRI CORPORATION
(Exact name of registrant as specified in its Charter)

North Carolina	56-1362926
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
5949 Sherry Lane, Suite 1050
Dallas, Texas 75225
(Address of principal executive offices, Zip Code)
Registrant’s telephone number, including area code:
(214) 378-8992
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.10 Par Value	The NASDAQ Capital Market®
(Title of Each Class)	(Name of Each Exchange on Which Registered)
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act of 1934: Yes ☐    No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: Yes ☐    No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐   No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐   No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2007 was approximately $32,272,218.
Indicate the number of shares outstanding of the registrant’s Common Stock as of February 29, 2008:

Common Stock, par value $.10 per share	11,203,181
(Class of Common Stock)	Number of Shares
DOCUMENTS INCORPORATED BY REFERENCE:
Part III incorporates certain information by reference from the registrant’s definitive proxy statement, which will be filed on or before April 29, 2008, for the Annual Meeting of Shareholders to be held on or before June 3, 2008.

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
     Forward-looking statements in this Annual Report may include, without limitation, the following:
•	Statements regarding our ability to meet our capital requirements;

•	Statements regarding our ability to meet and maintain our existing debt obligations, including obligations to make payments under such debt instruments;

•	Statements regarding our future cash flow position;

•	Statements regarding our ability to obtain lender financing sufficient to meet our working capital requirements;

•	Statements about our efforts to manage and effect certain necessary fixed cost reductions;

•	Statements regarding our ability to achieve other expense reductions;

•	Statements regarding the timing or amount of future revenues;

•	Statements regarding product sales in future periods;

•	Statements regarding the effectiveness of any of management’s strategic objectives or initiatives or the implications thereof on our shareholders, creditors, or other constituencies;

•	Statements regarding expected results;

•	Statements regarding current trends and indicators;

•	Statements regarding our ability to comply with Section 404 of the Sarbanes-Oxley Act of 2002;

•	Statements regarding recent legislative action affecting the transportation and/or security industry, including, without limitation, the Safe, Accountable, Flexible, Efficient, Transportation Equity Act – A Legacy for Users, and any successor legislation, and its impact on the Company’s results of operations;

•	Statements regarding changes in federal or state funding for transportation and or security-related funding;

•	Statements regarding possible growth through acquisitions;

•	Statements regarding future sources of capital to fund such growth, including sources of additional equity financing;

•	Statements regarding anticipated advancements in technology related to our products and services;

•	Statements regarding future product and service offerings;

•	Statements regarding the success of product and service introductions;

•	Statements regarding the ability to include additional security features to existing products and services;

•	Statements regarding the potential positive effect such additional security features may have on revenues;

•	Statements regarding the expected contribution of sales of new and modified security related products to our profitability;

•	Statements regarding future events or expectations including the expected timing of order deliveries;

•	Statements regarding the expected customer acceptance of products;

•	Statements regarding potential benefits our security features may have for our customers;

•	Statements regarding the success of special alliances with various product partners;

•	Statements regarding the availability of alternate suppliers of the component parts required to manufacture our products;

•	Statements regarding our intellectual property rights and our efforts to protect and defend such rights; and

•	Statements that contain words like “believe,” “anticipate,” “expect” and similar expressions that are used to identify forward-looking statements.

     Readers should be aware that all of our forward-looking statements are subject to a number of risks, assumptions and uncertainties, such as but not limited to, (and in no particular order):
•	Risks that we may not be able to meet our capital requirements;

•	Risks that we may not be able to meet and maintain our debt obligations, including obligations to make payments under such debt instruments;

•	Risks regarding our future cash flow position;

•	Risks that we may be unable to obtain lender financing sufficient to meet our working capital requirements;

•	Risks that we may not be able to effect desired and planned reductions in certain fixed costs;

•	Risks that we may not be able to achieve other expense reductions;

•	Risks that management’s strategic objectives or initiatives may not be effective;

•	Risks that assumptions behind future revenue timing or amounts may not prove accurate over time;

•	Risks that current trends and indicators may not be indicative of future results;

•	Risks that we may lose customers or that customer demand for our products and services may decline;

•	Risks that there will be reductions in federal and/or state funding for the transportation and/or security industry;

•	Risks that we may be unable to grow through acquisitions;

•	Risks that we may be unable to secure additional sources of capital to fund growth, including the inability to secure additional equity financing;

•	Risks that future technological advances may not occur when anticipated or that future technological advances will make our current product and service offerings obsolete;

•	Risks that potential benefits our security products may have for our customers do not materialize;

•	Risks that we will be unable to meet expected timing of order deliveries;

•	Risks that product and service offerings may not be accepted by our customers;

•	Risks that product and service introductions may not produce desired revenue results;

•	Risks that we may be unable to create meaningful security product features in either new or existing products;

•	Risks regarding the uncertainties surrounding our anticipated success of special alliances with various product partners;

•	Risks that we may be unable to address and remediate any deficiencies in our internal controls over financial reporting and/or our disclosure controls;

•	Risks that insufficient internal controls over financial reporting may cause us to fail to meet our reporting obligations, result in material misstatements in our financial statements, and negatively affect investor confidence;

•	Risks that our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 could fail to be successful;

•	Risks that we may be unable to obtain alternate suppliers of our component parts if our current suppliers are no longer available or cannot meet our future needs for such parts; and

•	Risks that our efforts to protect and defend our intellectual property rights will not be sufficient.
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
WHERE YOU MAY FIND ADDITIONAL INFORMATION
     Our internet address is www.digrec.com. We make publicly available free of charge on our internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). Information contained on our website is not a part of this Annual Report.

     You may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room, 100 F Street, NE, Washington, D.C. 20549-0102. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Securities and Exchange Commission.

PART I
Item 1. Business
General
     In this Annual Report on Form 10-K, we refer to DRI Corporation as “DRI”, “the Company”, “us”, “we” and “our.” DRI was incorporated in March 1983 as Digital Recorders, Inc. and became a public company through an initial public offering in November 1994. In June 2007, our shareholders approved changing the Company’s name to DRI Corporation. DRI’s common stock, $.10 par value per share (“Common Stock”), trades on the NASDAQ Capital Market® under the symbol “TBUS”.
     Through its business units and wholly owned subsidiaries, DRI designs, manufactures, sells, and services information technology products either directly or through manufacturers’ representatives or distributors. DRI has historically operated within two major business segments: (1) the Transportation Communications segment and (2) the Law Enforcement and Surveillance segment. In April 2007, the Company’s Digital Audio Corporation subsidiary, which comprised all of the operations of the Law Enforcement and Surveillance segment, was divested and is presented in the accompanying consolidated financial statements and notes as discontinued operations. Accordingly, the Company’s continuing operations consist of one operating segment.
     DRI produces passenger information communication products under the Talking Bus®, TwinVision®, VacTell™ and Mobitec® brand names, which are sold to transportation vehicle equipment customers worldwide. The Talking Bus®, VacTell™ and TwinVision® brands are sold in the United States (“U.S.”) and Canada. Net sales in these two countries represent 47% of total net sales split 80% in the U.S. and 20% in Canada. Long-lived assets within the U.S. include 42% of all long-lived assets and are all owned by our U.S. businesses. The Mobitec® brand, which represents 53% of total net sales, is sold in the Nordic market in Sweden, Norway, Denmark, and Finland, in several countries in the European market including Germany, France, Poland, UK, Spain, and Hungary, in the South American market, primarily in Brazil, and in the Asian-Pacific and Middle-East markets. Long-lived assets within the Nordic market include 49% of all long-lived assets and are all owned by our subsidiaries in Europe. All other long-lived assets within the remaining markets account for approximately 9% of the total long-lived assets. See the accompanying consolidated financial statements and notes to consolidated financial statements for geographical information regarding the Company’s sales and long-lived assets.
     DRI’s customers generally fall into one of two broad categories: end-user customers or original equipment manufacturers (“OEM”). DRI’s end-user customers include municipalities; regional transportation districts; state, and local departments of transportation; transit agencies; public, private, or commercial operators of bus and van vehicles; and rental car agencies. DRI’s OEM customers are the manufacturers of transportation rail, bus and van vehicles. The relative percentage of sales to end-user customers compared to OEM customers varies widely and frequently from quarter-to-quarter and year-to-year, and within products and product lines comprising DRI’s mix of total sales in any given period.
     U.S. Operations
     Our current U.S.-based operations consist of the following subsidiaries.
•	Digital Recorders, Inc. (“DR”), based in the Research Triangle Park area of North Carolina, was established in September 1983. DR operated as a business unit of the Company under the name “Digital Recorders” until August 2007, at which time it was incorporated as a wholly-owned subsidiary of the Company. DR primary products include: computer aided dispatch Global Positioning Satellite (“GPS”) tracking; automatic vehicle location (“AVL”) systems; VacTell™ video surveillance security systems; automatic vehicle monitoring (“AVM”) systems; and Talking Bus® automatic voice announcement systems. Some of these products feature security related functionality. DR’s customers include: transit operating agencies, commercial transportation vehicle operators, and manufacturers of those vehicles primarily in the USA and Canada.
•	TwinVision of North America, Inc. (“TVna”), a wholly owned subsidiary of DRI based in the Research Triangle Park area of North Carolina, was established by DRI in May 1996. TVna designs, manufactures, sells, and services electronic destination sign systems used on transit and transportation rail, bus and van vehicles. Some of these products include security related functionality. TVna’s customers include: transit operating agencies, commercial transportation vehicle operators, and manufacturers of those vehicles primarily in the USA and Canada.
•	RTI, Inc., a wholly owned subsidiary of DRI based in Dallas, Texas, was established in August 1994 and acquired by DRI in July 1998. With the acquisition of RTI, Inc., DRI also acquired TwinVision® business development and marketing capabilities, as well as an exclusive license to the Lite Vision Corporation’s display technology which at the time was the primary display technology in use. RTI, Inc. is a marketing consulting and business development firm devoted to the public transit industry’s needs, primarily those of European-based businesses. RTI, Inc. presently generates no revenue.
     International Operations
     In June 2001, we completed the acquisition of Mobitec AB, based in Göteborg, Sweden, as part of our strategy to grow the Company at an accelerated pace through both internal and external means.  Mobitec AB is part of DRI-Europa AB, our corporate framework for international operations that also includes Mobitec GmbH, Mobitec Pty Ltd, our 50% share of Mobitec Ltda., and our 51% share of Castmaster Mobitec India Private Limited. Together, these subsidiaries primarily serve the European, Nordic, Far Eastern, Middle Eastern, South American, Australian, and Asian-Pacific markets. The acquisition, which significantly expanded our geographical reach, had a purchase price of approximately $7.8 million paid in a combination of cash, Common Stock, warrants, and seller financing.
•	DRI-Europa AB, based in Göteborg, Sweden, is a wholly owned subsidiary of DRI that was established in February 2001 to serve as the umbrella organizational structure for DRI’s international operations.
•	Mobitec GmbH (formerly known as Transit-Media GmbH) was established in 1995 and acquired by DRI in April 1996. Following the acquisition of Mobitec GmbH in June 2001, Transit-Media GmbH was merged with Mobitec GmbH in January 2002 and the combined company became Transit Media-Mobitec GmbH (“TM-M”). In the fourth quarter of 2005, TM-M was renamed Mobitec GmbH. Mobitec GmbH, based in Ettlingen, Germany, is a wholly owned subsidiary of DRI-Europa AB. Mobitec GmbH primarily produces, sells and services Mobitec® products. Mobitec GmbH’s customers include transit operating agencies, commercial transportation vehicle operators, and the manufacturers of those vehicles in select European, Asian-Pacific, and Middle-Eastern markets.
•	Mobitec AB, a wholly owned subsidiary of DRI-Europa AB based in Göteborg, Sweden, was established in 1987 and acquired by DRI in June 2001. Based upon our internal market share calculations, we believe Mobitec AB holds the largest market share of electronic destination sign systems in the Nordic markets. In addition to serving the Nordic markets, Mobitec AB also has sales and service offices in Germany and Australia, as well as a 50% owned subsidiary in Brazil, Mobitec Brazil Ltda. Mobitec AB’s customers include: transit operating agencies, commercial transportation vehicle operators, and the manufacturers of those vehicles in the Nordic and select European markets. Mobitec AB also owns 51% of the Castmaster Mobitec India Private Limited joint venture located in India.
•	Mobitec Pty Ltd, a wholly owned subsidiary of Mobitec AB based in Peakhurst NSW, Australia, was established in 2000 and acquired by DRI in June 2001 as part of the Mobitec AB acquisition. Mobitec Pty Ltd imports and sells complete Mobitec® electronic destination sign systems primarily within the Australian market. Based upon our internal market share calculations, we believe Mobitec Pty Ltd holds a majority market share in the Australian market.
•	Mobitec Brazil Ltda, a 50% owned subsidiary of Mobitec AB based in Caxias do Sul, Brazil, was established in 1996. Our 50% interest was acquired by DRI in June 2001 as part of the Mobitec AB acquisition. Mobitec Brazil Ltda is engaged in manufacturing, selling and servicing electronic destination sign systems to OEM bus manufacturers, and some end customer operating authority customers primarily in South America. Its products are also shipped throughout Mexico, the Caribbean, and the Middle East. The remaining 50% of Mobitec Brazil Ltda is owned by the Company’s Brazilian Managing Director. Mobitec AB, through its representation on a supervisory board, has controlling authority over Mobitec Brazil Ltda.
•	Castmaster Mobitec India Private Limited (“Castmaster Mobitec”), which began operations in the fourth quarter of 2007, is a joint venture between Mobitec GmbH and Castmaster Enterprises Private Limited, a company incorporated in India. Mobitec AB owns 51% of Castmaster Mobitec, which is based in Delhi, India. Castmaster Mobitec has exclusive rights to produce, sell and service Mobitec® destination sign systems in India and selected markets in that region.
     Divestiture of Digital Audio Corporation
     On April 30, 2007 (the “Closing Date”), the Company and its wholly-owned subsidiary Digital Audio Corporation (“DAC”) entered into a Share Purchase Agreement with Dolphin Direct Equity Partners, LP (“Dolphin”), a Delaware limited partnership, pursuant to which Dolphin acquired all of DAC’s issued and outstanding shares of common stock for an aggregate purchase price of $1.4 million. Dolphin is an affiliate of Dolphin Offshore Partners, L.P., which is the beneficial owner of 9.9% of our issued and outstanding Common Stock (as reported in our Definitive Proxy Statement filed with the SEC on April 30, 2007). Dolphin paid $1.1 million of the purchase price on the Closing Date. The remainder of the purchase price is reflected in a promissory note issued to the Company in the original principal amount of $344,000. Principal on the promissory note is payable in four equal annual installments of $86,000 with interest payable semi-annually at the prime rate as published by the Wall Street Journal. Additionally, pursuant to terms of the Share Purchase Agreement, the Company retained the exclusive right to purchase DAC’s products for resale in the United States for the two-year period following the Closing Date.
     DAC comprised all of the operations of the Law Enforcement and Surveillance segment reported by the Company prior to divestiture. Accordingly, the Company’s continuing operations consist of only one operating segment, the Transportation Communications segment.
Industry and Market Overview
     The transportation communications passenger information communications market served by DRI developed because of several factors. In the past, that market was influenced by the Americans With Disabilities Act (“ADA”), the Clean Air Act, the Intermodal Surface Transportation Efficiency Act (“ISTEA”) and related legislation, intelligent transportation systems initiatives, and the need to enhance fleet flexibility. The ADA initially accelerated the trend toward systems for automatic next-stop announcements by requiring that fixed-route transit systems announce major stops and transfer points to assist visually challenged passengers. However, a more fundamental and long-term impetus for the development of this market is the need to provide improved passenger information and customer services to operators and riders of public and private transit and transportation vehicles as well as to provide fleet management and security services. DRI’s electronic destination sign systems and automatic voice announcement and vehicle locating systems provide transit systems’ customers with next stop, transfer point, route and destination information, vehicle location and operational condition information, and public service announcements, as well as security related functionality in certain instances. On the public side of this market, mass transit operating authorities can normally apply to the U.S. Federal Transit Administration (“FTA”) for grants covering up to approximately 80% of funding for certain equipment purchases with the remainder of product acquisition funding being provided by state and local sources. Additionally, more recently, funds have been allocated through the Department of Homeland Security to assist transit vehicle operations in securing enhanced security capability; in certain instances this funding is available at 100% of the procured item contracted value. Privately funded users of DRI’s transit communications sector products include rental car shuttle vehicles and tourist vehicle operators.
     In the U.S., the Transportation Equity Act for the 21st Century (“TEA-21”) was a $41 billion, six-year federal funding initiative. TEA-21 expired in third quarter 2003 and was temporarily extended through a series of legislative Continuing Resolutions pending the anticipated enactment of new long-term authorizing legislation. U.S. public transportation operated for over two years with the uncertainties created by the Continuing Resolutions’ short-term extensions of TEA-21, which provided a substantial part of capital acquisition funding to transit agency customers serviced by the Company. On August 10, 2005, new legislation, the Safe, Accountable, Flexible, Efficient, Transportation Equity Act – A Legacy for Users (“SAFETEA-LU”), was signed into law by President Bush and is the primary program funding the U.S. public surface transit market at the federal level. SAFETEA-LU promotes the development of modern, expanded, intermodal public transit systems nationwide and also designates a wide range of tools, services, and programs intended to increase the capacity of the nation’s mobility systems. SAFETEA-LU guarantees a record level $52.6 billion in funding for public transportation through fiscal year 2009. In 2007, federal funding for public transportation was $8.975 billion and in 2008, federal public transportation funding has increased 5.8% to $9.492 billion, an all-time high for federal public transit funding according to the American Public Transportation Association (“APTA”). More recently, the Bush Administration budget proposal has included in excess of $10 billion of funding to public mass transportation. Though federal funding was available during the period between the expiration of TEA-21 and the enactment of SAFETEA-LU, we believe the underlying longer-term funding uncertainties had been a source of significant market disruption. We believe elimination of the uncertainty that impacted the market during the period between the expiration of TEA-21 and the enactment of SAFETEA-LU and the on-going record-high funding increases and proposals for transit have led to an upturn in the market for most of our products. We believe this upturn is long-term in nature and constitutes a significant contributing factor in the increased revenue and improved operating results we reported in 2006 and 2007.
     Our expanded international business, which represented approximately 53% of our total revenue in 2007, reflects continued strengthening of many of our traditional core served market segments as well as opening of new served-market sectors. Increased business activity from our Brazilian joint venture and the previously announced new joint venture in India, Castmaster Mobitec, are areas of particular interest in the favorable trends in revenue. Initial orders for delivery of product have commenced at Castmaster Mobitec. We also believe that this Castmaster Mobitec development represents another important globalization success for the Company in that certain product and product components for Castmaster Mobitec originates from designs and components drawn from our Swedish and Brazilian operations.

     While as much as 80% of certain major capital expenditures can be funded federally in most instances, U.S. federal funding accounts for less than 20% of all funding in the U.S. market. The remainder comes from a combination of state and local public funds and passenger fare revenues. However, even though the federal funding is a relatively low share of the total, its presence, absence or uncertainty, in our opinion, has a far larger impact on the market than the 20% might imply. Funding for markets outside of the U.S. comes from a variety of sources. These sources vary widely from region-to-region and from period-to-period but include combinations of local, regional, municipal, federal, and private entities or funding mechanisms as well as funds generated by collection of fares.
     The automatic voice announcement systems market served by DR emerged primarily because of ADA legislation. DR was among the pioneers to develop automatic voice announcement technology including GPS tracking and triggering. DR’s Talking Bus® system met favorable acceptance in terms of concept, design, and technology, and was acknowledged to be ADA compliant. That regulatory-driven acceptance has now grown into a basic customer service consideration. We believe that about 55% of all new bus vehicles in North America contained automatic voice announcement systems in recent years. We expect this percentage to increase over the next several years as automatic voice announcement systems reduce cost, decrease in maintenance cost and complexity, integrate to deliver other features and services, and become more distinctly perceived as a form of customer service. To date, DR has had minimal international sales. Management believes DR holds a significant U.S. market share in stand-alone (as opposed to similar functionality included in larger integrated information system installations) automatic voice announcement systems.
     Enhancement and expansion of the AVL and AVM capabilities of the DR-600 Talking Bus® system has enabled DRI to expand the market it serves to include fleet management (“Integrated Systems” or “Engineered Systems”) services for operators and users of transit vehicle systems. An outcome of this is the ability to provide more and better information to the users of transit systems by placing real-time current vehicle location information at passenger boarding locations and vehicle operating efficiency and vehicle health information at operational headquarters and other strategic locations. Additionally, this capability is emerging as a form of security risk mitigation for our customers with recent orders addressing such security functionality. It is in this area of our business that we form alliances with others in order to enhance our market capability and access. Furthering security features and security related transit products, DR rolled out VacTell™ video actionable intelligence solutions in the latter part of 2005.  VacTell™ combines well-established Digital Recorders® on- and off-vehicle location and monitoring products with advanced digital video recording and wireless communications technologies to deliver the ability to manage security events on a real-time basis.
     The electronic destination sign system market served by TVna, Mobitec AB, Mobitec GmbH, Mobitec Pty Ltd, Mobitec Brazil Ltda, and Castmaster Mobitec is highly competitive. Growth of this business is closely tied to overall market growth, increased market share, or technological advances. A significant portion of transit buses in operation worldwide have some form of electronic destination sign system. We estimate approximately 95% of those systems in the U.S. are electronic. The percentage of buses with electronic destination sign systems varies greatly among geographic international markets, with some markets as high as 95% and some markets as low as 5%. We estimate approximately 45% of destination sign systems in all international markets are electronic and believe this percentage is trending upward. We believe that TVna holds a significant market share in the U.S., while Mobitec AB holds a majority market share in the Nordic market and Mobitec AB, through subsidiaries, holds significant market share in the majority of its primary geographic served markets.
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
     In DRI’s electronic destination sign systems market, management views Luminator Holding L.P. (“Luminator”), an operating unit of Mark IV Industries, Inc., as its principal competitor. Clever Devices Ltd. is the most significant competitor in the domestic automatic voice announcement systems market. In the integrated systems market, management considers INIT GmbH, Siemens AG (this particular business unit of Siemens was recently acquired by Continental AG), and Orbital Sciences Corporation (“Orbital”) to be DRI’s most significant competitors. Numerous other competitors exist, particularly in the international markets, and most tend to serve discrete territories. Of the international competitors, those comprising the majority of competitive market shareholdings are: LLE, Luminator, Hanover Displays, Gorba, INIT, Siemens, and Orbital. All of these except Orbital, Luminator, and Hanover Displays are based in Central Europe. Hanover Displays is based in the United Kingdom with the majority market share there, as well as sales in selected regions of the continental European market. Orbital and Luminator are based in the U.S.

Products and Product Design
     DRI’s current products include:
•	DR600™, a vehicle logic unit for buses that provides automatic vehicle monitoring, automatic vehicle location, and automatic vehicle schedule adherence communication systems and programs, generally including GPS triggering of product features;
•	GPS tracking of vehicles;
•	Talking Bus® next stop automatic voice announcement system and next stop internal signage;
•	A Software Suite that provides modules for customized transit applications including computer-aided dispatch, automatic vehicle location, vehicle monitoring, wireless data exchange, and Central Recording Station;
•	Transit Arrival Signs and software;
•	Airport Shuttle Automatic Vehicle Location products and Arrival Signs;
•	Integration of and with vehicle sub-systems including destination signs, fare collection, automatic passenger counters, engine controllers, transmission, multiplexer, etc.;
•	TwinVision® all-LED (light-emitting diode) electronic destination sign systems;
•	TwinVision® Chromatic Series family of color electronic destination sign systems;
•	ELYSÉ® and Central Recording Station software;
•	Mobitec® electronic destination sign systems; and
•	VacTell™ video surveillance, recording and actionable intelligence products.
     The DR systems enable voice-announced transit vehicle stops, GPS-based automatic vehicle location, automatic vehicle monitoring, and other passenger information, such as next stop, transfer point, route and destination information, and public service announcements. The vehicle locating and monitoring aspect of this product further provides security-related capabilities. These systems can be used in transit buses and vans, light rail vehicles, trains, subway cars, people movers, monorails, airport vehicles and tour buses, as well as other private and commercial vehicles. Compliant with industry-recognized standards, the system uses an open architecture, computer-based microprocessor electronics system design including interoperability with third-party equipment. The open architecture design permits expansion to customer size requirements and integration with other electronic systems. Wireless 802.11x data exchange is available. This system, as well as all of DRI’s products, is designed to meet the severe operating demands of temperature, humidity, shock, vibration, and other environmental conditions found in typical transit applications.
     DRI’s electronic destination sign system products, which are generally known by the TwinVision® and Mobitec® brand names, represent technologically advanced products pioneered by our RTI, Mobitec GmbH, TVna, and Mobitec AB subsidiaries. The product line includes various models covering essentially all popular applications. Where applicable, these products adhere to ADA requirements and function under industry-recognized standards. They each possess an open architecture, microprocessor-based design. In 2000, TVna and Mobitec GmbH introduced an all-LED, solid-state product. The all-LED product dominates sales of destination sign systems in North America, while the prior generation, mechanical “flip-dot” or “flip-dot/LED” products, accounts for a significant but declining percentage of sales by DRI’s European subsidiaries. As the name implies, the “all-LED” product provides improved illumination and eliminates moving parts, thereby delivering better readability and lowered maintenance expenses.
     In 2001, TVna and Mobitec GmbH introduced the TwinVision® Chromatic Series, including TwinVision® Chroma I and TwinVision® Chroma IV, which offers DRI’s customers greater color “route identification” flexibility and message display options for electronic destination signage. These products incorporate colorized route capabilities while retaining electronic destination sign system message display advantages for the color-vision impaired.
     Message programming for all electronic destination sign system products is accomplished via proprietary ELYSÉ®

software developed by Mobitec GmbH and refined by TVna, or similar companion software developed by Mobitec AB. Programming is accomplished through such means as PCMCIA memory card download, USB devices and certain wireless capabilities.
     In January 2001, DR entered into a license agreement with the University of Washington to use certain technology developed by the Intelligent Transportation Systems Research program at the University under the names “BusView” and “MyBus.” The technology, some of which we have integrated with the Talking Bus® system, enables transit system users to access information about the vehicle they wish to board, such as schedule data, via the internet. This technology, combined with DRI’s internal developments, is helping extend DRI’s product offerings into automatic vehicle location, fleet management, automatic vehicle monitoring, and off-vehicle passenger information markets and security.
Marketing and Sales Organization
     DRI’s products are marketed by in-house sales and marketing personnel, commissioned independent sales representatives, and by distributors in selected limited circumstances as appropriate for each business unit and market segment. Marketing and sales activities include database marketing; selective advertising; direct contact selling; publication of customer newsletters; participation in trade shows and industry conventions; and cooperative activities with systems integrators and alliance partners on a selective basis.
     Management regularly evaluates alternative methods of promoting and marketing DRI’s products and services. Web site and internet-based marketing techniques currently serve to assist marketing and sales efforts, but the custom-specification, request-for-quote nature of DRI’s markets does not lend itself to full-scale, internet-driven marketing and sales efforts.
Customers
     Though we had no major customers (defined as those customers to which we made sales greater than 10% of DRI’s total sales) in 2007, we continue to generate a significant portion of our sales from a relatively small number of key customers. These key customers, the composition of which may vary from year to year, are primarily transit bus original equipment manufacturers. In 2007, five customers accounted for 21.3% of sales. In 2006, three customers accounted for 19.2% of sales. In 2005, three customers accounted for 22.8% of sales. We sell our products to a limited set of customers and can experience concentration of revenue with related credit risk. Loss of one or more of these key customers could have an adverse material impact on the Company.
Seasonality and Fluctuation in Results
     DRI’s sales are not generally “seasonal” in nature. However, a significant portion of sales for each product line is made, either directly or indirectly, to government or publicly funded entities. In addition, many sales to transit original equipment manufacturers are themselves related to sales by those manufacturers to government or publicly funded entities. In general, due to project funding availability considerations being somewhat tied to governmental agencies in some instances, we may occasionally experience the appearance of “seasonality” like movement in revenue. In the U.S., the federal government and many state and local governments operate on an October to September fiscal year. Several key international government customers operate on an April to March fiscal year. In addition, government agencies occasionally have a tendency to purchase infrequently and in large quantities, creating uneven demand cycles throughout the year. These cycles generate periods of little order activity as well as periods of intense order activity. This fluctuation in ordering tends to make sales patterns uneven and make it difficult to forecast quarter-to-quarter and year-to-year results.
     Sales to DRI customers are characterized by relatively larger contracts and lengthy sales cycles that generally extend for a period of two months to 24 months. The majority of sales of the Company’s products and services are recognized upon physical shipment of products and completion of the service, provided all accounting criteria for recognition have been met. Sales and revenues for projects involving multiple elements (i.e., products, services, installation and other services) are recognized under specific accounting criteria based on the products and services delivered to the customer and the customer’s acceptance of such products and services. Sales and revenues from more complex or time-spanning projects within which there are multiple deliverables including products, services, and software are recognized based upon the facts and circumstances unique to each project. This generally involves recognizing sales and revenue over the life of the project based upon (1) meeting specific delivery or performance criteria or (2) the percentage of project completion achieved in each accounting period.
     DRI’s sales tend to be made pursuant to larger contracts, requiring deliveries over several months. Purchases by a majority of DRI’s customers are frequently somewhat dependent, directly or indirectly, on federal, state, regional and local funding.

Manufacturers of transportation equipment, who, in turn, sell to agencies or entities dependent on government funding, are the principal customers for DRI’s products. Further, governmental type purchasers generally are required to make acquisitions through a public bidding process. The fact that much of DRI’s sales are derived from relatively large contracts with a small number of customers can result in fluctuations in DRI’s sales and, thus, operating results, from quarter-to-quarter, period-over-period and year-to-year.
     Due to DRI’s business dealings in foreign countries, the Company may experience foreign currency transaction gains and losses in relation to the changes in foreign currency rates, which can result in variances from quarter-to-quarter and year-to-year. The Company does not engage in currency hedging at this time.
Backlog
     DRI’s backlog as of December 31, 2007, was $12.0 million compared to $8.4 million as of December 31, 2006, and $6.9 million as of December 31, 2005, Fluctuations in backlog can occur and generally are due to: (1) timing of the receipt of orders; (2) order cycle fluctuations arising from the factors described under the heading “Seasonality and Fluctuation in Results”; and (3) the extent of long-term orders in the marketplace. DRI currently anticipates that it will deliver all, or substantially all, of the backlog as of December 31, 2007, during the fiscal year 2008.
Research and Development
     DRI is committed to the continued technological enhancement of all its products and to the development or acquisition of products having advanced technological features. However, continued development of any individual product is dependent upon product acceptance in the marketplace. DRI’s objective is to develop products that are considered high quality, technologically advanced, cost competitive, and capable of capturing a significant share of the addressable market. Product development based upon advanced technologies is one of the primary means by which management differentiates DRI from its competitors.
     Management anticipates that technological enhancements to the Talking Bus® automatic voice announcement system, VacTell™ video surveillance security products, and TwinVision® and Mobitec® electronic destination sign system products will continue in the future. Such technological enhancements are designed to enhance DRI’s ability to integrate these products with other technologies, reduce unit cost of production, capture market share and advance the state-of-the-art technologies in DRI’s ongoing efforts to improve profit margins. The enhancements should increase available marketable product features as well as aid in increasing market share, product profit margins and market penetration. In addition to enhancing existing products, DRI generally has new generations of products under various stages of development.
     History of Research and Development – Product Pioneer
     In 1996 and 1997, Mobitec GmbH and TVna, respectively, introduced a new generation display element through the TwinVision® LeDot® electronic destination sign system. The new products combined known and proven benefits of LED technology with improved electromagnetic flip-dot elements to enhance product performance. These enhancements improved distance readability and reduced maintenance costs. This development, under a product display technology licensed from Lite Vision Corporation, virtually changed the entire electronic destination sign system industry and quickly became an industry standard. That generation of product has subsequently been substantially replaced with other technological advances as noted herein.
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
     Continuing technology leadership in the DR business unit, which was a pioneer in GPS-based voice annunciation, we further enhanced the DR product to expand functionality. DR’s main research and development projects in recent periods centered on the DR600™ vehicle logic unit for bus automatic vehicle monitoring, automatic vehicle location and automatic vehicle schedule adherence communication systems and programs and VacTell™ video actionable intelligence products.

     Research and development activities continued in all business segments during 2007. Research and development expenses were $1.1 million in 2007, $1.5 million in 2006, and $1.5 million in 2005. These expenditures represented 2.0%, 3.0%, and 3.4% of sales in 2007, 2006, and 2005. respectively. During 2007, as in prior years, certain engineering personnel were used in the development of software that met the capitalization criteria of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Approximately $669,000 of costs in 2007 were capitalized as an asset to be amortized as the expected sales of the developed software are realized. This compares to capitalization of $201,000 and $791,000 for such costs for the years ended December 31, 2006 and 2005, respectively.
     Because we believe technological advances are necessary to maintain and improve product lines and, thus, market position, we expect to continue to invest in research and development for the near future. Due to our research and development spending, we may experience fluctuations in operating results since costs may be incurred in periods prior to the related or resulting sales.
Manufacturing Operations
     Our principal suppliers for the DR business unit are ISO (or substantial equivalent) certified contract-manufacturing firms that produce DR-designed equipment. DR and TVna also perform part of their assembly work in-house. Prior to 2005, we were solely dependent on one contract manufacturer to provide the majority of our products for our DR business unit; however, beginning in 2005, we began sourcing major components and services to additional suppliers. In keeping with this policy, we plan to continue to execute contracts with other suppliers to perform some of the services provided by current suppliers.
     TVna purchases display components and assemblies for electronic destination sign systems from multiple companies in the U.S., Europe, and Asia. We generally assemble these products, and some related subassemblies, in-house. Domestic production is compliant with “Buy-America” regulations.
     Mobitec AB produces the majority of the products it sells, as well as products for sales of Mobitec GmbH and Mobitec Pty, in Herrljunga, Sweden. It purchases raw materials, components and assemblies primarily from suppliers located in the Nordic, Asian and European markets.
     Mobitec Brazil Ltda produces its products in Caxias do Sul, Brazil. It purchases raw materials, components and assemblies from companies in Europe, LEDs from DRI’s other subsidiaries, and the remainder primarily from various local suppliers in Brazil.
Customer Service
     We believe our commitment to customer service has enhanced the customer’s opinion of DRI compared to our competitors. Our plan is to continue defining and refining our service-oriented organization as a sustainable competitive advantage.
Proprietary Rights
     We currently own four design patents and have a combination of trademarks, copyrights, alliances, trade secrets, nondisclosure agreements, and licensing agreements to establish and protect our ownership of, and access to, proprietary and intellectual property rights. Our attempts to keep the results of our research and development efforts proprietary may not be sufficient to prevent others from using some or all of such information or technology. By “designing around” our intellectual property rights, our competitors may be able to offer similar functionality provided by our products without violating our intellectual property rights. We have registered our Digital Recorders®, Talking Bus®, TwinVision®, VacTell™, Mobitec® trademarks, logos, slogans, taglines and trade names with the U.S. Patent and Trademark Office and, where appropriate, abroad.
     We intend to pursue new patents and other intellectual property rights protection methods covering technology and developments on an on-going basis. We also intend to use our best efforts to maintain the integrity of our service marks, trade names and trademarks and other proprietary names and protect them from unauthorized use, infringement and unfair competition.
Employees
     As of December 31, 2007, DRI employed 186 people, of which 77 were employed domestically and 109 were employed internationally. Of the 77 domestic employees, 4 were employed in our Dallas administrative office and 73 were employed in our North Carolina operations. Of the 109 international employees, 48 were employed in Sweden, 12 were employed in Germany, and 49 were employed in other countries. DRI employees were deployed as follows: 56 in operations; 27 in engineering; 43 in sales and marketing; and 60 in administrative functions. Although European subsidiaries include some limited work-place agreements, DRI employees are not covered by any collective bargaining agreements and management believes its employee relations are good. We believe future success will depend, in part, on our continued ability to attract, hire, and retain qualified personnel.
Item 1A. Risk Factors
     Many of the risks discussed below have affected our business in the past, and many are likely to continue to do so. These risks may materially adversely affect our business, financial condition, operating results or cash flows, or the market price of our Common Stock.
     Risks Related to Indebtedness, Financial Condition and Results of Operations
     Our cash resources may not be sufficient to make payment on our domestic note payable and line of credit. We have a note payable outstanding with a December 31, 2007 principal balance of $500,000 due on April 30, 2008. We also have an agreement with a lender under which a revolving line of credit has been established to support the working capital needs of our domestic operations and which has a maturity date of June 30, 2008. At December 31, 2007, the outstanding balance of this credit facility was $3.8 million. We can give no assurance the borrowing availability on our domestic line of credit will be sufficient to provide the cash resources for us to make payment in full on the note payable due April 30, 2008. We anticipate our cash resources will not be sufficient to make payment in full on the outstanding balance of the line of credit at June 30, 2008. We can give no assurance that we will be successful in extending, renewing or refinancing this debt on or before the maturity date or that we will be able to do so on commercially reasonable terms. Failure to make full payment on the note payable or to extend, renew, or refinance the revolving line of credit or do so on commercially reasonable terms would have a material adverse effect on our financial condition and our ability to continue as a going concern.
     Our substantial debt could adversely affect our financial position, operations and ability to grow. As of December 31, 2007, our total debt of approximately $7.2 million consisted of long-term debt in the amount of $250,000, all of which is classified as current, and short-term debt of $6.9 million. Included in the long-term debt is $250,000 outstanding under an 8.0% convertible debenture held by a shareholder and director payable in full August 26, 2009. Included in the short-term debt is $6.0 million under our domestic and European revolving credit facilities, $500,000 under a promissory note due on April 30, 2008, and a loan of $391,000 from a Swedish bank payable in three installments in March 2008, June 2008, and September 2008. Our domestic revolving credit facility, with an outstanding balance of $3.8 million as of December 31, 2007, is payable in full on June 30, 2008. Our European revolving credit facilities have outstanding balances of $2.1 million as of December 31, 2007, under agreements with a Swedish bank with an expiration date of December 31, 2008, and an outstanding balance of $103,000 as of December 31, 2007, under an agreement with a German bank with an open-ended term. On or before the expiration date, the Company expects to renew the credit agreements with the Swedish bank with agreements substantially similar in terms and conditions. Our substantial indebtedness could have adverse consequences in the future, including without limitation:
•	we could be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, which would reduce amounts available for working capital, capital expenditures, research and development and other general corporate purposes;

•	our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate could be limited;

•	we may be more vulnerable to general adverse economic and industry conditions;

•	we may be at a disadvantage compared to our competitors that may have less debt than we have;

•	it may be more difficult for us to obtain additional financing that may be necessary in connection with our business;

•	it may be more difficult for us to implement our business and growth strategies; and

•	we may have to pay higher interest rates on future borrowings.
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
     Risks Related to Our Operations and Product Development
     A significant portion of our sales is derived from sales to a small number of customers. If we are not able to obtain new customers or repeat business from existing customers, our business could be seriously harmed. We sell our products to a limited and largely fixed set of customers and potential customers. We sell primarily to original equipment manufacturers and to end users such as municipalities, regional transportation districts, transit agencies, federal, state and local departments of transportation, and rental car agencies. The identity of the customers who generate the most significant portions of our sales may vary from year to year. In 2007, five customers accounted for 21.3% of our net sales compared to three customers accounting for 19.2% of our net sales in 2006 and three customers accounting for 22.8% of our net sales in 2005. If any of our major customers stopped purchasing products from us, and we were not able to obtain new customers to replace the lost business, our business and financial condition would be materially adversely affected. Many factors affect whether customers reduce or delay their investments in products such as those we offer, including decisions regarding spending levels and general economic conditions in the countries and specific markets where the customers are located.

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
     Many of our customers rely, to some extent, on government funding,which subjects us to risks associated with governmental budgeting and authorization processes. A majority of our sales address end customers having some degree of national, federal, regional, state, or local governmental-entity funding. These governmental-entity funding mechanisms are beyond our control and often are difficult to predict. Further, general budgetary authorizations and allocations for state, local and federal agencies can change for a variety of reasons, including general economic conditions, and have a material adverse effect on us. For example, the TEA-21 legislation under which the funding for our transportation products business segment domestic sales are derived was subject to reauthorization in 2003, but was not replaced with new legislation, SAFETEA-LU, until August, 2005. In the interim period, federal funding was only available through short-term extensions of TEA-21. Underlying longer term funding uncertainties contribute to significant market disruption.
     In addition to federal funding to the public transit side of our domestic market, a majority of our customers rely on state and local funding. These tend to be affected by general economic conditions. For example, some transit operating authorities reduced service in 2005 and 2006 in response to the slow economy and uncertainties on the reauthorization of SAFETEA-LU. Events such as these can have a depressing effect on sales of our products. It is not possible to precisely quantify or forecast this type of impact. Any unfavorable change in any of these factors and considerations could have a material adverse effect upon us.
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
     We operate in several international locations and, in Brazil and India,, with less than full ownership control. Not all countries embrace the full scope of the regulatory requirements placed on U.S. public companies. Operating under those inhibiting circumstances can make it difficult to assure that all of our internal controls are being followed as we would expect and detection of non-compliance may not be as timely as desired.
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

     Risks Related to Human Resources and Employee Relations
If our former professional employment organization failed to discharge with any of its material obligations during the period they provided us with our workforce, we might be in a position where we assume liability for all or a portion of any unmet obligations. Effective April 1, 2006, we entered into a contractual relationship with The Castleton Group (“Castleton”), a professional employment organization (“PEO”), whereby Castleton provided payroll processing and personnel administrative services and became the employer of record for all of the our U.S.-based workforce. We received notice on January 2, 2008 that our contractual relationship with Castleton was terminated effective November 30, 2007, which coincides with the pay period end date of our final payroll processed by Castleton. Castleton had been deemed insolvent by the North Carolina Department of Insurance and on December 22, 2007, Castleton filed for Chapter 7 Bankruptcy protection in the Eastern District of North Carolina. Castleton additionally may have failed to properly discharge its responsibilities in certain other respects as related to its contractual responsibilities. We are unable to determine what obligations, if any, might result from Castleton’s failure to comply with its responsibilities and obligations in this contractual relationship and what impact such obligations might have on our financial condition. Should we have to defend our selves against allegations of such liability or should we ultimately be found to be liable for any significant unmet obligations, it could have a significant adverse effect on our operations.
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
     Risks Related to Our International Operations
     There are numerous risks associated with international operations, which represent a significant part of our business. Our international operations generated approximately 53% of our sales in 2007. Our sales outside the U.S. were primarily in Europe (particularly the Nordic countries), South America, the Middle East, and Australia. The success and profitability of international operations are subject to numerous risks and uncertainties, such as economic and labor conditions, political instability, tax laws (including U.S. taxes upon foreign subsidiaries), and changes in the value of the U.S. dollar versus the local currency in which products are sold. Any unfavorable change in one or more of these factors could have a material adverse effect upon us.
     Complying with foreign tax laws can be complicated, and we may incur unexpected tax obligations in some jurisdictions. We maintain cash deposits in foreign locations and many countries impose taxes or fees upon removal from the country of cash earned in that country. While we believe our tax positions in the foreign jurisdictions in which we operate are proper and fully defensible, tax authorities in those jurisdictions may nevertheless assess taxes and render judgments against us. In such an event, we could be required to make unexpected cash payments in satisfaction of such assessments or judgments or incur additional expenses to defend our position. As described in Note 21 in the accompanying notes to the consolidated financial statements, the Company’s Brazilian subsidiary was assessed $1.5 million in Industrialized Products Taxes, a form of federal value-added tax in Brazil, and related penalties and fines in 2006. The assessment was the result of an audit performed by Brazil’s Federal Revenue Service in 2006 and varying interpretations of Brazil’s complex tax law by Brazil’s Federal Revenue Service and the Company.
     Risks Related to Internal Controls
     Required reporting on internal control over financial reporting. In accordance with Section 404 of the Sarbanes-Oxley Act, we report on the effectiveness of our internal controls over financial reporting in each Annual Report. In Item 9A of this Annual Report, we reported a material weakness in our internal controls over financial reporting at December 31, 2007. We can give no assurances that our efforts to maintain effective internal controls over financial reporting will be successful in future reporting periods. This could cause investors to lose confidence in our internal control environment.
     Risks Related to Intellectual Property
     We may not be able to defend successfully against claims of infringement against the intellectual property rights of others, and such defense could be costly. Third parties, including our competitors, individual inventors or others, may have patents or other proprietary rights that may cover technologies that are relevant to our business. Claims of infringement have been asserted against us in the past. Even if we believe a claim asserted against us is not valid, defending against the claim may be costly. Intellectual property litigation can be complex, protracted, and highly disruptive to business operations by diverting the attention and energies of management and key technical personnel. Further, plaintiffs in intellectual property cases often seek injunctive relief and the measures of damages in intellectual property litigation are complex and often subjective or uncertain. In some cases, we may decide that it is not economically feasible to pursue a vigorous and protracted defense and decide instead to negotiate licenses or cross-licenses authorizing us to use a third party’s technology in our products or to abandon a product. If we are unable to defend successfully against litigation of this type, or to obtain and maintain licenses on favorable terms, we could be prevented from manufacturing or selling our products, which would cause severe disruptions to our operations. For these reasons, intellectual property litigation could have a material adverse effect on our business or financial condition.
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
     Further, the stock markets, and particularly the NASDAQ Capital Market, have experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many technology companies and have often been unrelated or disproportionate to the operating performance of such companies. These broad market factors have had and may continue to have an adverse affect on the market price of our Common Stock. In addition, general economic, political and market conditions, such as recessions, interest rate variations, international currency fluctuations, terrorist acts, military actions or war, may adversely affect the market price of our Common Stock.
     Our preferred stock and convertible debentures have preferential rights over our Common Stock. We currently have outstanding shares of Series AAA Redeemable, Nonvoting, Convertible Preferred Stock, Series E Redeemable, Nonvoting, Convertible Preferred Stock, Series G Redeemable, Convertible Preferred Stock, Series H Redeemable, Convertible Preferred Stock, and Series J Redeemable, Convertible Preferred Stock as well as an eight percent (8.0%) convertible debenture, all of which have rights in preference to holders of our Common Stock in connection with any liquidation of the Company. The aggregate liquidation preference is $860,000 for the Series AAA Preferred, $425,000 for the Series E Preferred, $2.1 million for the Series G Preferred, $295,000 for the Series H Preferred, and $450,000 for the Series J Preferred, in each case plus accrued but unpaid dividends, and the aggregate principal amount of the outstanding eight percent (8.0%) convertible debenture is $250,000. Holders of the Series AAA Preferred, Series E Preferred, Series G Preferred, Series H Preferred, and Series J Preferred are entitled to receive cumulative quarterly dividends at the rate of five percent (5.0%) per annum, seven percent (7.0%) per annum, eight percent (8.0%) per annum, eight percent (8.0%) per annum, and eight percent (8.0%) per annum, respectively, on the liquidation value of those shares. Dividends on the Series G Preferred are payable in kind in additional shares of Series G Preferred and dividends on the Series H Preferred are payable in kind in additional shares of Series H Preferred. Dividends on the Series J Preferred are payable in kind in additional shares of Series J Preferred or in cash, at the option of the holder. The purchase agreement pursuant to which we issued our outstanding eight percent (8.0%) convertible debenture, as well as our domestic senior credit facility, prohibit the payment of dividends to holders of our Common Stock. The holder of the debenture has the right to require us to redeem the debenture upon the occurrence of certain events, including certain changes in control of the Company or our failure to continue to have our stock listed on the NASDAQ Stock Market or another stock exchange. In such an event, the holder would have the right to require us to redeem the debenture for an amount equal to the principal amount plus an 18% annual yield on the principal amount through the date of redemption, and we might not have the ability to make the required redemption payments. The preferential rights of the holders of our convertible debenture and preferred stock could substantially limit the amount, if any, that the holders of our Common Stock would receive upon any liquidation of the Company.
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
     The adoption of our shareholder rights agreement may discourage third parties from making takeover offers, including takeover offers that might result in a premium being paid for shares of our common stock. Effective September 22, 2006, the Company entered into a shareholder rights agreement designed to prevent any potential acquirer from gaining control of the Company without fairly compensating our shareholders and to protect the Company from unfair or coercive takeover attempts. In furtherance of the shareholder rights agreement, the Board of Directors approved the declaration of a dividend of one right for each outstanding share of the Company’s Common Stock on the record date of October 9, 2006. Each of the rights, which are not currently exercisable, entitles the holder to purchase 1/1000th of a share of the Company’s Series D Junior Participating Preferred Stock at an exercise price of $5.00. In general, the rights will become exercisable only if any person or group of affiliated persons makes a public announcement that it has acquired 15% or more of the Company’s Common Stock or that it intends to make or makes a tender offer or exchange offer for 15% or more of the Company’s Common Stock. Following the announcement of any such acquisition or offer, the rights are redeemable by us at a price of $0.01 per right.
     The effect of this rights plan could prevent or deter a potential unsolicited takeover of us by causing substantial dilution of an acquirer of 15% or more of our outstanding Common Stock. This could delay or prevent a third party from acquiring us even if the acquisition would be beneficial to our shareholders. These factors could also reduce the price that certain investors might be willing to pay for shares of the Common Stock and result in the market price being lower than it might be without these provisions. Therefore, mergers and acquisitions of us that our shareholders may consider in their best interests may not occur.
     Provisions of our bylaws limit the ability of shareholders to call special meetings of shareholders and therefore could discourage, delay or prevent a merger, acquisition or other change in control of our company. On September 12, 2007, our Board of Directors voted to amend and restate the bylaws of the Company. The Amended and Restated Bylaws of the Company became effective on September 12, 2007. Under the amended and restated bylaws, special meetings of the shareholders may be called by the Chairman of the Board, the President, the Board of Directors or any shareholder or shareholders holding in the aggregate 51% of the voting power of all the shareholders. Prior to the amendment and restatement of the bylaws, special meetings of the shareholders could be called by the Chairman of the Board, the President, the Board of Directors or any shareholder or shareholders holding in the aggregate 35% of the voting power of all the shareholders.
     The effect of this provision of our Amended and Restated Bylaws could delay or prevent a third party from acquiring the Company or replacing members of the Board of Directors, even if the acquisition or the replacements would be beneficial to our shareholders. These factors could also reduce the price that certain investors might be willing to pay for shares of the Common Stock and result in the market price being lower than it might be without these provisions.
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
     There are many risks associated with potential acquisitions. We intend to continue to evaluate potential acquisitions that we believe will enhance our existing business or enable us to grow. If we acquire other companies or product lines in the future, it may dilute the value of our existing shareholders’ ownership. The impact of dilution may restrict our ability to consummate further acquisitions. Issuance of equity securities in connection with an acquisition may further restrict utilization of net operating loss carryforwards because of an annual limitation due to ownership changes under the Internal Revenue Code. We may also incur debt and losses related to the impairment of goodwill and other intangible assets if we acquire another company, and this could negatively impact our results of operations. We currently do not have any definitive agreements to acquire any company or business, and we may not be able to identify or complete any acquisition in the future. Additional risks associated with acquisitions include the following:
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

Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     We do not own any real estate. Instead, we lease properties both in the U.S. and abroad. Following are our locations:

City and State	Country	Area	Use	Monthly Rent	Expiration
Durham, NC	USA	50,136 sf	Office, service and repair, warehouse and assembly	$32,587	April 2011
Dallas, TX	USA	3,145 sf	Office (a)	$5,883	April 2008
Peakhurst	Australia	271 sm	Office	$3,387	February 2010
Caxias do Sul	Brazil	88 sm	Office and assembly	$4,241	Open ended
Herrljunga	Sweden	2,000 sm	Office, warehouse and assembly (b)	$6,802	March 2011
Ettlingen	Germany	242 sm	Office	$3,115	October 2010

(a)	Used by administration — U.S. corporate

(b)	Used by administration — international
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
     Mr. David N. Pilotte, who served as the Company’s Chief Financial Officer until June 9, 2006, stated an intention to arbitrate a claim for severance compensation. On September 21, 2006, Mr. Pilotte filed an action in Dallas County (Texas) Court alleging that the Company and others affiliated with the Company had wrongfully withheld such payments in a lump sum form and further that the Company and certain of its officers have provided misleading or false information and representations to him and others. Mr. Pilotte sought a lump sum payment of all remaining severance obligations, statutory and liquidated damages provided under the North Carolina Wage and Hour Act, as well as reasonable attorney’s fees. The Company paid severance compensation to him in the form of standard payroll installments and such payments were completed in full as of March 2007. The parties to this action agreed to resolve the remaining dispute through arbitration and that any and all judgments resulting from arbitration would be final. In December, 2007 arbitration proceedings were held and judgment in the matter was issued in favor of the Company. No further obligations by the Company were required as a result of the arbitration judgment and the matter is now closed.
Item 4. Submission of Matters to a Vote of Security Holders
     No matter was submitted to a vote of the holders of our Common Stock during the fourth quarter 2007.
PART II
Item 5. Market for the Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities
     The following table sets forth the range of high and low sales prices for our Common Stock, as reported by the NASDAQ Capital Market®, from January 1, 2006 through December 31, 2007. The prices set forth reflect inter-dealer quotations, without retail markups, markdowns, or commissions, and do not necessarily represent actual transactions.

	High	Low
Year Ended December 31, 2006
First Quarter	$1.81	$1.25
Second Quarter	1.43	1.05
Third Quarter	1.40	1.05
Fourth Quarter	1.49	1.19
Year Ended December 31, 2007
First Quarter	$2.20	$1.16
Second Quarter	2.99	1.50
Third Quarter	3.61	2.26
Fourth Quarter	3.48	2.23
     As of February 29, 2008, there were approximately 2,180 holders of our Common Stock (including 123 shareholders of record.)
     We have not paid dividends on our Common Stock nor do we anticipate doing so in the near future. In addition, our prior and current credit facilities restrict the payment of dividends upon any class of stock except on our Preferred Stock. We also have five classes of outstanding Preferred Stock with dividend rights that have priority over any dividends payable to holders of Common Stock.
Equity Compensation Plan Information
     The following table provides information, as of the end of fiscal 2007, with respect to all compensation plans and individual compensation arrangements of DRI under which equity securities are authorized for issuance to employees or non-employees:

			Number of Securities
			Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance Under
	be Issued Upon Exercise	Exercise Price of	Equity Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column a)
Plan Category	(a)	(b)	(c)
1993 Incentive Stock Option Plan	417,200	$ 2.53	None

2003 Stock Option Plan	590,600	$ 2.38	45,433

Total	1,007,800	$ 2.45	45,433

*	All options issued under the 1993 Incentive Stock Option Plan and the 2003 Stock Option Plan have been approved by the Company’s shareholders.
     At the annual meeting of shareholders in May 2006, shareholders approved an equity-based stock compensation plan for members of the Board of Directors and certain key executive managers of the Company (the “Stock Compensation Plan”). The Stock Compensation Plan partially compensates members of the Board of Directors and certain key executive management of the Company in the form of stock of the Company in lieu of cash compensation. The Stock Compensation Plan became effective as of January 1, 2006, and was made available on a fully voluntary basis. The number of shares payable under the Stock Compensation Plan is determined by dividing the cash value of stock compensation by the higher of (1) the actual closing price on the last trading day of each month or (2) the book value of the Company on the last day of each month. Fractional shares are rounded up to the next full share amount.
Performance Graph
     The following graph and table compare the cumulative total shareholder return on our Common Stock from December 31, 2002 through December 31, 2007, with the Standard & Poor’s 500 Information Technology Index and the NASDAQ® Index. The comparison reflected in the graph and table is not intended to forecast the future performance of our Common Stock and may not be indicative of such future performance. The graph and table assume an investment of $100 in our Common Stock and each index on December 31, 2002, and the reinvestment of all dividends.
     This graph was prepared by the Total Return Service of Standard & Poor’s Investment Services.
TOTAL RETURN TO SHAREHOLDERS
(Includes Reinvestment of Dividends)

	ANNUAL RETURN PERCENTAGE
Company / Index	Years Ending
	Dec03	Dec04	Dec05	Dec06	Dec07
DRI CORPORATION	14.17	42.34	-60.77	-22.22	104.20
S&P 500 INFORMATION TECHNOLOGY	47.23	2.56	0.99	8.42	16.31
NASDAQ® INDEX	50.36	8.41	2.20	10.27	9.92

	Base	INDEXED RETURNS
Company / Index	Period	Years Ending
	Dec02	Dec03	Dec04	Dec05	Dec06	Dec07
DRI CORPORATION	100	114.17	162.50	63.75	49.58	101.25
S&P 500 INFORMATION TECHNOLOGY	100	147.23	150.99	152.49	165.33	192.29
NASDAQ® INDEX	100	150.36	163.00	166.58	183.68	201.91
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

     During the year ended December 31, 2007, the Company issued 43,240 shares to seven individuals under the Stock Compensation Plan at an average price of $1.76 per share in lieu of $76,000 in cash compensation. Section 16 reports filed with the SEC include the actual prices at which shares were issued to each individual.
     In June 2007, the Company sold an aggregate of 90 shares of Series J Redeemable, Convertible Preferred Stock (“Series J Preferred”) to multiple outside investors pursuant to a share purchase agreement. The proceeds to the Company, net of issuance expenses of $39,000, were $411,000, all of which was used for general corporate purposes. In addition to the purchase agreement, the Company entered into a Registration Rights Agreement with the Series J Investors pursuant to which the Company has agreed that upon demand by the Series J Investors, the Company will register the shares of Common Stock issuable upon conversion of the Series J Preferred Stock (the “Registrable Shares”) for resale by the Series J Investors under the Securities Act of 1933, as amended (the “Securities Act”). The Company also agreed that it will register the Registrable Shares if the Company registers any of its securities under the Securities Act in connection with a public offering of its Common Stock during the one-year period following the date of issuance of the Series J Preferred.
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
     In June 2007, in connection with the sale of the Series J Preferred, the Company issued the placement agent warrants to purchase an aggregate of 15,929 shares of the Company’s Common Stock at an exercise price of $2.26 per share. The warrants are exercisable at any time for a period of five years after issuance.
Item 6. Selected Financial Data
     The selected Statements of Operations Data set forth below for the years ended December 31, 2007, 2006, and 2005 has been derived from our audited consolidated financial statements and related notes included elsewhere in this report. The selected Statements of Operations Data set forth below for the years ended December 31, 2004 and 2003 has been derived from our audited consolidated financial statements and the related notes, which are not included in this report. The selected Balance Sheet Data set forth below as of December 31, 2007 and 2006 has been derived from our audited consolidated financial statements and related notes included elsewhere in this report. The selected Balance Sheet Data set forth below as of December 31, 2005, 2004 and 2003 has been derived from our audited consolidated financial statements and the related notes, which are not included in this report. This information should be read in conjunction with “Item 1. Description of Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as the audited consolidated financial statements and notes thereto included in “Item 8. Financial Statements and Supplementary Data.”

Statements of Operations Data

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except share and per share amounts)
Net sales	$57,932	$49,161	$43,087	$45,913	$42,569

Gross profit	18,621	13,874	14,515	16,818	15,895

Operating income (loss)	2,256	(3,144)	(4,997)	(1,686)	(508)

Net income (loss) applicable to common shareholders	380	(4,241)	(6,450)	(3,476)	(2,233)

Net income (loss) applicable to common shareholders per common share
Basic	$0.04	$(0.43)	$(0.67)	$(0.49)	$(0.58)
Diluted	$0.03	$(0.43)	$(0.67)	$(0.49)	$(0.58)

Weighted average number of common shares and common share equivalents outstanding
Basic	10,751,220	9,787,599	9,675,580	7,149,544	3,873,133

Diluted	11,146,107	9,787,599	9,675,580	7,149,544	3,873,133

Balance Sheet Data

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Current assets	$23,297	$22,065	$20,211	$22,275	$19,949
Total assets	38,914	37,167	33,317	37,893	34,358
Current liabilities	17,632	18,417	14,640	12,929	16,335
Long term debt	14	42	68	653	6,647
Minority interest	422	234	892	441	338
Redeemable Preferred Stock	3,618	3,691	3,189	1,845	3,250
Shareholders’ equity	19,492	17,195	17,566	23,641	11,232
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT ARE IN ITEM 8 OF THIS DOCUMENT.
     Restatement of Fiscal 2007 Quarterly Data
     As further described in Note 22 to the consolidated financial statements, the Company has restated its unaudited interim consolidated financial statements for the second and third quarters of 2007.
     Business — General
     We, directly or through contractors design, manufacture, sell and service information technology products. Until the divestiture of DAC in April, 2007, we conducted our operations in two business segments: (1) the Transportation Communications segment and (2) the Law Enforcement and Surveillance segment. The Law Enforcement and Surveillance segment is reflected as discontinued operations in the accompanying consolidated financial statements and, accordingly, is no longer reflected as an operating segment. While service is a significant aspect of DRI’s marketing strategy, it is not yet a significant generator of revenue for the Company.
     DRI’s products are sold worldwide within the passenger information communication industry and market. We sell to transportation vehicle equipment customers generally in two broad categories: end customers and original equipment manufacturers of transportation vehicles. End customers include municipalities; regional transportation districts; federal, state and local departments of transportation; transit agencies; public, private, or commercial operators of vehicles; and rental car agencies. The relative percentage of sales to end customers as compared to OEM customers varies widely and frequently from quarter-to-quarter and year-to-year and within products and product lines comprising DRI’s mix of total sales in any given period.

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
     The following table sets forth the percentage of DRI’s sales represented by certain items included in DRI’s Statements of Operations:

	Year Ended December 31,
	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of sales	67.9	71.8	66.3

Gross profit	32.1	28.2	33.7

Operating expenses:
Selling, general and administrative	26.3	31.6	41.8
Research and development	2.0	3.0	3.4

Total operating expenses	28.3	34.6	45.2

Operating income (loss)	3.8	(6.4)	(11.5)
Other income and expense	(1.5)	(2.9)	(1.1)

Income (loss) from continuing operations before income tax expense and minority interest	2.3	(9.3)	(12.6)
Income tax expense	(0.5)	(0.7)	(0.4)

Income (loss) from continuing operations before minority interest in (income) loss of consolidated subsidiary	1.8	(10.0)	(13.0)
Minority interest in (income) loss of consolidated subsidiary	(0.3)	1.3	(1.0)

Income (loss) from continuing operations	1.5	(8.7)	(14.0)
Income (loss) from discontinued operations	(0.4)	0.7	0.4

Net income (loss)	1.1%	(8.0)%	(13.6)%

Comparison of Results for the Years Ended December 31, 2007 and 2006
     Net Sales and Gross Profit
     Due to commonality of customers, products, technology, and management, we manage and report our U.S and foreign operations as a single reporting segment. For discussion purposes, we differentiate between sales and gross profit for the U.S. market and the foreign markets to better provide our investors with useful information.
     For 2007, sales increased $8.7 million, or 17.8%, from $49.2 million for 2006 to $57.9 million for 2007. The increase resulted from higher sales of $3.6 million by our U.S. subsidiaries and higher sales of $5.1 million from our foreign subsidiaries.
     The increase in U.S. sales for 2007 as compared to 2006 is consistent with the apparent upturn in the U.S. transit market primarily due to the favorable impact of new transit funding legislation passed into law in August 2005. SAFETEA-LU is the primary program funding the U.S. public surface transit market at the federal level. SAFETEA-LU promotes the development of modern, expanded, intermodal public transit systems nationwide and also designates a wide range of tools, services, and programs intended to increase the capacity of the nation’s mobility systems.  Enacted in August 2005, SAFETEA-LU guaranteed a record level $52.6 billion in funding for public transportation through fiscal year 2009.  In 2007, federal funding for public transportation was $8.975 billion and in 2008, federal public transportation funding has increased 5.8% to $9.492 billion, an all-time high for federal public transit funding according to APTA. Overall, we believe the enactment of SAFETEA-LU and the record-high funding increases for transit have led to an upturn in the U.S. market for most of our products. We believe this upturn is long term in nature and constitutes a significant contributing factor in the increased revenue and improved operating results that we have reported in recent periods.
     The increase in international sales is inclusive of an increase due to foreign currency fluctuations of approximately $2.8 million. Exclusive of foreign currency fluctuations, the increase in international sales of $2.3 million resulted from higher sales in the South America, Middle East and Asia-Pacific markets offset by lower sales in the European market. DRI does not use currency hedging tools. Each of our foreign subsidiaries primarily conducts business in its respective functional currencies thereby reducing the impact of foreign currency transaction differences. If the U.S. dollar strengthens compared to the foreign currencies converted, it is possible the total sales reported in U.S. dollars could decline.
     Expected sales growth will be dependent upon the expansion of new product offerings and technology, as well as expansion into new geographic areas. We believe our relatively high market share positions in some markets preclude significant sales growth from increased market share.
     Our gross profit increased $4.7 million or 34.2%, from $13.9 million in 2006 to $18.6 million in 2007. As a percentage of sales, gross profit was 28.2% of net sales in 2006 as compared to 32.1% in 2007. Of the $4.7 million net increase in gross profit, a $3.0 million increase was attributable to U.S. operations and a $1.7 million increase was attributable to international operations.
     The U.S. gross profit as a percentage of sales for 2007 was 32.7% as compared to 24.7% for 2006. A significant portion of the increase in sales in the U.S. in 2007 resulted from increased sales of engineered systems, which yield higher margins than other products sold by the Company. Though the increase in sales of destination signs in the U.S. was not as significant as the increase in engineered systems, the Company realized increased margins on sales of LED destination signs resulting from the Company’s ability to negotiate lower costs for component parts in the later part of 2006 and continuing into 2007. As part of a workforce reduction implemented by the Company in the U.S. in the second quarter of 2007, direct production labor was reduced, resulting in a reduction of cost of sales in 2007. Additionally, a reduction in capitalized software amortization and a reduction of shipping expenses included in cost of sales also contributed to higher gross profit in 2007 as compared to 2006.
     The international gross profit as a percentage of sales for 2007 was 31.7% as compared to 31.4% for 2006. However, during much of 2007, the international gross profit as a percentage of net sales had actually been lower than in 2006. During those periods, the lower gross profits were primarily a result of the Company lowering prices in response to competitive pricing pressures within certain served international markets. Also contributing to the lower gross profits in those periods of 2007 was an increase in sales of LED destination signs, which yielded lower margins than the overall product mix. In the third quarter of 2007, the Company was able to enter into new purchasing agreements with several major suppliers with more favorable pricing of component parts purchased by the Company. The lower pricing of component parts resulted in lower cost of sales and higher gross profits in late third quarter and the fourth quarter of 2007. Additionally, in the fourth quarter of 2006, the Company’s gross profit was decreased due to the Company recording IPI tax assessed to Mobitec Ltda. as a result of an audit performed by Brazil’s federal tax authority. The lower cost of sales from improved component part pricing and the IPI tax assessment in the prior year were significant contributing factors in the overall full year improved international gross profit in 2007 compared to 2006.

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
     Selling, General, and Administrative
     Selling, general, and administrative expenses for 2007 decreased $339,000, or 2.2%, from $15.6 million for 2006 to $15.2 million for 2007. Excluding an increase of $756,000 due to the change in foreign currency exchange rates from 2006 to 2007, selling, general, and administrative expense decreased approximately $1.1 million from 2006 to 2007. This $1.1 million decrease principally resulted from a decrease in operating expenses recorded in 2006 related to IPI tax and related penalties assessed to Mobitec Ltda. of $981,000 as a result of an audit performed by Brazil’s federal tax authority. Additional decreases resulted primarily from (1) a decrease in bad debt expense of $315,000 due to the Company increasing the allowance for doubtful accounts in 2006 to report certain accounts receivable estimated to be uncollectible at net realizable value, (2) a decrease due to the Company recording an expense of $108,000 in 2006 for liquidated damages paid to an investor of the Company and (3) a decrease in bank-related fees of $120,000 due to additional one-time fees being recorded in 2006 upon replacing our domestic asset-based lending agreement with LaSalle Bank with a similar agreement with Laurus and a one-time reduction of financing fees in 2007 resulting from the Company’s amendment of its debt agreements with Laurus Master Fund, Ltd. (“Laurus”) in December 2006. These decreases were partially offset by (1) an increase in outside consulting expenses of $278,000 resulting from the engagement of an independent accounting firm to assist with the Company’s efforts to comply with the Sarbanes-Oxley Act of 2002 and the engagement of an investment banking firm to assist the Company with its strategic financial planning and (2) an increase in legal expenses of $197,000 incurred primarily as a result of the Company’s termination of its agreement with Castleton and certain other personnel matters in 2007.
     As a percentage of our net sales, these expenses were 26.2% in 2007 and 31.6% in 2006. The decrease as a percentage of sales is due to the leveraging effect of the increase in sales, as well as lower general and administrative expenses in total dollars.
     Research and Development
     Research and development expenses for 2007 decreased $314,000, or 21.5%, from $1.5 million for 2006 to $1.1 million for 2007. This category of expenses includes internal engineering personnel, outside engineering expense for software and hardware development, and new product development. As a percentage of net sales, these expenses decreased from 3.0% in 2006 to 2.0% in 2007.
     During 2007, salaries and related costs of certain engineering personnel who were used in the development of software met the capitalization criteria of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS No. 86”). The total amount of personnel and other expense capitalized in 2007 was $669,000 as compared to $201,000 in 2006.
     Operating Income (Loss)
     The net change in our operating income was an increase of $5.4 million from a net operating loss of $3.1 million in 2006 to net operating income of $2.3 million in 2007. The increase in operating income is due to higher sales and gross profit, lower selling, general and administrative expenses and lower research and development costs as previously described.
     Other Income, Foreign Currency Gain (Loss) and Interest Expense
     Other income, foreign currency gain (loss), and interest expense decreased $527,000 from $1.4 million in 2006 to $884,000 in 2007 due to a decrease in interest expense of $311,000, an increase in other income of $158,000, and an increase in foreign currency gain of $58,000. The decrease in interest expense resulted primarily from (1) decreased interest of $100,000 on the Brazilian IPI tax settlement recorded in 2006, (2) a decrease of $212,000 due to reduced amortization of beneficial conversion features on a convertible debenture, (3) a decrease of $108,000 due to reduced amortization of a fee on the Laurus note payable which was eliminated by an amendment to the note and (4) decreased amortization of debt issue costs on the Laurus line of credit and Laurus note payable of $33,000, offset by increased amortization of the fair value of Common Stock issued to Laurus in exchange for amending terms of the Company’s line of credit and note payable of $106,000.

     Income Tax Expense
     Income tax expense was $291,000 in 2007 as compared with an income tax expense of $331,000 in 2006. The tax expense for 2007 consisted of income tax expense of $573,000 arising from foreign jurisdictions and an income tax benefit of $282,000 arising from United States federal and state jurisdictions.
     Discontinued Operations
     On April 30, 2007, we divested DAC, which comprised all the operations of the Law Enforcement and Surveillance segment of the Company. This segment is reflected as discontinued operations in the accompanying consolidated financial statements and is no longer reported as an operating segment. Accordingly, income and losses from discontinued operations have been reported separately from continuing operations. Amounts reported in prior periods have been retroactively adjusted in the accompanying consolidated statements of operations to remove them from their historical classifications to conform with this presentation. Since the divestiture of DAC occurred on April 30, 2007, income (loss) from discontinued operations reflects the results of the Law Enforcement and Surveillance segment’s operations for only four months for 2007, compared to twelve months’ results of operations for 2006. In 2007, sales of our Law Enforcement and Surveillance segment were $239,000 compared to sales of $2.2 million for 2006. Sales in this segment tend to be cyclical in nature and the timing of orders received from customers, especially large orders, can produce significant variations in sales results. Sales in 2006 included fulfillment of a significant order of audio processing and other specialized equipment to a U.S. federal law enforcement agency. The significant decrease in sales in 2007 contributed to a decrease in segment gross profit of $916,000.
     Net Income (Loss) Applicable to Common Shareholders
     Net income applicable to common shareholders increased $4.6 million from a net loss of $4.2 million in 2006 to net income of $380,000 in 2007. This increase is due to the factors previously addressed, as well as a $54,000 decrease in preferred stock dividends.
Comparison of Results for the Years Ended December 31, 2006 and 2005
     Net Sales and Gross Profit
     For 2006, sales increased $6.1 million, or 14.1%, from $43.1 million for 2005 to $49.2 million for 2006. The increase resulted from higher sales of $1.7 million by our U.S. subsidiaries and higher sales of $4.4 million from our foreign subsidiaries.
     The increase in U.S. sales for 2006 as compared to 2005 is consistent with the apparent upturn in the U.S. transit market primarily due to the favorable impact of new transit funding legislation passed into law in August 2005. Through August 2005, the U.S. public transportation market was still operating on short-term extensions of the previous expired transit funding legislation, which we believe created uncertainties and consequently disrupted the transit market. Though the enactment of the new legislation had little to no impact on our 2005 sales, the most significant impact was seen in increased sales in 2006. This increase was most evident in sales of new bus vehicle manufacturer products, particularly those produced and sold by TVna. To a lesser extent, there was an increase in sales of some products of DR, where procurements were being derived primarily from those same manufacturers. Market conditions for engineered systems sold by DR, such as Automatic Vehicle Locating, Automatic Vehicle Monitoring, Security and Automatic Passenger Counting Systems were significantly less improved. During the third and fourth quarters of 2005, we entered into sales agreements for these types of engineered systems projects including hardware, engineering services, and installation services that spanned longer time periods than previous projects and which placed additional demands on our engineering resources. Many of these projects were completed and a significant portion of the sales from these longer-term projects was recognized in 2006.
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
     Our gross profit decreased $641,000, or 4.4%, from $14.5 million in 2005 to $13.9 million in 2006. As a percentage of sales, gross profit was 33.7% of net segment sales in 2005 as compared to 28.2% in 2006. Of the $641,000 net decrease in gross profit, a $21,000 increase was attributable to U.S. operations and a $662,000 decrease was attributable to international operations.

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
     The international gross profit as a percentage of sales for 2006 was 31.4% as compared to 40.9% for 2005. This decrease primarily resulted from the reassignment of personnel previously in selling, general and administrative roles to production and service-related roles. Additionally, in the fourth quarter of 2006, the Company’s gross profit was decreased due to the Company recording IPI tax assessed to Mobitec Ltda. as a result of an audit performed by Brazil’s federal tax authority.
     Selling, General, and Administrative
     Selling, general, and administrative expenses for 2006 decreased $2.4 million, or 13.3%, from $18.0 million for 2005 to $15.6 million for 2006. This decrease principally resulted from the reassignment of personnel previously in selling, general and administrative roles to production and service-related roles and was partially offset by an increase of $981,000 in value-added tax expense incurred by our Brazilian subsidiary, Mobitec Ltda. Additionally, there were significant variances in other selling, general and administrative expenses which resulted in a net decrease of $326,000 as follows: (1) a decrease of $329,000 in expenses related to the APTA trade show held in the third quarter of 2005, (2) a decrease of $573,000 in public company costs, which include legal, audit and printing fees, (3) an increase in travel-related expenses of $255,000, (4) an increase in bank related fees of $132,000, and (5) an increase in promotion and advertising expenses of $189,000.
     As a percentage of our net sales, these expenses were 31.6% in 2006 and 41.8% in 2005. The decrease as a percentage of sales is due to the leveraging effect of the increase in sales, as well as lower general and administrative expenses in total dollars.
     Research and Development
     Research and development expenses for 2006 decreased $20,000, or 1.0%, from $1.48 million for 2005 to $1.46 million for 2006. This category of expenses includes internal engineering personnel, outside engineering expense for software and hardware development, and new product development. As a percentage of net sales, these expenses decreased from 3.4% in 2005 to 3.0% in 2006.
     During 2006, salaries and related costs of certain engineering personnel who were used in the development of software met the capitalization criteria of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” The total amount of personnel and other expense capitalized in 2006 was $201,000 as compared to $791,000 in 2005.
     Operating Income (Loss)
     The net change in our operating loss was a decrease of $1.9 million from $5.0 million in 2005 to $3.1 million in 2006. The reduction in operating loss is due to higher sales, lower selling, general and administrative expenses, and lower research and development costs offset by higher cost of sales as previously described.
     Other Income, Foreign Currency Gain (Loss), and Interest Expense
     Other income, foreign currency gain (loss), and interest expense increased $946,000 from $465,000 in 2005, to $1.4 million in 2006, due to an increase in interest expense of $1.0 million and a decrease in other income of $373,000, offset by an increase in foreign currency gain of $452,000. The increase in interest expense is due to the amortization of the fair value of warrants issued in connection with the Laurus line of credit and Laurus note payable of $278,000, the amortization of discount on a convertible debenture due to an investor and director of $212,000, amortization of the loan fee on the Laurus note payable of $108,000, interest expense of $249,000 incurred in connection with an Industrialized Products Tax assessed to Mobitec Ltda, and increases in the amount of borrowings on our credit facilities and other short-term debt.
     Income Tax Expense
     Income tax expense was $331,000 in 2006 as compared with an income tax expense of $176,000 in 2005. The tax expense for 2006 consisted of $12,000 arising from United States federal and state jurisdictions and $319,000 arising from foreign jurisdictions.

     Discontinued Operations
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
     Net Income (Loss) Applicable to Common Shareholders
     The net loss applicable to common shareholders decreased $2.3 million from a net loss of $6.5 million in 2005 to a net loss of $4.2 million in 2006. This decrease in net loss is due to the factors previously addressed, as well as a $179,000 decrease in dividends and amortization expenses related to Preferred Stock offerings.
Cash Flows
     The Company’s net working capital as of December 31, 2007, was $5.7 million compared to $3.6 million as of December 31, 2006. Our principal sources of liquidity from current assets included cash and cash equivalents of $729,000, trade and other receivables of $12.4 million and inventories of $9.6 million. The Company continues to decrease the average days’ sales outstanding in accounts receivable and expects to increase inventory turns through better materials requirement planning, reworking what otherwise might be considered slow moving inventory and negotiating lower component prices through volume purchase programs. The most significant current liabilities at December 31, 2007, included asset-based borrowings of $6.0 million, accounts payable of $6.2 million, accrued expenses of $3.7 million, and notes payable of $500,000. The asset-based lending agreements, both foreign and domestic, are directly related to sales and customer account collections and inventory. Such borrowings are classified as a current liability rather than a long-term liability as they each have a maturity date within 12 months of December 31, 2007. Additionally, the agreements under which these borrowings occurred were negotiated with the intent that the revolving debt would be classified and managed as long-term debt. However, Emerging Issues Task Force (“EITF”) Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement,” requires the Company to classify all of our outstanding debt under the bank facility as a current liability. The agreement has a subjective acceleration clause, which could enable the lender to call the loan, but such language is customary in asset-based lending agreements and management does not expect the lender to use this particular clause to inhibit the Company from making borrowings as provided under the loan agreement.
     Our operating activities provided cash of $1.9 million for the year ended December 31, 2007. Sources of cash from operations primarily resulted from an increase in accounts payable of $450,000 and an increase in accrued expenses of $530,000. Cash used in operating activities primarily resulted from an increase in trade accounts receivable of $1.0 million, an increase in other receivables of $272,000, an increase in inventories of $200,000, an increase in prepaids and other assets of $49,000, and a decrease in the foreign tax settlement of $208,000. Non-cash expense items totaling $1.8 million were for depreciation and amortization, common stock issued in lieu of cash compensation, stock based compensation expense, inventory obsolescence charges, and minority interest, offset by a reduction in the deferred tax liability, a gain on sale of fixed assets, and a gain on foreign currency translation. Our operating activities from discontinued operations used net cash of $68,000. The increase in trade accounts receivable primarily results from an overall increase of sales in 2007 compared to 2006 and in particular, a 30.9% increase in sales during the fourth quarter of 2007 compared to the fourth quarter in 2006. The increase in inventories resulted from a build-up of inventory to meet higher overall product sales in 2007 and to meet the demands of our increased backlog from 2006 to 2007. We consider the changes incurred in our operating assets and liabilities routine, given the number and size of orders relative to our industry and our size.  We expect working capital requirements to continue to increase with growth in sales, primarily due to the timing between when we must pay suppliers and the time we receive payment from our customers.
     Our investing activities provided cash of $201,000 for the year ended December 31, 2007. The primary source of cash was from the sale of DAC in April 2007 of $1.1 million, while the primary uses of cash were for expenditures relating to internally developed software and purchases of computer, test, and office equipment. We do not anticipate any significant expenditures for, or sales of, capital equipment in the near future.
     Our financing activities used net cash of $2.0 million. Our primary uses of cash for financing activities were payment of dividends and net payments of borrowings under the asset-based lending agreements of $118,000 and $2.5 million, respectively. Our primary sources of cash were from borrowings under asset-based lending agreements for both our U.S and our foreign subsidiaries, exercises of stock options and warrants, and the issuance of Series J Preferred stock.
     Liquidity and Capital Resources
     The Company’s primary source of liquidity and capital resources has been from financing activities. The Company has agreements with lenders under which revolving lines of credit have been established to support the working capital needs of our current operations. These lines of credit are as follows:
     On March 16, 2006, the Company entered into a two-year asset-based lending agreement with Laurus (the “Laurus Credit Agreement”).  The Laurus Credit Agreement provides up to $6.0 million in borrowings under a revolving credit facility and is secured by all of the Company’s tangible and intangible U.S. assets.  Borrowing availability under the Laurus Credit Agreement is based upon an advance rate equal to 90% of eligible accounts receivable and up to $2.0 million based upon 40% of eligible inventory.  The interest rate on borrowings under the Laurus Credit Agreement is the Wall Street Journal prime rate plus 1.75%, subject to a floor of 8%.  The Laurus Credit Agreement contains no financial covenants. At December 31, 2007, remaining borrowing availability under the revolving credit facility was approximately $1.2 million. Effective December 31, 2006, the Laurus Credit Agreement was amended to extend the maturity date to June 30, 2008.
     Mobitec AB, the Company’s wholly owned Swedish subsidiary, has an agreement with a bank in Sweden from which it may borrow up to a maximum of 10.0 million Swedish Krona (“SEK”), or $1.6 million U.S. based upon the December 31, 2007 exchange rate of 0.1563. In August, 2007, Mobitec AB converted 3.0 million SEK, or $469,000 U.S., of the outstanding balance under this agreement to a loan with principal payments to be made in four installments: 500,000 SEK ($78,000 U.S.) on December 31, 2007, 1.0 million SEK ($156,000 U.S.) on March 31, 2008, 500,000 SEK ($78,000 U.S.) on June 30, 2008, and 1.0 million SEK ($156,000 U.S.) on September 30, 2008. The principal payment due December 31, 2007 under this agreement was made by Mobitec AB as scheduled, leaving an outstanding loan balance of $391,000. As a result of the loan conversion, Mobitec AB’s borrowing capacity under this agreement was reduced to 7.0 million SEK, or $1.1 million U.S. At December 31, 2007, 6.8 million SEK, ($1.1 million U.S.). was outstanding, resulting in additional borrowing availability of 238,000 SEK ($37,000 U.S.). The terms of this agreement require payment of an unused credit line fee equal to 0.50% of the unused portion. The line of credit bore an average interest rate of 4.92% in 2007. This agreement is secured by certain assets of Mobitec AB. The remaining $1.1 million borrowing capacity under this agreement renews annually on a calendar-year basis. On or before expiration, the Company expects to renew this credit agreement with an agreement substantially similar in terms and conditions.
     Mobitec AB also has an agreement with the bank in Sweden from which it may borrow up to 9.0 million SEK, or $1.4 million U.S. At December 31, 2007, 7.0 million SEK, or $1.1 million U.S. was outstanding, resulting in additional borrowing availability of 2.0 million SEK ($319,000 U.S). The line of credit bore an average interest rate in 2007 of 5.36% and was collateralized by accounts receivable of Mobitec AB. The agreement has an expiration date of December 31, 2008. On or before expiration, the Company expects to renew this credit agreement with an agreement substantially similar in terms and conditions.
     Mobitec GmbH, the Company’s wholly owned subsidiary in Germany, has an agreement with a German bank from which it may currently borrow up to a maximum of 512,000 Euros ($754,000 U.S.) based upon the December 31, 2007 exchange rate of 1.4729. At December 31, 2007, 70,000 Euros ($103,000 U.S.) was outstanding, resulting in additional borrowing availability of 442,000 Euros ($651,000 U.S.). The line of credit bore an average interest rate in 2007 of 5.3% and was collateralized by accounts receivable and inventories of Mobitec GmbH. This agreement has an open-ended term.

     Additionally, capital resources were provided by the following financing activities in 2007:
     In June 2007, the Company sold an aggregate of 90 shares of Series J Preferred to multiple outside investors (the “Series J Investors”) pursuant to a share purchase agreement. The proceeds to the Company, net of issuance expenses of $39,000, were $411,000, all of which was used for general corporate purposes. In addition to the purchase agreement, the Company entered into a Registration Rights Agreement with the Series J Investors pursuant to which the Company has agreed that upon demand by the Series J Investors, the Company will register the shares of Common Stock issuable upon conversion of the Series J Preferred Stock (the “Registrable Shares”) for resale by the Series J Investors under the Securities Act of 1933, as amended (the “Securities Act”). The Company also agreed that it will register the Registrable Shares if the Company registers any of its securities under the Securities Act in connection with a public offering of our Common Stock during the one-year period following the date of issuance of the Series J Preferred.
     The Series J Preferred is convertible at any time at the option of the holder, into shares of Common Stock at a conversion price of $2.26 per share of Common Stock, subject to certain adjustments. Holders of Series J Preferred are entitled to voting rights on any matters on which holders of Common Stock are entitled to vote, based upon the quotient obtained by dividing the liquidation preference by the conversion price. Outstanding shares of Series J Preferred shall automatically convert to shares of the Company’s Common Stock if the closing bid price of the Common Stock on the NASDAQ Stock Market, or other exchange or market on which the Common Stock may be traded, for any period of twenty consecutive trading days exceeds $4.54. Holders of Series J Preferred are entitled to receive cumulative quarterly dividends payable in cash or additional shares of Series J Preferred, at the option of the holder, when and if declared by the Board of Directors, at a rate of 8 percent per annum on the liquidation value of $5,000 per share. The Company has the right to redeem the shares at its discretion.
     In addition to the domestic and foreign revolving lines of credit, as of December 31, 2007, the Company has outstanding the following note payable and long-term debt:
     Note Payable. On April 28, 2006, the Company, along with certain of its subsidiaries, entered into a Securities Purchase Agreement with Laurus whereby the Company issued a one-year, secured term promissory note in the original principal amount of $1.6 million (the “Laurus Note”). Under its original terms, the Laurus Note bears interest at an annual rate of 10%, with interest payable monthly in arrears, is secured by all U.S. assets of the Company, carries a $160,000 fee upon payment and matured April 28, 2007. Pursuant to an amendment effective December 31, 2006, the $160,000 fee due at maturity was eliminated and the Company was allowed the option to extend up to $500,000 of the principal amount due under the Laurus Note until April 30, 2008. Using proceeds received from the divestiture of DAC, on April 30, 2007, the Company exercised its option to extend the principal amount due under the Laurus Note until April 30, 2008 by making a payment of $1.1 million to reduce the outstanding principal amount to $500,000.
     Long-term Debt. A convertible subordinated debenture payable to a shareholder and Director of the Company, dated August 26, 2002, in the amount of $250,000, with an annual interest rate of 8.0%, is due in full on August 26, 2009, if not sooner redeemed or converted.
     Management Conclusion
     As a result of expense reduction and cost containment efforts of the Company, combined with increased revenues, we reported net income applicable to common shareholders of $380,000 in 2007. We believe that continued cost containment and revenue increases are essential if we are to sustain profitability and provide the liquidity needed to support our current operations. Our primary source of liquidity and capital resources has been from financing activities. We have outstanding the Laurus Note with a December 31, 2007 principal balance of $500,000 which has a maturity date of April 30, 2008. The Company also has agreements with lenders under which revolving lines of credit have been established to support the working capital needs of our current operations. Our revolving line of credit under the Laurus Credit Agreement, which supports our domestic operations, has a maturity date of June 30, 2008. At December 31, 2007, the outstanding balance of this credit facility was $3.8 million. We anticipate the borrowing availability on our line of credit under the Laurus Credit Agreement will be sufficient to provide the cash resources for us to make payment in full on the Laurus Note due April 30, 2008. However, we can give no assurances of such. We anticipate our cash resources will not be sufficient to make payment in full on the outstanding balance of the domestic line of credit which matures June 30, 2008. We anticipate extending, renewing or refinancing this debt on or before the maturity date, but can give no assurances we will be able to do so on commercially reasonable terms or at all. Failure to make full payment on the note payable or to extend, renew, or refinance the revolving line of credit or do so on commercially reasonable terms would have a material adverse effect on our financial condition and our ability to continue as a going concern.

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
     Allowance for Doubtful Accounts
     Our allowance for doubtful accounts relates to trade accounts receivable. It reflects our estimate of the amount of our outstanding accounts receivable that are not likely to be collected. Most of the Company’s sales are to large OEM equipment manufacturers or to state or local governmental units or authorities, so management expects low losses resulting from insolvency or actual inability to pay. The allowance for doubtful accounts is a periodic estimate prepared by management based upon identification of the collections of specific accounts and the overall condition of the receivable portfolios. When evaluating the adequacy of the allowance for doubtful accounts, we analyze our trade receivables, the customer relationships underlying the receivables, historical bad debts, customer concentrations, customer creditworthiness, current economic trends, and changes in customer payment terms.
     Inventory Valuation and Warranty Reserve
     We periodically evaluate the carrying amount of inventory based upon current shipping forecasts and warranty and post-warranty component requirements. As a part of the sale, the Company typically extends a warranty term generally ranging from one to three years. We account for this liability through a warranty reserve on the balance sheet. Additionally, in special situations, we may, solely at our discretion, use extended or post-warranty services as a marketing tool. In these instances, such future warranty costs have previously been included in the established warranty reserves. Many of our customers have contractual or legal requirements which dictate an extended period of time for us to maintain replacement parts. Our evaluation of inventory reserves involves an approach that incorporates both recent historical information and management estimates of trends. Our approach is intended to take into consideration potential excess and obsolescence in relation to our installed base, engineering changes, uses for components in other products, return rights with vendors and end-of-life manufacture. If any of the elements of our estimate were to deteriorate, additional write-downs may be required. The inventory write-down calculations are reviewed periodically and additional write-downs are recorded as deemed necessary.
     Intangible Assets and Goodwill
     In 2002, Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) became effective and, as a result, we ceased to amortize goodwill at January 1, 2002. In lieu of amortization, SFAS No. 142 requires that we perform an impairment review of goodwill at least annually, or when management becomes aware of any circumstance or trend that is reasonably likely to give rise to impairment. SFAS No. 142 requires us to test goodwill for impairment at the reporting unit level. Goodwill is considered impaired and a loss is recognized when the carrying value of a reporting unit exceeds its fair value. We must use estimates and assumptions about the Company’s market value to assign fair value to a reporting unit.
     Income Taxes
     We are required to pay income taxes in each of the jurisdictions in which we operate. These jurisdictions include the U.S. Government and several states, and a number of foreign countries. Each of these jurisdictions has its own laws and regulations, some of which are quite complex and some of which are the subject of disagreement among experts and authorities as to interpretation and application. The estimation process for preparation of our financial statements involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for income tax and accounting purposes. We review our operations and the application of applicable laws and rules to our circumstances. To the extent we believe necessary, we also seek the advice of professional advisers in various jurisdictions.
     We account for uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” The application of income tax law is inherently complex. As such, we are required to make certain assumptions and judgments regarding our income tax positions and the likelihood whether such tax positions would be sustained if challenged. Penalties related to uncertain tax positions are recorded as a component of operations. There is no interest charged for underpayment of taxes in the jurisdiction to which our uncertain tax positions relate. Interpretations and guidance surrounding income tax laws and regulations change over time. As such, changes in our assumptions and judgments can materially affect amounts recognized in our consolidated balance sheets and statement of operations.
     Revenue Recognition
     The Company recognizes the majority of its revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). SAB 104 sets forth guidelines on the timing of revenue recognition based upon factors such as passage of title, purchase agreements, established pricing and defined shipping and delivery terms. We recognize revenue in accordance with SAB 104 when all of the following criteria are met: persuasive evidence that an arrangement exists; delivery of the products or services has occurred; the selling price is fixed or determinable and collectibility is reasonably assured. Even though the Company receives customer sales orders that may require scheduled product deliveries over several months, sales are only recognized upon physical shipment of the product to the customer, provided that all other criteria of revenue recognition are met.
     The Company’s transactions sometimes involve multiple elements (i.e., products, systems, installation and other services). Revenue under multiple element arrangements is recognized in accordance with EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”). EITF No. 00-21 provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate elements based on their relative fair values (the relative fair value method). In cases in which there is objective and reliable evidence of the fair value of undelivered items in an arrangement but no such evidence for the delivered items, the amount of consideration allocated to the delivered items equals the total arrangement consideration less the aggregate fair value of the undelivered items.
     Revenue from more complex or time-spanning projects within which there are multiple deliverables including products, services, and software are accounted for in accordance with Statement of Position 97-2, “Software Revenue Recognition” or Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” depending upon the facts and circumstances unique to each project. Under each of these Statements of Position, revenue is recognized over the life of the project based upon (1) meeting specific delivery or performance criteria or (2) based upon the percentage of project completion achieved in each accounting period.
     Service revenues are recognized upon completion of the services and include product repair not under warranty, city route mapping, product installation, training, consulting to transit authorities and funded research and development projects. Service revenues were less than 3% of total revenue for 2007, 2006, and 2005.
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
Off-Balance Sheet Arrangements
     DRI does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors. We do, however, have warrants to acquire shares of our Common Stock outstanding at varied exercise prices. For further discussion see Note 12, “Common Stock Warrants” in the accompanying Notes to Consolidated Financial Statements. Other than lease commitments, legal contingencies incurred in the normal course of business and employment contracts of key employees, we do not have any off-balance sheet financing arrangements or liabilities. We do not have any majority-owned subsidiaries or any interests in or relationships with any special-purpose entities that are not included in the consolidated financial statements.

Contractual Obligations
     Our material contractual obligations at December 31, 2007 are as follows:

	Payments Due by Period
	Total
	amounts				After
Contractual Obligations	committed	Less than 1 year	2-3 years	4-5 years	5 years
	(In thousands)
Long-Term Debt Obligations	$254	$254	$—	$—	$—
Note payable	500	500	—	—	—
Loan payable	391	391	—	—	—
Capital Lease Obligations	38	24	14	—	—
Operating Lease Obligations	2,375	848	1,261	266	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities (a)	1,542	499	689	354	—

	5,100	2,516	1,964	620	—

Interest Payments (ranging from 5.8% to 10%)	89	89	—	—	—

Total	$5,189	$2,605	$1,964	$620	$—

(a)	Represents current and long-term portion of foreign tax settlement
     The table above does not include obligations arising from our lines of credit which had an aggregate outstanding balance of $6.0 million at December 31, 2007. Of the $6.0 million outstanding balance at December 31, 2007, $3.8 million has a maturity date of June 30, 2008, $2.1 million renews annually on a calendar-year basis, and $103,000 has an open-ended term.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB released FASB Staff Position (“FSP”) No. FAS 157-2. FSP FAS No. 157-2 defers the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. It does not defer recognition and disclosure requirements for financial assets and financial liabilities, or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. We are currently evaluating the impact, if any, of SFAS No. 157 on our results of operations and financial position.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We do not expect adoption of SFAS No. 159 to have a material impact on our financial position, results of operations or cash flows.
     In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (“SFAS No. 141(R””) which replaces SFAS No.141. SFAS No. 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. SFAS No. 141(R) requires companies to recognize, with certain exception, 100% of the fair value of the assets acquired, liabilities assumed and non-controlling interest in acquisitions of less than 100% controlling interest when the acquisition constitutes a change in control; measure acquirer shares issued as consideration for a business combination at fair value on the date of the acquisition; recognize contingent consideration arrangements at their acquisition date fair value, with subsequent change in fair value generally reflected in earnings; recognition of reacquisition loss and gain contingencies at their acquisition date fair value; and expense, as incurred, acquisition related transaction costs. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of

SFAS No. 141(R). Early adoption is not allowed. We are currently evaluating the effects, if any, that SFAS No. 141(R) may have on our financial statements.
     In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51” (“SFAS No. 160”), which is effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is not allowed. SFAS No. 160 amends ARB 51 to establish new standards that will govern the accounting for and reporting of (1) noncontrolling interest in partially-owned consolidated subsidiaries and (2) loss of control of subsidiaries. SFAS No. 160 requires that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interest of the noncontrolling owners separately within the consolidated statement of position within equity, but separate from the parent’s equity and separately on the face of the consolidated income statement. Further, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary should be accounted for consistently and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary should be initially measured at fair value. We are currently evaluating the effects, if any, that SFAS No. 160 may have on our financial statements.
Impact of Inflation
     We believe that inflation has not had a material impact upon our results of operations for each of our fiscal years in the three-year period ended December 31, 2007. However, there can be no assurance that future inflation will not have an adverse impact upon our operating results and financial condition.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     We are subject to certain risks arising from transactions in the normal course of our business. Such risk is principally associated with interest rate and foreign currency exchange fluctuations, as explained below.
     Interest Rate Risk
     We utilize variable-rate debt through revolving credit facilities to support working capital needs. If interest rates on December 31, 2007 increased by 100 basis points on that date and then remained constant at the higher rate throughout 2008, our interest costs on our outstanding variable-rate borrowings under our revolving lines of credit at December 31, 2007 of $6.4 million, inclusive of the portion of the international revolving credit facility converted to a loan, would increase by approximately $64,000 for the year ending December 31, 2008. Similarly, if interest rates on December 31, 2007 decreased by 100 basis points on that date and then remained constant at the lower rate throughout 2008, our interest costs on our outstanding variable rate borrowings at December 31, 2007 of $6.4 million would decrease by approximately $64,000 for the year ending December 31, 2008. We currently do not use derivative instruments to manage our interest rate risk.
     At December 31, 2007, we had outstanding long-term fixed rate borrowings (including current portions) of $250,000. We also had a fixed-rate note payable with an outstanding balance of $500,000 at December 31, 2007. We believe the carrying amount of our fixed rate borrowings approximates the estimated fair value for debt with similar terms, interest rates and remaining maturities currently available to companies with similar credit ratings at December 31, 2007. We do not expect changes in the fair value of our fixed-rate borrowings to have a significant effect upon our operations, cash flow or financial position.
     Foreign Currency Exchange Rate Risk
     Our international subsidiaries operate in Europe, South America, Asia and Australia and use local currencies as the functional currency and the U.S. dollar as the reporting currency. Transactions between the Company and the international subsidiaries are generally denominated in U.S. dollars. Approximately 53% of our revenues are denominated in international currencies. As a result, we have certain exposures to foreign currency risk. However, management believes that such exposure does not present a significant risk due to the relative stability of the European countries and Australia. Risk in Asia and South America is mitigated due to those revenues representing only approximately 15% of our consolidated revenues.
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

     Gains and losses on U.S. dollar-denominated transactions are recorded within other income and expense in the consolidated statements of operations. A net gain was recorded in the amount of $210,000 in 2007, a net gain was recorded in the amount of $152,000 in 2006 and a net loss was recorded in the amount of $301,000 in 2005. The gain in 2007 was primarily due to an increase in the value of the SEK against the U.S. dollar, from a December 31, 2006 exchange rate of 6.8537 (SEK per U.S. dollar) to a December 31, 2007 exchange rate of 6.3994 (SEK per U.S. dollar). The gain in 2006 was primarily due to an increase in the value of the SEK against the U.S. dollar, from a December 31, 2005 exchange rate of 7.9623 (SEK per U.S. dollar) to a December 31, 2006 exchange rate of 6.8537 (SEK per U.S. dollar). The loss in 2005 was primarily due to the increase in value of the U.S. dollar from a December 31, 2004, exchange rate of 6.6137 (SEK per U.S. dollar) to a December 31, 2005, rate of 7.9623 (SEK per U.S. dollar). We currently do not use derivative instruments to manage our foreign currency risk.
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

On-Balance Sheet	Expected Maturity Date
Financial Instruments	2008	2009	2010	2011	2012	Thereafter
			(In thousands)
Long-term debt:
Variable rate (SEK)	$2,247	$—	$—	$—	$—	$—
Average interest rate	5.15%	—%	—%	—%	—%	—%

Item 8. Financial Statements and Supplementary Data
DRI CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Section	Page

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — December 31, 2007 and 2006

Consolidated Statements of Operations — Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) — Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows — Years Ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

Financial Statement Schedule:

Schedule II — Valuation and Qualifying Accounts

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Shareholders of DRI Corporation:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of DRI Corporation and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 14 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.
The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has insufficient cash resources to satisfy its debt obligations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
PricewaterhouseCoopers LLP (signed)
March 31, 2008
Raleigh, NC

DRI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share amounts)

	December 31,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$729	$611
Trade accounts receivable, net	11,919	10,100
Current portion of notes receivable	86	—
Other receivables	465	147
Inventories	9,603	9,057
Prepaids and other current assets	495	422
Assets of discontinued operations	—	1,728

Total current assets	23,297	22,065

Property and equipment, net	2,890	2,906
Long-term portion of note receivable	258	—
Goodwill	11,033	10,289
Intangible assets, net	1,097	1,110
Deferred tax assets, net	56	—
Other assets	283	797

Total assets	$38,914	$37,167

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Lines of credit	$6,043	$7,608
Notes payable, net	500	1,584
Loan payable	391	—
Current portion of long-term debt	254	254
Current portion of foreign tax settlement	499	393
Accounts payable	6,246	5,560
Accrued expenses	3,681	2,921
Preferred stock dividends payable	18	23
Liabilities of discontinued operations	—	74

Total current liabilities	17,632	18,417

Long-term debt and capital leases, long-term	14	42

Foreign tax settlement, long-term	1,043	1,087

Deferred tax liabilities, net	—	192

Liability for uncertain tax positions	311	—

Minority interest in consolidated subsidiary	422	234

Commitments and contingencies (Note 7, 8, 9, 19, and 21)

Shareholders’ Equity
Series E Redeemable, Nonvoting, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 500 shares authorized; 85 and 183 shares issued and outstanding at December 31, 2007, and December 31, 2006, respectively; redeemable at the discretion of the Company at any time.	355	495
Series G Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 600 shares authorized; 410 and 379 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively; redeemable at the discretion of the Company after five years from date of issuance.	1,768	1,613
Series H Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 600 shares authorized; 59 and 54 shares issued and outstanding at December 31, 2007, and December 31, 2006, respectively; redeemable at the discretion of the Company after five years from date of issuance.	247	222
Series I Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 200 shares authorized; 0 and 104 shares issued and outstanding at December 31, 2007, and December 31, 2006, respectively; redeemable at the discretion of the Company after five years from date of issuance.	—	471
Series J Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 250 shares authorized; 90 and 0 shares issued and outstanding at December 31, 2007, and December 31, 2006, respectively; redeemable at the discretion of the Company at any time.	388	—
Series AAA Redeemable, Nonvoting, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 20,000 shares authorized; 172 and 178 shares issued and outstanding at December 31, 2007, and December 31, 2006, respectively; redeemable at the discretion of the Company at any time.	860	890
Common stock, $.10 par value, 25,000,000 shares authorized; 11,187,993 and 10,045,675 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively.	1,119	1,004
Additional paid-in capital	32,079	31,517
Accumulated other comprehensive income — foreign currency translation	4,570	3,397
Accumulated deficit	(21,894)	(22,414)

Total shareholders’ equity	19,492	17,195

Total liabilities and shareholders’ equity	$38,914	$37,167

See accompanying notes to consolidated financial statements.

DRI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2007	2006	2005
Net sales	$57,932	$49,161	$43,087
Cost of sales	39,311	35,287	28,572

Gross profit	18,621	13,874	14,515

Operating expenses
Selling, general and administrative	15,216	15,555	18,029
Research and development	1,149	1,463	1,483

Total operating expenses	16,365	17,018	19,512

Operating income (loss)	2,256	(3,144)	(4,997)

Other income (loss)	103	(55)	317
Foreign currency gain (loss)	210	152	(301)
Interest expense	(1,197)	(1,508)	(481)

Total other income and expense	(884)	(1,411)	(465)

Income (loss) from continuing operations before income tax expense and minority interest	1,372	(4,555)	(5,462)

Income tax expense	(291)	(331)	(176)

Income (loss) from continuing operations before minority interest in (income) loss of consolidated subsidiary	1,081	(4,886)	(5,638)

Minority interest in (income) loss of consolidated subsidiary	(188)	658	(451)

Income (loss) from continuing operations	893	(4,228)	(6,089)
Income (loss) from discontinued operations (Note 2)	(219)	334	165

Net income (loss)	674	(3,894)	(5,924)

Provision for preferred stock dividends	(294)	(298)	(203)
Amortization for discount on preferred stock	—	(49)	(323)

Net income (loss) applicable to common shareholders	$380	$(4,241)	$(6,450)

Net income (loss) per share — basic

Continuing operations	$0.06	$(0.47)	$(0.68)

Discontinued operations	$(0.02)	$0.03	$0.02

Income (loss) per share applicable to common shareholders	$0.04	$(0.43)	$(0.67)

Net income (loss) per share — diluted
Continuing operations	$0.05	$(0.47)	$(0.68)

Discontinued operations	$(0.02)	$0.03	$0.02

Income (loss) per share applicable to common shareholders	$0.03	$(0.43)	$(0.67)

Weighted average number of common shares and common share equivalent outstanding
Basic	10,751,220	9,787,599	9,675,580

Diluted	11,146,107	9,787,599	9,675,580

See accompanying notes to consolidated financial statements.

DRI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except shares)

	Preferred stock		Common Stock				Accumulated
	Number		Number		Additional	Accum-	Other	Compre-	Total
	of Shares	Book	of shares	Par	Paid-in	ulated	Comprehensive	hensive	Shareholders’
	Issued	Value	issued	Value	Capital	Deficit	Income (loss)	Income (loss)	Equity

Balance as of January 1, 2005	453	$1,845	9,599,036	$960	$29,815	$(12,596)	$3,617		$23,641

Reclass from Investment in subsidiary by Mobitec GmbH					65				65
Issuance of warrants for service					11				11
Issuance of common stock			72,667	7	142				149
Conversion of Series AAA Preferred stock, net of costs	(68)	(340)	61,812	6	328				(6)
Issuance of Series G Preferred stock, net of discount	393	1,648			275				1,923
Value of Beneficial Conversion feature of Series G Preferred stock					(275)				(275)
Amortization of Series G Preferred Beneficial Conversion					275				275
Value of Beneficial Conversion feature of Series H Preferred stock					(48)				(48)
Amortization of Series H Preferred Beneficial Conversion					48				48
Rescission of Series G Preferred stock and associated warrants	(50)	(214)			(35)				(249)
Issuance of Series H Preferred stock	50	202			48				250
Preferred stock dividends					(203)				(203)
Comprehensive loss:
Net loss						(5,924)		$(5,924)	(5,924)
Translation adjustment							(2,091)	(2,091)	(2,091)

Total comprehensive loss								$(8,015)

Balance as of December 31, 2005	778	$3,141	9,733,515	$973	$30,446	$(18,520)	$1,526		$17,566

Issuance of common stock			272,166	27	304				331
Issuance of Series I Preferred Stock, net of discount	100	450			49				499
Value of Beneficial Conversion feature of Series I Preferred stock					(49)				(49)
Amortization of Series I Preferred Beneficial Conversion					49				49
Conversion of Series E Preferred Stock	(24)	(120)	39,994	4	116				—
Issuance of Series G Preferred Stock dividend	36	180							180
Issuance of Series H Preferred Stock dividend	4	20							20
Issuance of Series I Preferred Stock dividend	4	20							20
Issuance of warrants					638				638
Amortization of convertible subordinated debenture beneficial conversion feature					212				212
Preferred stock dividends					(298)				(298)
Stock-based compensation expense					50				50

Comprehensive loss:
Net loss						(3,894)		$(3,894)	(3,894)
Translation adjustment							1,871	1,871	1,871

Total comprehensive loss								$(2,023)

Balance as of December 31, 2006	898	$3,691	10,045,675	$1,004	$31,517	$(22,414)	$3,397		$17,195

Issuance of common stock	—	—	648,540	65	201				266
Issuance of Series G Preferred Stock dividend	31	155	—	—	—				155
Issuance of Series H Preferred Stock dividend	5	25	—	—	—				25
Issuance of Series J Preferred Stock, net of issuance costs	90	411	—	—	—				411
Conversion of Series AAA Preferred Stock	(6)	(30)	5,454	1	29				—
Conversion of Series E Preferred Stock, net of issuance costs	(98)	(411)	163,324	16	395				—
Conversion of Series I Preferred Stock, net of discount	(104)	(471)	325,000	33	438				—
Adjustment for prior period Series E Conversions		271			(271)				—
Issuance of warrants		(23)			23				—
Preferred stock dividends					(294)				(294)
Stock-based compensation expense					41				41
Adjustment for prior year liability for uncertain tax positions						(154)			(154)

Comprehensive income:
Net income						674		$674	674
Translation adjustment							1,173	1,173	1,173

Total comprehensive income								$1,847

Balance as of December 31, 2007	816	$3,618	11,187,993	$1,119	$32,079	$(21,894)	$4,570		$19,492

See accompanying notes to consolidated financial statements.

DRI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net income (loss)	$674	$(3,894)	$(5,924)
(Loss) income from discontinued operations	(219)	334	165

Income (loss) from continuing operations	893	(4,228)	(6,089)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Deferred income taxes	(243)	57	(90)
Liability for uncertain tax positions	149	—	—
Depreciation and amortization of property and equipment	1,070	1,153	1,103
Amortization of intangible assets	138	111	110
Amortization of deferred financing costs	279	271	122
Amortization of beneficial conversion feature	—	212	—
Amortization of the fair value of warrants	245	278	—
Bad debt expense	26	235	251
Stock issued in lieu of cash compensation	76	63	—
Stock-based compensation expense	41	50	—
Write-down of inventory for obsolescence	141	122	1,238
(Gain) loss on sale of fixed assets	(3)	11	10
Other, primarily effect of foreign currency (gain) loss	(274)	(275)	220
Minority interest in income (loss) of consolidated subsidiary	188	(658)	451
Changes in operating assets and liabilities
(Increase) decrease in trade accounts receivable	(1,037)	(2,176)	1,582
(Increase) decrease in other receivables	(272)	25	41
Increase in inventories	(200)	(811)	(843)
(Increase) decrease in prepaids and other current assets	(49)	57	(113)
Decrease in other assets	—	8	61
Increase in accounts payable	450	24	972
Increase (decrease) in accrued expenses	530	(44)	750
Increase (decrease) in foreign tax settlement	(208)	1,502	—

Net cash provided by (used in) continuing operations	1,940	(4,013)	(224)
Net cash (used in) provided by discontinued operations	(68)	842	397

Net cash provided by (used in) operating activities	1,872	(3,171)	173

Cash flows from investing activities
Proceeds from sale of fixed assets	66	4	10
Purchases of property and equipment	(296)	(232)	(661)
Investments in software development	(669)	(201)	(791)
Proceeds from sale of DAC	1,100	—	—

Net cash provided by (used in) continuing operations	201	(429)	(1,442)
Net cash used in discontinued operations	—	(29)	(242)

Net cash provided by (used in) investing activities	201	(458)	(1,684)

Cash flows from financing activities
Proceeds from bank borrowings and lines of credit	66,531	67,376	55,336
Principal payments on bank borrowings and lines of credit	(69,025)	(63,961)	(55,721)
Issuance of common stock	189	—	149
Proceeds from issuance of Preferred stock, net of costs	411	485	1,887
Payments related to financing of new line of credit	—	(329)	—
Payments related to financing of note payable	—	(81)	—
Payment of dividends on Preferred stock	(118)	(128)	(147)

Net cash (used in) provided by financing activities	(2,012)	3,362	1,504

Effect of exchange rate changes on cash and cash equivalents	57	71	(27)

Net increase (decrease) in cash and cash equivalents	118	(196)	(34)

Cash and cash equivalents at beginning of year	611	807	841

Cash and cash equivalents at end of year	$729	$611	$807

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$682	$648	$446

Cash paid during the period for income taxes	$370	$323	$231

See accompanying notes to consolidated financial statements.

DRI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(In thousands)

	2007	2006	2005
Supplemental disclosures of non-cash investing and financing activities:

Fair value of warrants issued in connection with sale of preferred stock	$23	$—	$—

Note receivable in connection with sale of DAC	$344	$—	$—

Conversion of preferred stock to common stock	$1,040	$120	$340

Fair value of warrants issued as part of financing	$—	$638	$—

Fair value of common stock issued in connection with Laurus Omnibus Amendment	$—	$268	$—

Laurus Omnibus Amendment fee	$—	$18	$—

Relative fair value of warrants issued for services	$—	$—	$11

Rescission of Series G preferred stock in exchange for note payable	$—	$—	$252

Rescission of note payable in exchange for Series H Preferred stock	$—	$—	$250

Note receivable from investor	$—	$—	$500

Fair value allocated to warrants issued in connection with sale of preferred stock	$—	$49	$323

Amortization of preferred stock beneficial conversion feature	$—	$49	$323

Amortization of convertible subordinated debenture beneficial conversion	$—	$81	$—

Preferred stock dividends	$180	$220	$35

See accompanying notes to consolidated financial statements.

\

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Organization and Summary of Significant Accounting Policies
     (a) Organization and Liquidity
     Organization. DRI Corporation (“DRI”, “Company”, “we”, “our”, or “us”) was incorporated in 1983 as Digital Recorders, Inc. and became a public company through an initial public offering in November 1994. In June 2007, our shareholders approved changing the Company’s name to DRI Corporation. DRI’s Common Stock, $.10 par value per share, trades on the NASDAQ Capital Market® under the symbol “TBUS.”
     Through its business units and wholly owned subsidiaries, DRI manufactures, sells, and services information technology and surveillance technology products either directly or through manufacturers’ representatives or distributors. DRI has historically operated within two business segments: (1) the Transportation Communications segment, and (2) the Law Enforcement and Surveillance segment. In April, 2007, the Company’s Digital Audio Corporation subsidiary (“DAC”), which comprised all of the operations of the Law Enforcement and Surveillance segment, was divested and is presented in the accompanying consolidated financial statements and notes as discontinued operations. Accordingly, the Company’s continuing operations consist of one operating segment. Customers include municipalities, regional transportation districts, federal, state and local departments of transportation, and bus manufacturers. The Company markets primarily to customers located in North and South America, Far East, Middle East, Asia, Australia, and Europe.
     Liquidity. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of expense reduction and cost containment efforts of the Company, combined with increased revenues, we reported net income applicable to common shareholders of $380,000 in 2007. We believe that continued cost containment and revenue increases are essential if we are to sustain profitability and provide the liquidity needed to support our current operations. Our primary source of liquidity and capital resources has been from financing activities. As of December 31, 2007, we have an outstanding note payable with a principal balance of $500,000 which has a maturity date of April 30, 2008. The Company also has agreements with lenders under which revolving lines of credit have been established to support the working capital needs of our current operations. Our revolving line of credit which supports our domestic operations has a maturity date of June 30, 2008. At December 31, 2007, the outstanding balance of this credit facility was $3.8 million. We anticipate the borrowing availability on our domestic line of credit will be sufficient to provide the cash resources for us to make payment in full on the note payable due April 30, 2008. However, we can give no assurances of such. We anticipate our cash resources will not be sufficient to make payment in full on the outstanding balance of the domestic line of credit which matures June 30, 2008. We anticipate extending, renewing or refinancing this debt on or before the maturity date. If we are able to make full payment on the note payable and extend, renew, or refinance the domestic line of credit on commercially reasonable terms, we believe our capital resources will be sufficient to support our current operations for the next 12 months. However, we can give no assurances we will be able to make full payment on the note payable or extend, renew, or refinance the domestic line of credit on commercially reasonable terms or at all. Failure to make full payment on the note payable or to extend, renew, or refinance the domestic line of credit or do so on commercially reasonable terms would have a material adverse effect on our financial condition and our ability to continue as a going concern.
     (b) Principles of Consolidation
     The consolidated financial statements include the accounts of the Company, its majority owned subsidiaries, and its 50% owned subsidiary over which the Company has controlling authority through its representation on a supervisory board. All significant intercompany accounts and transactions have been eliminated in consolidation.
     (c) Use of Estimates
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
     The Company’s operations are affected by numerous factors including, but not limited to, changes in laws and governmental regulations and technological advances. The Company cannot predict if any of these factors might have a significant impact upon the transportation communications industry in the future, nor can it predict what impact, if any, the occurrence of these or other events might have upon the Company’s operations and cash flows. Significant estimates and assumptions made by management are used for, but not limited to, the allowance for doubtful accounts, the obsolescence of certain inventory, the estimated useful lives of long-lived and intangible assets, the recoverability of such assets by their estimated future undiscounted cash flows, the fair value of reporting units and indefinite life intangible assets, the fair value of equity instruments and warrants and the allowance for warranty claim reserves.
     (d) Cash Equivalents
     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At times, the Company places temporary cash investments with high credit quality financial institutions in amounts that may be in excess of FDIC insurance limits. During 2007, temporary cash investments were as high as $1.1 million.
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
     The Company’s transactions sometimes involve multiple elements (i.e., products, systems, installation and other services). Revenue under multiple element arrangements is recognized in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate elements based on their relative fair values (the relative fair value method). In cases in which there is objective and reliable evidence of the fair value of undelivered items in an arrangement but no such evidence for the delivered items, the amount of consideration allocated to the delivered items equals the total arrangement consideration less the aggregate fair value of the undelivered items.
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
     Service revenues are recognized upon completion of the services and include product repair not under warranty, city route mapping, product installation, training, consulting to transit authorities, and funded research and development projects. Service revenues were less than 3% of total revenue for 2007, 2006, and 2005.
     (f) Customer Concentration
     We generate a significant portion of our sales from a relatively small number of key customers, the composition of which may vary from year to year. Historically, such key customers have been transit bus original equipment manufacturers. In 2007, five customers accounted for 21.3% of sales. In 2006, three customers accounted for 19.2% of sales. In 2005, three customers accounted for 22.8% of sales. We sell our products to a limited set of customers. Concentration and credit risk are a function of the orders we receive in any given period of time. Loss of one or more of these key customers could have an adverse impact, possibly material, on the Company.
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
     (j) Goodwill and Indefinite Life Intangible Assets
     Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is tested annually for impairment, or more frequently if events or changes in circumstances indicate that the assets might be impaired. Management has determined the Company does not have indefinite life intangible assets.
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
     (k) Intangible Assets
     Intangible assets consist primarily of a listing of customer relationships recorded as part of the acquisition of Mobitec. Intangible assets are amortized using a straight-line method over two to 15 years. The Company periodically evaluates the recoverability of its intangible assets. If facts and circumstances suggest that the intangible assets will not be recoverable, as determined based upon the undiscounted cash flows of the entity acquired and the patented products over the remaining amortization period, the carrying value of the intangible assets will be reduced to its fair value (estimated discounted future cash flows). To date, management has determined that no impairment of intangible assets exists.
     (l) Research and Development Costs
     Research and development costs relating principally to product development are charged to operations as incurred. Research and development costs were $1.1 million, $1.5 million and $1.5 million in 2007, 2006, and 2005, respectively. In accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS No. 86”), upon the establishment of technological feasibility, the Company capitalizes salaries and related costs of certain engineering personnel incurred in the development of software. The amounts capitalized under SFAS No. 86 were $669,000, $201,000 and $1.0 million in 2007, 2006 and 2005, respectively.
     (m) Advertising Costs
     Advertising costs are charged to operations as incurred. Advertising costs were $218,000, $293,000 and $102,000 in 2007, 2006, and 2005, respectively.

     (n) Shipping and Handling Fees and Costs
     The Company includes in net sales all shipping and handling fees billed to customers. Shipping and handling costs associated with inbound and outbound freight are included in cost of sales and totaled $827,000, $1.1 million and $1.2 million in 2007, 2006, and 2005, respectively.
     (p) Stock-Based Compensation
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and, therefore, did not retroactively adjust results for prior periods. Under this transition method, stock-based compensation expense for all stock-based compensation awards granted or modified after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Prior to the adoption of SFAS 123R, as allowed by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”), the Company recognized stock-based compensation expense in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued To Employees” (“APB 25”), and related interpretations. See Note 13 for a further discussion on stock-based compensation.
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
     These gains and losses resulted from trade and intercompany accounts receivable denominated in foreign currencies and a foreign note denominated in U.S. dollars. The amounts of gains (losses) for the years ended December 31, 2007, 2006, and 2005 were $210,000, $152,000, and ($301,000), respectively.
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
     (s) Fair Value of Financial Instruments
     The following summarizes the major methods and assumptions used in estimating the fair values of financial instruments: .
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

		Additions		Foreign
	Balance at	charged to		exchange
	beginning	costs and		translation	Balance at
	of year	expenses	Deductions	(gain) loss	end of year
	(In thousands)
Warranty Reserve
Year ended December 31, 2007	$384	$225	$(135)	$17	$491
Year ended December 31, 2006	214	277	(125)	18	384
Year ended December 31, 2005	232	152	(126)	(44)	214
     (u) Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB released FASB Staff Position (“FSP”) No. FAS 157-2. FSP FAS No. 157-2 defers the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. It does not defer recognition and disclosure requirements for financial assets and financial liabilities, or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. We are currently evaluating the impact, if any, of SFAS No. 157 on our results of operations and financial position.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect adoption of SFAS No. 159 to have a material impact on our financial position, results of operations or cash flows.
     In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” which replaces SFAS No.141. SFAS No. 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but FAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. SFAS No. 141(R) requires companies to recognize, with certain exception, 100% of the fair value of the assets acquired, liabilities assumed and non-controlling interest in acquisitions of less than 100% controlling interest when the acquisition constitutes a change in control; measure acquirer shares issued as consideration for a business combination at fair value on the date of the acquisition; recognize contingent consideration arrangements at their acquisition date fair value, with subsequent change in fair value generally reflected in earnings; recognition of reacquisition loss and gain contingencies at their acquisition date fair value; and expense, as incurred, acquisition related transaction costs. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). Early adoption is not allowed. We are currently evaluating the effects, if any, that SFAS No. 141(R) may have on our financial statements.
     In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51”, which is effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is not allowed. SFAS No. 160 amends ARB 51 to establish new standards that will govern the accounting for and reporting of (1) noncontrolling interest in partially-owned consolidated subsidiaries and (2) loss of control of subsidiaries. SFAS No. 160 requires that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interest of the noncontrolling owners separately within the consolidated statement of position within equity, but separate from the parent’s equity and separately on the face of the consolidated income statement. Further, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary should be accounted for consistently and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary should be initially measured at fair value. We are currently evaluating the effects, if any, that SFAS No. 160 may have on our financial statements.

(2) Discontinued Operations
     On April 30, 2007 (the “Closing Date”), the Company and DAC entered into a Share Purchase Agreement (the “Purchase Agreement”) with Dolphin Direct Equity Partners, LP (“Dolphin”), a Delaware limited partnership, pursuant to which Dolphin acquired all of DAC’s issued and outstanding shares of common stock for an aggregate purchase price that was preliminarily agreed to be $1.39 million, but was subject to adjustment after delivery of DAC’s financial balance sheet position as of the Closing Date (the “Purchase Price”). Dolphin is an affiliate of Dolphin Offshore Partners, L.P., which is the beneficial owner of 9.9% of our issued and outstanding Common Stock (as reported in our Definitive Proxy Statement filed with the SEC on April 30, 2007). Dolphin paid $1.1 million of the Purchase Price on the Closing Date. The remainder of the Purchase Price, which the Company and Dolphin have mutually agreed to be $344,000, is reflected in a promissory note issued to the Company in the original principal amount of $344,000, payable in four equal annual installments of $86,000. Interest on the promissory note is payable semi-annually at the prime rate as published by the Wall Street Journal. This promissory note replaced the initial promissory note Dolphin issued to the Company on the Closing Date in the amount of $285,000, and this new note is reflected in the accompanying consolidated balance sheet as a note receivable. Additionally, pursuant to terms of the Purchase Agreement, the Company retained the exclusive right to purchase DAC’s products for resale in the United States for the two-year period following the Closing Date. No gain or loss was recorded by the Company on this transaction.
     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, this segment of the business is reported as discontinued operations and, accordingly, income and losses from discontinued operations have been reported separately from continuing operations. Amounts reported in prior periods have been retroactively adjusted in the accompanying consolidated statements of operations to remove them from their historical classifications to conform with this presentation. Net sales and income (loss) before income tax expense from discontinued operations for the years ended December 31, 2007 and 2006 were as follows:

	Year Ended December 31,
	2007	2006
	(In thousands)
Net sales	$239	$2,177
Income (loss) before income tax expense	(219)	334
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
(3) Goodwill and Other Intangible Assets
     The Company recorded goodwill in connection with its acquisition of Mobitec. The carrying values of reporting units are determined by allocating all applicable assets (including goodwill) and liabilities based upon the unit in which the assets are employed and to which the liabilities relate, considering the methodologies utilized to determine the fair value of the reporting units.

     The Company completed its annual goodwill impairment evaluations as of December 31, 2007 and 2006, and has concluded that no impairment exists. Therefore, as a result of these impairment evaluations, no impairment charges were recorded during the years ended December 31, 2007, 2006, and 2005.
     The change in the carrying amount of goodwill for the years ended December 31, 2007, 2006, and 2005 is as follows:

(In thousands)
Balance as of January 1, 2005	$10,675
Effect of exchange rates	(1,874)

Balance as of December 31, 2005	8,801
Effect of exchange rates	1,488

Balance as of December 31, 2006	10,289
Effect of exchange rates	744

Balance as of December 31, 2007	$11,033

     The composition of the Company’s intangible assets and the associated accumulated amortization as of December 31, 2007 and 2006 is as follows:

		December 31, 2007			December 31, 2006
	Weighted
	Average	Gross		Net	Gross		Net
	Remaining Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)
Intangible assets subject to amortization:

Patents and development costs	0.0	$10	$10	$—	$10	$9	$1
Customer lists	8.5	1,857	799	1,058	1,742	633	1,109
Resale rights to DAC products	1.3	58	19	39	—	—	—

		$1,925	$828	$1,097	$1,752	$642	$1,110

     The aggregate amount of amortization expense for the years ended December 31, 2007, 2006, and 2005 was $138,000, $111,000, and $110,000, respectively. Amortization expense for the five succeeding years is estimated to be between $159,000 for the year ending December 31, 2008 and $124,000 for the year ending December 31, 2013.
     The difference in the gross carrying amount from 2006 to 2007 is due to fluctuations in foreign currencies.
(4) Accounts Receivable

	December 31,
	2007	2006
	(In thousands)
Trade accounts receivable	$12,007	$10,452
Less: allowance for doubtful accounts	(88)	(352)

	$11,919	$10,100

(5) Property and Equipment

	Estimated
	Depreciable	December 31,
	Lives (years)	2007	2006
		(In thousands)
Leasehold improvements	5 - 9	$278	$271
Automobiles	5	16	16
Computer and telecommunications equipment	3	857	1,174
Software	3 - 5	4,434	4,123
Test equipment	3 - 5	123	189
Furniture and fixtures	3 - 7	2,730	2,473
Software projects in progress		668	54

		9,106	8,300
Less accumulated depreciation and amortization		6,216	5,394

Total property and equipment, net		$2,890	$2,906

     The aggregate amount of depreciation and amortization expense for the years ended December 31, 2007, 2006, and 2005 was $1.1 million, $1.2 million, and $1.1 million, respectively.
(6) Inventories

	December 31,
	2007	2006
	(In thousands)
Raw materials and system components	$6,496	$5,967
Work in process	176	119
Finished goods	2,931	2,971

Total inventories	$9,603	$9,057

(7) Leases
     The Company leases its premises and certain office equipment under various operating leases that expire at various times through 2012. Rent and lease expense under these operating leases was $836,000, $795,000, and $795,000 for, 2007, 2006, and 2005, respectively. A certain agreement under which the Company leases office space and warehouse facilities requires escalating payments over the term of the lease. The Company records rent expense under this lease on a straight-line basis.
     The Company has one lease commitment under a capital lease obligation for a machining center that expires in 2009.
     At December 31, 2007, future minimum lease payments under the non-cancelable operating leases and the future minimum lease payments and the present value of the capital lease are as follows:

	Capital	Operating
Year Ending	Leases	Leases
December 31,	(In thousands)
2008	$25	$848
2009	15	688
2010	—	573
2011	—	201
2012	—	65
Thereafter	—	—

Total future minimum lease payments	40	$2,375

Less amount representing interest (7.5% interest)	2

Present value of future minimum capital lease payments	38
Less current portion	24

Long-term portion	$14

(8) Lines of Credit and Notes Payable
     a) Domestic lines of credit and notes payable
     In March 2006, the Company entered into a two-year, asset-based lending agreement with Laurus Master Fund, Ltd. (“Laurus Credit Agreement”) to replace an existing lending agreement with LaSalle Business Credit (“LaSalle Credit Agreement”).  The Laurus Credit Agreement provides up to $6.0 million in borrowings under a revolving credit facility and is secured by all tangible and intangible assets of the Company in the United States. Borrowing availability under the Laurus Credit Agreement is based upon an advance rate equal to 90% of eligible accounts receivable and up to $2.0 million based upon 40% of eligible inventory.  The interest rate on borrowings under the Laurus Credit Agreement is the Wall Street Journal prime rate (7.25% at December 31, 2007) plus 1.75%, subject to a floor of 8%.  The Laurus Credit Agreement contains no financial covenants. Borrowings under the revolving credit facility were used to retire all outstanding debt under the LaSalle Credit Agreement and have been and will be used for general corporate purposes.  At December 31, 2007, remaining borrowing availability under the revolving credit facility was approximately $1.2 million. The Company incurred expenses of $329,000 directly attributable to executing the Laurus Credit Agreement which have been recorded as deferred financing costs and are being amortized over the two-year term of the agreement. The unamortized deferred financing costs are included in other assets in the accompanying consolidated balance sheet as of December 31, 2007. As of December 31, 2006, borrowings under the Laurus Credit Agreement are classified as a current liability in accordance with EITF 95-22, “Balance Sheet Classification of Borrowings under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement.”
     In conjunction with the closing of the Laurus Credit Agreement, the Company issued Laurus detachable warrants to purchase, at any time, 550,000 shares of Common Stock at $0.10 per share (the “Closing Warrants”).  The fair value allocated to the warrants of $590,000, calculated using the Black-Scholes model, has been recorded as an asset to be amortized over the term of the Laurus Credit Agreement and was recorded as an increase in additional paid in capital. The unamortized balance of the fair value of the Closing Warrants was $115,000 at December 31, 2007, all of which was included in other assets in the accompanying consolidated balance sheet. Laurus agreed to not hold greater than 4.99% of the Company’s outstanding Common Stock at any time under the terms of the Laurus Credit Agreement.
     On April 28, 2006, the Company, along with certain of its subsidiaries, entered into a Securities Purchase Agreement with Laurus whereby the Company issued a one-year, secured term promissory note in the original principal amount of $1.6 million (the “Note”). Under its original terms, the Note bore interest at an annual rate of 10%, with interest payable monthly in arrears, and was set to mature April 28, 2007. The Note is secured by all U.S. assets of the Company pursuant to the Security Agreement executed as part of the Laurus Credit Agreement entered into in March 2006, which was extended to cover the Note. In addition, the Note carried a $160,000 fee upon payment of the Note, whether the Note is paid on or prior to the maturity date, which was being recognized ratably over the term of the Note. See amended terms of the Note and disclosure of payment of a portion of the outstanding principal of the Note below.

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
     b) International lines of credit
     Mobitec AB, the Company’s wholly owned Swedish subsidiary, has an agreement with a bank in Sweden from which it may borrow up to a maximum of 10 million Krona, or $1.6 million U.S. based upon the December 31, 2007 exchange rate of 0.1563. In August, 2007, Mobitec AB converted 3 million Krona, or $469,000 U.S., of the outstanding balance under this agreement to a loan with principal payments to be made in four installments: 500,000 Krona ($78,000 U.S.) on December 31, 2007, approximately 1million Krona ($156,000 U.S.) on March 31, 2008, 500,000 Krona ($78,000 U.S.) on June 30, 2008, and 1 million Krona ($156,000 U.S.) on September 30, 2008. The principal payment due December 31, 2007 under this agreement was made by Mobitec AB as scheduled, leaving an outstanding loan balance of $391,000. The new loan is reflected as a loan payable in the accompanying consolidated balance sheets. As a result of the loan conversion, Mobitec AB’s borrowing capacity under this agreement was reduced to 7 million Krona, or approximately $1.1 million U.S. At December 31, 2007, 6.8 million Krona, or approximately $1.1 million U.S., was outstanding, resulting in additional borrowing availability of 238,000 Krona, or $37,000 U.S. The terms of this agreement require payment of an unused credit line fee equal to 0.50% of the unused portion. The line of credit bore an average interest rate of 4.92% in 2007. This agreement is secured by certain assets of Mobitec AB. The remaining $1.1 million borrowing capacity under this agreement renews annually on a calendar-year basis. On or before expiration, the Company expects to renew this credit agreement with an agreement substantially similar in terms and conditions.
     Mobitec AB also has an agreement with the bank in Sweden from which it may borrow up to 9.0 million Krona, or $1.4 million U.S. At December 31, 2007, 7.0 million Krona, or $1.1 million U.S. was outstanding, resulting in additional borrowing availability of 2.0 million Krona, or $319,000 U.S. The line of credit bore an average interest rate in 2007 of 5.36% and was collateralized by accounts receivable of Mobitec AB. The agreement has an expiration date of December 31, 2008. On or before expiration, the Company expects to renew this credit agreement with an agreement substantially similar in terms and conditions.

     Mobitec GmbH, the Company’s wholly owned subsidiary in Germany, has an agreement with a German bank from which it may currently borrow up to a maximum of 512,000 Euros or $754,000 U.S. based upon the December 31, 2007 exchange rate of 1.4729. At December 31, 2007, 70,000 Euros, or $103,000 U.S. was outstanding, resulting in additional borrowing availability of 442,000 Euros, or $651,000 U.S. The line of credit bore an average interest rate in 2007 of 5.30% and was collateralized by accounts receivable and inventories of Mobitec GmbH. This agreement has an open-ended term.
     Domestic and international lines of credit consist of the following:

	December 31,
	2007	2006
	(In thousands)
Line of credit with Laurus Master Fund dated March 16, 2006; payable in full June 30, 2008; secured by all tangible and intangible U.S. assets of the Company; bears average interest rate of 9.80% and 9.69% in 2007 and 2006, respectively.	$3,796	$4,406

Line of credit with Swedish bank dated December 31, 2006; expires on December 31, 2008; secured by certain assets of the Swedish subsidiary, Mobitec AB; bears average interest rate of 4.92% and 3.23% in 2007 and 2006, respectively.	1,057	1,450

Line of credit with Swedish bank dated December 31, 2006; expires on December 31, 2008; secured by accounts receivable of the Swedish subsidiary, Mobitec AB; bears average interest rate of 5.36% and 4.23% in 2007 and 2006, respectively.

	1,087	1,116
Line of credit with German bank dated June 23, 2004; open-ended term; secured by accounts receivable and inventory of the German subsidiary, Mobitec GmbH; bears average interest rate of 5.30% and 4.12% in 2007 and 2006, respectively.	103	636

Total lines of credit	$6,043	$7,608

(9) Long-Term Debt
     Long-term debt at December 31, 2007, and 2006 consists of the following:

	December 31,
	2007	2006
	(In thousands)
Convertible debenture to a director dated August 26, 2002, payable in full August 26, 2009, with an interest rate of 8%.	$250	$250

Other long-term debt	4	8

Total long-term debt	254	258
Less current portion	254	254

	—	4

Long-term portion of capital leases	14	38

Total long-term debt and capital leases, less current portion	$14	$42

     The issuance of Series I Redeemable, Convertible Preferred Stock in March 2006 caused the conversion rate on the $250,000 convertible debenture in the table above to change in accordance with the original terms of the debenture, which include anti-dilution provisions, from $2.00 per share to $1.60 per share. The decrease in conversion price resulted in a beneficial conversion feature of the debenture valued at $81,000 which was treated as a discount to the debenture and was recorded as an increase in additional paid in capital. As the debenture is immediately convertible, the full amount of the discount was amortized and recorded as interest expense in March 2006. The issuance of 225,000 shares of our Common Stock to Laurus in December 2006 caused the conversion rate on the $250,000 convertible debenture in the table above to change from $1.60 per share to $1.21 per share. The decrease in conversion price resulted in a beneficial conversion feature of the debenture valued at $131,000 which was treated as a discount to the debenture and was recorded as an increase in additional paid in capital. As the debenture is immediately convertible, the full amount of the discount was amortized and recorded as interest expense in December 2006. These changes in conversion rates resulted in a potential increase of 81,611 additional shares of Common Stock upon conversion of the debenture by the holder.
     Interest expense was $1.2 million, $1.5 million, and $481,000 for the years ended December 31, 2007, 2006, and 2005, respectively.
(10) Accrued Expenses

	December 31,
	2007	2006
	(In thousands)
Salaries, commissions, and benefits	$1,429	$1,176
Taxes — payroll, sales, income, and other	1,020	620
Warranties	491	384
Current portion of capital leases	23	22
Interest payable	172	51
Deferred revenue	303	196
Other	243	472

Total accrued expenses	$3,681	$2,921

(11) Preferred Stock
     The Company’s preferred stock consists of 5,000,000 authorized shares, par value $.10 per share, 20,000 shares of which are designated as Series AAA Redeemable, Nonvoting, Convertible Preferred Stock (“Series AAA Preferred”), 30,000 shares of which are designated as Series D Junior Participating Preferred Stock (“Series D Preferred”), 500 shares of which are designated as Series E Redeemable, Nonvoting, Convertible Preferred Stock (“Series E Preferred”), 400 shares of which are designated as Series F Convertible Preferred Stock (“Series F Preferred”), 600 shares of which are designated as Series G Redeemable, Convertible Preferred Stock (“Series G Preferred”), 600 shares of which are designated as Series H Redeemable, Convertible Preferred Stock (“Series H Preferred”), 200 shares of which are designated as Series I Redeemable, Convertible Preferred Stock (“Series I Preferred”), 250 shares of which are designated as Series J Redeemable, Convertible Preferred Stock (“Series J Preferred”), and 4,947,450 shares of which remain undesignated. As of December 31, 2007, we had outstanding 172 shares of Series AAA Preferred, 85 shares of Series E Preferred, 410 shares of Series G Preferred, 59 shares of Series H Preferred, and 90 shares of Series J Preferred. There are no shares of Series D Preferred, Series F Preferred, or Series I Preferred outstanding.
     Series AAA Preferred Stock
     In February, 2005, the Series AAA Preferred shareholders voted to amend the Company’s Articles of Incorporation to: (1) reduce the annual dividend rate for each share of Series AAA Preferred from 10% to 5%, on dividends payable when and if declared by the Board of Directors, and (2) reduce the conversion rate for each share of Series AAA Preferred from $8.00 per share to $5.50 per share which will result in the number of Common Shares issuable upon the conversion of a single share of Series AAA Preferred increasing from 625 shares to 909 shares. The Company has the right to redeem the Series AAA Preferred at its sole discretion upon providing preferred shareholders with appropriate written notice.
     In October, 2007, 6 shares of Series AAA Preferred with a liquidation value of $30,000 were converted into 5,454 shares of the Company’s Common Stock. As a result of these conversions, 172 shares of Series AAA Preferred remain outstanding at December 31, 2007.
     Series D Preferred
     In connection with the Company’s adoption of the Shareholder Rights agreement as described in Note 18, the Company amended the certificate of designation with respect to the Series D Junior Participating Preferred Stock in September, 2006, to increase the maximum number of authorized shares available for issuance from 10,000 to 30,000.

     Series E Preferred
     Series E Preferred is convertible at any time into shares of Common Stock at a conversion price of $3.00 per share of Common Stock, subject to certain adjustments, and, prior to conversion, does not entitle the holders to any voting rights, except as may be required by law. The Company does not have the right to require conversion. Holders of Series E Preferred are entitled to receive cumulative quarterly dividends, when and if declared by the Board of Directors, at the rate of 7% per annum on the liquidation value of $5,000 per share. Series E Preferred is redeemable at the option of the Company at any time, in whole or in part, at a redemption price equal to the liquidation value plus accrued and unpaid dividends, or $425,000 at December 31, 2007. Holders of Series E Preferred do not have the right to require redemption.
     In May 2007, 50 shares of Series E Preferred with a liquidation value of $250,000 were converted into 83,332 shares of the Company’s Common Stock. In June 2007, 6 shares of Series E Preferred with a liquidation value of $30,000 were converted into 9,999 shares of the Company’s Common Stock. In July 2007, 27 shares of Series E Preferred with a liquidation value of $135,000 were converted into 44,994 shares of the Company’s Common Stock. In August 2007, 15 shares of Series E Preferred with a liquidation value of $75,000 were converted into 24,999 shares of the Company’s Common Stock. As a result of these conversions, 85 shares of Series E Preferred remain outstanding at December 31, 2007.
     In September 2007, the Company recorded a reclassification adjustment of $271,000 to increase preferred stock and decrease additional paid in capital to properly record Series E Preferred conversions from prior periods.
     Series G Preferred
     In June, 2005, we issued 386 shares of Series G Preferred to two investors, one a Director of the Company. At the request of the Company, and in response to a NASDAQ® requirement, the purchase of 50 of those shares was rescinded in July 2005. See further discussion in the following section, “Series H Preferred.”
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
     Series H Preferred
     In October, 2005, the Company issued an aggregate of 50 shares of its Series H Preferred, par value $.10 per share, to one of its investors who is also a director of the Company. The issuance of the Series H Preferred and an accompanying cash payment of $2,000 were offered to the investor in exchange for the cancellation of a promissory note issued by the Company in July, 2005, in favor of the investor in the original principal amount of $252,301. The execution of the promissory note effected a rescission of the investor’s purchase price for 50 shares of Series G Preferred and an accompanying warrant to purchase 35,714 shares of Common Stock. The conversion from an equity investment to a debt instrument effectively cancelled the investor’s participation in the issuance of the Series G Preferred discussed previously.
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
     Series I Preferred
     In March, 2006, the Company sold an aggregate of 100 shares of its Series I Preferred, par value $.10 per share, to a private investor pursuant to a share purchase agreement. The combined purchase price for the shares was $500,000. Upon issuance of the Series I Preferred, funds received by the Company in December 2005 from the investor in advance of the sale of the Series I Preferred and held in the trust account of the Company’s outside legal counsel were released to the Company. The funds, net of issuance expenses of $15,000, were used for general corporate purposes.
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
     Series J Preferred
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
     Liquidation Priority
     The Series E Preferred, Series G Preferred, Series H Preferred, and Series J Preferred have equal priority with respect to liquidation, and shares of these series have liquidation preferences prior to the Company’s outstanding shares of Series AAA Preferred and Common Stock.
(12) Common Stock Warrants
     In June, 2007, in connection with the sale of the Series J Preferred, the Company issued the placement agent warrants to purchase an aggregate of 15,929 shares of the Company’s Common Stock at an exercise price of $2.26 per share. The warrants are exercisable at any time for a period of five years after issuance. The relative fair value allocated to the warrants of $23,000, calculated using the Black-Scholes model, was recorded as a reduction of preferred stock.
     In March, 2006, in connection with the sale of the Series I Preferred, the Company issued warrants to purchase an aggregate of 93,750 shares of the Company’s Common Stock at an exercise price of $1.60 per share. The warrants are exercisable at any time for a period of five years after issuance. The relative fair value allocated to the warrants of $49,000, calculated using the Black-Scholes model, has been treated as a discount to the Series I Preferred and was recorded as an increase in additional paid in capital. The issuance of the warrants resulted in a beneficial conversion feature of the Series I Preferred valued at $49,000 which was recorded as deemed preferred dividends as the shares were immediately convertible.

     In June, 2005, warrants to acquire 275,714 shares of Common Stock at an exercise price of $2.21, exercisable for a period of five years, were issued in connection with the sale of Series G Preferred. The fair value allocated to the warrants of $275,000, calculated using the Black-Scholes model, has been treated as a discount to the Series G Preferred and was recorded as an increase in additional paid in capital. The issuance of the warrants resulted in a beneficial conversion feature of the Series G Preferred valued at $275,000. Such amount was reflected as a discount to the Series G Preferred and the entire amount was fully amortized as the shares are immediately convertible. As a result, the net effect of the beneficial conversion feature did not change additional paid in capital.
     In conjunction with the issuance of an unsecured promissory note in July, 2005 to one of its Series G Preferred investors, at the Company’s request, and in response to a NASDAQ® requirement, the investor rescinded his acquisition of 50 shares of Series G Preferred, along with the associated warrants to purchase 35,714 shares of Common Stock, issued as part of the Series G Preferred transaction.
     In October 2005, warrants to acquire 55,000 shares of Common Stock at an exercise price of $2.02, exercisable for a period of five years, were issued to an investor, who is also a director of the Company, in connection with the issuance of Series H Preferred. The fair value allocated to the warrants of $48,000, calculated using the Black-Scholes model, has been treated as a discount to the Series H Preferred and was recorded as an increase in additional paid in capital. The issuance of the warrants resulted in a beneficial conversion feature of the Series H Preferred valued at $48,000. Such amount was reflected as a discount to the Series H Preferred and the entire amount was fully amortized as the shares are immediately Convertible. As a result, the net effect of the beneficial conversion feature did not change additional paid in capital.
     See Note 8 for disclosure of the Laurus Warrants.
(13) Stock-Based Compensation
     The Company has two plans under which it has issued and outstanding stock options, the 1993 Incentive Stock Option Plan and the 2003 Stock Option Plan (collectively, the “Stock Option Plans”). Under the Stock Option Plans, options to purchase 1,655,000 shares of Common Stock have been authorized for issuance. As of December 31, 2007, options to purchase 45,433 shares of Common Stock are available for future issuance, all under the 2003 Stock Option Plan. The Company issues new shares of Common Stock upon exercise of stock options.
     In November, 2005, the Board of Directors approved the acceleration of the vesting of all unvested stock options awarded to employees, officers and directors under the Stock Option Plans. The decision to accelerate vesting of these stock options was made primarily to avoid recognition of compensation expense in future periods upon the adoption of SFAS 123R. The exercise prices of all such options were in excess of the current market price of the shares on the effective date. As a result of this action, options to purchase up to 294,000 shares of Common Stock became exercisable effective December 31, 2005. The number of shares and exercise prices of the options subject to the acceleration remained unchanged.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore did not retroactively adjust prior periods’ results. Under this transition method, stock-based compensation expense for all share-based payment awards granted or modified after January 1, 2006, is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs net of a forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The Company estimated the forfeiture rate based on its historical experience since the inception of the Stock Option Plans. The Company made a one-time accounting policy election to adopt the short-cut method of FASB Staff Position FAS 123(R)-3 for calculating the pool of windfall tax benefits.
     The Company issues incentive stock options whereby options to purchase Common Stock are granted at no less than the stock’s estimated fair market value at the date of the grant, vest based on three years of continuous service, and have five to ten year contractual terms. A summary of incentive stock option activity as of December 31, 2007 and changes during the year then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2006	656,403	$2.29	5.1	$3,000

Granted	86,600	2.38
Exercised	(45,300)	2.43
Expired	(97,764)	2.49
Forfeited	(45,700)	1.17

Outstanding at December 31, 2007	554,239	$2.35	5.4	$157,300

Vested and expected to vest at December 31, 2007	550,884	$2.35	5.4	$155,253
Exercisable at December 31, 2007	418,659	$2.46	4.1	$81,545
     The Company has issued non-qualified stock options to purchase Common Stock, primarily to non-employee members of the Board of Directors, which generally vest immediately upon grant and have five year contractual terms. A summary of non-qualified stock option activity as of December 31, 2007 and changes during the year then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2006	487,597	$2.66	3.2	$—

Granted	5,000	2.44
Exercised	(10,000)	2.35
Expired	(29,036)	4.18

Outstanding at December 31, 2007	453,561	$2.57	2.0	$70,010

Vested and expected to vest at December 31, 2007	453,561	$2.57	2.0	$70,010
Exercisable at December 31, 2007	453,561	$2.57	2.0	$70,010
     Shares vested and expected to vest at December 31, 2007, in the tables above represent shares fully vested as of December 31, 2007, plus all non-vested shares as of December 31, 2007, adjusted for the estimated forfeiture rate. The aggregate intrinsic value in the tables above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their options on December 31, 2007. This amount changes based on the fair market value of the Company’s Common Stock.
     There were no options exercised during the year ended December 31, 2006. The aggregate intrinsic value of options exercised during the years ended December 31, 2007 and December 31, 2005 was $37,000 and $22,000, respectively. Cash received from stock option exercises was $134,000 during the year ended December 31, 2007.
     Total compensation expense related to the Stock Option Plans was $41,000 and $50,000 for the years ended December 31, 2007 and 2006, respectively, and is included in selling, general and administrative expense in the accompanying consolidated statements of operations. Prior to January 1, 2006, the Company accounted for the Stock Option Plans under the recognition and measurement provisions of APB 25 and, accordingly, no compensation expense was recognized for options issued under the Stock Option Plans.
     Had compensation expense for the Stock Option Plans been determined using the fair value method prescribed in SFAS 123 for the year ended December 31, 2005, the pro forma basic and diluted net loss per common share would have been as follows:

2005
(In thousands,
except per share
amounts)
Net loss applicable to common shareholders	$(6,450)

Deduct: Stock based employee compensation expense determined under fair value method	(868)

Pro forma net loss applicable to common shareholders	$(7,318)

Basic and diluted net loss:
As reported	$(0.67)
Pro forma	$(0.76)
     The fair value of stock option awards for the years ended December 31, 2007, 2006, and 2005, was estimated using the Black-Scholes option pricing model with the following weighted average assumptions and fair values:

	2007	2006	2005
Weighted average fair value of grants	$1.65	$0.83	$1.70
Risk-free interest rate	4.2%	4.7%	4.1%
Expected life	6.9 years	6.5 years	5.2 years
Expected volatility	72%	64%	72%
Expected dividends	None	None	None
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
     As of December 31, 2007, there was $163,000 of unrecognized stock-based compensation expense related to non-vested incentive stock option grants. That cost is expected to be recognized over a weighted-average period of 2.2 years. As of December 31, 2007 there was no unrecognized stock-based compensation expense related to non-qualified stock option grants.
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
     In regard to compensation to non-employee members of the Board of Directors, the plan provides:
•	Regular monthly retainer fee compensation is paid up to $1,000 in Common Stock and the remainder paid in cash, with shares payable determined as described below.

•	Shares of Common Stock payable under this plan are issued on a quarterly basis.

•	Individual directors may annually (as of each Annual Meeting of Shareholders) elect to opt in or out of the payment-in-stock provision of the plan, effective the following January 1.

     In regard to compensation to key executive managers, the plan provides:
•	Each key executive manager of the Company may make the election to receive up to $1,000 per month of his/her compensation in the form of Common Stock, with shares payable determined as described below.

•	Shares of Common Stock payable under the plan are issued on a quarterly basis.

•	The election to participate will be on a yearly basis, effective January 1 of each year. If the election is made to participate, the commitment is for the full year, unless compelling and extenuating circumstances arise supporting doing otherwise.
     The number of shares payable under this plan is determined by dividing the cash value of stock compensation by the higher of (1) the actual closing price on the last trading day of each month, or (2) the book value of the Company on the last day of each month. Fractional shares are rounded up to the next full share amount.
     During the year ended December 31, 2007, the Company issued 43,240 shares to seven individuals under this plan at an average price of $1.76 per share in lieu of $76,000 in cash compensation. During the year ended December 31,2006, the Company issued 47,166 shares to seven individuals under this plan at an average price of $1.34 per share in lieu of $63,000 in cash compensation.
(14) Income Taxes
     On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption, the Company recorded a long-term liability of $110,000 for uncertain tax positions related to transfer pricing which increased the accumulated deficit. At December 31, 2007, the liability for unrecognized tax benefits was $311,000, which included accrued interest and penalties of $44,000 recorded at adoption and of which $267,000 would increase the effective tax rate if recognized. Intercompany sales that give rise to the uncertain tax positions related to transfer pricing will continue in the future. As a result, the Company estimates the liability for uncertain tax positions will increase in the next 12 months by approximately the same amount of the increase recorded in 2007.
     While the Company believes that it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than the Company's accrued position. Accordingly additional provisions could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.
     A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at beginning of period	$110
Additions for tax positions related to prior years	—
Additions for tax positions related to the current year	157
Balance as of December 31, 2007	$267
     The Company files its tax returns as prescribed by the tax laws of the U.S. federal jurisdiction and various state and foreign jurisdictions in which it operates. The Company’s 2003 to 2007 tax years remain open to examination by U.S. taxing authorities. The foreign jurisdictions have open tax years from 2001 to 2007. Potential accrued interest on uncertain tax positions is recorded as a component of interest expense and potential accrued penalties are recorded as selling, general and administrative expenses.
     The pretax income (loss) for the years ended December 31, 2007, 2006, and 2005 was taxed by the following jurisdictions:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Domestic	$(7)	$(2,879)	$(5,422)
Foreign	1,160	(1,342)	125

	$1,153	$(4,221)	$(5,297)

     The income tax provision charged (benefit credited) for the years ended December 31, 2007, 2006, and 2005 were as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Current
U.S. federal	$2	$—	$—
State	4	—	—
Foreign	384	259	40

	390	259	40

Deferred
U.S. federal	(247)	11	96
State	(41)	2	16
Foreign	189	59	24

	(99)	72	136

	$291	$331	$176

     The income tax expense (benefit) differs from the expected amount of income tax expense (benefit) determined by applying the U.S. federal income tax rates to the pretax income (loss) for the years ended December 31, 2007, 2006, and 2005 due to the following:

	Year Ended December 31,
	2007		2006		2005
		Percentage		Percentage		Percentage
		of pretax		of pretax		of pretax
	Amount	earnings (loss)	Amount	earnings (loss)	Amount	earnings (loss)
	(In thousands)
Computed “expected” tax expense (benefit)	$392	34.0%	$(1,477)	35.0%	$(1,854)	35.0%
Increase (decrease) in income taxes resulting from:
Nondeductible expenses	33	2.9	14	(0.4)	20	(0.4)
Foreign subsidiary losses	(10)	(0.9)	32	(0.8)	182	(3.4)
Higher (lower) rates on earnings of foreign operations	1	0.1	539	(20.3)	(218)	4.1
State taxes, net of federal benefit	(37)	(3.2)	(324)	7.8	(75)	1.4
Uncertain tax positions	149	12.9	—	—	—	—
Changes in valuation allowance	(237)	(20.6)	1,547	(29.5)	2,121	(40.0)

	$291	25.2%	$331	(8.1)%	$176	(3.3)%

     Temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities that give rise to the deferred income taxes as of December 31, 2007 and 2006 are presented below:

	December 31,
	2007	2006
	(In thousands)
Deferred tax assets
Federal and state loss carryforwards	$5,419	$5,519
Federal tax credits	357	379
Foreign loss carryforwards	1,446	1,513
Inventory reserve and capitalization	80	94
Property and equipment	—	—
Intangible assets	16	—
Other accruals and reserves	148	255

Total gross deferred tax assets	7,466	7,760
Less valuation allowance	(7,332)	(7,569)

	134	191

Deferred tax liabilities
Property and equipment	—	(79)
Intangible assets	—	(209)
Untaxed foreign reserves	(78)	(95)

Total deferred tax liabilities	(78)	(383)

Net deferred assets (liabilities)	$56	$(192)

     The Company reduces its deferred tax assets by a valuation allowance when, based upon the available evidence, it is more likely than not that a significant portion of the deferred tax assets will not be realized. At December 31, 2007, the Company’s deferred tax valuation allowance was attributable to operating loss carryforwards from its various domestic jurisdictions and one of its foreign subsidiaries.
     The components giving rise to the net deferred tax assets described above have been included in the accompanying consolidated balance sheets as of December 31, 2007 and 2006 as follows:

	December 31,
	2007	2006
	(In thousands)
Current assets	$56	$—

Noncurrent assets	$78	$191
Noncurrent liabilities	(78)	(383)

	$—	$(192)

     At December 31, 2007, the Company has net operating loss carryforwards for federal income tax purposes of $14.4 million, which are available to offset future federal taxable income, if any, which expire beginning in 2018 through 2027. In addition, two of the Company’s domestic subsidiaries have net economic loss carryforwards for state income tax purposes of $9.2 million, which are available to offset future state taxable income, if any, through 2026 and 2027. Further, one of the Company’s foreign subsidiaries also has loss carryforwards for German tax purposes of $3.9 million, which are available to offset future foreign taxable income.
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
     The Company also has research and development tax credits for federal income tax purposes of $357,000 at December 31, 2007 that expire in various years from 2008 through 2023.
(15) Largest Customers
     Because of the nature of the business, the Company’s largest customers may vary between years. For the years ended

December 31, 2007 2006 and 2005, there were no customers to whom net sales comprised at least 10% of consolidated net sales.
(16) Related Party Transactions
     In August 2002, the Company completed a privately negotiated sale of a $250,000 convertible subordinated debenture to Mr. John D. Higgins, a private investor and a director of the Company. Mr. Higgins received a closing fee of $5,850 related to the placement of the debenture, and $20,000 in interest payments on the outstanding Debenture in each of the years 2007, 2006 and 2005. The debenture has an interest rate of 8% annually and matures in August 2009, if not redeemed or converted earlier.
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
     In June 2005, as part of a larger $1.9 million offering, the Company sold 50 shares of its Series G Preferred to Mr. John D. Higgins, a Director of the Company, for $250,000. Because the issuance of the Series G Preferred to a Director failed to gain approval of the NASDAQ® because of an inadvertent pricing error, in July, 2005, the Company asked Mr. Higgins to rescind his purchase of Series G Preferred and the related warrants to purchase 35,714 shares of Common Stock in exchange for an unsecured subordinated promissory note in the amount of $252,301. The note bore interest at a rate of 10.5% per annum, paid on the last day of each month, and was due and payable, along with any unpaid interest, one year from the date of the note. In October 2005, the Company agreed to issue 50 shares of its Series H Preferred and a cash payment of $2,000 and granted warrants to purchase 55,000 shares of Common Stock at $2.02 per share, all in exchange for the cancellation of the promissory note. No additional proceeds were received by the Company as a result of the Series H Preferred issuance.
     See Note 2 for disclosure of sale of our DAC subsidiary in April 2007 to a current investor.
(17) Segment and Geographic Information
     Until the divestiture of DAC in April 2007 (see Note 2), DRI conducted its operations in two business segments, (1) the Transportation Communications segment; and (2) the Law Enforcement and Surveillance segment. The Law Enforcement and Surveillance segment is reflected as discontinued operations in the accompanying consolidated financial statements and is no longer reflected as an operating segment. Accordingly, the accompanying consolidated statements of operations report the results of operations of our only remaining operating segment and no separate disclosure is provided herein.
     Geographic information for continuing operations is provided below. Long-lived assets include net property and equipment and other assets.

	2007	2006	2005
	(In thousands)
Geographic information — net sales*
North America	$27,687	$23,842	$21,664
Europe	15,899	15,140	10,826
Asia-Pacific	4,839	3,754	3,967
Middle East	2,272	1,601	679
South America	7,235	4,824	5,951

	$57,932	$49,161	$43,087

Geographic information — long-lived assets**
North America	$1,345	$1,770	$1,562
Europe	1,538	1,718	1,744
Asia-Pacific	44	31	27
South America	246	184	176

	$3,173	$3,703	$3,509

*	Geographic information regarding net sales was determined based upon sales to each geographic area.

**	Geographic information regarding long-lived assets was determined based upon the recorded value of those assets on the balance sheets of each of the geographic locations.
(18) Shareholders’ Rights
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
(19) Legal Proceedings
     The Company, in the normal course of its operations, is involved in legal actions incidental to the business. In management’s opinion, the ultimate resolution of these matters will not have a material adverse effect upon the current financial position of the Company or future results of operations.
     Mr. David N. Pilotte, who served as the Company’s Chief Financial Officer until June 9, 2006, stated an intention to arbitrate a claim for severance compensation. On September 21, 2006, Mr. Pilotte filed an action in Dallas County (Texas) Court alleging that the Company and others affiliated with the Company had wrongfully withheld such payments in a lump sum form and further that the Company and certain of its officers have provided misleading or false information and representations to him and others. Mr. Pilotte sought a lump sum payment of all remaining severance obligations, statutory and liquidated damages provided under the North Carolina Wage and Hour Act, as well as reasonable attorney’s fees. The Company paid severance compensation to him in the form of standard payroll installments, and such payments were completed in full as of March 2007. The parties to this action agreed to resolve the remaining dispute through arbitration and that any and all judgments resulting from arbitration would be final. In December, 2007 arbitration proceedings were held and judgment in the matter was issued in favor of the Company. No further obligations by the Company were required as a result of the arbitration judgment and the matter is now closed.
     Effective April 1, 2006, the Company entered into a contractual relationship with The Castleton Group (“Castleton”), a professional employment organization (“PEO”), whereby Castleton provided payroll processing and personnel administrative services and became the employer of record for all of the Company’s U.S.-based workforce. The Company received notice on January 2, 2008 that its contractual relationship with Castleton was terminated effective November 30, 2007, which coincides with the pay period end date of the Company’s final payroll processed by Castleton. Castleton had been deemed insolvent by the North Carolina Department of Insurance and on December 22, 2007, Castleton filed for Chapter 7 Bankruptcy protection in the Eastern District of North Carolina. Castleton additionally may have failed to properly discharge its responsibilities in certain other respects as related to its contractual responsibilities while the Company believes we have fully complied with all of our responsibilities and obligations. In light of these events, after the effective date of the termination of its contractual relationship with Castleton, the Company has performed substantially similar services as those which have been historically provided by Castleton and believes that it can continue to do so without any significant expense to the Company or adverse service interruptions for its customers and clients. In some instances, this transition involved the Company entering into new employment agreements with certain of its employees and executive officers. The Company is unable to determine what obligations, if any, might result from Castleton’s failure to comply with its responsibilities and obligations in this contractual relationship and what impact such obligations might have on the Company’s financial condition.
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
     The Company reached a settlement with the FRS to pay the assessed amount in monthly installments over a five-year period. The settlement did not impact our right to appeal the decision and the Company has proceeded with such an appeal. The Company and its legal counsel believe the decision of the FRS could be overturned on appeal. However, the appeals process could take several more months or years to complete and the Company can give no assurance the decision of the FRS will be overturned.
(21) Per Share Amounts
     The basic net income (loss) per common share has been computed based upon the weighted average shares of Common Stock outstanding. Diluted net income (loss) per common share has been computed based upon the weighted average shares of Common Stock outstanding and shares that would have been outstanding assuming the issuance of Common Stock for all potentially dilutive equities outstanding.

	2007	2006
	(In thousands, except share amounts)
Net income (loss) applicable to common shareholders	$380	$(4,241)

Weighted average shares outstanding — Basic	10,751,220	9,787,599
Effect of dilutive securities on shares outstanding:
Options	73,078	—
Warrants	321,809	—

Weighted average shares outstanding — Diluted	11,146,107	9,787,599

     The calculation of weighted average shares outstanding for the diluted calculation excludes potentially dilutive securities aggregating 4,758,272 for the year ended December 31, 2006 since, due to the net loss in that period, such securities would have been anti-dilutive. The calculation of weighted average shares outstanding for the year ended December 31, 2007 excludes 1,566,574 shares of convertible preferred stock and 206,612 shares of convertible debt because they are anti-dilutive, and 1,324,260 of stock options and warrants because these securities would not have been dilutive for this period due to the fact that the exercise prices were greater than the average market price of our common stock for this period.
(22) Quarterly Financial Data (Unaudited)
      On March 25, 2008, the Company and the Audit Committee of the Board of Directors of the Company concluded that restatement of its previously issued unaudited consolidated financial statements for the second and third quarters of 2007 was necessary. The Company identified errors originating in those quarters and in periods prior to fiscal 2007. The prior fiscal period errors individually and in the aggregate are not material to the financial statements for previously issued annual financial statements prior to 2007 or for previously issued interim financial statements prior to the second quarter of 2007. Included in the restated results for 2007 is an aggregate out of period adjustment related to the impact of prior period errors on the current period of approximately $202,000, which is immaterial.
     The misstatements originated from the following errors:
      Warranty reserves. The Company determined it had used inaccurate warranty claim data in estimating its warranty reserves related to domestic sales in 2006 and 2007. Additionally, the Company determined that a warranty reserve related to 2006 and 2007 sales by its Brazilian subsidiary should have been recorded in those years. In the second quarter of 2007, the Company recorded an increase to cost of sales and an increase to accrued expenses of $233,000 to correctly state the warranty reserve balance at June 30, 2007, with an offset of $36,000 to record minority interest in the portion related to sales by the Brazilian subsidiary. In the third quarter of 2007, the Company recorded a decrease to cost of sales and a decrease to accrued expenses of $47,000 to correctly state the warranty reserve balance at September 30, 2007, with an offset of $7,000 to record minority interest in the portion related to sales by the Brazilian subsidiary.
     Capitalized labor and overhead in inventory. The Company determined it had not properly capitalized direct production labor and overhead costs in inventory in 2006 and 2007. In the second quarter of 2007, the Company recorded a decrease to cost of sales and an increase to inventory of $143,000 to correctly state the inventory balance at June 30, 2007. In the third quarter of 2007, an adjustment of less than $1,000 to decrease cost of sales and increase inventory was recorded to correctly state the inventory balance at September 30, 2007.
     Allowance for doubtful accounts. The Company determined an allowance for doubtful accounts had not been properly established for a customer account in Brazil which is unlikely to be collected. In the second quarter of 2007, the Company recorded an increase to bad debt expense and increase to the allowance for doubtful accounts of $32,000 to correctly state net accounts receivable at June 30, 2007. An offset of $16,000 was recorded to minority interest.
     Intercompany profits in inventory. The Company determined intercompany profits on sales of product from Mobitec AB to Mobitec Pty and Mobitec GmbH had not been properly eliminated from ending inventory in 2006 and 2007. In the second quarter of 2007, the Company recorded an increase to cost of sales and a decrease in inventory of $368,000 to correctly state the inventory balance at June 30, 2007. As a result of this adjustment, the Company recorded a reduction in the deferred tax liability and decrease in deferred tax expense of $97,000 in the second quarter of 2007. In the third quarter of 2007, the Company recorded a decrease to cost of sales and an increase in inventory of $85,000 to correctly state the inventory balance at September 30, 2007. As a result of this adjustment, the Company recorded an increase in the deferred tax liability and increase in deferred tax expense of $25,000 in the third quarter of 2007.
     Liability for uncertain tax positions. The Company determined a liability for uncertain tax positions should have been recorded as of June 30, 2007 and September 30, 2007. In the second quarter of 2007, the Company recorded an increase to deferred tax expense and increase to the liability for uncertain tax positions of $50,000. In the third quarter of 2007, the Company recorded an increase to deferred tax expense and increase to the liability for uncertain tax positions of $37,000.
     The following consolidated financial information sets forth the effects of correcting the errors described above in the second and third quarter of 2007:

DRI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share amounts)

	June 30, 2007	June 30, 2007
	(Unaudited)	(Unaudited)	December 31, 2006
	(As restated)	(As originally reported)	(Note 1)
ASSETS
Current Assets
Cash and cash equivalents	$422	$422	$611
Trade accounts receivable, net	12,444	12,476	10,100
Current portion of note receivable	86	86	—
Other receivables	391	391	147
Inventories	8,759	8,985	9,057
Prepaids and other current assets	433	433	422
Assets of discontinued operations	—	—	1,728

Total current assets	22,535	22,793	22,065

Property and equipment, net	2,688	2,688	2,906
Long-term portion of note receivable	258	258	—
Goodwill	10,303	10,303	10,289
Intangible assets, net	1,106	1,106	1,110
Other assets	554	554	797

Total assets	$37,444	$37,702	$37,167

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Lines of credit	$7,408	$7,408	$7,608
Notes payable, net	500	500	1,584
Current portion of long-term debt	250	250	254
Current portion of foreign tax settlement	452	452	393
Accounts payable	5,192	5,192	5,560
Accrued expenses	4,817	4,584	2,921
Preferred stock dividends payable	17	17	23
Liabilities of discontinued operations	—	—	74

Total current liabilities	18,636	18,403	18,417

Long-term debt and capital leases, long-term	33	33	42

Foreign tax settlement, long-term	1,120	1,120	1,087

Deferred tax liabilities, net	—	98	192

Liability for uncertain tax positions	204	—	—

Minority interest in consolidated subsidiary	212	264	234

Commitments and contingencies (Notes 7 and 8)

Shareholders’ Equity
Series E Redeemable, Nonvoting, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 500 shares authorized; 127 and 183 shares issued and outstanding at June 30, 2007, and December 31, 2006, respectively; redeemable at the discretion of the Company at any time.	215	215	495
Series G Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 600 shares authorized; 394 and 379 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively; redeemable at the discretion of the Company after five years from date of issuance.	1,688	1,688	1,613
Series H Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 600 shares authorized; 57 and 54 shares issued and outstanding at June 30, 2007, and December 31, 2006, respectively; redeemable at the discretion of the Company after five years from date of issuance.	237	237	222
Series I Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 200 shares authorized; 0 and 104 shares issued and outstanding at June 30, 2007, and December 31, 2006, respectively; redeemable at the discretion of the Company after five years from date of issuance.	—	—	471
Series J Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 250 shares authorized; 90 and 0 shares issued and outstanding at June 30, 2007, and December 31, 2006, respectively; redeemable at the discretion of the Company at any time.	388	388	—
Series AAA Redeemable, Nonvoting, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 20,000 shares authorized; 178 shares issued and outstanding at June 30, 2007 and December 31, 2006; redeemable at the discretion of the Company at any time.	890	890	890
Common stock, $.10 par value, 25,000,000 shares authorized; 11,045,386 and 10,045,675 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively.	1,105	1,105	1,004
Additional paid-in capital	32,181	32,181	31,517
Accumulated other comprehensive income — foreign currency translation	3,561	3,561	3,397
Accumulated deficit	(23,026)	(22,481)	(22,414)

Total shareholders’ equity	17,239	17,784	17,195

Total liabilities and shareholders’ equity	$37,444	$37,702	$37,167

See accompanying notes to unaudited consolidated financial statements.

DRI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(In thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2007	2006	2007	2007	2006
	(As restated)	(As originally reported)		(As restated)	(As originally reported)
Net sales	$14,885	$14,885	$12,960	$26,885	$26,885	$23,714
Cost of sales	10,352	9,895	8,815	18,675	18,218	16,235

Gross profit	4,533	4,990	4,145	8,210	8,667	7,479

Operating expenses
Selling, general and administrative	3,608	3,576	3,761	7,209	7,177	7,291
Research and development	363	363	346	695	695	599

Total operating expenses	3,971	3,939	4,107	7,904	7,872	7,890

Operating income (loss)	562	1,051	38	306	795	(411)

Other income (loss)	28	28	35	39	39	(41)
Foreign currency gain	45	45	63	21	21	89
Interest expense	(333)	(333)	(275)	(648)	(648)	(488)

Total other income and expense	(260)	(260)	(177)	(588)	(588)	(440)

Income (loss) from continuing operations before income tax expense and minority interest	302	791	(139)	(282)	207	(851)
Income tax benefit (expense)	57	10	(70)	23	(24)	(116)

Income (loss) from continuing operations before minority interest in (income) loss of consolidated subsidiary	359	801	(209)	(259)	183	(967)

Minority interest in (income) loss of consolidated subsidiary	(5)	(56)	(118)	20	(31)	(70)

Income (loss) from continuing operations	354	745	(327)	(239)	152	(1,037)
Income (loss) from discontinued operations (Note 2)	(42)	(42)	160	(219)	(219)	121

Net income (loss)	312	703	(167)	(458)	(67)	(916)

Provision for preferred stock dividends	(68)	(68)	(76)	(144)	(144)	(144)
Amortization for discount on preferred stock	—	—	—	—	—	(49)

Net income (loss) applicable to common shareholders	$244	$635	$(243)	$(602)	$(211)	$(1,109)

Net income (loss) per share — basic
Continuing operations	$0.03	$0.06	$(0.04)	$(0.04)	$0.00	$(0.13)

Discontinued operations	$(0.00)	$(0.00)	$0.02	$(0.02)	$(0.02)	$0.01

Income (loss) per share applicable to common shareholders	$0.02	$0.06	$(0.02)	$(0.06)	$(0.02)	$(0.11)

Net income (loss) per share — diluted
Continuing operations	$0.03	$0.06	$(0.04)	$(0.04)	$0.00	$(0.13)

Discontinued operations	$(0.00)	$(0.00)	$0.02	$(0.02)	$(0.02)	$0.01

Income (loss) per share applicable to common shareholders	$0.02	$0.06	$(0.02)	$(0.06)	$(0.02)	$(0.11)

Weighted average number of common shares and common share equivalent outstanding
Basic	10,503,691	10,503,691	9,777,499	10,339,546	10,339,546	9,764,467

Diluted	11,434,320	12,434,354	9,777,499	10,339,546	10,339,546	9,764,467

See accompanying notes to unaudited consolidated financial statements.

DRI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2007	2006
	(As restated)	(As originally reported)
Cash flows from operating activities
Net loss	$(458)	$(67)	$(916)
(Loss) income from discontinued operations	(219)	(219)	121

(Loss) income from continuing operations	(239)	152	(1,037)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Deferred income taxes	(191)	(94)	16
Liability for uncertain tax positions	50	—	—
Depreciation and amortization of property and equipment	556	556	578
Amortization of intangible assets	63	63	54
Amortization of deferred financing costs	128	128	141
Amortization of beneficial conversion feature	—	—	81
Amortization of the fair value of warrants	131	131	107
Bad debt expense	54	22	—
Stock issued in lieu of cash compensation	21	21	28
Stock-based compensation expense	26	26	2
Write-down of inventory for obsolescence	41	41	—
Loss on sale of fixed assets	1	1	10
Other, primarily effect of foreign currency gain/loss	(101)	(100)	(109)
Minority interest in income (loss) of consolidated subsidiary	(20)	31	70
Changes in operating assets and liabilities
Increase in trade accounts receivable	(2,147)	(2,147)	(3,052)
Increase in other receivables	(226)	(226)	(333)
(Increase) decrease in inventories	440	214	(267)
Increase in prepaids and other current assets	(8)	(8)	(185)
Increase in other assets	—	—	(7)
Decrease in accounts payable	(402)	(402)	(54)
Increase in accrued expenses	1,836	1,604	11
Decrease in foreign tax settlement	(66)	(66)	—

Net cash used in continuing operations	(53)	(53)	(3,946)
Net cash (used in) provided by discontinued operations	(68)	(68)	335

Net cash used in operating activities	(121)	(121)	(3,611)

Cash flows from investing activities
Proceeds from sale of fixed assets	41	41	2
Purchases of property and equipment	(131)	(131)	(103)
Investments in software development	(225)	(225)	(92)
Proceeds from sale of DAC	1,100	1,100	—

Net cash provided by (used in) continuing operations	785	785	(193)
Net cash used in discontinued operations	—	—	(16)

Net cash provided by (used in) investing activities	785	785	(209)

Cash flows from financing activities
Proceeds from bank borrowings and lines of credit	33,350	33,350	34,063
Principal payments on bank borrowings and lines of credit	(34,678)	(34,678)	(30,082)
Issuance of common stock	87	87	—
Proceeds from issuance of Preferred stock, net of costs	411	411	485
Payments related to financing of new line of credit	—	—	(329)
Payments related to financing of note payable	—	—	(74)
Payment of dividends on Preferred stock	(60)	(60)	(57)

Net cash (used in) provided by financing activities	(890)	(890)	4,006

Effect of exchange rate changes on cash and cash equivalents	37	37	59

Net (decrease) increase in cash and cash equivalents	(189)	(189)	245

Cash and cash equivalents at beginning of period	611	611	807

Cash and cash equivalents at end of period	$422	$422	$1,052

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	144	144	120

Cash paid during the period for income taxes	76	76	74

See accompanying notes to unaudited consolidated financial statements.

	Six Months Ended June 30,
	2007	2006
Supplemental disclosures of non-cash investing and financing activities:

Conversion of preferred stock to common stock	$800	$120

Fair value of warrants issued in connection with sale of preferred stock	$23	$—

Note receivable in connection with sale of DAC	$344	$—

Fair value allocated to warrants issued in connection with sale of preferred stock	$—	$49

Amortization of preferred stock beneficial conversion feature	$—	$49

Amortization of convertible subordinated debenture beneficial conversion feature	$—	$81

Fair value of warrants issued in connection with financing of new line of credit	$—	$590

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
(1) BASIS OF PRESENTATION AND DISCLOSURE
     Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted in this quarterly financial data. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments and information (consisting only of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods presented.
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
     We have incurred substantial losses to date, including a net loss applicable to common shareholders of $602,000 in the first six months of 2007, and, as of June 30, 2007, have an accumulated deficit of $23.0 million. Operating losses in recent periods have narrowed as a result of increased sales and lower operating expenses, and in the second quarter of 2007, the Company reported net income applicable to common shareholders of $244,000. While these improved operating results may continue in future periods, they could vary, which could have a significant adverse effect on the Company’s liquidity. We believe that continued cost containment, expense reductions, and revenue increases are essential if we are to sustain profitability and continue our current operations. During late 2006 and the first quarter of 2007, the Company implemented limited workforce reduction by attrition and, as a result, payroll expense was reduced by approximately $264,000 annually. Effective in the second quarter of 2007, management has additionally implemented adjustments to the work force designed to reduce expenses by an estimated $1.2 million annually, bringing the total reduction of expenses of such actions to an estimated $1.4 million annually. We cannot assure you these expense reductions or expense reductions that may occur in the future will be sufficient to allow us to sustain profitability or continue our operations.
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

	Six Months ended June 30,
	2007	2007	2006
	(As restated)	(As originally reported)
Balance at beginning of period	$384	$384	$214
Additions charged to costs and expenses	252	19	98
Deductions	(96)	(96)	(27)
Foreign exchange translation loss	4	4	10

Balance at end of period	$544	$311	$295

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
(4) INVENTORIES

		June 30, 2007
	June 30, 2007	(Unaudited)
	(Unaudited)	(As originally	December 31,
	(As restated)	reported)	2006
	(In thousands)
Raw materials and system components	$6,065	$6,065	$5,966
Work in process	112	112	119
Finished goods	2,582	2,808	2,972

Total inventories	$8,759	$8,985	$9,057

(5) PROPERTY AND EQUIPMENT

	Estimated	June 30,
	Depreciable	2007	December 31,
	Lives (years)	(Unaudited)	2006
		(In thousands)
Leasehold improvements	5 - 9	$271	$271
Automobiles	5	16	16
Computer and telecommunications equipment	3	1,180	1,174
Software	3 - 5	4,137	4,123
Test equipment	3 - 5	192	189
Furniture and fixtures	3 - 7	2,581	2,473
Software projects in progress		279	54

		8,656	8,300
Less accumulated depreciation and amortization		5,968	5,394

Total property and equipment, net		$2,688	$2,906

(6) ACCRUED EXPENSES

		June 30, 2007
	June 30, 2007	(Unaudited)
	(Unaudited)	(As originally	December 31,
	(As restated)	reported)	2006
	(In thousands)

Salaries, commissions, and benefits	$1,470	$1,470	$1,176
Taxes — payroll, sales, income, and other	771	771	620
Warranties	544	311	384
Current portion of capital leases	23	23	22
Interest payable	111	111	51
Deferred revenue	1,508	1,508	196
Other	390	390	472

Total accrued expenses	$4,817	$4,584	$2,921

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

	Three months ended June 30,			Six months ended June 30,
	2007	2007	2006	2007	2007	2006
	(As restated)	(As originally reported)		(As restated)	(As originally reported)
		(Unaudited)			(Unaudited)
	(In thousands, except share amounts)			(In thousands, except share amounts)
Net income (loss) applicable to common shareholders	$244	$635	$(243)	$(602)	$(211)	$(1,109)
Effect of dilutive securities on net income (loss):
Convertible preferred stock	2	68	—	—	—	—
Convertible debt	5	5	—	—	—	—

Net income (loss) applicable to common shareholders, assuming conversions	$251	$708	$(243)	$(602)	$(211)	$(1,109)

Weighted average shares oustanding — Basic	10,503,691	10,503,691	9,777,499	10,339,546	10,339,546	9,764,467
Effect of dilutive securities on shares outstanding:
Options	15,366	15,366	—	—	—	—
Warrants	481,148	481,148	—	—	—	—
Convertible preferred stock	227,503	1,227,537	—	—	—	—
Convertible debt	206,612	206,612	—	—	—	—

Weighted average shares outstanding — Diluted	11,434,320	12,434,354	9,777,499	10,339,546	10,339,546	9,764,467

     The calculation of weighted average shares outstanding for the diluted calculation excludes potentially dilutive securities aggregating 3,950,631 for the six months ended June 30, 2007, and 4,527,222 shares in the three and six months ended June 30, 2006, since, due to the net loss in those periods, such securities would have been anti-dilutive. The calculation of weighted average shares outstanding for the three months ended June 30, 2007, excludes 1,411,577 shares of convertible preferred stock because they are anti-dilutive and 1,585,589 of stock options and warrants because these securities would not have been dilutive for this period due to the fact that the exercise prices were greater than the average market price of our common stock for this period.
(11) COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) for the three and six months ended June 30, 2007 and 2006 consists of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2007	2006	2007	2007	2006
	(As restated)	(As originally reported)		(As restated)	(As originally reported)
		(Unaudited)			(Unaudited)
		(In thousands)			(In thousands)
Net income (loss)	$312	$703	$(167)	$(458)	$(67)	$(916)
Foreign currency translation adjustment	367	367	672	164	164	956

Total comprehensive income (loss)	$679	$1,070	$505	$(294)	$97	$40

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
     Geographic information for continuing operations is provided below. Long-lived assets include net property and equipment and other assets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
	(In thousands)		(In thousands)
Net sales — continuing operations
North America	$8,377	$7,310	$14,371	$13,262
Europe	3,320	3,182	6,941	5,673
Asia-Pacific	1,068	746	2,116	1,761
Middle East	669	331	967	742
South America	1,451	1,391	2,490	2,276

	$14,885	$12,960	$26,885	$23,714

	June 30,
	2007	December 31,
	(Unaudited)	2006
	(In thousands)
Long-lived assets — continuing operations
North America	$1,528	$1,770
Europe	1,475	1,718
Asia-Pacific	31	31
South America	208	184

	$3,242	$3,703

(13) INCOME TAXES
     The Company adopted the provisions of FIN 48 on January 1, 2007. FIN 48 specifies the way public companies are to account for uncertainty in income tax reporting, and prescribes a methodology for recognizing, reversing, and measuring the tax benefits of a tax position taken, or expected to be taken, in a tax return. The cumulative effect of applying this interpretation did not result in any adjustment to retained earnings as of December 31, 2006 as originally reported. However, management subsequently determined that an unrecognized tax benefit should have been recorded at adoption. The impact was immaterial for adjustment to the first quarter financial statements as of March 31, 2007; however, in connection with the restatement of the three and six months ended June 30, 2007, management recorded an adoption adjustment of $110,000 to establish the liability for unrecognized tax benefits related to transfer pricing. At June 30, 2007, the liability for unrecognized tax benefits was $204,000, which included accrued interest and penalties of $44,000 recorded at adoption. Intercompany sales that give rise to the uncertain tax positions related to transfer pricing will continue in the future. As a result, the Company estimates the liability for uncertain tax positions will increase in the next 12 months at approximately the same rate at which it increased during the six months ended June 30, 2007.

     While the Company believes that it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than the Company’s accrued position. Accordingly, additional provisions could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.
     The Company files federal income tax returns, as well as multiple state and foreign jurisdiction tax returns. The Company’s 2001 to 2006 tax years remain open to examination by the taxing jurisdictions to which the Company is subject.
     A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at beginning of period, as restated	$110
Additions for tax positions related to prior years	—
Additions for tax positions related to the current year	50

Balance as of June 30, 2007, as restated	$160

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
     The Company’s income tax benefit of $23,000 for the six months ended June 30, 2007, is comprised of deferred tax benefits of $94,000 arising from domestic tax jurisdictions, deferred tax expense of $73,000 arising from foreign tax jurisdictions, current tax expense of $1,000 arising from domestic tax jurisdictions, and current tax benefits of $3,000 arising from foreign tax jurisdictions. The Company’s effective tax benefit rate of 8.2% for the six months ended June 30, 2007, differs from the expected statutory tax benefit rate of 35% primarily due to higher rates on earnings of foreign operations offset by a reduction of the valuation allowance on deferred tax assets.
(14) SUBSEQUENT EVENT
     In July, 2007, 33 shares of Series E Preferred with a liquidation value of $165,000 were converted into 57,228 shares of the Company’s Common Stock. As a result of these conversions, 94 shares of Series E Preferred remain outstanding.

DRI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share amounts)

	September 30, 2007	September 30, 2007
	(Unaudited)	(Unaudited)
	(As restated)	(As originally reported)	December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$238	$238	$611
Trade accounts receivable, net	11,024	11,056	10,100
Current portion of note receivable	86	86	—
Other receivables	489	489	147
Inventories	8,937	9,078	9,057
Prepaids and other current assets	473	473	422
Assets of discontinued operations	—	—	1,728

Total current assets	21,247	21,420	22,065

Property and equipment, net	2,833	2,833	2,906
Long-term portion of note receivable	258	258	—
Goodwill	10,967	10,967	10,289
Intangible assets, net	1,130	1,130	1,110
Other assets	404	404	797

Total assets	$36,839	$37,012	$37,167

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Lines of credit	$5,440	$5,440	$7,608
Notes payable, net	500	500	1,584
Loan payable	466	466	—
Current portion of long-term debt	250	250	254
Current portion of foreign tax settlement	477	477	393
Accounts payable	5,014	5,014	5,560
Accrued expenses	4,176	3,990	2,921
Preferred stock dividends payable	17	17	23
Liabilities of discontinued operations	—	—	74

Total current liabilities	16,340	16,154	18,417

Long-term debt and capital leases, long-term	26	26	42

Foreign tax settlement, long-term	1,089	1,089	1,087

Deferred tax liabilities, net	59	132	192

Liability for uncertain tax positions	241	—	—

Minority interest in consolidated subsidiary	332	392	234

Commitments and contingencies (Notes 7 and 8)

Shareholders’ Equity
Series E Redeemable, Nonvoting, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 500 shares authorized; 85 and 183 shares issued and outstanding at September 30, 2007, and December 31, 2006, respectively; redeemable at the discretion of the Company at any time.	355	355	495
Series G Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 600 shares authorized; 402 and 379 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively; redeemable at the discretion of the Company after five years from date of issuance.	1,728	1,728	1,613
Series H Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 600 shares authorized; 58 and 54 shares issued and outstanding at September 30, 2007, and December 31, 2006, respectively; redeemable at the discretion of the Company after five years from date of issuance.	242	242	222
Series I Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 200 shares authorized; 0 and 104 shares issued and outstanding at September 30, 2007, and December 31, 2006, respectively; redeemable at the discretion of the Company after five years from date of issuance.	—	—	471
Series J Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 250 shares authorized; 90 and 0 shares issued and outstanding at September 30, 2007, and December 31, 2006, respectively; redeemable at the discretion of the Company at any time.	388	388	—
Series AAA Redeemable, Nonvoting, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 20,000 shares authorized; 178 shares issued and outstanding at September 30, 2007 and December 31, 2006; redeemable at the discretion of the Company at any time.	890	890	890
Common stock, $.10 par value, 25,000,000 shares authorized; 11,168,145 and 10,045,675 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively.	1,117	1,117	1,004
Additional paid-in capital	32,077	32,077	31,517
Accumulated other comprehensive income — foreign currency translation	4,404	4,404	3,397
Accumulated deficit	(22,449)	(21,982)	(22,414)

Total shareholders’ equity	18,752	19,219	17,195

Total liabilities and shareholders’ equity	$36,839	$37,012	$37,167

See accompanying notes to unaudited consolidated financial statements.

DRI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(In thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2007	2006	2007	2007	2006
	(As restated)	(As originally reported)		(As restated)	(As originally reported)
Net sales	$13,929	$13,929	$12,371	$40,814	$40,814	$36,085
Cost of sales	9,388	9,520	9,011	28,063	27,738	25,246

Gross profit	4,541	4,409	3,360	12,751	13,076	10,839

Operating expenses
Selling, general and administrative	3,174	3,174	3,756	10,383	10,351	11,047
Research and development	329	329	314	1,024	1,024	913

Total operating expenses	3,503	3,503	4,070	11,407	11,375	11,960

Operating income (loss)	1,038	906	(710)	1,344	1,701	(1,121)

Other income (loss)	4	4	24	43	43	(17)
Foreign currency gain	130	130	11	151	151	100
Interest expense	(276)	(276)	(330)	(924)	(924)	(818)

Total other income and expense	(142)	(142)	(295)	(730)	(730)	(735)

Income (loss) from continuing operations before income tax expense and minority interest	896	764	(1,005)	614	971	(1,856)
Income tax expense	(200)	(138)	(59)	(177)	(162)	(175)

Income (loss) from continuing operations before minority interest in income of consolidated subsidiary	696	626	(1,064)	437	809	(2,031)
Minority interest in income of consolidated subsidiary	(120)	(127)	(159)	(99)	(158)	(229)

Income (loss) from continuing operations	576	499	(1,223)	338	651	(2,260)
Income (loss) from discontinued operations (Note 2)	—	—	212	(219)	(219)	333

Net income (loss)	576	499	(1,011)	119	432	(1,927)
Provision for preferred stock dividends	(76)	(76)	(77)	(220)	(220)	(221)
Amortization for discount on preferred stock	—		—	—		(49)

Net income (loss) applicable to common shareholders	$500	$423	$(1,088)	$(101)	$212	$(2,197)

Net income (loss) per share — basic
Continuing operations	$0.04	$0.04	$(0.13)	$0.01	$0.04	$(0.26)

Discontinued operations	$0.00	$0.00	$0.02	$(0.02)	$(0.02)	$0.03

Income (loss) per share applicable to common shareholders	$0.04	$0.04	$(0.11)	$(0.01)	$0.02	$(0.22)

Net income (loss) per share — diluted
Continuing operations	$0.04	$0.04	$(0.13)	$0.01	$0.04	$(0.26)

Discontinued operations	$0.00	$0.00	$0.02	$(0.02)	$(0.02)	$0.03

Income (loss) per share applicable to common shareholders	$0.04	$0.04	$(0.11)	$(0.01)	$0.02	$(0.22)

Weighted average number of common shares and common share equivalent outstanding
Basic	11,131,248	11,131,248	9,801,789	10,606,347	10,606,347	9,777,044

Diluted	11,702,461	11,711,753	9,801,789	11,020,059	11,020,059	9,777,044

See accompanying notes to unaudited consolidated financial statements.

DRI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2007	2007	2006
	(As restated)	(As originally reported)
Cash flows from operating activities
Net income (loss)	$119	$432	$(1,927)
(Loss) income from discontinued operations	(219)	(219)	333

Income (loss) from continuing operations	338	651	(2,260)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Deferred income taxes	(124)	(53)	3
Liability for uncertain tax positions	87	—	—
Depreciation and amortization of property and equipment	810	810	873
Amortization of intangible assets	100	100	83
Amortization of deferred financing costs	216	216	210
Amortization of beneficial conversion feature	—	—	81
Amortization of the fair value of warrants	188	188	192
Bad debt expense	22	22	300
Stock issued in lieu of cash compensation	57	57	63
Stock-based compensation expense	28	28	5
Write-down of inventory for obsolescence	119	119	114
(Gain) loss on sale of fixed assets	(3)	(3)	9
Other, primarily effect of foreign currency gain/loss	(275)	(272)	(124)
Minority interest in income of consolidated subsidiary	99	158	229
Changes in operating assets and liabilities
Increase in trade accounts receivable	(312)	(344)	(2,636)
Increase in other receivables	(301)	(301)	(238)
(Increase) decrease in inventories	443	302	(650)
Increase in prepaids and other current assets	(34)	(34)	(55)
Increase in other assets	—	—	(6)
Increase (decrease) in accounts payable	(729)	(729)	135
Increase (decrease) in accrued expenses	1,063	877	(11)
Decrease in foreign tax settlement	(128)	(128)	—

Net cash provided by (used in) continuing operations	1,664	1,664	(3,683)
Net cash (used in) provided by discontinued operations	(68)	(68)	754

Net cash provided by (used in) operating activities	1,596	1,596	(2,929)

Cash flows from investing activities
Proceeds from sale of fixed assets	65	65	3
Purchases of property and equipment	(195)	(195)	(142)
Investments in software development	(472)	(472)	(153)
Proceeds from sale of DAC	1,100	1,100	—

Net cash provided by (used in) continuing operations	498	498	(292)
Net cash used in discontinued operations	—	—	(21)

Net cash provided by (used in) investing activities	498	498	(313)

Cash flows from financing activities
Proceeds from bank borrowings and lines of credit	48,267	48,267	49,849
Principal payments on bank borrowings and lines of credit	(51,264)	(51,264)	(47,056)
Issuance of common stock	173	173	—
Proceeds from issuance of Preferred stock, net of costs	411	411	485
Payments related to financing of new line of credit	—	—	(329)
Payments related to financing of note payable	—	—	(81)
Payment of dividends on Preferred stock	(92)	(92)	(101)

Net cash (used in) provided by financing activities	(2,505)	(2,505)	2,767

Effect of exchange rate changes on cash and cash equivalents	38	38	52

Net decrease in cash and cash equivalents	(373)	(373)	(423)

Cash and cash equivalents at beginning of period	611	611	807

Cash and cash equivalents at end of period	$238	$238	$384

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	144	144	120

Cash paid during the period for income taxes	76	76	74

See accompanying notes to unaudited consolidated financial statements.

	Nine Months Ended September 30,
	2007	2006
Supplemental disclosures of non-cash investing and financing activities:

Conversion of preferred stock to common stock	$1,010	$120

Fair value of warrants issued in connection with sale of preferred stock	$23	$—

Note receivable in connection with sale of DAC	$344	$—

Fair value allocated to warrants issued in connection with sale of preferred stock	$—	$49

Amortization of preferred stock beneficial conversion feature	$—	$49

Amortization of convertible subordinated debenture beneficial conversion feature	$—	$81

Fair value of warrants issued in connection with promissory note	$—	$48

Fair value of warrants issued in connection with financing of new line of credit	$—	$590

Preferred stock dividends	$135	$170

See accompanying notes to unaudited consolidated financial statements.

DRI CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     We will refer to DRI Corporation as “DRI,” “Company,” “we,” “us” and “our.” DRI was incorporated in 1983 as Digital Recorders, Inc. In June 2007, our shareholders approved changing the Company’s name to DRI Corporation. DRI’s Common Stock, $.10 par value per share (the “Common Stock”), trades on the NASDAQ Capital Market(TM) under the symbol “TBUS.”
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
(1) BASIS OF PRESENTATION AND DISCLOSURE
     Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted in this quarterly financial data. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments and information (consisting only of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods presented.
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
     Effective in the second quarter of 2007, management implemented adjustments to our work force designed to reduce expenses by an estimated $1.2 million on an annualized basis. Management has reviewed other expenditures, both discretionary and non-discretionary, during 2007 to ensure the Company is obtaining the appropriate cost-benefit relationship for such expenditures. As a result of these expense reduction and cost containment efforts, combined with increased revenues in 2007, we reported net income applicable to common shareholders of $500,000 for the three months ended September 30, 2007. We believe that continued cost containment, expense reductions, and revenue increases are essential if we are to sustain profitability and continue our current operations, but can give no assurances that we will be able to do so in future periods. Historically, we have supplementally financed operations through private placements of our securities. However, there can be no assurances that such placements will occur in future periods when needed or on terms that are favorable to the Company and its shareholders.
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

	Nine Months ended September 30,
	2007	2007	2006
	(As restated)	(As originally reported)
Balance at beginning of period	$384	$384	$214
Additions charged to costs and expenses	474	54	145
Deductions	(351)	(118)	(113)
Foreign exchange translation loss	15	15	11

Balance at end of period	$522	$335	$257

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$—	$725	$239	$1,680
Income (loss) before income tax expense	—	212	(219)	333
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

(4) INVENTORIES

		September 30, 2007
	September 30, 2007	(Unaudited)
	(Unaudited)	(As originally	December 31,
	(As restated)	reported)	2006
	(In thousands)
Raw materials and system components	$6,564	$6,564	$5,966
Work in process	129	129	119
Finished goods	2,244	2,385	2,972

Total inventories	$8,937	$9,078	$9,057

(5) PROPERTY AND EQUIPMENT

	Estimated	September 30,
	Depreciable	2007	December 31,
	Lives (years)	(Unaudited)	2006
		(In thousands)
Leasehold improvements	5 - 9	$271	$271
Automobiles	5	16	16
Computer and telecommunications equipment	3	1,190	1,174
Software	3 - 5	4,400	4,123
Test equipment	3 - 5	194	189
Furniture and fixtures	3 - 7	2,708	2,473
Software projects in progress		470	54

		9,249	8,300
Less accumulated depreciation and amortization		6,416	5,394

Total property and equipment, net		$2,833	$2,906

(6) ACCRUED EXPENSES

		September 30, 2007
	September 30, 2007	(Unaudited)
	(Unaudited)	(As originally	December 31,
	(As restated)	reported)	2006
	(In thousands)
Salaries, commissions, and benefits	$1,328	1,328	$1,176
Taxes — payroll, sales, income, and other	822	822	620
Warranties	522	335	384
Current portion of capital leases	23	23	22
Interest payable	130	130	51
Deferred revenue	921	921	196
Other	430	431	472

Total accrued expenses	$4,176	3,990	$2,921

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

	Three months ended September 30,			Nine months ended September 30,
	2007	2007	2006	2007	2007	2006
	(As restated)	(As originally reported)		(As restated)	(As originally reported)
	(Unaudited)			(Unaudited)
	(In thousands, except share amounts)			(In thousands, except share amounts)
Net income (loss) applicable to common shareholders	$500	$423	$(1,088)	$(101)	$212	$(2,197)
Effect of dilutive securities on net income (loss):
Convertible debt	5	5	—	—	—	—
Convertible preferred stock	—	—	—	—	—	—

Net income (loss) applicable to common shareholders, assuming conversions	$505	$428	$(1,088)	$(101)	$212	$(2,197)

Weighted average shares oustanding — Basic	11,131,248	11,131,248	9,801,789	10,606,347	10,606,347	9,777,044
Effect of dilutive securities on shares outstanding:
Options	188,268	188,268	—	41,623	41,623	—
Warrants	176,333	176,333	—	372,089	372,089	—
Convertible debt	206,612	206,612	—	—	—	—
Convertible preferred stock	—	9,292	—	—	—	—

Weighted average shares outstanding — Diluted	11,702,461	11,711,753	9,801,789	11,020,059	11,020,059	9,777,044

     The calculation of weighted average shares outstanding for the diluted calculation excludes potentially dilutive securities aggregating 4,578,982 for the three and nine months ended September 30, 2006, since, due to the net loss in those periods, such securities would have been anti-dilutive. The calculation of weighted average shares outstanding for the three months ended September 30, 2007, excludes 518,632 shares of convertible preferred stock because they are anti-dilutive and 552,319 of stock options and warrants because these securities would not have been dilutive for this period due to the fact that the exercise prices were greater than the average market price of our common stock for this period. The calculation of weighted average shares outstanding for the nine months ended September 30, 2007, excludes 1,717,782 shares of convertible preferred stock and 206,612 shares of convertible debt because they are anti-dilutive, and 1,283,089 of stock options and warrants because these securities would not have been dilutive for this period due to the fact that the exercise prices were greater than the average market price of our common stock for this period.
(11) COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) for the three and nine months ended September 30, 2007 and 2006 consists of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2007	2006	2007	2007	2006
	(As restated)	(As originally reported)		(As restated)	(As originally reported)
	(Unaudited)			(Unaudited)
	(In thousands)			(In thousands)
Net income (loss)	$576	$499	$(1,011)	$119	$432	$(1,927)
Foreign currency translation adjustment	843	843	120	1,007	1,007	1,076

Total comprehensive income (loss)	$1,419	$1,342	$(891)	$1,126	$1,439	$(851)

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
     Geographic information for continuing operations is provided below. Long-lived assets include net property and equipment and other assets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
	(In thousands)		(In thousands)
Net sales — continuing operations
North America	$6,580	$5,511	$20,951	$18,772
Europe	3,446	3,746	10,387	9,419
Asia-Pacific	1,103	952	3,219	2,712
Middle East	481	482	1,448	1,225
South America	2,319	1,680	4,809	3,957

	$13,929	$12,371	$40,814	$36,085

	September 30,
	2007	December 31,
	(Unaudited)	2006
	(In thousands)
Long-lived assets — continuing operations
North America	$1,378	$1,770
Europe	1,598	1,718
Asia-Pacific	31	31
South America	230	184

	$3,237	$3,703

(13) INCOME TAXES
     The Company adopted the provisions of FIN 48 on January 1, 2007. FIN 48 specifies the way public companies are to account for uncertainty in income tax reporting, and prescribes a methodology for recognizing, reversing, and measuring the tax benefits of a tax position taken, or expected to be taken, in a tax return. The cumulative effect of applying this interpretation did not result in any adjustment to retained earnings as of December 31, 2006 as originally reported. However, management subsequently determined that an unrecognized tax benefit should have been recorded at adoption. The impact was immaterial for adjustment to the first quarter financial statements as of March 31, 2007; however, in connection with the restatement of the three and six months ended June 30, 2007, management recorded an adoption adjustment of $110,000 to establish the liability for unrecognized tax benefits related to transfer pricing. At September 30, 2007, the liability for unrecognized tax benefits was $241,000, which included accrued interest and penalties of $44,000 recorded at adoption. Intercompany sales that give rise to the uncertain tax positions related to transfer pricing will continue in the future. As a result, the Company estimates the liability for uncertain tax positions will increase in the next 12 months at approximately the same rate at which it increased during the nine months ended September 30, 2007.
     While the Company believes that it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than the Company’s accrued position. Accordingly, additional provisions could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.
     The Company files federal income tax returns, as well as multiple state and foreign jurisdiction tax returns. The Company’s 2001 to 2006 tax years remain open to examination by the taxing jurisdictions to which the Company is subject.
     A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at beginning of period, as restated	$110
Additions for tax positions related to prior years	—
Additions for tax positions related to the current year	87

Balance as of September 30, 2007, as restated	$197

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
     The Company’s income tax expense of $177,000 for the nine months ended September 30, 2007, is comprised of deferred tax benefits of $53,000 arising from domestic tax jurisdictions, deferred tax expense of $36,000 arising from foreign tax jurisdictions, current tax expense of $10,000 arising from domestic tax jurisdictions, and current tax expense of $184,000 arising from foreign tax jurisdictions. The Company’s effective tax rate of 28.8% for the nine months ended September 30, 2007, differs from the expected statutory tax rate of 35% primarily due to higher rates on earnings of foreign operations, nondeductible expenses and accruals for uncertain tax positions.
(14) SUBSEQUENT EVENT
     In October, 2007, 6 shares of Series AAA Preferred with a liquidation value of $30,000 were converted into 5,454 shares of the Company’s Common Stock. As a result of these conversions, 172 shares of Series AAA Preferred remain outstanding.
     The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2007 and 2006, respectively.

	Year Ended December 31, 2007
	Q1	Q2	Q3	Q4
		(As restated)	(As restated)
	(In thousands, except share and per share amounts)
	(Unaudited)
Net sales	$12,000	$14,885	$13,929	$17,118
Gross profit	3,678	4,533	4,541	5,869
Operating income (loss)	(256)	562	1,038	912
Net income (loss) applicable to common shareholders	(846)	244	500	482
Net income (loss) applicable to common shareholders per common share:
Basic	$(0.09)	$0.02	$0.04	$0.04
Diluted	$(0.09)	$0.02	$0.04	$0.04

Weighted average number of common shares and common share equivalents outstanding
Basic	10,173,578	10,503,691	11,131,248	11,181,114
Diluted	10,173,578	11,434,320	11,702,461	12,023,888

	Year Ended December 31, 2006
	Q1	Q2	Q3	Q4
	(In thousands, except share and per share amounts)
	(Unaudited)
Net sales	$10,755	$12,960	$12,371	$13,075
Gross profit	3,334	4,145	3,360	3,035
Operating income (loss)	(449)	38	(710)	(2,023)
Net loss applicable to common shareholders	(866)	(243)	(1,088)	(2,044)
Net loss applicable to common shareholders per common share
Basic	$(0.09)	$(0.02)	$(0.11)	$(0.21)
Diluted	$(0.09)	$(0.02)	$(0.11)	$(0.21)

Weighted average number of common shares and common share equivalents outstanding
Basic	9,751,290	9,777,499	9,801,789	9,818,919
Diluted	9,751,290	9,777,499	9,801,789	9,818,919

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     None.

Item 9A.	Controls and Procedures
     The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined under Rule l3a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2007, the end of the period covered by this annual report on Form 10-K, due to the existence of the material weakness described below.
     Management’s Report on Internal Control Over Financial Reporting
     The management of DRI Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007 due to the existence of a material weakness discussed below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
     The following material weakness was identified in our internal control over financial reporting as of December 31, 2007. The Company did not maintain effective controls over the accuracy and valuation of inventory. Specifically, effective controls were not in place to:
(1)	Ensure direct production labor and overhead costs were properly capitalized in inventory.

(2)	Ensure an accurate and complete physical inventory was achieved and that the Company’s inventory records were appropriately updated for the results of the annual physical inventory.

(3)	Ensure intercompany profits in ending inventories are properly eliminated.
     These control deficiencies could result in a misstatement of inventory and cost of sales that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.
     This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. The effectiveness of internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.
     Remediation of Material Weakness
     Management has determined that, as of the date of this filing, the control deficiences in our internal control over financial reporting with respect to capitalizing direct production labor and overhead in inventory and eliminating intercompany profits in ending inventories has been remediated. Management’s remediation efforts include preparing a more detailed analysis of direct labor and overhead costs incurred in production and the amount of such costs to be capitalized in our inventories as well as a thorough analysis of our subsidiaries’ inventories that consist of product received through intercompany transactions. Additionally, we have updated our procedures to include a review and approval of these analyses by management with the proper skill and experience levels necessary to ensure inventory is properly recorded in accordance with generally accepted accounting principles. The Company expects to conduct its next annual physical inventory on or about January 2, 2009. A greater level of management oversight will be instituted to ensure established procedures for conducting inventory counts and recording the results of those counts are performed.
     Changes in Internal Control over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III
     Certain information required by Part III is incorporated by reference to the Company’s definitive Proxy Statement pursuant to Regulation 14A relating to the annual meeting of shareholders for 2008, which shall be filed with the SEC no later than April 29, 2008 (the “Proxy Statement”). Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance
     The information called for by this item is incorporated herein by reference to the Proxy Statement.

Item 11.	Executive Compensation
     The information called for by this item is incorporated herein by reference to the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
     The information called for by this item is incorporated herein by reference to the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
     The information called for by this item is incorporated herein by reference to the Proxy Statement.

Item 14.	Principal Accounting Fees and Services
     The information called for by this item is incorporated herein by reference to the Proxy Statement.
     PART IV

Item 15.	Exhibits and Financial Statement Schedules
     (1)(2) Financial Statements
     See the Index to Consolidated Financial Statements and Financial Statements Schedules in Part II, Item 8.
     (3) Exhibits
     The following documents are filed herewith or have been included as exhibits to previous filings with the SEC and are incorporated herein by this reference:

Exhibit
No.	Document
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference from the Company’s Registration Statement on Form S-3, filed with the SEC on December 23, 2003)

3.2	Articles of Amendment to Articles of Incorporation of the Company containing Certificate of Designation of Series E Redeemable Nonvoting Convertible Stock (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on November 12, 2003)

3.3	Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series F Convertible Preferred Stock (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on April 14, 2004)

3.4	Articles of Amendment to the Articles of Incorporation of the Company containing Series AAA Preferred Stock Change in Quarterly Dividend Accrual and Conversion Price (incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2004)

3.5	Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series G Redeemable Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed on June 28, 2005)

3.6	Articles of Correction of Articles of Amendment to the Articles of Incorporation of the Company containing a correction to an error in the Amended Certificate of Designation of Series G Redeemable Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2005)

Exhibit
No.	Document
3.7	Articles of Amendment to the Articles of Incorporation of the Company containing an amendment to eliminate a staggered election of Board members (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2005)

3.8	Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series H Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed on November 4, 2005)

3.9	Articles of Amendment to Articles of Incorporation of the Company containing Certificate of Designation of Series I Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)

3.10	Amendment No. 1 to the Company’s Certificate of Designation with respect to its Series D Junior Participating Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on September 28, 2006)

3.11	Certificate of Designation of Series D Junior Participating Preferred Stock (incorporated herein by reference to the Company’s Form 8-A filed with the SEC on October 2, 2006)

3.12	Amendment to Certificate of Designation of Series D Junior Participating Preferred Stock (incorporated herein by reference to the Company’s Form 8-A filed with the SEC on October 2, 2006)

3.13	Amended and Restated Bylaws of the Company (incorporated herein by reference to the Company’s Report on Form 8-K filed on September 18, 2006)

3.14	Amendment to Bylaws of DRI Corporation, dated as of September 12, 2007 (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on September 14, 2007)

4.1	Form of specimen certificate for Common Stock of the Company (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on April 14, 2004)

4.2	Form of Underwriter’s Warrants issued by the Company to the Underwriter (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on April 14, 2004)

4.3	Warrant Agreement between the Company and Continental Stock Transfer & Trust Company (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on April 14, 2004)

4.4	Rights Agreement, dated as of September 22, 2006, between the Company and American Stock Transfer & Trust Company, as Rights Agent, together with the following exhibits thereto:
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

4.5	Omnibus Amendment dated as of January 10, 2007, effective December 31, 2006, by and among the Company, TwinVision of North America, Inc., Digital Audio Corporation, Robinson-Turney International, Inc., and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on January 16, 2007)

4.6	Amended and Restated Secured Term Note dated as of January 10, 2007, effective December 31, 2006, by and between the Company, TwinVision of North America, Inc., Digital Audio Corporation, Robinson-Turney International, Inc., and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on January 16, 2007)

4.7	Second Amended and Restated Registration Rights Agreement dated as of January 10, 2007, effective December 31, 2006, by and between the Company and Laurus Master Fund, Ltd. . (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on January 16, 2007)

4.8	Certificate of Designation of Series J Convertible Preferred Stock of Digital Recorders, Inc. (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2007)

10.1	Executive Employment Agreement, dated January 1, 1999, between the Company and Larry Hagemann (incorporated herein by reference from the Company’s Proxy Statement for the Annual Meeting of Shareholders for fiscal year 2000, filed with the SEC on June 6, 2001)

10.2	Form of Office Lease, between the Company and Sterling Plaza Limited Partnership (incorporated herein by reference from the Company’s Form 10-KSB/A, filed with the SEC on May 21, 2001)

10.3	Lease Agreement, between the Company and The Prudential Savings Bank, F.S.B., dated December 18, 1998 (incorporated herein by reference from the Company’s Registration Statement on Form SB-2, filed with the SEC (SEC File No. 33-82870-A))

10.4	Form of Loan Agreement, dated as of August 26, 2002, between the Company and John D. Higgins (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on August 30, 2002)

Exhibit
No.	Document
10.5	Form of Digital Recorders, Inc., Convertible Debenture, dated August 26, 2002, issued to John D. Higgins (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on August 30, 2002)

10.6	Form of Security Agreement, dated August 26, 2002, between the Company and John D. Higgins (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on August 30, 2002)

10.7	Form of Pledge Agreement, dated August 26, 2002, between the Company and John D. Higgins (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on August 30, 2002)

10.8	Form of Subsidiary Guarantee, dated August 26, 2002, by Subsidiaries of the Company in favor of John D. Higgins (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on August 30, 2002)

10.9	Form of Subsidiary Security Agreement, dated August 26, 2002, among the Company, TwinVision(R) of North America, Inc. and John D. Higgins (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on August 30, 2002)

10.10	Share Purchase Agreement, dated as of October 13, 2003, by and between Dolphin Offshore Partners, L.P. and the Company (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on November 12, 2003)

10.11	Stock Purchase Warrant, dated as of October 13, 2003, issued by the Company to Dolphin Offshore Partners, L.P. (terminated) (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on November 12, 2003)

10.12	Amended and Restated Registration Rights Agreement, dated as of April 1, 2004, by and between Dolphin Offshore Partners, L.P. (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on April 14, 2004)

10.13	Securities Purchase Agreement, dated as of November 5, 2003, by and between LaSalle Business Credit, LLC, as lender, and the Company, as borrower (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on November 12, 2003)

10.14	Loan and Security Agreement, dated as of November 6, 2003, by and between LaSalle Business Credit, LLC, as lender, and the Company, as borrower (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on November 12, 2003)

10.15	Warrant Agreement, dated March 23, 2004, between Digital Recorders, Inc. and Fairview Capital Ventures LLC (incorporated herein by reference to the Company’s Registration Statement on Form S-3, filed with the SEC on April 16, 2004)

10.16	Securities Purchase Agreement dated as of April 21, 2004, among Digital Recorders, Inc. and the investors named therein (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on April 22, 2004)

10.17	Registration Rights Agreement dated as of April 21, 2004, among Digital Recorders, Inc. and the investors named therein (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on April 22, 2004)

10.18	Form of Warrant dated as of April 21, 2004, issued by Digital Recorders, Inc. to each of the Investors named in the Securities Purchase Agreement filed as Exhibit 10.18 hereto (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on April 22, 2004)
10.19	Warrant, dated April 26, 2004, issued by the Company to Roth Capital Partners, LLC (incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004)

10.20	Amendment No. 2 to Rights Agreement, dated July 8, 2004, between Digital Recorders, Inc. and Continental Stock Transfer & Trust Company (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on July 8, 2004)

10.21	Securities Purchase Agreement, dated October 5, 2004, between the Company and Riverview Group LLC (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on October 7, 2004)

10.22	Registration Rights Agreement, dated October 5, 2004, between the Company and Riverview Group LLC (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on October 7, 2004)

10.23	Warrant, dated October 6, 2004, issued by the Company to Riverview Group, LLC (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on October 7, 2004)

10.24	Amended and Restated Warrant, dated October 6, 2004, issued by the Company to Roth Capital Partners, LLC (incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004)

10.25	Executive Employment Agreement, between the Company and David N. Pilotte, dated October 25, 2004 (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on October 22, 2004)

Exhibit
No.	Document
10.26	First Lease Amendment, between the Company and Property Reserve, Inc., f/k/a The Prudential Savings Bank, F.S.B., dated December 11, 2002 (incorporated herein by reference to the Company’s Registration Statement of Form S-1, filed with the SEC on January 4, 2005)

10.27	Second Lease Amendment, between the Company and Property Reserve, Inc., f/k/a The Prudential Savings Bank, F.S.B., dated June 18, 2003 (incorporated herein by reference to the Company’s Registration Statement of Form S-1, filed with the SEC on January 4, 2005)

10.28	Third Lease Amendment, between the Company and Property Reserve, Inc., f/k/a The Prudential Savings Bank, F.S.B., dated August 21, 2003 (incorporated herein by reference to the Company’s Registration Statement of Form S-1, filed with the SEC on January 4, 2005)

10.29	Fourth Lease Amendment, between the Company and Property Reserve, Inc., f/k/a The Prudential Savings Bank, F.S.B., dated September 8, 2003 (incorporated herein by reference to the Company’s Registration Statement of Form S-1, filed with the SEC on January 4, 2005)

10.30	First Amendment, between the Company and Sterling Plaza Limited Partnership, d/b/a Dallas Sterling Plaza Limited Partnership, dated August 25, 2003 (incorporated herein by reference to the Company’s Registration Statement of Form S-1, filed with the SEC on January 4, 2005)

10.31	Second Amendment, between Sterling Plaza Limited Partnership, d/b/a Dallas Sterling Plaza Limited Partnership and the Company, dated September 17, 2004 (incorporated herein by reference to the Company’s Registration Statement of Form S-1, filed with the SEC on January 4, 2005)

10.32	Certificate of Designation of Series G Convertible Preferred Stock, dated June 23, 2005, between the Company and Dolphin Offshore Partners, L.P. (incorporated herein by reference to the Company’s Report on Form 8-K filed on June 28, 2005)

10.33	Share Purchase Agreement, dated June 23, 2005, by and between the Company and Dolphin Offshore Partners, L.P.(incorporated herein by reference to the Company’s Report on Form 8-K filed on June 28, 2005)

10.34	Stock Purchase Agreement, dated June 23, 2005, issued by the Company to Dolphin Offshore Partners, L.P. (incorporated herein by reference to the Company’s Report on Form 8-K filed on June 28, 2005)

10.35	Registration Rights Agreement, dated June 23, 2005, by and between the Company and Dolphin Offshore Partners, L.P. (incorporated herein by reference to the Company’s Report on Form 8-K filed on June 28, 2005)

10.36	Promissory note dated July 25, 2005, between the Company and John D. Higgins (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended September 30, 2005)

10.37	Share Purchase Agreement, dated October 31, 2005, between John D. Higgins and the Company (incorporated herein by reference to the Company’s Report on Form 8-K filed on November 4, 2005)

10.38	Form of Stock Purchase Warrant between John D. Higgins and the Company (incorporated herein by reference to the Company’s Report on Form 8-K filed on November 4, 2005)

10.39	Form of Registration Rights Agreement between John D. Higgins and the Company (incorporated herein by reference to the Company’s Report on Form 8-K filed on November 4, 2005)

10.40	Form of Certificate of Designation of Series H Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed on November 4, 2005)

10.41	Waiver, Consent and Fourth Amendment Agreement between the Company and LaSalle Business Credit, LLC, dated March 6, 2006 (incorporated herein by reference to the Company’s Report on Form 10-K filed with the SEC on April 17, 2006)

10.42	Secured Non-Convertible Revolving Note between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.43	Security Agreement (with Schedules) between the Company and Laurus Master Fund, Ltd. dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.44	Grant of Security Interest in Patents and Trademarks (with Schedules) between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.45	Stock Pledge Agreement (with Schedules) between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.46	Registration Rights Agreement between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.47	Common Stock Purchase Warrant between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.48	Share Purchase Agreement between the Company and Transit Vehicle Technology Investments, Inc., dated March 21, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)

Exhibit
No.	Document
10.49	Stock Purchase Warrant between the Company and Transit Vehicle Technology Investments, Inc., dated March 21, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)

10.50	Registration Rights Agreement between the Company and Transit Vehicle Technology Investments, Inc., dated March 21, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)

10.51	Securities Purchase Agreement dated as of April 28, 2006, by and between Digital Recorders, Inc., TwinVision of North America, Inc., Digital Audio Corporation, and Robinson-Turney International, Inc., and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)

10.52	Secured Term Note by Digital Recorders, Inc., TwinVision of North America, Inc., Digital Audio Corporation, and Robinson-Turney International, Inc., issued to Laurus Master Fund, Ltd., in the original principal amount of $1,600,000 (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)

10.53	Common Stock Purchase Warrant dated as of April 28, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)

10.54	Amended and Restated Registration Rights Agreement dated as of April 28, 2006, by and between Digital Recorders, Inc. and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)

10.55	Promissory Note, dated April 30, 2007, by Dolphin Direct Equity Partners, LP issued to Digital Recorders, Inc. in the principal sum of $344,184.50 (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2007)

10.56	Waiver and Consent, dated as of April 30, 2007, entered into by and between Digital Recorders, Inc., TwinVision of North America, Inc., Digital Audio Corporation, Robinson-Turney International, Inc. and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 2007)

10.57	Share Purchase Agreement, dated as of April 30, 2007, entered into by and among Dolphin Direct Equity Partners, LP, Digital Audio Corporation and Digital Recorders, Inc. (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 2007)

10.58	Form of Registration Rights Agreement, dated June 11, 2007, between Digital Recorders, Inc. and holder of Series J Convertible Preferred Stock of Digital Recorders, Inc. (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2007)

10.59	Form of Share Purchase Agreement, dated June 11, 2007, between Digital Recorders, Inc. and buyer of Series J Convertible Preferred Stock of Digital Recorders, Inc. with Schedule of Differences (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2007)

10.60	Executive Employment Agreement, dated December 31, 2007, between the Company and Stephen P. Slay (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on January 18, 2008)

10.61	Executive Employment Agreement, effective December 31, 2007, between the Company and William F. Fay, Jr. (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on January 18, 2008)

10.62	Executive Employment Agreement, dated December 31, 2007, between the Company and Rob R. Taylor (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on January 18, 2008)

10.63	Executive Employment Agreement, effective January 1, 2008, between the Company and David L. Turney (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on January 18, 2008)

21.1	Listing of Subsidiaries of the Company (filed herewith)

23.1	Consent of PricewaterhouseCoopers LLP (filed herewith)

31.1	Section 302 Certification of David L. Turney (filed herewith)

31.2	Section 302 Certification of Stephen P. Slay (filed herewith)

32.1	Section 906 Certification of David L. Turney (filed herewith)

32.2	Section 906 Certification of Stephen P. Slay (filed herewith)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRI CORPORATION

By:	/s/ DAVID L. TURNEY David L. Turney
Chairman of the Board, Chief Executive Officer
and President (Principal Executive Officer)
     Date: March 31, 2008
     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID L. TURNEY David L. Turney	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 31, 2008

/s/ STEPHEN P. SLAY Stephen P. Slay	Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 31, 2008

/s/ JOHN D. HIGGINS John D. Higgins	Director	March 31, 2008

/s/ C. JAMES MEESE JR. C. James Meese Jr.	Director	March 31, 2008

/s/ STEPHANIE L. PINSON Stephanie L. Pinson	Director	March 31, 2008

/s/ JOHN K. PIROTTE John K. Pirotte	Director	March 31, 2008

/s/ JULIANN TENNEY Juliann Tenney	Director	March 31, 2008

SCHEDULE II
DRI CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2007, 2006 and 2005

		Additions
	Balance at	charged to
	beginning	costs and				Balance at
	of year	expenses		Deductions		end of year
	(In thousands)
Allowance for Doubtful Accounts
Year ended December 31, 2007	$352	$(39	) (b)	$(225	) (a)	$88
Year ended December 31, 2006	379	235		(262	) (a)	352
Year ended December 31, 2005	170	317		(108	) (a)	379

Deferred Tax Asset Valuation Allowance
Year ended December 31, 2007	$7,569	$—		$(237)		$7,332
Year ended December 31, 2006	6,022	1,547		—		7,569
Year ended December 31, 2005	3,720	2,302		—		6,022

(a)	Write-off of uncollectible accounts.

(b)	Includes recovery of accounts previously deemed uncollectible