Form 10-Q
period 2008-03-31
DRI CORP
filed 2008-05-15
CIK 853695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
Commission File Number 000-28539
DRI CORPORATION
(Exact name of Registrant as specified in its Charter)

North Carolina	56-1362926
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
13760 Noel Road, Suite 830
Dallas, Texas 75240
(Address of principal executive offices, Zip Code)
Registrant’s telephone number, including area code: (214) 378-8992
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act):
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
     Indicate the number of shares outstanding of the Registrant’s Common Stock as of April 30, 2008:

Common Stock, par value $.10 per share	11,210,615
(Class of Common Stock)	Number of Shares

DRI CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
DRI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share amounts)
(Unaudited)

		December 31, 2007
	March 31, 2008	(Note 1)
ASSETS
Current Assets
Cash and cash equivalents	$1,372	$729
Trade accounts receivable, net	14,107	11,919
Current portion of note receivable	86	86
Other receivables	652	465
Inventories	11,026	9,603
Prepaids and other current assets	661	495

Total current assets	27,904	23,297

Property and equipment, net	3,138	2,890
Long-term portion of note receivable	258	258
Goodwill	11,879	11,033
Intangible assets, net	1,131	1,097
Deferred tax assets, net	30	56
Other assets	158	283

Total assets	$44,498	$38,914

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Lines of credit	$7,624	$6,043
Notes payable, net	500	500
Loans payable	564	391
Current portion of long-term debt	253	254
Current portion of foreign tax settlement	511	499
Accounts payable	7,219	6,246
Accrued expenses	4,440	3,681
Preferred stock dividends payable	20	18

Total current liabilities	21,131	17,632

Long-term debt and capital leases, long-term	8	14

Foreign tax settlement, long-term	975	1,043

Liability for uncertain tax positions	442	311

Minority interest in consolidated subsidiary	718	422

Commitments and contingencies (Notes 7 and 8)

Shareholders’ Equity
Series E Redeemable, Nonvoting, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 500 shares authorized; 80 and 85 shares issued and outstanding at March 31, 2008, and December 31, 2007, respectively; redeemable at the discretion of the Company at any time	337	355
Series G Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 600 shares authorized; 418 and 410 shares issued and outstanding at March 31, 2008, and December 31, 2007, respectively; redeemable at the discretion of the Company after five years from date of issuance	1,808	1,768
Series H Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 600 shares authorized; 60 and 59 shares issued and outstanding at March 31, 2008, and December 31, 2007, respectively; redeemable at the discretion of the Company after five years from date of issuance	252	247
Series J Redeemable, Convertible Preferred Stock, $ .10 par value, liquidation preference of $5,000 per share; 250 shares authorized; 90 shares issued and outstanding at March 31, 2008, and December 31, 2007; redeemable at the discretion of the Company at any time	388	388
Series AAA Redeemable, Nonvoting, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 20,000 shares authorized; 166 and 172 shares issued and outstanding at March 31, 2008, and December 31, 2007, respectively; redeemable at the discretion of the Company at any time	830	860
Common stock, $ .10 par value, 25,000,000 shares authorized; 11,208,635 and 11,187,993 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	1,121	1,119
Additional paid-in capital	32,086	32,079
Accumulated other comprehensive income — foreign currency translation	5,574	4,570
Accumulated deficit	(21,172)	(21,894)

Total shareholders’ equity	21,224	19,492

Total liabilities, minority interest and shareholders’ equity	$44,498	$38,914

See accompanying notes to unaudited consolidated financial statements.

DRI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(In thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Net sales	$17,025	$12,000
Cost of sales	10,993	8,323

Gross profit	6,032	3,677

Operating expenses
Selling, general and administrative	4,309	3,601
Research and development	287	332

Total operating expenses	4,596	3,933

Operating income (loss)	1,436	(256)

Other income	92	11
Foreign currency gain (loss)	163	(24)
Interest expense	(303)	(315)

Total other income and expense	(48)	(328)

Income (loss) from continuing operations before income tax expense	1,388	(584)

Income tax expense	(370)	(34)

Income (loss) from continuing operations before minority interest in (income) loss of consolidated subsidiary	1,018	(618)

Minority interest in (income) loss of consolidated subsidiary	(296)	25

Income (loss) from continuing operations	722	(593)
Loss from discontinued operations (Note 2)	—	(177)

Net income (loss)	722	(770)

Provision for preferred stock dividends	(74)	(76)

Net income (loss) applicable to common shareholders	$648	$(846)

Net income (loss) per share — basic
Continuing operations	$0.06	$(0.07)

Discontinued operations	$0.00	$(0.02)

Income (loss) per share applicable to common shareholders	$0.06	$(0.08)

Net income (loss) per share — diluted
Continuing operations	$0.06	$(0.07)

Discontinued operations	$0.00	$(0.02)

Income (loss) per share applicable to common shareholders	$0.06	$(0.08)

Weighted average number of common shares and common share equivalent outstanding
Basic	11,197,563	10,173,578

Diluted	12,873,397	10,173,578

See accompanying notes to unaudited consolidated financial statements.

DRI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007
(In thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities
Net income (loss)	$722	$(770)
Loss from discontinued operations	—	(177)

Income (loss) from continuing operations	722	(593)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Deferred income taxes	30	(15)
Liability for uncertain tax positions	103	—
Depreciation and amortization of property and equipment	233	280
Amortization of intangible assets	39	30
Amortization of deferred financing costs	63	83
Amortization of the fair value of warrants	57	69
Bad debt expense	41	—
Stock issued in lieu of cash compensation	19	21
Stock-based compensation expense	17	9
Write-down of inventory for obsolescence	4	—
Loss on sale of fixed assets	2	1
Other, primarily effect of foreign currency gain	(91)	(8)
Minority interest in income (loss) of consolidated subsidiary	296	(25)
Changes in operating assets and liabilities
(Increase) decrease in trade accounts receivable	(1,780)	952
Increase in other receivables	(159)	(225)
Increase in inventories	(1,136)	(100)
(Increase) decrease in prepaids and other current assets	(148)	67
Decrease in other assets	5	—
Increase (decrease) in accounts payable	729	(301)
Increase in accrued expenses	628	209
Increase (decrease) in foreign tax settlement	(85)	39

Net cash (used in) provided by continuing operations	(411)	493
Net cash provided by discontinued operations	—	3

Net cash (used in) provided by operating activities	(411)	496

Cash flows from investing activities
Proceeds from sale of fixed assets	—	39
Purchases of property and equipment	(107)	(80)
Investments in software development	(255)	(98)

Net cash used in investing activities	(362)	(139)

Cash flows from financing activities
Proceeds from bank borrowings and lines of credit	19,501	16,633
Principal payments on bank borrowings and lines of credit	(18,069)	(16,975)
Payment of dividends on Preferred stock	(27)	(36)

Net cash provided by (used in) financing activities	1,405	(378)

Effect of exchange rate changes on cash and cash equivalents	11	14

Net increase (decrease) in cash and cash equivalents	643	(7)

Cash and cash equivalents at beginning of period	729	611

Cash and cash equivalents at end of period	$1,372	$604

Supplemental disclosures of non-cash investing and financing activities:

Conversion of preferred stock to common stock	$55	$520

Preferred stock dividends	$45	$40

See accompanying notes to unaudited consolidated financial statements.

DRI CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     In this Quarterly Report on Form 10-Q, we will refer to DRI Corporation as “DRI,” “Company,” “we,” “us” and “our.” DRI was incorporated in 1983. DRI’s Common Stock, $.10 par value per share (the “Common Stock”), trades on the NASDAQ Capital Market(™) under the symbol “TBUS.”
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
     The year end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three months ended March 31, 2008, are not necessarily indicative of the results to be expected for the full fiscal year.
     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Due to the Company’s anticipation of having insufficient cash resources to make payment in full on the outstanding balance of the domestic line of credit which matures June 30, 2008, there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments that might be necessary if the Company is unable to continue as a going concern.
     We have executed term sheets with potential lenders for the refinancing of the domestic line of credit and such lenders are in the process of performing due diligence reviews of our financial records and our operations. We anticipate refinancing the domestic line of credit with one or more of these potential lenders on or before the maturity date of June 30, 2008 and anticipate being able to do so on what we believe to be commercially reasonable terms. However, the execution of term sheets and the performance of due diligence reviews does not commit any of these potential lenders to provide financing to the Company, and we can give no assurances that we will be able to refinance the domestic line of credit before the June 30, 2008 maturity date or do so on commercially reasonable terms.
Product Warranties
     The Company provides a limited warranty for its products, generally for a period of one to three years. The Company’s standard warranties require the Company to repair or replace defective products during such warranty period at no cost to the customer. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product sales are recognized. Factors that affect the Company’s warranty liability include such things as the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The following table summarizes product warranty activity during the three months ended March 31, 2008 and 2007.

	Three Months ended March 31,
	2008	2007
Balance at beginning of period	$491	$384
Additions charged to costs and expenses	41	—
Deductions	(68)	(20)
Foreign exchange translation loss (gain)	15	(2)

Balance at end of period	$479	$362

Recent Accounting Pronouncements
     On February 12, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (FSP) No. FAS 157-2, “Effective date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis until 2009. The Company adopted SFAS No. 157 beginning January 1, 2008 and deferred application of the provision of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities, primarily goodwill and intangible assets, until January 1, 2009.
     In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” which replaces SFAS No.141. SFAS No. 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but FAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. SFAS No. 141(R) requires companies to recognize, with certain exception, 100% of the fair value of the assets acquired, liabilities assumed and non-controlling interest in acquisitions of less than 100% controlling interest when the acquisition constitutes a change in control; measure acquirer shares issued as consideration for a business combination at fair value on the date of the acquisition; recognize contingent consideration arrangements at their acquisition date fair value, with subsequent change in fair value generally reflected in earnings; recognition of reacquisition loss and gain contingencies at their acquisition date fair value; and expense, as incurred, acquisition related transaction costs. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008. Early adoption is not allowed. We are currently evaluating the effects, if any, that SFAS No. 141(R) may have on our financial statements.
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
     In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133”, which is effective on a prospective basis for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand such effects on financial position, financial performance and cash flow. We are currently evaluating the effects, if any, that SFAS No. 161 may have on our financial statements.
(2) DISCONTINUED OPERATIONS
     On April 30, 2007 (the “Closing Date”), the Company and its wholly-owned subsidiary, Digital Audio Corporation (“DAC”), entered into a Share Purchase Agreement (the “Purchase Agreement”) with Dolphin Direct Equity Partners, LP (“Dolphin”), a Delaware limited partnership, pursuant to which Dolphin acquired all of DAC’s issued and outstanding shares of common stock for an aggregate purchase price of approximately $1.4 million. Dolphin paid $1.1 million of the Purchase Price on the Closing Date. The remainder of the Purchase Price is reflected in a promissory note issued to the Company in the original principal amount of $344,000 (“the Promissory Note”), payable in four equal annual installments of $86,000. Interest on the Promissory Note is payable semi- annually at the prime rate as published by the Wall Street Journal. The Promissory Note is reflected in the accompanying consolidated balance sheet as a note receivable. Additionally, pursuant to terms of the Purchase Agreement, the Company retained the exclusive right to purchase DAC’s products for resale in the United States for the two year period following the Closing Date. No gain or loss was recorded by the Company on this transaction.
     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, this segment of the business is reported as discontinued operations and, accordingly, income and losses from discontinued operations have been reported separately from continuing operations. Amounts reported in prior periods have been retroactively adjusted in the accompanying consolidated statements of operations to remove them from their historical classifications to conform with this presentation. Net sales and loss before income tax expense from discontinued operations for the three months ended March 31, 2007 was as follows:

Three months ended March 31,
2007
(In thousands)
Net sales	$168
Loss before income tax expense	(177)
(3) GOODWILL AND OTHER INTANGIBLE ASSETS
     The change in goodwill from December 31, 2007 to March 31, 2008 of $846,000 is due to foreign exchange rate fluctuation.
(4) INVENTORIES

	March 31,	December 31,
	2008	2007
	(In thousands)
Raw materials and system components	$7,544	$6,496
Work in process	292	176
Finished goods	3,190	2,931

Total inventories	$11,026	$9,603

(5) PROPERTY AND EQUIPMENT

	Estimated
	Depreciable	March 31,	December 31,
	Lives (years)	2008	2007
		(In thousands)
Leasehold improvements	5 - 9	$278	$278
Automobiles	5	16	16
Computer and telecommunications equipment	3	885	857
Software	3 - 5	4,793	4,434
Test equipment	3 - 5	127	123
Furniture and fixtures	3 - 7	2,939	2,730
Software projects in progress		836	668

		9,874	9,106
Less accumulated depreciation and amortization		6,736	6,216

Total property and equipment, net		$3,138	$2,890

(6) ACCRUED EXPENSES

	March 31,	December 31,
	2008	2007
	(In thousands)
Salaries, commissions, and benefits	$1,664	$1,429
Taxes — payroll, sales, income, and other	1,109	1,020
Warranties	479	491
Current portion of capital leases	24	23
Interest payable	202	172
Deferred revenue	204	303
Other	758	243

Total accrued expenses	$4,440	$3,681

(7) LINES OF CREDIT, NOTES PAYABLE AND LOANS PAYABLE
     (a) Domestic line of credit and note payable
     The Company has in place an asset-based lending agreement with Laurus Master Fund, Ltd. (“Laurus Credit Agreement”) which provides up to $6.0 million in borrowings under a revolving credit facility and is secured by all tangible and intangible assets of the Company in the U.S. Borrowing availability under the Laurus Credit Agreement is based upon an advance rate equal to 90% of eligible accounts receivable and up to $2.0 million based upon 40% of eligible inventory.  The interest rate on borrowings under the Laurus Credit Agreement is the Wall Street Journal prime rate (5.25% at March 31, 2008) plus 1.75%, subject to a floor of 8%.  The Laurus Credit Agreement contains no financial covenants. Borrowings under the revolving credit facility are used to fund the working capital needs of our domestic operations.  At March 31, 2008, the outstanding principal balance on the revolving credit facility was $4.5 million and remaining borrowing availability under the revolving credit facility was approximately $1.1 million. The Laurus Credit Agreement matures on June 30, 2008 at which time all amounts outstanding on the revolving credit facility will be due.
     At March 31, 2008, the Company had an outstanding principal balance of $500,000 due on a secured term promissory note (the “Note”) issued to Laurus Master Fund Ltd. (“Laurus”). The Note bore interest at an annual rate of 10%, with interest payable monthly in arrears, and matured April 30, 2008. The Note was secured by all U.S. assets of the Company pursuant to the Security Agreement executed as part of the Laurus Credit Agreement, which was extended to cover the Note. On April 28, 2008, the Company retired the Note using funds drawn from its revolving credit facility with Laurus.

     b) International lines of credit and loans payable
     Mobitec AB, the Company’s wholly owned Swedish subsidiary, has agreements with a Swedish bank from which it may borrow up to a maximum of 19 million krona, or $3.2 million U.S., based on the March 31, 2008 exchange rate of 0.1679. In August 2007, Mobitec AB converted 3 million krona, or $504,000, of the outstanding balance under these agreements to a loan with principal payments to be made in four installments. The outstanding principal balance due on this loan at March 31, 2008 was 1.5 million krona, or $252,000, with remaining installment payments of 500,000 krona ($84,000) and 1 million krona ($168,000) due on June 30, 2008 and September 30, 2008, respectively. The new loan is reflected as a loan payable in the accompanying consolidated balance sheets. The $2.7 million remaining borrowing capacity under these agreements renews annually on a calendar-year basis. At March 31, 2008, additional borrowing availability under these agreements amounted to approximately $218,000.
     Mobitec GmbH, the Company’s wholly owned subsidiary in Germany, has an agreement with a German bank from which it may currently borrow up to a maximum of 512,000 Euros, or $809,000, based on the March 31, 2008, exchange rate of 1.5800. Additional borrowing availability at March 31, 2008, amounted to approximately $154,000. The agreement under which this line of credit is extended has an open-ended term.
     At March 31, 2008, Mobitec Brazil Ltda, the Company’s 50% owned subsidiary in Brazil, has outstanding borrowings from two banks in Brazil of $312,000. The borrowings are secured by accounts receivable on certain export sales by Mobitec Brazil Ltda, bear interest at rates ranging from 7.0% to 8.5%, and have a term of 180 days. These borrowings are included in loans payable on the accompanying consolidated balance sheet.
     Lines of credit consist of the following:

	March 31,	December 31,
	2008	2007
	(In thousands)
Line of credit with Laurus Master Fund dated March 16, 2006; payable in full June 30, 2008; secured by all tangible and intangible U.S. assets of the Company; bears average interest rate of 8.25% and 9.80% in 2008 and 2007, respectively	$4,500	$3,796

Line of credit with Swedish bank dated December 31, 2007, expires on December 31, 2008; secured by certain assets of the Swedish subsidiary, Mobitec AB; bears average interest rate of 6.10% and 4.92% in 2008 and 2007, respectively	946	1,057

Line of credit with Swedish bank dated December 31, 2007; expires on December 31, 2008; secured by accounts receivable of the Swedish subsidiary, Mobitec AB; bears average interest rate of 6.40% and 5.36% in 2008 and 2007, respectively	1,523	1,087

Line of credit with German bank dated June 23, 2004; open-ended term; secured by accounts receivable and inventory of the German subsidiary, Mobitec GmbH; bears average interest rate of 5.50% and 5.30% in 2008 and 2007, respectively	655	103

Total lines of credit	$7,624	$6,043

(8) LONG-TERM DEBT
     Long-term debt consists of the following:

	March 31,	December 31,
	2008	2007
	(In thousands)
Convertible debenture to a director dated August 26, 2002, payable in full August 26, 2009, with an interest rate of 8%	$250	$250

Other long-term debt	3	4

Total long-term debt	253	254
Less current portion	253	254

	—	—

Long-term portion of capital leases	8	14

Total long-term debt and capital leases, less current portion	$8	$14

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
     On February 11, 2008, five shares of Series E Preferred with a liquidation value of $25,000 were converted into 8,333 shares of the Company’s Common Stock. On February 28, 2008, six shares of Series AAA Preferred with a liquidation value of $30,000 were converted into 5,454 shares of the Company’s Common Stock.
     As of March 31, 2008, we had outstanding 166 shares of Series AAA Preferred, 80 shares of Series E Preferred, 418 shares of Series G Preferred, 60 shares of Series H Preferred, and 90 shares of Series J Preferred. There are no shares of Series D, Series F, or Series I Preferred outstanding.
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

	Three months ended March 31,
	2008	2007
	(Unaudited)
	(In thousands, except share amounts)
Net income (loss) applicable to common shareholders	$648	$(846)
Effect of dilutive securities on net income (loss):
Convertible debt	3	—
Convertible preferred stock	63	—

Net income (loss) applicable to common shareholders, assuming conversions	$714	$(846)

Weighted average shares outstanding — Basic	11,197,563	10,173,578
Effect of dilutive securities on shares outstanding:
Options	23,238	—
Warrants	19,849	—
Convertible debt	206,612	—
Convertible preferred stock	1,426,135	—

Weighted average shares outstanding — Diluted	12,873,397	10,173,578

     The calculation of weighted average shares outstanding for the diluted calculation excludes potentially dilutive securities aggregating 4,387,513 for the three months ended March 31, 2007, since, due to the net loss in that period, such securities would have been anti-dilutive. The calculation of weighted average shares outstanding for the three months ended March 31, 2008, excludes preferred stock convertible into 156,363 shares of common stock because they are anti-dilutive and 1,625,389 stock options and warrants because these securities would not have been dilutive for this period due to the fact that the exercise prices were greater than the average market price of our Common Stock for this period.
(11) COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) for the three months ended March 31, 2008 and 2007 consists of the following:

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
	(In thousands)
Net income (loss)	$722	$(770)
Foreign currency translation adjustment	1,004	(203)

Total comprehensive income (loss)	$1,726	$(973)

(12) SEGMENT AND GEOGRAPHIC INFORMATION
     DRI conducts its operations in one business segment. Accordingly, the accompanying consolidated statements of operations report the results of operations of that operating segment and no separate disclosure is provided herein. Geographic information for continuing operations is provided below. Long-lived assets include net property and equipment and other assets.

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
	(In thousands)
Net sales — continuing operations
North America	$6,758	$5,994
Europe	5,151	3,621
Asia-Pacific	2,374	1,047
Middle East	225	299
South America	2,517	1,039

	$17,025	$12,000

	March 31,
	2008	December 31,
	(Unaudited)	2007
	(In thousands)
Long-lived assets — continuing operations
North America	$1,334	$1,345
Europe	1,660	1,538
Asia-Pacific	49	44
South America	253	246

	$3,296	$3,173

(13) INCOME TAXES
     As a result of its net operating loss carryforwards, the Company has significant deferred tax assets. SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), requires a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Accordingly, the Company recorded an expense of $246,000 resulting from its taxable income during the three months ended March 31, 2008, and simultaneously recorded a reduction of the valuation allowance equal to the expense. The Company’s total deferred tax assets as of March 31, 2008, are $7.2 million and its deferred tax valuation allowance is $7.1 million. In addition, as a result of its equity transactions during 2004, the Company has determined its ability to use its net operating loss carryforwards and related tax benefits in any single year is limited under the Internal Revenue Code.
     The Company’s income tax expense of $370,000 for the three months ended March 31, 2008, is comprised of deferred tax expense of $30,000 arising from domestic tax jurisdictions, deferred tax expense of $99,000 arising from foreign tax jurisdictions, current tax expense of $3,000 arising from domestic tax jurisdictions, and current tax expense of $238,000 arising from foreign tax jurisdictions. The Company’s effective tax expense rate of 26.7% for the three months ended March 31, 2008, differs from the expected statutory tax expense rate of 34% primarily due to recording a deferred tax benefit to reduce the valuation allowance on deferred tax assets, offset partially by an increase in the provision for uncertain tax positions. The Company’s income tax expense of $34,000 for the three months ended March 31, 2007, is comprised of deferred tax benefits of $15,000 arising from domestic tax jurisdictions, deferred tax expense of $62,000 arising from foreign tax jurisdictions and current tax benefits of $13,000 arising from foreign tax jurisdictions. The Company’s effective tax expense (benefit) rate of (5.8)% for the three months ended March 31, 2007, differs from the expected statutory tax expense (benefit) rate of (35)% primarily due to recording additional valuation allowance on deferred tax assets and higher rates on earnings of foreign operations.

(14) SUBSEQUENT EVENTS
     On April 30, 2008, the Company entered into an Extension Agreement (the “Extension Agreement”) with DAC with respect to the Promissory Note issued on April 30, 2007 by DAC in the original principal amount of $344,000 (see Note 2). Under the terms of the Extension Agreement, the first principal payment of $86,000 due under the Promissory Note, which was originally scheduled for April 30, 2008, was extended until July 30, 2008. All other terms of the Note remained unchanged and in effect.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT ARE IN ITEM 1 OF THIS DOCUMENT AND THE 2007 ANNUAL REPORT ON FORM 10-K.
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
     DRI’s customers generally fall into one of two broad categories: end-user customers or original equipment manufacturers (“OEM”). DRI’s end-user customers include municipalities, regional transportation districts, state and local departments of transportation, transit agencies, public, private, or commercial operators of bus and van vehicles, and rental car agencies. DRI’s OEM customers are the manufacturers of transportation rail, bus and van vehicles. The relative percentage of sales to end-user customers compared to OEM customers varies widely and frequently from quarter-to-quarter and year-to-year, and within products and product lines comprising DRI’s mix of total sales in any given period.
Critical Accounting Policies and Estimates
     Our critical accounting policies and estimates used in the preparation of the Consolidated Financial Statements presented in our 2007 Annual Report on Form 10-K (“2007 Annual Report”) are listed and described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2007 Annual Report and include the following:
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
     The Company believes there were no significant changes during the three-month period ended March 31, 2008 to the items disclosed as critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2007 Annual Report.
Results of Operations
     Management reviews a number of key indicators to evaluate the Company’s financial performance, including net sales, gross profit and selling, general and administrative expenses. The following table sets forth the percentage of our revenues represented by certain items included in our Consolidated Statements of Operations:

	Three Months Ended March 31,
	2008	2007
Net sales	100.0%	100.0%
Cost of sales	64.6	69.4

Gross profit	35.4	30.6

Operating expenses:
Selling, general and administrative	25.3	30.0
Research and development	1.7	2.8

Total operating expenses	27.0	32.8

Operating income (loss)	8.4	(2.1)
Other income and expense	(0.3)	(2.7)

Income (loss) from continuing operations before income tax expense	8.1	(4.9)
Income tax expense	(2.2)	(0.3)

Income (loss) from continuing operations before minority interest in (income) loss of consolidated subsidiary	5.9	(5.2)
Minority interest in (income) loss of consolidated subsidiary	(1.7)	0.2

Income (loss) from continuing operations	4.2	(4.9)
Loss from discontinued operations	—	(1.5)

Net income (loss)	4.2%	(6.4)%

COMPARISON OF OUR RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
     Net Sales and Gross Profit. Our net sales for the three months ended March 31, 2008, increased $5.0 million or 41.9%, from $12.0 million for the three months ended March 31, 2007, to $17.0 million for the three months ended March 31, 2008. The increase resulted from higher U.S. domestic sales of $980,000 and an increase in sales by our foreign subsidiaries of $4.0 million.
     The increase in international sales resulted from new sales generated in India by our new joint venture in that market which began operations in the fourth quarter of 2007, and higher sales in several established markets in Europe, Asia-Pacific, and South America that were partially offset by lower sales in the Middle East market. The increase in international sales is inclusive of an increase due to foreign currency fluctuations for the period ended March 31, 2008 of approximately $1.2 million. DRI does not use currency hedging tools. Each of our foreign subsidiaries primarily conducts business in their respective functional currencies thereby reducing the impact of foreign currency transaction differences. If the U.S. dollar strengthens compared to the foreign currencies converted, it is possible the total sales reported in U.S. dollars could decline.
     The increase in U.S. sales for the quarter ended March 31, 2008 as compared to the quarter ended March 31, 2007 continues a trend we have seen in recent periods which we believe is due to the favorable impact of increased transit funding under the Safe, Accountable, Flexible, Efficient, Transportation Equity Act – A Legacy for Users (“SAFETEA-LU”) and the favorable influence of high fuel prices on transit ridership. We believe the enactment of SAFETEA-LU and the record-high funding increases for transit, in addition to higher fuel prices, have led to an upturn in the U.S. market for most of our products.
     Our gross profit for the three months ended March 31, 2008 of $6.0 million, increased $2.3 million, or 64.0%, from $3.7 million for the three months ended March 31, 2007. As a percentage of sales, our gross profit was 35.4% of our net sales for the three months ended March 31, 2008 as compared to 30.6% for the three months ended March 31, 2007. The increase in gross profit was attributed to an increase in foreign gross profits of $1.6 million and an increase in U.S. domestic gross profits of $781,000.
     The U.S. gross profit as a percentage of sales for the three months ended March 31, 2008 was 38.8% as compared to 31.7% for the three months ended March 31, 2007. Substantially all of the increase in sales in the U.S. in the first quarter of 2008 resulted from increased sales of engineered systems and related products, which yield higher margins than other products sold by the Company. As part of a workforce reduction implemented by the Company in the U.S. in the second quarter of 2007, direct production labor was reduced, resulting in a reduction of labor absorption costs in first quarter 2008 as compared to first quarter 2007. Additionally, a reduction of shipping expenses and a reduction of warranty expenses included in cost of sales also contributed to higher gross profit in the first quarter of 2008 as compared to first quarter 2007.
     The international gross profit as a percentage of sales for the three months ended March 31, 2008, was 33.3% as compared to 29.7% for the three months ended March 31, 2007. In the third quarter of 2007, the Company was able to enter into new purchasing agreements with several major suppliers with more favorable pricing of component parts purchased by the Company. The lower pricing of component parts resulted in lower cost of sales in the first quarter of 2008. Additionally, reduced software amortization expense and reduced warranty expense included in cost of sales contributed to the increase in gross profit in the first quarter of 2008. These reduction in cost of sales were partially offset by increased shipping costs, primarily due to shipments for sales in India, and higher sales commissions in the first quarter of 2008.
     We anticipate that improvements in gross margins could occur through more frequent sales of a combination of products and services offering a broader “project” solution, and through the introduction of technology improvements as well as the favorable influence of global purchasing initiatives. However, period-to-period, overall gross margins will still reflect the variations in sales mix and geographical dispersion of product sales.
     Selling, General and Administrative. Our selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2008, of $4.3 million, increased $708,000, or 19.7%, from $3.6 million for the three months ended March 31, 2007. This increase is inclusive of an increase due to foreign currency exchange fluctuation of $291,000. As a percentage of our net sales, these expenses were 25.3% for the three months ended March 31, 2008, and 30.0% for the three months ended March 31, 2007. The increase in SG&A expenses is primarily due to (1) increased salaries, wages and benefits, primarily in our international companies due to an increase in personnel and salary and wage increases for current employees, (2) increased legal fees primarily related to an agreement with a professional employment organization in the U.S. which had filed for bankruptcy, (3) increased audit and tax fees related to the audit of our 2007 year-end financial statements and (4) increased consulting fees resulting primarily from the engagement of an investment banking firm in the third quarter of 2007 to assist the Company with its strategic financial planning. Additionally, our joint venture in India began operations in the fourth quarter of 2007 and additional SG&A expenses are now being incurred in support of that operation. Management believes, as sales increase, these expenses will decrease as a percentage of sales. However, in terms of absolute dollars, SG&A expenses may increase in future periods due to expansion into other geographic areas and the introduction of new products and services.
     Research and Development Expenses. Our research and development expenses of $287,000 for the three months ended March 31, 2008, represented a decrease of $45,000, or 13.4%, from $332,000 for the three months ended March 31, 2007. This category of expense includes internal engineering personnel and outside engineering expense for software and hardware development, sustaining product engineering, and new product development. This expense, as a percentage of net sales, decreased from 2.8% for the three months ended March 31, 2007, to 1.7% for the three months ended March 31, 2008.
     During the three months ended March 31, 2008, salaries and related costs of certain engineering personnel who were used in the development of software met the capitalization criteria of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” The total amount of personnel and other expense capitalized in the three months ended March 31, 2008, of $255,000, increased $157,000, from $98,000 for the three months ended March 31, 2007, primarily because of an increase in the number of new products under development in 2007 and 2008.
     Operating Income (Loss). The net change in our operating income (loss) for the three months ended March 31, 2008, was an increase of $1.7 million from a net operating loss of $256,000 for the three months ended March 31, 2007, to net operating income of $1.4 million for the three months ended March 31, 2008. The increase in operating income is due to higher sales and gross profit and lower research and development costs offset by higher SG&A expenses as previously described.
     Other Income, Foreign Currency Gain (Loss), and Interest Expense. Other income and interest expense decreased $280,000 from $328,000 for the three months ended March 31, 2007 to $48,000 for the three months ended March 31, 2008, due to an increase of $81,000 in other income, an increase of $187,000 in foreign currency gain, and a decrease of $12,000 in interest expense. The decrease in interest expense resulted primarily from a reduction in the Company’s outstanding debt in the first quarter of 2008 compared to the first quarter of 2007.
     Income Tax Expense. Net income tax expense was $370,000 for the three months ended March 31, 2008, compared to net income tax expense of $34,000 for the three months ended March 31, 2007. The tax expense for the three months ended March 31, 2008, consisted of $337,000 arising from foreign jurisdictions and $33,000 arising from U.S. federal and state jurisdictions. The Company’s effective tax expense rate of 26.7% for the three months ended March 31, 2008, differs from the expected statutory tax expense rate of 34% primarily due to recording a deferred tax benefit to reduce the valuation allowance on deferred tax assets, offset partially by an increase in the provision for uncertain tax positions. The Company’s income tax expense of $34,000 for the three months ended March 31, 2007, is comprised of deferred tax benefits of

$15,000 arising from domestic tax jurisdictions, deferred tax expense of $62,000 arising from foreign tax jurisdictions and current tax benefits of $13,000 arising from foreign tax jurisdictions. The Company’s effective tax expense (benefit) rate of (5.8)% for the three months ended March 31, 2007, differs from the expected statutory tax expense (benefit) rate of (35)% primarily due to recording additional valuation allowance on deferred tax assets and higher rates on earnings of foreign operations.
     Discontinued Operations. On April 30, 2007, we divested DAC, an operating segment which is reflected as discontinued operations in the accompanying consolidated financial statements. Income and losses from discontinued operations have been reported separately from continuing operations. Amounts reported in prior periods have been retroactively adjusted in the accompanying consolidated statements of operations to remove them from their historical classifications to conform with this presentation. Since the divestiture of DAC occurred on April 30, 2007, there is no income (loss) from discontinued operations reported for the first quarter of 2008, whereas three months’ results of operations are reported for the first quarter of 2007.
     Net Income (Loss) Applicable to Common Shareholders. The net change in net income applicable to common shareholders for the three months ended March 31, 2008, was an increase of $1.5 million from a net loss of $846,000 for the three months ended March 31, 2007, to net income of $648,000 for the three months ended March 31, 2008.
Industry and Market Overview
     The Safe, Accountable, Flexible, Efficient, Transportation Equity Act – A Legacy for Users (“SAFETEA-LU”) is the primary program funding the U.S. public surface transit market at the federal level. SAFETEA-LU promotes the development of modern, expanded, intermodal public transit systems nationwide and also designates a wide range of tools, services, and programs intended to increase the capacity of the nation’s mobility systems.  Enacted in August 2005, SAFETEA-LU guarantees a record level $52.6 billion in funding for public transportation through fiscal year 2009, including approximately $9.5 billion appropriated to fund federal transit programs in 2008, a 5.8% increase over the amount appropriated for 2007 and an all-time high for federal public transit funding according to the American Public Transportation Association (“APTA”).  We believe the enactment of SAFETEA-LU and the record-high funding increases for transit have led to an upturn in the market for most of our products.  We believe this upturn will be long-term in nature and constitutes a significant contributing factor in the increased revenue and improved operating results we have reported in recent periods, including the first quarter of 2008.
     Our expanded international business, which now represents over half of our total revenues, reflects continued strengthening of many of our traditional core served market segments as well as opening of new served-market sectors. Increased business activity from our Brazilian joint venture and the new joint venture in India, Castmaster Mobitec India Private Limited, is a contributing factor in the favorable trends in revenue.
OUR LIQUIDITY AND CAPITAL RESOURCES
Cash Flows For the Three months Ended March 31, 2008 and 2007
     Our operating activities (used) provided net cash of $(411,000) and $493,000 for the three months ended March 31, 2008 and 2007, respectively. For the three months ended March 31, 2008, primary uses of cash resulted from an increase in accounts receivable of $1.8 million due mostly to timing of sales, as first quarter 2008 sales increased significantly late in the quarter, while fourth quarter 2007 sales occurred ratably over the quarter, an increase in other receivables of $159,000, an increase in inventories of $1.1 million to meet the demands of our increased backlog, an increase in prepaids and other current assets of $148,000, and payments made related to the foreign tax settlement. Sources of cash primarily resulted from net income of $722,000, a decrease in other assets of $5,000, an increase in accounts payable of $729,000, consistent with the increase in inventories, and an increase in accrued expenses of $628,000 due primarily to a customer overpayment, increased audit fees billed in 2008, and an increase in accruals related to employee paid-time off. Non-cash expense items totaling $813,000 were primarily related to depreciation and amortization, and minority interest.
     Our investing activities used cash of $362,000 and $139,000 for the three months ended March 31, 2008 and 2007, respectively. For the three months ended March 31, 2008 and 2007, the primary uses of cash were for expenditures relating to internally developed software and purchases of computer, test, and office equipment. We do not anticipate any significant change in expenditures for or sales of capital equipment in the near future.

     Our financing activities provided (used) net cash of $1.4 million and $(378,000) for the three months ended March 31, 2008 and 2007, respectively. For the three months ended March 31, 2008, our primary sources of cash were from borrowings under asset-based lending agreements for both our U.S and our foreign subsidiaries. Our primary uses of cash for financing activities were payment of dividends and repayment of borrowings under the asset-based lending agreements of $27,000 and $18.1 million, respectively.
Credit Agreements
     The Company’s primary source of liquidity and capital resources has been from financing activities. The Company has agreements with lenders under which revolving lines of credit have been established to support the working capital needs of our current operations. These lines of credit are as follows:
     The Company has in place an asset-based lending agreement with Laurus Master Fund, Ltd. (“Laurus Credit Agreement”) which provides up to $6.0 million in borrowings under a revolving credit facility and is secured by all tangible and intangible assets of the Company in the U.S. Borrowing availability under the Laurus Credit Agreement is based upon an advance rate equal to 90% of eligible accounts receivable and up to $2.0 million based upon 40% of eligible inventory.  The interest rate on borrowings under the Laurus Credit Agreement is the Wall Street Journal prime rate (5.25% at March 31, 2008) plus 1.75%, subject to a floor of 8%.  The Laurus Credit Agreement contains no financial covenants. At March 31, 2008, the outstanding principal balance on the revolving credit facility was $4.5 million and remaining borrowing availability under the revolving credit facility was approximately $1.1 million. The Laurus Credit Agreement matures on June 30, 2008 at which time all amounts outstanding on the revolving credit facility will be due.
     Mobitec AB, the Company’s wholly owned Swedish subsidiary, has an agreement with a Swedish bank from which it may borrow up to a maximum of 10 million Krona, or $1.7 million based upon the March 31, 2008, exchange rate of 0.1679 In August, 2007, Mobitec AB converted 3 million krona, or $504,000, of the outstanding balance under this agreement to a loan with principal payments to be made in four installments. The outstanding principal balance due on this loan at March 31, 2008 was 1.5 million krona, or $252,000, with remaining installment payments of 500,000 krona ($84,000) and 1 million krona ($168,000) due on June 30, 2008 and September 30, 2008, respectively. At March 31, 2008, additional borrowing availability under this agreement amounted to approximately $218,000. The terms of this agreement require payment of an unused credit line fee equal to 0.50% of the unused portion and an average interest rate of 6.1% of the outstanding balance in the first quarter of 2008. This agreement is secured by certain assets of Mobitec AB. The $1.2 million remaining borrowing capacity under this agreement renews annually on a calendar-year basis.
     Mobitec AB also has an agreement with the bank in Sweden from which it may borrow up to 9.0 million Krona, or $1.5 million. At March 31, 2008, $1.5 million was outstanding, resulting in no additional borrowing availability. The line of credit bore an average interest rate in the first quarter of 2008 of 6.4% and was collateralized by accounts receivable of Mobitec AB. The agreement has an expiration date of December 31, 2008.
     Mobitec GmbH, the Company’s wholly owned subsidiary in Germany, has an agreement with a German bank from which it may currently borrow up to a maximum of 512,000 Euros or $809,000 based upon the March 31, 2008, exchange rate of 1.5800. At March 31, 2008, $655,000 was outstanding, resulting in additional borrowing availability of $154,000. The line of credit bore an average interest rate in the first quarter of 2008 of 5.5% and was collateralized by accounts receivable and inventories of Mobitec GmbH. This agreement has an open-ended term.
     Additionally, as of March 31, 2008, the Company had outstanding the following note payable, loans payable and long-term debt:
     At March 31, 2008, the Company had an outstanding principal balance of $500,000 due on a secured term promissory note (the “Note”) issued to Laurus Master Fund Ltd. (“Laurus”). The Note bore interest at an annual rate of 10%, with interest payable monthly in arrears, and matured April 30, 2008. The Note was secured by all U.S. assets of the Company pursuant to the Security Agreement executed as part of the Laurus Credit Agreement, which was extended to cover the Note. On April 28, 2008, the Company retired the Note using funds drawn from the revolving credit facility with Laurus.
     At March 31, 2008, Mobitec Brazil Ltda, the Company’s 50% owned subsidiary in Brazil, has outstanding borrowings from two banks in Brazil of $312,000. The borrowings are secured by accounts receivable on certain export sales by Mobitec Brazil Ltda, bear interest at rates ranging from 7.0% to 8.5%, and have a term of 180 days.
     A convertible subordinated debenture payable to a shareholder and Director of the Company, dated August 26, 2002, in the amount of $250,000, with an annual interest rate of 8.0%, is due in full on August 26, 2009, if not sooner redeemed or converted.

Management Conclusion
     We anticipate our cash resources will not be sufficient to make payment in full on the outstanding balance of the revolving credit facility under the Laurus Credit Agreement which matures June 30, 2008. The balance outstanding on April 30, 2008 is $4.8 million. We have executed term sheets with potential lenders for the refinancing of this revolving credit facility and such lenders are in the process of performing due diligence reviews of our financial records and our operations. We anticipate refinancing this revolving credit facility with one or more of these potential lenders on or before the maturity date of June 30, 2008 and anticipate being able to do so on what we believe to be commercially reasonable terms. However, the execution of term sheets and the performance of due diligence reviews does not commit any of these potential lenders to provide financing to the Company and we can give no assurances that we will be able to refinance the revolving credit facility before the June 30, 2008 maturity date or do so on commercially reasonable terms. Failure to refinance the revolving credit facility by the maturity date would have a material adverse effect on our operations and our ability to continue as a going concern.
Impact of Inflation
     We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2008 and 2007. However, there can be no assurance that future inflation would not have an adverse impact upon our future operating results and financial condition.
FORWARD-LOOKING STATEMENTS
     “Forward-looking” statements appear throughout this Quarterly Report. We have based these forward-looking statements on our current expectations and projections about future events. It is important to note our actual results could differ materially from those contemplated in our forward-looking statements as a result of various factors, including those described in Part II, Item 1A “Risk Factors” and in our 2007 Annual Report on Form 10-K in Item 7A, “Quantitative and Qualitative Disclosure About Market Risk,” as well as all other cautionary language in this Quarterly Report. In some cases, readers can identify forward-looking statements by the use of words such as “believe”, “anticipate”, “expect”, and similar expressions. Readers should be aware that the occurrence of the events described in these considerations and elsewhere in this Quarterly Report could have an adverse effect on the business, results of operations or financial condition of the entity affected.
Forward-looking statements in this Quarterly Report include, without limitation, the following statements regarding:
•	our ability to continue as a going concern because of our inability to repay amounts due under our line of credit with Laurus, which matures on June 30, 2008;
•	our ability to meet our capital requirements;
•	our ability to meet and maintain our existing debt obligations, including obligations to make payments under such debt instruments;
•	our ability to refinance our Laurus credit facility;
•	our future cash flow position;
•	our ability to obtain lender financing sufficient to meet our working capital requirements;
•	recent legislative action affecting the transportation and/or security industry;
•	changes in federal or state funding for transportation and/or security-related funding;
•	our future outlook with respect to the domestic and international markets for our products, including our belief that the recent upturn in the U.S. market will be long-term; and
•	our opinion that increased funding for transit security establishes a positive trend.
     This list is only an example of the risks that may affect the forward-looking statements. If any of these risks or uncertainties materialize (or if they fail to materialize), or if the underlying assumptions are incorrect, then actual results may differ materially from those projected in the forward-looking statements.
     Additional factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, without limitation, those discussed elsewhere in this Quarterly Report, and in our 2007 Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our analysis, judgment, belief or expectation only as of the date of this Quarterly Report. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this Quarterly Report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no significant changes in the Company’s exposure to market risk since December 31, 2007. See Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
     Management’s evaluation of the effectiveness of the Company’s internal control over financial reporting based on the Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of December 31, 2007 determined that the Company’s internal control over financial reporting was not effective as of that date due to the existence of a material weakness discussed below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
     The following material weakness was identified in our internal control over financial reporting as of December 31, 2007 and is still outstanding as of March 31, 2008. The Company did not maintain effective controls over the accuracy and valuation of inventory.  Specifically, effective controls were not in place to:
(1)	ensure direct production labor and overhead costs were properly capitalized in inventory;

(2)	ensure an accurate and complete physical inventory was achieved and that the Company’s inventory records were appropriately updated for the results of the annual physical inventory; and

(3)	ensure intercompany profits in ending inventories are properly eliminated.
     These control deficiencies could result in a misstatement of inventory and cost of sales that could result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.
     The Company continually reviews its disclosure controls and procedures and makes changes, as necessary, to ensure the quality of its financial reporting. As detailed below, the Company is implementing certain additional controls that it believes will significantly reduce the potential for similar issues to arise in the future. The reason the Company’s disclosure controls and procedures are not effective as of the end of the period is that the changes in internal control over financial reporting described below have not functioned for a sufficient period of time to consider them remediated.
Changes in Internal Control over Financial Reporting
     In connection with the material weakness in internal control over financial reporting detailed above, the following remediation actions are being taken by the Company to reduce the risk of a similar material weakness occurring in the future:
•	Changes in our internal control over financial reporting with respect to capitalizing direct production labor and overhead in inventory and eliminating intercompany profits in ending inventories are occurring, including preparing a more detailed analysis of direct labor and overhead costs

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

•	The Company expects to conduct its next annual physical inventory on or about January 2, 2009. A greater level of management oversight will be instituted to ensure established procedures for conducting inventory counts and recording the results of those counts are performed.
     These were the only changes in the Company’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The Company, in the normal course of its operations, is involved in legal actions incidental to the business. In management’s opinion, the ultimate resolution of these matters will not have a material adverse effect upon the current financial position of the Company or future results of operations.
ITEM 1A. RISK FACTORS
     The following risk factors supplement and/or update the risk factors the Company previously disclosed under Part II, Item 1A of the Company’s annual report on Form 10-K, filed on March 31, 2008.
     Risks Related to Indebtedness, Financial Condition and Results of Operations
     There is substantial doubt concerning our ability to continue as a going concern. The financial statements contained in this Quarterly Report on Form 10-Q have been prepared assuming we will continue as a going concern. Due to the Company’s anticipation of having insufficient cash resources to make payment in full on the outstanding balance of the domestic line of credit which matures June 30, 2008, the Report of Independent Registered Public Accounting Firm on the financial statements of the Company as of and for the year ended December 31, 2007 included in the Company’s 2007 Annual Report contained an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern. We have executed term sheets with potential lenders for the refinancing of the domestic line of credit and such lenders are in the process of performing due diligence reviews of our financial records and our operations. However, the execution of term sheets and the performance of due diligence reviews does not commit any of these potential lenders to provide financing to the Company and we can give no assurances that we will be able to refinance the domestic line of credit before the June 30, 2008 maturity date or do so on commercially reasonable terms. Failure to refinance the revolving credit facility by the maturity date would have a material adverse effect on our operations and our ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments that might be necessary if the Company is unable to continue as a going concern.
     Our substantial debt could adversely affect our financial position, operations and ability to grow. As of March 31, 2008, our total debt of approximately $8.9 million consisted of long-term debt in the amount of $253,000, most of which is classified as current, and short-term debt of $8.6 million. Included in the long-term debt is $250,000 outstanding under an 8.0% convertible debenture held by a shareholder and director payable in full August 26, 2009. Included in the short-term debt is $7.6 million under our domestic and European revolving credit facilities, $500,000 under a promissory note due on April 30, 2008, a $252,000 loan with principal payments of $84,000 and $168,000 due on June 30, 2008 and September 30, 2008, respectively, and loans of $312,000 with 180-day terms. Our domestic revolving credit facility, with an outstanding balance of $4.5 million as of March 31, 2008, is payable in full on June 30, 2008. Our European revolving credit facilities have outstanding balances of $2.5 million as of March 31, 2008 under agreements with a Swedish bank with expiration dates of December 31, 2008 and an outstanding balance of $655,000 as of March 31, 2008 under an agreement with a German bank with an open-ended term. Our substantial indebtedness could have adverse consequences in the future, including without limitation:
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Pursuant to terms of an equity-based stock compensation plan approved by the Company’s shareholders, members of the Board of Directors and certain key executive managers of the Company may elect to be partially compensated in the form of Common Stock of the Company in lieu of cash compensation. Participation in the plan is available on a fully voluntary basis. The number of shares payable under this plan is determined by dividing the cash value of stock compensation by the higher of (1) the actual closing price on the last trading day of each month, or (2) the book value of the Company on the last day of each month. Fractional shares are rounded up to the next full share amount.
     During the three months ended March 31, 2008, the Company issued 6,855 shares to seven individuals under this plan at an average price of $2.76 per share in lieu of approximately $19,000 in cash compensation. Section 16 reports filed with the Securities and Exchange Commission include the actual prices at which shares were issued to each individual.
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
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
     The following documents are filed herewith or have been included as exhibits to previous filings with the SEC and are incorporated herein by this reference:

Exhibit No.	Document
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference from the Company’s Registration Statement on Form S-3, filed with the SEC on December 23, 2003)

3.2	Articles of Amendment to Articles of Incorporation of the Company containing Certificate of Designation of Series E Redeemable Nonvoting Convertible Stock (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on November 12, 2003)

3.3	Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series F Convertible Preferred Stock (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on April 14, 2004)

3.4	Articles of Amendment to the Articles of Incorporation of the Company containing Series AAA Preferred Stock Change in Quarterly Dividend Accrual and Conversion Price (incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2004)

3.5	Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series G Redeemable Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed on June 28, 2005)

3.6	Articles of Correction of Articles of Amendment to the Articles of Incorporation of the Company containing a correction to an error in the Amended Certificate of Designation of Series G

Exhibit No.	Document
Redeemable Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2005)

3.7	Articles of Amendment to the Articles of Incorporation of the Company containing an amendment to eliminate a staggered election of Board members (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2005)

3.8	Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series H Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed on November 4, 2005)

3.9	Articles of Amendment to Articles of Incorporation of the Company containing Certificate of Designation of Series I Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)

3.10	Amended and Restated Bylaws of the Company (incorporated herein by reference from the Company’s Registration Statement on Form SB-2)

3.11	Amendment to Amended and Restated Bylaws of the Company (incorporated herein by reference from the Company’s Proxy Statement for the Annual Meeting of Shareholders for fiscal year 2000, filed with the SEC on June 6, 2001)

3.12	Amended and Restated Bylaws of the Company (incorporated herein by reference to the Company’s Report on Form 8-K filed on September 18, 2006)

3.13	Amendment No. 1 to the Company’s Certificate of Designation with respect to its Series D Junior Participating Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on September 28, 2006)

3.14	Amendment to Bylaws of DRI Corporation, dated as of September 12, 2007 (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on September 14, 2007)

4.5	Rights Agreement, dated as of September 22, 2006, between the Company and American Stock Transfer & Trust Company, as Rights Agent, together with the following exhibits thereto: Exhibit A – Certificate of Designation of Series D Junior Participating Preferred Stock of Digital Recorders, Inc. and the Amendment to Certificate of Designation of Series D Junior Participating Preferred Stock of Digital Recorders, Inc.; Exhibit B – Form of Right Certificate; and Exhibit C – Summary of Rights to Purchase Shares (incorporated herein by reference to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 2, 2006)

4.6	Omnibus Amendment dated as of January 10, 2007, effective December 31, 2006, by and among the Company, TwinVision of North America, Inc., Digital Audio Corporation, Robinson-Turney International, Inc., and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s report on Form 8-K filed with the SEC on January 16, 2007)

4.7	Amended and Restated Secured Term Note dated as of January 10, 2007, effective December 31, 2006, by and between the Company, TwinVision of North America, Inc., Digital Audio Corporation, Robinson-Turney International, Inc., and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on January 16, 2007)

4.8	Second Amended and Restated Registration Rights Agreement dated as of January 10, 2007, effective December 31, 2006, by and between the Company and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on January 16, 2007)

4.9	Certificate of Designation of Series J Convertible Preferred Stock of Digital Recorders, Inc. (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2007)

10.1	Secured Non-Convertible Revolving Note between the Company and Laurus Master Fund, Ltd.,

Exhibit No.	Document
dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.2	Security Agreement (with Schedules) between the Company and Laurus Master Fund, Ltd. dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.3	Grant of Security Interest in Patents and Trademarks (with Schedules) between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.4	Stock Pledge Agreement (with Schedules) between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.5	Registration Rights Agreement between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.6	Common Stock Purchase Warrant between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.7	Share Purchase Agreement between the Company and Transit Vehicle Technology Investments, Inc., dated March 21, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)

10.8	Stock Purchase Warrant between the Company and Transit Vehicle Technology Investments, Inc., dated March 21, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)

10.9	Registration Rights Agreement between the Company and Transit Vehicle Technology Investments, Inc., dated March 21, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)

10.10	Securities Purchase Agreement dated as of April 28, 2006, by and between Digital Recorders, Inc., TwinVision of North America, Inc., Digital Audio Corporation, and Robinson-Turney International, Inc., and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)

10.11	Secured Term Note by Digital Recorders, Inc., TwinVision of North America, Inc., Digital Audio Corporation, and Robinson-Turney International, Inc., issued to Laurus Master Fund, Ltd., in the original principal amount of $1,600,000 (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)

10.12	Common Stock Purchase Warrant dated as of April 28, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)

10.13	Amended and Restated Registration Rights Agreement dated as of April 28, 2006, by and between Digital Recorders, Inc. and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)

10.14	Share Purchase Agreement, dated as of April 30, 2007, entered into by and among Dolphin Direct Equity Partners, LP, Digital Audio Corporation and Digital Recorders, Inc. (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 2007)

10.15	Waiver and Consent, dated as of April 30, 2007, entered into by and between Digital Recorders, Inc., TwinVision of North America, Inc., Digital Audio Corporation, Robinson-Turney International, Inc. and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 2007)

Exhibit No.	Document
10.16	Form of Share Purchase Agreement, dated June 11, 2007, between Digital Recorders, Inc. and buyer of Series J Convertible Preferred Stock of Digital Recorders, Inc. with Schedule of Differences (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2007)

10.17	Form of Registration Rights Agreement, dated June 11, 2007, between Digital Recorders, Inc. and holder of Series J Convertible Preferred Stock of Digital Recorders, Inc. (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2007)

10.18	Promissory Note, dated April 30, 2007, by Dolphin Direct Equity Partners, LP issued to Digital Recorders, Inc. in the principal sum of $344,184.50 (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2007)

10.19	Executive Employment Agreement, effective July 1, 2007, by and between Mobitec GmbH and Mobitec AB and Oliver Wels (filed herewith)

10.20	Extension Agreement, dated as of April 30, 2008 by and between DRI Corporation and Digital Audio Corporation. (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 6, 2008)

31.1	Section 302 Certification of David L. Turney (filed herewith)

31.2	Section 302 Certification of Stephen P. Slay (filed herewith)

32.1	Section 906 Certification of David L. Turney (filed herewith)

32.2	Section 906 Certification of Stephen P. Slay (filed herewith)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
DRI CORPORATION

Signature:	/s/ STEPHEN P. SLAY
By:	Stephen P. Slay
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	May 15, 2008