Form 10-Q
period 2008-06-30
DRI CORP
filed 2008-08-14
CIK 853695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
Commission File Number 000-28539
DRI CORPORATION
(Exact name of Registrant as specified in its Charter)

North Carolina (State or other jurisdiction of incorporation or organization)	56-1362926 (I.R.S. Employer Identification Number)
13760 Noel Road, Suite 830
Dallas, Texas 75240
(Address of principal executive offices, Zip Code)
Registrant’s telephone number, including area code: (214) 378-8992
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐     No ☑
     Indicate the number of shares outstanding of the Registrant’s Common Stock as of July 31, 2008:

Common Stock, par value $.10 per share (Class of Common Stock)	11,448,703 Number of Shares

DRI CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
DRI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share amounts)
(Unaudited)

		December 31, 2007
	June 30, 2008	(Note 1)

ASSETS

Current Assets
Cash and cash equivalents	$1,476	$729
Trade accounts receivable, net	16,038	11,919
Current portion of note receivable	86	86
Other receivables	654	465
Inventories	11,611	9,603
Prepaids and other current assets	751	495

Total current assets	30,616	23,297

Property and equipment, net	3,458	2,890
Long-term portion of note receivable	258	258
Goodwill	11,842	11,033
Intangible assets, net	1,087	1,097
Deferred tax assets, net	10	56
Other assets	332	283

Total assets	$47,603	$38,914

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Lines of credit	$8,248	$6,043
Notes payable, net	—	500
Loans payable	817	391
Current portion of long-term debt	2	254
Current portion of foreign tax settlement	557	499
Accounts payable	8,064	6,246
Accrued expenses	5,202	3,681
Preferred stock dividends payable	22	18

Total current liabilities	22,912	17,632

Long-term debt and capital leases, long-term	18	14

Foreign tax settlement, long-term	962	1,043

Liability for uncertain tax positions	605	311

Minority interest in consolidated subsidiary	762	422

Commitments and contingencies (Notes 7 and 8)

Shareholders’ Equity
Series E Redeemable, Nonvoting, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 500 shares authorized; 80 and 85 shares issued and outstanding at June 30, 2008, and December 31, 2007, respectively; redeemable at the discretion of the Company at any time.	337	355
Series G Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 600 shares authorized; 426 and 410 shares issued and outstanding at June 30, 2008, and December 31, 2007, respectively; redeemable at the discretion of the Company after five years from date of issuance.	1,848	1,768
Series H Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 600 shares authorized; 61 and 59 shares issued and outstanding at June 30, 2008, and December 31, 2007, respectively; redeemable at the discretion of the Company after five years from date of issuance.	257	247
Series J Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 250 shares authorized; 90 shares issued and outstanding at June 30, 2008, and December 31, 2007; redeemable at the discretion of the Company at any time.	388	388
Series AAA Redeemable, Nonvoting, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 20,000 shares authorized; 166 and 172 shares issued and outstanding at June 30, 2008, and December 31, 2007, respectively; redeemable at the discretion of the Company at any time.	830	860
Common stock, $.10 par value, 25,000,000 shares authorized; 11,448,703 and 11,187,993 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively.	1,145	1,119
Additional paid-in capital	32,345	32,079
Accumulated other comprehensive income — foreign currency translation	5,698	4,570
Accumulated deficit	(20,504)	(21,894)

Total shareholders’ equity	22,344	19,492

Total liabilities, minority interest and shareholders’ equity	$47,603	$38,914

See accompanying notes to unaudited consolidated financial statements.

DRI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(In thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net sales	$19,403	$14,885	$36,428	$26,885
Cost of sales	12,651	10,352	23,644	18,675

Gross profit	6,752	4,533	12,784	8,210

Operating expenses
Selling, general and administrative	4,814	3,608	9,123	7,209
Research and development	237	363	524	695

Total operating expenses	5,051	3,971	9,647	7,904

Operating income	1,701	562	3,137	306

Other income (loss)	(114)	28	(22)	39
Foreign currency gain	1	45	164	21
Interest expense	(358)	(333)	(661)	(648)

Total other income and expense	(471)	(260)	(519)	(588)

Income (loss) from continuing operations before income tax (expense) benefit	1,230	302	2,618	(282)

Income tax (expense) benefit	(518)	57	(888)	23

Income (loss) from continuing operations before minority interest in (income) loss of consolidated subsidiary	712	359	1,730	(259)

Minority interest in (income) loss of consolidated subsidiary	(44)	(5)	(340)	20

Income (loss) from continuing operations	668	354	1,390	(239)
Loss from discontinued operations (Note 2)	—	(42)	—	(219)

Net income (loss)	668	312	1,390	(458)

Provision for preferred stock dividends	(75)	(68)	(149)	(144)

Net income (loss) applicable to common shareholders	$593	$244	$1,241	$(602)

Net income (loss) per share — basic
Continuing operations	$0.05	$0.03	$0.11	$(0.04)

Discontinued operations	$0.00	$(0.00)	$0.00	$(0.02)

Income (loss) per share applicable to common shareholders	$0.05	$0.02	$0.11	$(0.06)

Net income (loss) per share — diluted
Continuing operations	$0.05	$0.03	$0.11	$(0.04)

Discontinued operations	$0.00	$(0.00)	$0.00	$(0.02)

Income (loss) per share applicable to common shareholders	$0.05	$0.02	$0.11	$(0.06)

Weighted average number of common shares and common share equivalent outstanding
Basic	11,227,274	10,503,691	11,207,633	10,339,546

Diluted	13,053,576	11,434,320	12,979,343	10,339,546

See accompanying notes to unaudited consolidated financial statements.

DRI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 and 2007
(In thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities
Net income (loss)	$1,390	$(458)
Loss from discontinued operations	—	(219)

Income (loss) from continuing operations	1,390	(239)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Deferred income taxes	76	(191)
Liability for uncertain tax positions	239	50
Depreciation and amortization of property and equipment	476	556
Amortization of intangible assets	79	63
Amortization of deferred financing costs	127	128
Amortization of the fair value of warrants	115	131
Amortization of beneficial conversion feature	54	—
Bad debt expense	57	54
Stock issued in lieu of cash compensation	41	21
Stock-based compensation expense	46	26
Write-down of inventory for obsolescence	4	41
Loss on sale of fixed assets	2	1
Other, primarily effect of foreign currency gain	(178)	(101)
Minority interest in income (loss) of consolidated subsidiary	340	(20)
Changes in operating assets and liabilities
Increase in trade accounts receivable	(3,467)	(2,147)
Increase in other receivables	(121)	(226)
(Increase) decrease in inventories	(1,607)	440
Increase in prepaids and other current assets	(243)	(8)
Decrease in other assets	4	—
Increase (decrease) in accounts payable	1,540	(402)
Increase in accrued expenses	1,379	1,836
Decrease in foreign tax settlement	(174)	(66)

Net cash provided by (used in) continuing operations	179	(53)
Net cash used in discontinued operations	—	(68)

Net cash provided by (used in) operating activities	179	(121)

Cash flows from investing activities
Proceeds from sale of fixed assets	—	41
Purchases of property and equipment	(234)	(131)
Investments in software development	(654)	(225)
Proceeds from sale of DAC	—	1,100

Net cash (used in) provided by investing activities	(888)	785

Cash flows from financing activities
Proceeds from bank borrowings and lines of credit	41,079	33,350
Principal payments on bank borrowings and lines of credit	(39,404)	(34,678)
Issuance of common stock	3	87
Proceeds from issuance of Preferred stock, net of costs	—	411
Payments related to new debt financing	(163)	—
Payment of dividends on Preferred stock	(55)	(60)

Net cash provided by (used in) financing activities	1,460	(890)

Effect of exchange rate changes on cash and cash equivalents	(4)	37

Net increase (decrease) in cash and cash equivalents	747	(189)

Cash and cash equivalents at beginning of period	729	611

Cash and cash equivalents at end of period	$1,476	$422

See accompanying notes to unaudited consolidated financial statements.

	Six Months Ended June 30,
	2008	2007
Supplemental disclosures of non-cash investing and financing activities:

Conversion of preferred stock to common stock	$55	$800

Fair value of warrants issued in connection with sale of preferred stock	$—	$23

Note receivable in connection with sale of DAC	$—	$344

Conversion of convertible subordinated debenture	$250	$—

Amortization of convertible subordinated debenture beneficial conversion feature	$54	$—

Purchase of equipment under capital lease obligation	$21	$—

Preferred stock dividends	$90	$90

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
     Through its business units and wholly owned subsidiaries, DRI manufactures, sells, and services information technology and surveillance technology products either directly or through manufacturers’ representatives or distributors. Customers include municipalities, regional transportation districts, federal, state and local departments of transportation, and bus manufacturers. The Company markets primarily to customers located in North and South America, the Far East, the Middle East, Asia, Australia, and Europe.
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
     The year end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three and six months ended June 30, 2008, are not necessarily indicative of the results to be expected for the full fiscal year.
     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Due to the Company’s anticipation of having insufficient cash resources to make payment in full on the outstanding balance of its domestic line of credit which matured June 30, 2008, the Report of Independent Registered Public Accounting Firm included in the Company’s 2007 Annual Report on Form 10-K contained an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern. As more fully described in Note 7, pursuant to terms of a three-year asset-based lending agreement dated June 30, 2008, the Company refinanced the domestic line of credit with a new lender.
Product Warranties
     The Company provides a limited warranty for its products, generally for a period of one to three years. The Company’s standard warranties require the Company to repair or replace defective products during such warranty periods at no cost to the customer. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product sales are recognized. Factors that affect the Company’s warranty liability include such things as the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The following table summarizes product warranty activity during the six months ended June 30, 2008 and 2007.

	Six Months ended June 30,
	2008	2007
Balance at beginning of period	$491	$384
Additions charged to costs and expenses	68	252
Deductions	(116)	(96)
Foreign exchange translation loss	23	4

Balance at end of period	$466	$544

Recent Accounting Pronouncements
     On February 12, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis until 2009. The Company adopted SFAS No. 157 beginning January 1, 2008 and deferred application of the provisions of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities, primarily goodwill and intangible assets, until January 1, 2009. The adoption of SFAS No. 157 with respect to financial assets and financial liabilities did not have a significant impact on our financial statements. The Company is currently evaluating the effects, if any, that adopting SFAS No. 157 with respect to nonfinancial assets and nonfinancial liabilities, may have on our financial statements.
     In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits companies to choose to measure certain financial instruments at fair value that are not currently required to be measured at fair value. SFAS No. 159 was effective for the Company on January 1, 2008. The Company has elected not to measure eligible financial assets and liabilities at fair value. Accordingly, the adoption of SFAS No. 159 did not have a significant impact on our financial statements.
     In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” which replaces SFAS No. 141. SFAS No. 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but FAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. SFAS No. 141(R) requires companies to recognize, with certain exception, 100% of the fair value of the assets acquired, liabilities assumed and non-controlling interest in acquisitions of less than 100% controlling interest when the acquisition constitutes a change in control; measure acquirer shares issued as consideration for a business combination at fair value on the date of the acquisition; recognize contingent consideration arrangements at their acquisition date fair value, with subsequent change in fair value generally reflected in earnings; recognition of reacquisition loss and gain contingencies at their acquisition date fair value; and expense, as incurred, acquisition related transaction costs. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008. Early adoption is not allowed. We are currently evaluating the effects, if any, that SFAS No. 141(R) may have on our financial statements.
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
     In April 2008, the FASB issued FSP No. 142-3 “Determination of the Useful Life of Intangible Assets.” FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets”. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the effects, if any, that FSP No. 142-3 may have on our financial statements.
     In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We are currently evaluating the effects, if any, that SFAS No. 162 may have on our financial statements.

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
     On April 30, 2008, the Company entered into an Extension Agreement with DAC which delayed the first principal payment of $86,000 due under the Promissory Note on April 30, 2008, until July 30, 2008. We received the first principal payment in full in July 2008.
     The Promissory Note is reflected in the accompanying consolidated balance sheet as a note receivable. Additionally, pursuant to terms of the Purchase Agreement, the Company retained the exclusive right to purchase DAC’s products for resale in the United States for the two year period following the Closing Date. No gain or loss was recorded by the Company on this transaction.
     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, this segment of the business is reported as discontinued operations and, accordingly, income and losses from discontinued operations have been reported separately from continuing operations. Amounts reported in prior periods have been retroactively adjusted in the accompanying consolidated statements of operations to remove them from their historical classifications to conform to this presentation. Net sales and loss before income tax expense from discontinued operations for the three and six months ended June 30, 2007 was as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2007	2007
	(In thousands)	(In thousands)
Net sales	$72	$239

Loss before income tax expense	(42)	(219)
(3) GOODWILL AND OTHER INTANGIBLE ASSETS
     The change in goodwill from December 31, 2007 to June 30, 2008 of $809,000 is due to foreign exchange rate fluctuation.
(4) INVENTORIES

	June 30,	December 31,
	2008	2007
	(In thousands)

Raw materials and system components	$7,709	$6,496
Work in process	429	176
Finished goods	3,473	2,931

Total inventories	$11,611	$9,603

(5) PROPERTY AND EQUIPMENT

	Estimated
	Depreciable	June 30,	December 31,
	Lives (years)	2008	2007
		(In thousands)

Leasehold improvements	5 — 9	$278	$278
Automobiles	5	13	16
Computer and telecommunications equipment	3	948	857
Software	3 — 5	4,786	4,434
Test equipment	3 — 5	126	123
Furniture and fixtures	3 — 7	3,032	2,730
Software projects in progress		1,236	668

		10,419	9,106
Less accumulated depreciation and amortization		6,961	6,216

Total property and equipment, net		$3,458	$2,890

(6) ACCRUED EXPENSES

	June 30,	December 31,
	2008	2007
	(In thousands)

Salaries, commissions, and benefits	$1,870	$1,429
Taxes — payroll, sales, income, and other	1,359	1,020
Warranties	466	491
Current portion of capital leases	29	23
Interest payable	247	172
Deferred revenue	842	303
Other	389	243

Total accrued expenses	$5,202	$3,681

(7) LINES OF CREDIT, NOTES PAYABLE AND LOANS PAYABLE
     (a) Domestic line of credit and loan payable
     On June 30, 2008, our wholly-owned subsidiaries Digital Recorders, Inc. and TwinVision of North America, Inc. (collectively, the “Borrowers”) entered into a three-year, asset-based lending agreement (the “PNC Agreement”) with PNC Bank, National Association (“PNC”) to replace an existing lending agreement (the “Laurus Agreement”) with Laurus Master Fund, Ltd. (“Laurus”) which matured on June 30, 2008. DRI has agreed to guarantee the obligations of the Borrowers under the PNC Agreement. The PNC Agreement provides up to $8.0 million in borrowings under a revolving credit facility and is secured by substantially all tangible and intangible U.S. assets of the Company. Borrowing availability under the PNC Agreement is based upon an advance rate equal to 85% of eligible accounts receivable of the Borrowers plus 85% of the appraised net orderly liquidation value of inventory of the Borrowers, limited to $750,000. The PNC Agreement provides for one of two possible interest rates on borrowings: (1) an interest rate based on the rate (the “Eurodollar Rate”) at which U.S. dollar deposits are offered by leading banks in the London interbank deposit market (a “Eurodollar Rate Loan”) or (2) interest at a rate (the “Domestic Rate”) based on either (a) the base commercial lending rate of PNC, or (b) the open rate for federal funds transactions among members of the Federal Reserve System, as determined by PNC (a “Domestic Rate Loan”). The actual annual interest rate for borrowings under the PNC Agreement is (a) the Eurodollar Rate plus 3.25% for a Eurodollar Rate Loan and (b) the Domestic Rate plus 1.75% for Domestic Rate Loans. Interest is calculated on the principal amount of borrowings outstanding, subject to a minimum principal amount of $3.5 million. The PNC Agreement contains certain covenants and provisions that affect us and the Borrowers, including covenants and provisions, starting as of September 30, 2008, that (i) require that we and the Borrowers maintain a fixed charge coverage ratio of not less than 1.25 to 1.0, as of the end of each fiscal quarter, for the twelve-month period then ending; (ii) require that we and the Borrowers maintain certain leverage ratios stated in the PNC Agreement, as of the end of each fiscal quarter, for the twelve-month period then ending; (iii) require that we maintain a minimum EBITDA of at least $5.0 million, as of the end of each fiscal quarter for the twelve-month period then ending; and (iv) require that we and the Borrowers maintain a borrowing availability of at least $500,000 at all times. If all outstanding obligations under the PNC

Agreement are paid before the end of the three-year term, the Borrowers will be obligated to pay an early termination fee up to $160,000, depending on the time the early termination occurs.
     On June 30, 2008, the Borrowers entered into a loan agreement (the “BHC Agreement”) with BHC Interim Funding III, L.P. (“BHC”), pursuant to which the Borrowers obtained a $5.0 million term loan (the “Term Loan”) that matures June 30, 2011. DRI agreed to guarantee the Borrowers’ obligations under the Loan Agreement. The Term Loan bears interest at an annual rate of 12.75% and is secured by substantially all tangible and intangible assets of the Company. Additionally, the Term Loan is secured by a pledge of all outstanding common stock of the Borrowers and Robinson Turney International, Inc., a wholly owned subsidiary of DRI, a pledge of 65% of the outstanding common stock of all foreign subsidiaries other than Mobitec Pty Ltd., and a pledge of 100% of the common stock issued by Mobitec Brazil Ltda. to DRI. The BHC Agreement contains certain covenants and provisions that affect us and the Borrowers, including covenants and provisions, starting September 30, 2008, that (1) prohibit us and our subsidiaries from incurring or maintaining indebtedness in excess of $19.0 million, which includes a prohibition on the subsidiaries of our foreign subsidiaries from incurring or maintaining indebtedness in excess of $6.0 million, subject to certain exceptions, (2) require that we and the Borrowers maintain a fixed charge coverage ratio of not less than 1.10 to 1.0, as of the end of each fiscal quarter, for the twelve-month period then ending, (3) require that we and the Borrowers maintain a net worth of at least $14.0 million, (4) require that we and the Borrowers maintain certain leverage ratios stated in the BHC Agreement, as of the end of each fiscal quarter, for the twelve-month period then ending, (5) prohibit us or any subsidiary from making capital expenditures, as defined in the Loan Agreement, that exceed an aggregate of $250,000 per fiscal year, and (6) require that we maintain a minimum EDITDA of at least $5.0 million, as of the end of each fiscal quarter for the twelve-month period then ending. If the outstanding principal amount of the Term Loan is paid prior to the maturity date, the Borrowers will be subject to a termination fee up to $735,000, depending on the date of repayment.
     Although the PNC Agreement and BHC Agreement were dated June 30, 2008, initial borrowings under these agreements did not occur until July 1, 2008. As a result, all principal and interest obligations due to Laurus under the Laurus Agreement were paid on July 1, 2008 and the accompanying consolidated balance sheet as of June 30, 2008 reflects amounts due to Laurus as of that date and does not reflect any obligations for borrowings under the PNC Agreement or BHC Agreement which occurred on July 1, 2008. In addition to retiring all obligations due under the Laurus Agreement, borrowings under the revolving credit facility of the PNC Agreement and the Term Loan will be used to fund working capital needs of the Company.
     The Company estimates it will incur aggregate expenses of approximately $1.1 million directly attributable to executing the PNC Agreement and BHC Agreement. These direct expenses will be recorded as deferred financing costs on the Company’s consolidated balance sheet and will be amortized over the three-year term of the PNC Agreement and BHC Agreement beginning in the third quarter of 2008. A portion of the deferred financing costs incurred as of June 30, 2008 totaling $295,000 is included in other assets in the accompanying consolidated balance sheet as of June 30, 2008.
     In connection with the BHC Agreement, we issued BHC a warrant to purchase up to 350,000 shares of our common stock (the “Warrant”) at an exercise price of $2.99 per share. The Warrant has a term of exercise expiring on June 30, 2013. The number of shares issuable and the exercise price of the Warrant are subject to adjustment in the case of a reorganization, reclassification, liquidation and/or dilutive issuance of our common stock (or common stock equivalents). In the event of a dilutive issuance of common stock or common stock equivalents, the exercise price of the Warrant will be adjusted by a weighted-average amount based on the sales price of the dilutive issuance. The Warrant also provides BHC with the right to demand that the shares of common stock issuable upon exercise of the Warrant (the “Warrant Shares”) be registered under the Securities Act of 1933, as amended (the “Securities Act”). BHC’s registration rights also include registration of the Warrant Shares on any other registration statement we intend to file, with certain exceptions. The fair value allocated to the Warrant of $333,000, calculated using the Black-Scholes model, will be amortized over the three-year term of the BHC Agreement beginning in the third quarter of 2008.
b) International lines of credit and loans payable
     Effective on June 30, 2008, Mobitec AB, the Company’s wholly owned Swedish subsidiary, amended its existing credit agreements with Svenska Handelsbanken AB (“Handelsbanken”), a Swedish bank, to: (1) increase borrowing capacity of the credit facilities under these agreements from 16 million krona (US$2.7 million) to 24 million krona (US$4.0 million) and (2) increase the basis on which borrowings are made under these credit agreements to a maximum of 90% of total invoiced sales of Mobitec AB. At June 30, 2008, borrowings due and outstanding under these credit facilities totaled US$2.3 million and are reflected as lines of credit in the accompanying consolidated balance sheet. These credit agreements renew annually on a calendar-year basis. Additionally, effective on June 30, 2008, Mobitec AB amended its existing loan agreement with Handelsbanken with an original principal balance of 3.0 million krona (US$502,000) to extend the maturity date from September 30, 2008 to June 30, 2009. At June 30, 2008, the loan had a balance of 1.5 million krona (US$251,000) due and outstanding and is reflected as a loan payable in the accompanying consolidated balance sheet.
     Effective on June 30, 2008, Mobitec AB entered into an agreement with Handelsbanken under which Handelsbanken will provide an additional term loan (the “Mobitec Loan”) of 4.5 million krona (US$753,000) at the same interest rate as the existing 1.5 million krona loan. The Mobitec Loan has a 3-year term with principal to be paid in equal quarterly installments. Borrowings under the Mobitec Loan did not occur until July 3, 2008. Therefore, no obligations under this Mobitec Loan are reflected in the accompanying consolidated balance sheet as of June 30, 2008.
     Effective on June 30, 2008, Mobitec GmbH, the Company’s wholly owned subsidiary in Germany, amended its agreement with Handelsbanken to increase borrowing capacity of the credit facility under the agreement from 512,000 Euro (US$809,000) to 912,000 Euro (US$1.4 million). At June 30, 2008, borrowings due and outstanding under this credit facility totaled $793,000 and are reflected as lines of credit in the accompanying consolidated balance sheet. The agreement under which this line of credit is extended has an open-ended term.
     At June 30, 2008, Mobitec Brazil Ltda, the Company’s 50% owned subsidiary in Brazil, has outstanding borrowings from two banks in Brazil of $566,000. The borrowings are secured by accounts receivable on certain export sales by Mobitec Brazil Ltda, bear interest at rates ranging from 6.7% to 8.5%, and have a term of 180 days. These borrowings are included in loans payable on the accompanying consolidated balance sheet.
     Lines of credit consist of the following:

	June 30,	December 31,
	2008	2007
	(In thousands)

Line of credit with Laurus Master Fund dated March 16, 2006; payable in full June 30, 2008; secured by all tangible and intangible U.S. assets of the Company; bears average interest rate of 8.13% and 9.80% in 2008 and 2007, respectively.	$5,184	$3,796

Line of credit with Swedish bank dated December 31, 2007, expires on December 31, 2008; secured by certain assets of the Swedish subsidiary, Mobitec AB; bears average interest rate of 6.20% and 4.92% in 2008 and 2007, respectively.	993	1,057

Line of credit with Swedish bank dated December 31, 2007; expires on December 31, 2008; secured by accounts receivable of the Swedish subsidiary, Mobitec AB; bears average interest rate of 6.58% and 5.36% in 2008 and 2007, respectively.	1,278	1,087

Line of credit with German bank dated June 23, 2004; open-ended term; secured by accounts receivable and inventory of the German subsidiary, Mobitec GmbH; bears average interest rate of 5.50% and 5.30% in 2008 and 2007, respectively.	793	103

Total lines of credit	$8,248	$6,043

(8) LONG-TERM DEBT
     In connection with the execution of the PNC Agreement and the BHC Agreement, we entered into an agreement on June 30, 2008 with John D. Higgins, a director of the Company (the “Conversion Agreement”), with respect to the 8% convertible debenture held by Mr. Higgins with an outstanding principal balance of $250,000 and which was payable in full on August 26, 2009 (the “Debenture”). Under the terms of the Conversion Agreement, we agreed to adjust the conversion price of the Debenture from $1.21 to $1.10 and Mr. Higgins agreed to convert the Debenture into an aggregate of 227,273 shares of our Common Stock (the “Conversion Shares”) at the adjusted conversion price on June 30, 2008. The decrease in conversion price resulted in a beneficial conversion feature of the Debenture valued at $54,000. As the Debenture was converted on June 30, 2008, the full value of the beneficial conversion feature was amortized and recorded as interest expense on that date.
     Long-term debt consists of the following:

	June 30,	December 31,
	2008	2007
	(In thousands)

Convertible debenture to a director dated August 26, 2002, converted on June 30, 2008	$—	$250

Other long-term debt	2	4

Total long-term debt	2	254
Less current portion	2	254

	—	—

Long-term portion of capital leases	18	14

Total long-term debt and capital leases, less current portion	$18	$14

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
     As of June 30, 2008, we had outstanding 166 shares of Series AAA Preferred, 80 shares of Series E Preferred, 426 shares of Series G Preferred, 61 shares of Series H Preferred, and 90 shares of Series J Preferred. There are no shares of Series D, Series F, or Series I Preferred outstanding.
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

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands, except share amounts)
Net income (loss) applicable to common shareholders	$593	$244	$1,241	$(602)
Effect of dilutive securities on net income (loss):
Convertible debt	5	5	10	—
Convertible preferred stock	64	2	128	—

Net income (loss) applicable to common shareholders, assuming conversions	$662	$251	$1,379	$(602)

Weighted average shares oustanding — Basic	11,227,274	10,503,691	11,207,633	10,339,546
Effect of dilutive securities on shares outstanding:
Options	64,492	15,366	48,256	—
Warrants	94,151	481,148	50,931	—
Convertible debt	224,775	206,612	226,024	—
Convertible preferred stock	1,442,884	227,503	1,446,499	—

Weighted average shares outstanding — Diluted	13,053,576	11,434,320	12,979,343	10,339,546

     The calculation of weighted average shares outstanding excludes 1,408,060 and 1,585,589 stock options and warrants for the three months ended June 30, 2008 and 2007, respectively, and 1,630,110 stock options and warrants for the six months ending June 30, 2008, because these securities would not have been dilutive for these periods due to the fact that the exercise prices were greater than the average market price of our Common Stock for these periods. The calculation of weighted average shares outstanding excludes preferred stock convertible into 150,909 shares of common stock for the three and six months ended June 30, 2008, and preferred stock convertible into 1,411,577 shares of common stock for the three months ended June 30, 2007, because they are anti-dilutive. The calculation of weighted average shares outstanding for the diluted calculation excludes potentially dilutive securities aggregating 3,950,631 for the six months ended June 30, 2007, since, due to the net loss in that period, such securities would have been anti-dilutive.
(11) COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) for the three and six months ended June 30, 2008 and 2007 consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
	(In thousands)		(In thousands)
Net income (loss)	$668	$312	$1,390	$(458)
Foreign currency translation adjustment	124	367	1,128	164

Total comprehensive income (loss)	$792	$679	$2,518	$(294)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
	(In thousands)		(In thousands)

Net sales — continuing operations
North America	$7,997	$8,377	$14,755	$14,371
Europe	5,908	3,320	11,059	6,941
Asia-Pacific	2,313	1,068	4,687	2,116
Middle East	377	669	602	967
South America	2,808	1,451	5,325	2,490

	$19,403	$14,885	$36,428	$26,885

	June 30,
	2008 (Unaudited)	December 31, 2007
	(In thousands)

Long-lived assets — continuing operations
North America	$1,759	$1,345
Europe	1,704	1,538
Asia-Pacific	46	44
South America	281	246

	$3,790	$3,173

(13) INCOME TAXES
     As a result of its net operating loss carryforwards, the Company has significant deferred tax assets. SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), requires a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The Company’s total deferred tax assets as of June 30, 2008, are $7.1 million and its deferred tax valuation allowance is $7.0 million. In addition, as a result of its equity transactions during 2004, the Company has determined its ability to use its net operating loss carryforwards and related tax benefits in any single year is limited under the Internal Revenue Code.
     As a result of intercompany sales that give rise to uncertain tax positions related to transfer pricing, during the three and six months ended June 30, 2008, the Company recorded additions to its liability for unrecognized tax benefits of $134,000 and $239,000, respectively. These additions, if recognized, would affect the effective tax rate.
     The Company’s effective tax expense rate of 33.9% for the six months ended June 30, 2008, differs from the expected statutory tax expense rate of 34% primarily due to lower overall tax rates on income in foreign tax jurisdictions offset partially by an increase in the provision for uncertain tax positions. The Company’s effective tax (benefit) rate of (8.2)% for the six months ended June 30, 2007, differs from the expected statutory tax (benefit) rate of (35)% primarily due to higher rates on earnings of foreign operations offset by a reduction of the valuation allowance on deferred tax assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT ARE IN ITEM 1 OF THIS DOCUMENT AND THE 2007 ANNUAL REPORT ON FORM 10-K.
Business — General
     Through its business units and wholly owned subsidiaries, DRI designs, manufactures, sells, and services information technology products either directly or through manufacturers’ representatives or distributors. DRI produces passenger information communication products under the Talking Bus ®, TwinVision ®, VacTell™ and Mobitec ® brand names, which are sold to transportation vehicle equipment customers worldwide.
     DRI’s customers generally fall into one of two broad categories: end-user customers or original equipment manufacturers (“OEM”). DRI’s end-user customers include municipalities, regional transportation districts, state and local departments of transportation, transit agencies, public, private, or commercial operators of bus and van vehicles, and rental car agencies. DRI’s OEM customers are the manufacturers of transportation rail, bus and van-like vehicles. The relative percentage of sales to end-user customers compared to OEM customers varies widely from quarter-to-quarter and year-to-year, and within products and product lines comprising DRI’s mix of total sales in any given period.

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
     The Company believes there were no significant changes during the six month period ended June 30, 2008 to the items disclosed as critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2007 Annual Report.
Results of Operations
     Management reviews a number of key indicators to evaluate the Company’s financial performance, including net sales, gross profit and selling, general and administrative expenses. The following table sets forth the percentage of our revenues represented by certain items included in our Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.2	69.5	64.9	69.5

Gross profit	34.8	30.5	35.1	30.5

Operating expenses:
Selling, general and administrative	24.8	24.4	25.0	26.8
Research and development	1.2	2.4	1.4	2.6

Total operating expenses	26.0	26.8	26.4	29.4

Operating income	8.8	3.7	8.7	1.1
Other income and expense	(2.4)	(1.7)	(1.4)	(2.2)

Income (loss) from continuing operations before income tax (expense) benefit	6.4	2.0	7.3	(1.1)
Income tax (expense) benefit	(2.7)	0.4	(2.4)	0.1

Income (loss) from continuing operations before minority interest in (income) loss of consolidated subsidiary	3.7	2.4	4.9	(1.0)
Minority interest in (income) loss of consolidated subsidiary	(0.2)	(0.03)	(0.9)	0.1

Income (loss) from continuing operations	3.5	2.4	4.0	(0.9)
Loss from discontinued operations	—	(0.3)	—	(0.8)

Net income (loss)	3.5%	2.1%	4.0%	(1.7)%

COMPARISON OF OUR RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007
     Net Sales and Gross Profit. Our net sales for the three months ended June 30, 2008, increased $4.5 million or 30.3%, from $14.9 million for the three months ended June 30, 2007, to $19.4 million for the three months ended June 30, 2008. The increase resulted from higher sales by our foreign subsidiaries of $5.1 million offset by a decrease in U.S. domestic sales of $562,000.
     The increase in international sales resulted from new sales generated in India by our new joint venture in that market which began operations in the fourth quarter of 2007, and higher sales in several other established markets in Europe, South America and Asia Pacific that were partially offset by lower sales in the Middle East market. The increase in international sales is inclusive of an increase due to foreign currency fluctuations for the period ended June 30, 2008 of approximately $1.5 million. DRI does not use currency hedging tools. Each of our foreign subsidiaries primarily conducts business in their respective functional currencies thereby reducing the impact of foreign currency transaction differences. If the U.S. dollar strengthens compared to the foreign currencies converted, it is possible the total sales reported in U.S. dollars could decline.
     The decrease in U.S. sales for the quarter ended June 30, 2008 as compared to the quarter ended June 30, 2007 resulted primarily from a decrease in sales to OEM customers. Sales to OEM customers tend to be cyclical in nature and the timing of receipt of orders from OEM customers, as well as customer-directed rescheduling of deliveries on existing orders, can result in variations in sales from period to period. Though U.S. sales decreased in the second quarter of 2008 compared to the second quarter of 2007, we believe the favorable sales trends we have seen in recent periods will continue as we believe increased transit funding under the Safe, Accountable, Flexible, Efficient, Transportation Equity Act — A Legacy for Users (“SAFETEA-LU”) and the favorable influence of high fuel prices on transit ridership have had a favorable impact on our business. We believe SAFETEA-LU’s record-high funding increases for transit, in addition to higher fuel prices, have significantly contributed to an upturn in the U.S. market for most of our products.
     Our gross profit for the three months ended June 30, 2008 of $6.7 million, increased $2.2 million, or 49.0%, from $4.5 million for the three months ended June 30, 2007. As a percentage of sales, our gross profit was 34.8% of our net sales for the three months ended June 30, 2008 as compared to 30.5% for the three months ended June 30, 2007. The increase in gross profit was attributed to an increase in foreign gross profits of $2.3 million and a decrease in U.S. domestic gross profits of $115,000.
     The U.S. gross profit as a percentage of sales for the three months ended June 30, 2008 was 35.0% as compared to 34.0% for the three months ended June 30, 2007. Though overall U.S. sales decreased in the second quarter of 2008 compared to the second quarter of 2007, sales of engineered systems increased. Sales of engineered systems and related products yield higher margins than other products sold by the Company and are the primary reason the gross profit percentage increased in the second quarter of 2008 as compared to gross profit percentage for the second quarter of 2007.
     The international gross profit as a percentage of sales for the three months ended June 30, 2008 was 34.6% as compared to 26.0% for the three months ended June 30, 2007. In the third quarter of 2007, the Company was able to enter into new purchasing agreements with several major suppliers with more favorable pricing of component parts purchased by the Company. The lower pricing of component parts resulted in lower cost of sales in the second quarter of 2008. Additionally, reduced software amortization expense included in cost of sales contributed to the increase in gross profit in the second quarter of 2008. These reductions in cost of sales were partially offset by increased shipping costs, primarily due to shipments for sales in India, higher production costs in Brazil, as some production was outsourced to third-parties to help meet the increased sales demand in that market, and higher sales commissions in the second quarter of 2008.
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
     Selling, General and Administrative. Our selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2008, of $4.8 million, increased $1.2 million, or 33.4%, from $3.6 million for the three months ended June 30, 2007. This increase is inclusive of an increase due to foreign currency exchange fluctuation of $382,000. As a percentage of our net sales, these expenses were 24.8% for the three months ended June 30, 2008, and 24.4% for the three months ended June 30, 2007. The increase in SG&A expenses is primarily due to (1) increased salaries, wages and benefits due to an increase in personnel and salary and wage increases for current employees as well as an increase in accruals for estimated incentive compensation for fiscal year 2008, (2) increased marketing and business development costs, including increased trade show participation, as the Company strives to market the Company on a global basis, (3) increased travel costs resulting from our increased marketing and business development efforts as well as overall cost increases for travel activity and (4) increased consulting fees resulting primarily from the engagement of an investment banking firm in the third quarter of 2007 to assist the Company with its strategic financial planning. Additionally, our joint venture in India began operations in the fourth quarter of 2007 and additional SG&A expenses are now being incurred in support of that operation. Management believes that, as sales increase, these expenses will decrease as a percentage of sales. However, in terms of absolute dollars, SG&A expenses may increase in future periods due to expansion into other geographic areas, the introduction of new products and services, and the effects of foreign currency exchange fluctuations.
     Research and Development Expenses. Our research and development expenses of $237,000 for the three months ended June 30, 2008, represented a decrease of $126,000, or 34.7%, from $363,000 for the three months ended June 30, 2007. This category of expense includes internal engineering personnel and outside engineering expense for software and hardware development, sustaining product engineering, and new product development. During the three months ended June 30, 2008, salaries and related costs of certain engineering personnel who were used in the development of software met the capitalization criteria of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” The total amount of personnel and other expense capitalized in the three months ended June 30, 2008, of $399,000, increased $272,000, from $127,000 for the three months ended June 30, 2007. In aggregate, research and development expenditures for the three months ended June 30, 2008 were $636,000 as compared to $490,000 for the three months ended June 30, 2007. This increase is attributable to the Company’s continued efforts to pursue technological enhancements to existing products and to develop new, technologically advanced products that will meet our customers’ needs. Product development based upon advanced technologies is one of the primary means by which management believes DRI differentiates itself from its competitors.
     Operating Income. The net change in our operating income for the three months ended June 30, 2008, was an increase of $1.1 million from net operating income of $562,000 for the three months ended June 30, 2007, to net operating income of $1.7 million for the three months ended June 30, 2008. The increase in operating income is due to higher sales and gross profit and lower research and development costs offset by higher SG&A expenses as previously described.
     Other Income (Loss), Foreign Currency Gain, and Interest Expense. Other income and interest expense increased $211,000 from $260,000 for the three months ended June 30, 2007 to $471,000 for the three months ended June 30, 2008, due to a decrease of $142,000 in other income, a decrease of $44,000 in foreign currency gain, and an increase of $25,000 in interest expense. In the second quarter of 2008, interest expense of $54,000 was recorded to amortize the fair value of a beneficial conversion feature of a debenture that was converted to Common Stock. Additionally, interest expense increased due to increased borrowings and higher interest rates on debt of our international subsidiaries. These increases in interest expense were partially offset by decreased borrowings and lower interest rates on our domestic debt.
     Income Tax Expense. Net income tax expense was $518,000 for the three months ended June 30, 2008, compared to net income tax benefit of $57,000 for the three months ended June 30, 2007. The tax expense reported for the three months ended June 30, 2008, is based on our projected annual effective tax rate for fiscal year 2008 and also includes expense recorded to increase the provision for uncertain tax positions in foreign jurisdictions. Our projected annual effective tax rate is sensitive to variations in the estimated and actual level of annual pre-tax income, variations in the tax jurisdictions in which the pre-tax income is recognized, and various discrete income tax expenses that may need to be recorded from time to time. As these variations occur, the effective tax rate and the resulting income tax expense recorded can vary significantly from period to period. The Company’s income tax expense for the three months ended June 30, 2008 is primarily driven by income taxes due in foreign tax jurisdictions. The Company’s income tax benefit of $57,000 for the three months ended June 30, 2007, is comprised of tax benefits arising from domestic tax jurisdictions partially offset by tax expense arising from foreign tax jurisdictions.
     Discontinued Operations. On April 30, 2007, we divested DAC, an operating segment which is reflected as discontinued operations in the accompanying consolidated financial statements. Income and losses from discontinued operations have been reported separately from continuing operations. Amounts reported in prior periods have been retroactively adjusted in the accompanying consolidated statements of operations to remove them from their historical classifications to conform to this presentation. Since the divestiture of DAC occurred on April 30, 2007, there is no income (loss) from discontinued operations reported for the second quarter of 2008, whereas one month’s results of operations are reported for the second quarter of 2007.
     Net Income Applicable to Common Shareholders. The net change in net income applicable to common shareholders for the three months ended June 30, 2008, was an increase of $349,000 from net income of $244,000 for the three months ended June 30, 2007, to net income of $593,000 for the three months ended June 30, 2008.

COMPARISON OF OUR RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
     Net Sales and Gross Profit. For the six months ended June 30, 2008, sales increased $9.5 million, or 35.5%, from $26.9 million for the six months ended June 30, 2007, to $36.4 million for the six months ended June 30, 2008. The increase resulted from higher U.S. domestic sales of $418,000 and higher sales from our foreign subsidiaries of $9.1 million. The increase in international sales resulted from higher sales in several established markets in Europe, South America and Asia Pacific, which includes new sales generated by our new joint venture in India which began operations in the fourth quarter of 2007. The increases in these markets were partially offset by lower sales in the Middle East market. The increase in international sales is inclusive of an increase due to foreign currency fluctuations for the period ended June 30, 2008 of approximately $2.7 million.
     The increase in U.S. sales for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007, occurred primarily in the first quarter and was partially offset by a sales decrease in the second quarter. Overall, the increase in sales was a result of higher OEM sales, with substantially all of the sales increase coming on the engineered systems side of the business. The increase in sales in 2008 continues a trend we have seen in recent periods which we believe is due in substantial part to the favorable impact of transit funding under the Safe, Accountable, Flexible, Efficient, Transportation Equity Act — A Legacy for Users (“SAFETEA-LU”) and the favorable influence of high fuel prices on transit ridership. We believe the enactment of SAFETEA-LU and the record-high funding increases for transit, in addition to higher fuel prices, have led to an upturn in the U.S. market for most of our products.
     Our gross profit for the six months ended June 30, 2008, of $12.8 million increased $4.6 million, or 55.7%, from $8.2 million for the six months ended June 30, 2007. As a percentage of sales, our gross profit was 35.1% of our net sales for the six months ended June 30, 2008, as compared to 30.5% for the six months ended June 30, 2007. The increase in gross profit was attributed to an increase in foreign gross profits of $3.9 million and an increase in U.S. domestic gross profits of $666,000.
     The U.S. gross profit as a percentage of sales for the six months ended June 30, 2008, was 36.8% as compared to 33.1% for the six months ended June 30, 2007. Substantially all of the increase in sales in the U.S. in the first six months of 2008 resulted from increased sales of engineered systems and related products, which yield higher margins than other products sold by the Company. As part of a workforce reduction implemented by the Company in the U.S. in the second quarter of 2007, direct production labor was reduced, resulting in a reduction of labor absorption costs in the first six months of 2008 as compared to the same period in 2007. Additionally, a reduction of warranty expense included in cost of sales also contributed to higher gross profit in the first six months of 2008 as compared to the first six months of 2007. The decrease in warranty expense resulted primarily from warranty part returns and from the Company reversing warranty reserves previously recorded when a customer determined warranty work previously anticipated was no longer required.
     The international gross profit as a percentage of sales for the six months ended June 30, 2008, was 34.0% as compared to 27.8% for the six months ended June 30, 2007. In the third quarter of 2007, the Company was able to enter into new purchasing agreements with several major suppliers with more favorable pricing of component parts purchased by the Company. The lower pricing of component parts resulted in lower cost of sales in the first six months of 2008. Additionally, reduced software amortization expense included in cost of sales contributed to the increase in gross profit in the first six months of 2008. These reductions in cost of sales were partially offset by increased shipping costs, primarily due to shipments for sales in India, higher production costs in Brazil, as some production was outsourced to third-parties to help meet the increased sales demand in that market, and higher sales commissions in the first six months of 2008.
     Selling, General and Administrative. Our selling, general and administrative expenses for the six months ended June 30, 2008, of $9.1 million, increased $1.9 million or 26.6%, from $7.2 million for the six months ended June 30, 2007. This increase is inclusive of an increase due to foreign currency exchange fluctuation of $673,000. As a percentage of our net sales, these expenses were 25.0% for the six months ended June 30, 2008, and 26.8% for the six months ended June 30, 2007. The increase in SG&A expenses is primarily due to (1) increased salaries, wages and benefits due to an increase in personnel and salary and wage increases for current employees as well as an increase in accruals for estimated incentive compensation for fiscal year 2008, (2) increased marketing and business development costs, including increased trade show participation, as the Company strives to market the Company on a global basis, (3) increased travel costs resulting from our increased marketing and business development efforts as well as overall cost increases for travel activity, (4) increased audit and tax fees related to the audit of our 2007 year-end financial statements and (5) increased consulting fees resulting primarily from the engagement of an investment banking firm in the third quarter of 2007 to assist the Company with its strategic financial planning. Additionally, our joint venture in India began operations in the fourth quarter of 2007 and additional SG&A expenses are now being incurred in support of that operation.

     Research and Development Expenses. Our research and development expenses of $524,000 for the six months ended June 30, 2008, represented a decrease of $171,000, or 25.0%, from $695,000 for the six months ended June 30, 2007. This category of expense includes internal engineering personnel and outside engineering expense for software and hardware development, sustaining product engineering, and new product development. During the six months ended June 30, 2008, salaries and related costs of certain engineering personnel who were used in the development of software met the capitalization criteria of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” The total amount of personnel and other expense capitalized in the six months ended June 30, 2008, was $654,000 as compared to $225,000 for the six months ended June 30, 2007. In aggregate, research and development expenditures for the six months ended June 30, 2008 were $1.2 million as compared to $920,000 for the six months ended June 30, 2007. This increase is attributable to the Company’s continued efforts to pursue technological enhancements to existing products and to develop new, technologically advanced products that will meet our customers’ needs. Product development based upon advanced technologies is one of the primary means by which management believes DRI differentiates itself from its competitors.
     Operating Income. Our operating income for the six months ended June 30, 2008, increased $2.8 million from $306,000 for the six months ended June 30, 2007, to $3.1 million for the six months ended June 30, 2008. The increase in operating income is due to higher sales and gross profit and lower research and development costs offset by higher SG&A expenses as previously described.
     Other Income, Foreign Currency Gain, and Interest Expense. Other income and expense decreased $69,000 from $588,000 for the six months ended June 30, 2007, to $519,000 for the six months ended June 30, 2008, due to a decrease of $61,000 in other income, an increase of $143,000 in foreign currency gain, and an increase of $13,000 in interest expense. In the first six months of 2008, interest expense of $54,000 was recorded to amortize the fair value of a beneficial conversion feature of a debenture that was converted to Common Stock. Additionally, interest expense increased due to increased borrowings and higher interest rates on debt of our international subsidiaries. These increases in interest expense were partially offset by decreased borrowings and lower interest rates on our domestic debt.
     Income Tax Benefit (Expense). The Company’s income tax expense of $888,000 for the six months ended June 30, 2008 is primarily driven by income taxes due in foreign tax jurisdictions. The Company’s effective tax expense rate of 33.9% for the six months ended June 30, 2008, differs from the expected statutory tax expense rate of 34% primarily due to lower overall tax rates on income in foreign tax jurisdictions offset partially by an increase in the provision for uncertain tax positions. The Company’s effective tax (benefit) rate of (8.2)% for the six months ended June 30, 2007, differs from the expected statutory tax (benefit) rate of (35)% primarily due to higher rates on earnings of foreign operations offset by a reduction of the valuation allowance on deferred tax assets.
     Discontinued Operations. On April 30, 2007, we divested DAC, an operating segment which is reflected as discontinued operations in the accompanying consolidated financial statements. Income and losses from discontinued operations have been reported separately from continuing operations. Amounts reported in prior periods have been retroactively adjusted in the accompanying consolidated statements of operations to remove them from their historical classifications to conform to this presentation. Since the divestiture of DAC occurred on April 30, 2007, there is no income (loss) from discontinued operations reported for the first six months of 2008, whereas four months’ results of operations are reported for the first six months of 2007.
     Net Income (Loss) Applicable to Common Shareholders. The net change in our net income (loss) applicable to common shareholders for the six months ended June 30, 2008 was an increase of $1.8 million from a net loss of $602,000 for the six months ended June 30, 2007, to net income of $1.2 million for the six months ended June 30, 2008.
Industry and Market Overview
     The Safe, Accountable, Flexible, Efficient, Transportation Equity Act — A Legacy for Users (“SAFETEA-LU”) is the primary program funding the U.S. public surface transit market at the federal level. SAFETEA-LU promotes the development of modern, expanded, intermodal public transit systems nationwide and also designates a wide range of tools, services, and programs intended to increase the capacity of the nation’s mobility systems. Enacted in August 2005, SAFETEA-LU guarantees a record level $52.6 billion in funding for public transportation through federal fiscal year 2009, including approximately $9.5 billion to fund federal transit programs in federal fiscal year 2008, a 5.8% increase over the amount appropriated for the prior year and an all-time high for federal public transit funding according to the American Public Transportation Association (“APTA”). SAFETEA-LU, for federal fiscal year 2009 (starting October 1, 2008) anticipates in excess of $10 billion for funding for public transportation. We believe SAFETEA-LU and the record-high funding increases for transit have significantly contributed to an upturn in the market for most of our products. We believe this upturn is a significant contributing factor in the increased revenue and improved operating results we have reported in recent periods, including the first six months of 2008.

     Our expanded international business, which now represents over half of our total revenues, reflects continued strengthening of many of our traditional core served market segments as well as opening of new served-market sectors. Increased business activity from our Brazilian joint venture and the new joint venture in India, Castmaster Mobitec India Private Limited, are contributing factors in the favorable trends in revenue.
OUR LIQUIDITY AND CAPITAL RESOURCES
Cash Flows for the Six Months Ended June 30, 2008 and 2007
     Our operating activities provided (used) net cash of $179,000 and $(121,000) for the six months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008, primary uses of cash resulted from an increase in accounts receivable of $3.4 million due mostly to a significant increase in sales since the beginning of the year, an increase in other receivables of $121,000, an increase in inventories of $1.6 million to meet the needs of our increased backlog, an increase in prepaids and other current assets of $243,000, and payments made related to the foreign tax settlement. Sources of cash primarily resulted from net income of $1.4 million, a decrease in other assets of $4,000, an increase in accounts payable of $1.5 million consistent with the increase in inventories, and an increase in accrued expenses of $1.4 million due primarily to an increase in deferred revenue and accruals related to employee paid-time-off. Non-cash expense items totaling $1.5 million were primarily related to depreciation and amortization, and minority interest.
     Our investing activities (used) provided cash of $(888,000) and $785,000 for the six months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, the primary uses of cash were for expenditures relating to internally developed software and purchases of computer, test, and office equipment. We do not anticipate any significant change in expenditures for or sales of capital equipment in the near future.
     Our financing activities provided (used) net cash of $1.5 million and $(890,000) for the six months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008, our primary sources of cash were from borrowings under asset-based lending agreements for both our U.S. and our foreign subsidiaries. Our primary uses of cash for financing activities were payment of dividends, expenses related to new financing arrangements, and repayment of borrowings under the asset-based lending agreements of $55,000, $163,000, and $39.4 million, respectively.
Significant Financing Arrangements
     The Company’s primary source of liquidity and capital resources has been from financing activities. As more fully described in Note 7 to the accompanying consolidated financial statements, at June 30, 2008, the Company entered into agreements with new and existing lenders to increase borrowing capacities to support the working capital needs of our current operations. The agreements with the new and existing lenders resulted in the following:
(1)	The existing line of credit with Laurus, which matured June 30, 2008, was replaced with a new line of credit under the PNC Agreement which increased borrowing capacity from $6.0 million to $8.0 million. The line of credit under the PNC Agreement matures June 30, 2011.

(2)	An additional $5.0 million in working capital was provided by the Term Loan under the BHC Agreement. The Term Loan matures June 30, 2011.

(3)	Borrowing capacity on Mobitec AB’s lines of credit under agreements with Handelsbanken was increased from approximately $2.7 million to approximately $4.0 million and the basis on which borrowings are made under these credit agreements was increased to a maximum of 90% of total invoiced sales of Mobitec AB.

(4)	An additional $753,000 in working capital was provided by the Mobitec Loan. The Mobitec Loan matures June 30, 2011.
Management Conclusion
     The Company reported a profit for fiscal year 2007 and for the first six months of 2008. Although the Company has reported profits in recent periods, due to the Company’s anticipation of having insufficient cash resources to make payment in full on the outstanding balance of our domestic line of credit with Laurus which matured June 30, 2008, there was substantial doubt about the Company’s ability to continue as a going concern. With the new financing arrangements discussed above and in Note 7 to the accompanying consolidated financial statements, we replaced the Laurus line of credit under an agreement with a new lender and increased borrowing capacities to support our ongoing operations. As a result, we believe our liquidity and capital resources are sufficient to support the current operations of our Company in executing our operating plan for the remainder of 2008.

Impact of Inflation
     We believe that inflation has not had a material impact on our results of operations for the six months ended June 30, 2008 and 2007. However, there can be no assurance that future inflation would not have an adverse impact upon our future operating results and financial condition.
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
Forward-looking statements in this Quarterly Report include, without limitation, the following statements regarding:
•	our ability to meet our capital requirements;

•	our ability to meet and maintain our existing debt obligations, including obligations to make payments under such debt instruments;

•	the sufficiency of our liquidity and capital resources to support current operations for the remainder of 2008;

•	our future cash flow position;

•	recent legislative action affecting the transportation and/or security industry;

•	changes in federal or state funding for transportation and/or security-related funding;

•	our future outlook with respect to the domestic and international markets for our products; and

•	our opinion that increased funding for transit security establishes a positive trend.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
     The Company continually reviews its disclosure controls and procedures and makes changes, as necessary, to ensure the quality of its financial reporting. As detailed below, the Company has implemented certain additional controls that it believes will significantly reduce the potential for similar issues to arise in the future.
Changes in Internal Control over Financial Reporting
     In connection with the material weakness in internal control over financial reporting detailed above, the following remediation actions have been taken by the Company to reduce the risk of a similar material weakness occurring in the future:
•	Management has determined that the control deficiencies in our internal control over financial reporting with respect to capitalizing direct production labor and overhead in inventory and eliminating intercompany profits in ending inventories have been remediated. Management’s remediation efforts include preparing a more detailed analysis of direct labor and overhead costs incurred in production and the amount of such costs to be capitalized in our inventories as well as a thorough analysis of our subsidiaries’ inventories that consist of product received through intercompany transactions. Additionally, we have updated our procedures to include a review and approval of these analyses by management with the proper skill and experience levels necessary to ensure inventory is properly recorded in accordance with generally accepted accounting principles.

•	The Company expects to conduct its next annual physical inventory on or about January 2, 2009. A greater level of management oversight will be instituted to ensure established procedures for conducting inventory counts and recording the results of those counts are performed.
     These were the only changes in the Company’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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
     Risks Related to Indebtedness, Financial Condition and Results of Operations
     Our substantial debt could adversely affect our financial position, operations and ability to grow. As of June 30, 2008, we had total debt of approximately $9.1 million, all of which is classified as current. Included in this debt is $8.3 million under our domestic and European revolving credit facilities, a $251,000 loan due on June 30, 2009, and loans of $566,000 with 180-day terms. Our domestic revolving credit facility had an outstanding balance of $5.2 million as of June 30, 2008. Our European revolving credit facilities have outstanding balances of $2.3 million as of June 30, 2008 under agreements with a Swedish bank with expiration dates of December 31, 2008 and an outstanding balance of $793,000 as of June 30, 2008 under an agreement with a German bank with an open-ended term. Subsequent to June 30, 2008, our domestic line of credit was replaced with a line of credit under a credit agreement with a new lender and our domestic and European subsidiaries incurred debt of $5.0 million and $753,000, respectively, under term loan agreements with new lenders. Our substantial indebtedness could have adverse consequences in the future, including without limitation:
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Pursuant to terms of an equity-based stock compensation plan approved by the Company’s shareholders, members of the Board of Directors and certain key executive managers of the Company may elect to be partially compensated in the form of Common Stock of the Company in lieu of cash compensation. Participation in the plan is available on a voluntary basis. The number of shares payable under this plan is determined by dividing the cash value of stock compensation by the higher of (1) the actual closing price on the last trading day of each month, or (2) the book value of the Company on the last day of each month. Fractional shares are rounded up to the next full share amount. During the three months ended June 30, 2008, the Company issued 10,815 shares to ten individuals under this plan at an average price of $2.05 per share in lieu of approximately $22,200 in cash compensation. Section 16 reports filed with the Securities and Exchange Commission include the actual prices at which shares were issued to each individual.
     In connection with the BHC Agreement, we issued BHC a warrant to purchase up to 350,000 shares of our common stock (the “Warrant”) at an exercise price of $2.99 per share. The Warrant has a term of exercise expiring on June 30, 2013. The number of shares issuable and the exercise price of the Warrant are subject to adjustment in the case of a reorganization, reclassification, liquidation and/or dilutive issuance of our common stock (or common stock equivalents). In the event of a dilutive issuance of common stock or common stock equivalents, the exercise price of the Warrant will be adjusted by a weighted-average amount based on the sales price of the dilutive issuance. The Warrant also provides BHC with the right to demand that the shares of common stock issuable upon exercise of the Warrant (the “Warrant Shares”) be registered under the Securities Act of 1933, as amended (the “Securities Act”). BHC’s registration rights also include registration of the Warrant Shares on any other registration statement we intend to file, with certain exceptions.
     The issuances set forth above were made pursuant to the private placement exemption available under Section 4(2) of the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS
     The annual meeting of shareholders was held June 3, 2008, at which matters were voted on as follows:
(1)	To elect seven directors to serve until the annual meeting of shareholders in 2009:

		Against or
	Votes for	Witheld
Huelon Andrew Harrison	9,320,835	2,265,074
John D. Higgins	9,235,864	2,350,045
C. James Meese Jr.	9,233,364	2,352,545
Stephanie L. Pinson	9,324,535	2,261,374
John K. Pirotte	9,236,864	2,349,045
Juliann Tenney, J.D.	9,321,535	2,264,374
David L. Turney	9,111,794	2,474,115
(2)	To amend the DRI Corporation 2003 Stock Option Plan to increase by 900,000 the number of shares that may be issued pursuant to awards granted under the Plan:

For	4,942,964
Against	2,703,216
Abstain	87,933
Broker nonvotes	3,851,796
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS
     The following documents are filed herewith or have been included as exhibits to previous filings with the SEC and are incorporated herein by this reference:

Exhibit No.	Document
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference from the Company’s Registration Statement on Form S-3, filed with the SEC on December 23, 2003)

3.2	Articles of Amendment to Articles of Incorporation of the Company containing Certificate of Designation of Series E Redeemable Nonvoting Convertible Stock (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on November 12, 2003)

3.3	Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series F Convertible Preferred Stock (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on April 14, 2004)

3.4	Articles of Amendment to the Articles of Incorporation of the Company containing Series AAA Preferred Stock Change in Quarterly Dividend Accrual and Conversion Price (incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2004)

3.5	Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series G Redeemable Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed on June 28, 2005)

3.6	Articles of Correction of Articles of Amendment to the Articles of Incorporation of the Company containing a correction to an error in the Amended Certificate of Designation of Series G Redeemable Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2005)

3.7	Articles of Amendment to the Articles of Incorporation of the Company containing an amendment to eliminate a staggered election of Board members (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2005)

3.8	Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series H Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed on November 4, 2005)

3.9	Articles of Amendment to Articles of Incorporation of the Company containing Certificate of Designation of Series I Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)

3.10	Amended and Restated Bylaws of the Company (incorporated herein by reference from the Company’s Registration Statement on Form SB-2)

3.11	Amendment to Amended and Restated Bylaws of the Company (incorporated herein by reference from the Company’s Proxy Statement for the Annual Meeting of Shareholders for fiscal year 2000, filed with the SEC on June 6, 2001)

3.12	Amended and Restated Bylaws of the Company (incorporated herein by reference to the Company’s Report on Form 8-K filed on September 18, 2006)

3.13	Amendment No. 1 to the Company’s Certificate of Designation with respect to its Series D Junior Participating Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on September 28, 2006)

3.14	Amendment to Bylaws of DRI Corporation, dated as of September 12, 2007 (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on September 14, 2007)

4.5	Rights Agreement, dated as of September 22, 2006, between the Company and American Stock Transfer & Trust Company, as Rights Agent, together with the following exhibits thereto: Exhibit A — Certificate of Designation of Series D Junior Participating Preferred Stock of Digital Recorders, Inc. and the Amendment to Certificate of Designation of Series D Junior Participating Preferred Stock of Digital Recorders, Inc.; Exhibit B — Form of Right Certificate; and Exhibit C — Summary of Rights to Purchase Shares (incorporated herein by reference to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 2, 2006)

4.6	Omnibus Amendment dated as of January 10, 2007, effective December 31, 2006, by and among the Company, TwinVision of North America, Inc., Digital Audio Corporation, Robinson-Turney International, Inc., and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s report on Form 8-K filed with the SEC on January 16, 2007)

Exhibit No.	Document
4.7	Amended and Restated Secured Term Note dated as of January 10, 2007, effective December 31, 2006, by and between the Company, TwinVision of North America, Inc., Digital Audio Corporation, Robinson-Turney International, Inc., and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on January 16, 2007)

4.8	Second Amended and Restated Registration Rights Agreement dated as of January 10, 2007, effective December 31, 2006, by and between the Company and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on January 16, 2007)

4.9	Certificate of Designation of Series J Convertible Preferred Stock of Digital Recorders, Inc. (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2007)

4.10	Warrant, dated as of June 30, 2008, issued by DRI Corporation to BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s report on Form 8-K/A filed with the SEC on August 13, 2008)

10.1	Secured Non-Convertible Revolving Note between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.2	Security Agreement (with Schedules) between the Company and Laurus Master Fund, Ltd. dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.3	Grant of Security Interest in Patents and Trademarks (with Schedules) between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.4	Stock Pledge Agreement (with Schedules) between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.5	Registration Rights Agreement between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.6	Common Stock Purchase Warrant between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.7	Share Purchase Agreement between the Company and Transit Vehicle Technology Investments, Inc., dated March 21, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)

10.8	Stock Purchase Warrant between the Company and Transit Vehicle Technology Investments, Inc., dated March 21, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)

10.9	Registration Rights Agreement between the Company and Transit Vehicle Technology Investments, Inc., dated March 21, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)

10.10	Securities Purchase Agreement dated as of April 28, 2006, by and between Digital Recorders, Inc., TwinVision of North America, Inc., Digital Audio Corporation, and Robinson-Turney International, Inc., and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)

Exhibit No.	Document
10.11	Secured Term Note by Digital Recorders, Inc., TwinVision of North America, Inc., Digital Audio Corporation, and Robinson-Turney International, Inc., issued to Laurus Master Fund, Ltd., in the original principal amount of $1,600,000 (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)

10.12	Common Stock Purchase Warrant dated as of April 28, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)

10.13	Amended and Restated Registration Rights Agreement dated as of April 28, 2006, by and between Digital Recorders, Inc. and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)

10.14	Share Purchase Agreement, dated as of April 30, 2007, entered into by and among Dolphin Direct Equity Partners, LP, Digital Audio Corporation and Digital Recorders, Inc. (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 2007)

10.15	Waiver and Consent, dated as of April 30, 2007, entered into by and between Digital Recorders, Inc., TwinVision of North America, Inc., Digital Audio Corporation, Robinson-Turney International, Inc. and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 2007)

10.16	Form of Share Purchase Agreement, dated June 11, 2007, between Digital Recorders, Inc. and buyer of Series J Convertible Preferred Stock of Digital Recorders, Inc. with Schedule of Differences (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2007)

10.17	Form of Registration Rights Agreement, dated June 11, 2007, between Digital Recorders, Inc. and holder of Series J Convertible Preferred Stock of Digital Recorders, Inc. (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2007)

10.18	Promissory Note, dated April 30, 2007, by Dolphin Direct Equity Partners, LP issued to Digital Recorders, Inc. in the principal sum of $344,184.50 (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2007)

10.19	Executive Employment Agreement, effective July 1, 2007, by and between Mobitec GmbH and Mobitec AB and Oliver Wels (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 2008)

10.20	Extension Agreement, dated as of April 30, 2008 by and between DRI Corporation and Digital Audio Corporation. (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 6, 2008)

10.21	Agreement, dated as of June 30, 2008, by and between DRI Corporation and John D. Higgins (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.22	Revolving Credit and Security Agreement, dated as of June 30, 2008, by and among, PNC Bank, National Association, and Digital Recorders, Inc., TwinVision of North America, Inc. and DRI Corporation (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.23	Revolving Credit Note, dated as of June 30, 2008, issued by Digital Recorders, Inc., TwinVision of North America, Inc. and DRI Corporation to PNC Bank, National Association (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.24	Loan and Security Agreement, dated as of June 30, 2008, by and among Digital Recorders, Inc., TwinVision of North America, Inc. and DRI Corporation, and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

Exhibit No.	Document
10.24.1	First Amendment to the Loan and Security Agreement, dated as of July 30, 2008, by and among Digital Recorders, Inc., TwinVision of North America, Inc. and DRI Corporation, and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.25	Senior Secured Term Note, dated as of June 30, 2008, issued by Digital Recorders, Inc. and TwinVision of North America, Inc. to BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.26	Continuing Unconditional Guaranty, dated as of June 30, 2008, granted by DRI Corporation in favor of BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.27	Stock Pledge Agreement, dated as of June 30, 2008, by and between DRI Corporation and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.28	Trademark Security Agreement, dated as of June 30, 2008, by and between DRI Corporation and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.29	Trademark Security Agreement, dated as of June 30, 2008, by and between Digital Recorders, Inc. and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.30	Trademark Security Agreement, dated as of June 30, 2008, by and between TwinVision of North America, Inc. and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.31	Copyright Security Agreement, dated as of June 30, 2008, by and between Digital Recorders, Inc. and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.32	Copyright Security Agreement, dated as of June 30, 2008, by and between TwinVision of North America, Inc. and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.33	Patent Security Agreement, dated as of June 30, 2008, by and between Digital Recorders, Inc. and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.34	Undertaking Concerning Loan Payment — for purposes other than personal consumption, by and between Handelsbanken and Mobitec AB (English translation). (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.35	Instrument for Debt A — Loan for purposes other than personal consumption, by and between Handelsbanken, Mobitec AB (English translation). (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.36	Factoring Agreement by and between Handelsbanken and Mobitec AB (English translation). (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.37	EURO Short Term loan Facility by and between Handelsbanken and Mobitec GmbH (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

31.1	Section 302 Certification of David L. Turney (filed herewith)

31.2	Section 302 Certification of Stephen P. Slay (filed herewith)

32.1	Section 906 Certification of David L. Turney (filed herewith)

32.2	Section 906 Certification of Stephen P. Slay (filed herewith)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRI CORPORATION
Signature:	/s/ Stephen P. Slay
	By:	Stephen P. Slay
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
	Date:	August 14, 2008