Form 10-Q
period 2008-09-30
DRI CORP
filed 2008-11-14
CIK 853695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
     Indicate the number of shares outstanding of the Registrant’s Common Stock as of November 10, 2008:

Common Stock, par value $.10 per share	11,466,606
(Class of Common Stock)	Number of Shares

DRI CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
DRI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share amounts)
(Unaudited)

		December 31, 2007
	September 30, 2008	(Note 1)
ASSETS
Current Assets
Cash and cash equivalents	$1,937	$729
Trade accounts receivable, net	14,160	11,919
Current portion of note receivable	86	86
Other receivables	563	465
Inventories	11,785	9,603
Prepaids and other current assets	934	495

Total current assets	29,465	23,297

Property and equipment, net	3,535	2,890
Long-term portion of note receivable	172	258
Goodwill	10,442	11,033
Intangible assets, net	935	1,097
Deferred tax assets, net	52	56
Other assets	1,206	283

Total assets	$45,807	$38,914

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Lines of credit	$3,376	$6,043
Notes payable, net	—	500
Loans payable	695	391
Current portion of long-term debt	223	254
Current portion of foreign tax settlement	474	499
Accounts payable	7,658	6,246
Accrued expenses	5,197	3,681
Preferred stock dividends payable	16	18

Total current liabilities	17,639	17,632

Long-term debt and capital leases, net	5,099	14

Foreign tax settlement, long-term	732	1,043

Liability for uncertain tax positions	566	311

Minority interest in consolidated subsidiary	938	422

Commitments and contingencies (Notes 7, 8 and 14)

Shareholders’ Equity
Series E Redeemable, Nonvoting, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 500 shares authorized; 80 and 85 shares issued and outstanding at September 30, 2008, and December 31, 2007, respectively; redeemable at the discretion of the Company at any time.	337	355
Series G Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 600 shares authorized; 435 and 410 shares issued and outstanding at September 30, 2008, and December 31, 2007, respectively; redeemable at the discretion of the Company after five years from date of issuance.	1,893	1,768
Series H Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 600 shares authorized; 63 and 59 shares issued and outstanding at September 30, 2008, and December 31, 2007, respectively; redeemable at the discretion of the Company after five years from date of issuance.	267	247
Series J Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 250 shares authorized; 90 shares issued and outstanding at September 30, 2008, and December 31, 2007; redeemable at the discretion of the Company at any time.	388	388
Series AAA Redeemable, Nonvoting, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 20,000 shares authorized; 166 and 172 shares issued and outstanding at September 30, 2008, and December 31, 2007, respectively; redeemable at the discretion of the Company at any time.	830	860
Common stock, $.10 par value, 25,000,000 shares authorized; 11,457,515 and 11,187,993 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively.
	1,146	1,119
Additional paid-in capital	32,687	32,079
Accumulated other comprehensive income — foreign currency translation	3,050	4,570
Accumulated deficit	(19,765)	(21,894)

Total shareholders’ equity	20,833	19,492

Total liabilities, minority interest and shareholders’ equity	$45,807	$38,914

See accompanying notes to unaudited consolidated financial statements.

DRI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(In thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net sales	$18,794	$13,929	$55,222	$40,814
Cost of sales	12,294	9,388	35,938	28,063

Gross profit	6,500	4,541	19,284	12,751

Operating expenses
Selling, general and administrative	4,798	3,174	13,921	10,383
Research and development	199	329	723	1,024

Total operating expenses	4,997	3,503	14,644	11,407

Operating income	1,503	1,038	4,640	1,344

Other income (loss)	(32)	4	(54)	43
Foreign currency gain	125	130	289	151
Interest expense	(390)	(276)	(1,051)	(924)

Total other income and expense	(297)	(142)	(816)	(730)

Income from continuing operations before income tax expense	1,206	896	3,824	614

Income tax expense	(291)	(200)	(1,179)	(177)

Income from continuing operations before minority interest in income of consolidated subsidiary	915	696	2,645	437

Minority interest in income of consolidated subsidiary	(176)	(120)	(516)	(99)

Income from continuing operations	739	576	2,129	338
Loss from discontinued operations (Note 2)	—	—	—	(219)

Net income	739	576	2,129	119

Provision for preferred stock dividends	(77)	(76)	(226)	(220)

Net income (loss) applicable to common shareholders	$662	$500	$1,903	$(101)

Net income (loss) per share — basic
Continuing operations	$0.06	$0.04	$0.17	$0.01

Discontinued operations	$0.00	$0.00	$0.00	$(0.02)

Income (loss) per share applicable to common shareholders	$0.06	$0.04	$0.17	$(0.01)

Net income (loss) per share — diluted
Continuing operations	$0.06	$0.04	$0.16	$0.01

Discontinued operations	$0.00	$0.00	$0.00	$(0.02)

Income (loss) per share applicable to common shareholders	$0.06	$0.04	$0.16	$(0.01)

Weighted average number of common shares and common share equivalent outstanding
Basic	11,453,588	11,131,248	11,290,217	10,606,347

Diluted	13,052,316	11,702,461	13,018,961	11,020,059

See accompanying notes to unaudited consolidated financial statements.

DRI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 and 2007
(In thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities
Net income	$2,129	$119
Loss from discontinued operations	—	(219)

Income from continuing operations	2,129	338
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	—	(124)
Liability for uncertain tax positions	297	87
Depreciation and amortization of property and equipment	721	810
Amortization of intangible assets	118	100
Amortization of deferred financing costs	231	216
Amortization of the fair value of warrants	143	188
Amortization of beneficial conversion feature	54	—
Bad debt expense	100	22
Stock issued in lieu of cash compensation	64	57
Stock-based compensation expense	111	28
Write-down of inventory for obsolescence	81	119
Loss (gain) on sale of fixed assets	4	(3)
Other, primarily effect of foreign currency gain	(347)	(275)
Minority interest in income of consolidated subsidiary	516	99
Changes in operating assets and liabilities
Increase in trade accounts receivable	(2,944)	(312)
Increase in other receivables	(52)	(301)
(Increase) decrease in inventories	(2,686)	443
Increase in prepaids and other current assets	(478)	(34)
Decrease in other assets	4	—
Increase (decrease) in accounts payable	1,567	(729)
Increase in accrued expenses	1,716	1,063
Decrease in foreign tax settlement	(263)	(128)

Net cash provided by continuing operations	1,086	1,664
Net cash used in discontinued operations	—	(68)

Net cash provided by operating activities	1,086	1,596

Cash flows from investing activities
Proceeds from sale of fixed assets	5	65
Purchases of property and equipment	(390)	(195)
Investments in software development	(1,075)	(472)
Proceeds from sale of DAC	—	1,100

Net cash (used in) provided by investing activities	(1,460)	498

Cash flows from financing activities
Proceeds from bank borrowings and lines of credit	68,641	48,267
Principal payments on bank borrowings and lines of credit	(65,702)	(51,264)
Issuance of common stock	3	173
Proceeds from issuance of Preferred stock, net of costs	—	411
Payments of debt issuance costs	(1,193)	—
Payment of dividends on Preferred stock	(83)	(92)

Net cash provided by (used in) financing activities	1,666	(2,505)

Effect of exchange rate changes on cash and cash equivalents	(84)	38

Net increase (decrease) in cash and cash equivalents	1,208	(373)

Cash and cash equivalents at beginning of period	729	611

Cash and cash equivalents at end of period	$1,937	$238

See accompanying notes to unaudited consolidated financial statements.

	Nine Months Ended September 30,
	2008	2007
Supplemental disclosures of non-cash investing and financing activities:

Conversion of preferred stock to common stock	$55	$1,010

Fair value of warrants issued in connection with new term loan	$333	$—

Fair value of warrants issued in connection with sale of preferred stock	$—	$23

Note receivable in connection with sale of DAC	$—	$344

Conversion of convertible subordinated debenture	$250	$—

Amortization of convertible subordinated debenture beneficial conversion feature	$54	$—

Purchase of equipment under capital lease obligation	$21	$—

Preferred stock dividends	$145	$135

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
     The year end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full fiscal year.
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
Product Warranties
     The Company provides a limited warranty for its products, generally for a period of one to three years. The Company’s standard warranties require the Company to repair or replace defective products during such warranty periods at no cost to the customer. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product sales are recognized. Factors that affect the Company’s warranty liability include such things as the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The following table summarizes product warranty activity during the nine months ended September 30, 2008 and 2007.

	Nine Months ended September 30,
	2008	2007
Balance at beginning of period	$491	$384
Additions charged to costs and expenses	119	474
Deductions	(137)	(351)
Foreign exchange translation (gain) loss	(21)	15

Balance at end of period	$452	$522

Recent Accounting Pronouncements
     On February 12, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis until 2009. The Company adopted SFAS No. 157 beginning January 1, 2008 and deferred application of the provisions of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities, primarily goodwill and intangible assets, until January 1, 2009. The adoption of SFAS No. 157 with respect to financial assets and financial liabilities did not have a significant impact on our financial statements. The Company is currently evaluating the effects, if any, that adopting SFAS No. 157 with respect to nonfinancial assets and nonfinancial liabilities may have on our financial statements.
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
     In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51”, which is effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is not allowed. SFAS No. 160 amends ARB 51 to establish new standards that will govern the accounting for and reporting of (1) noncontrolling interest in partially-owned consolidated subsidiaries and (2) loss of control of subsidiaries. SFAS No. 160 requires that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interest of the noncontrolling owners separately within the consolidated statement of position within equity, but separate from the parent’s equity and separately on the face of the consolidated income statement. Further, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary should be accounted for consistently and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary should be initially measured at fair value. We are currently evaluating the effects, if any, that SFAS No. 160 may have on our financial statements. At a minimum, the adoption of SFAS No. 160 will result in the reclassification of minority interest to be a component of shareholders’ equity.
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
(2) DISCONTINUED OPERATIONS
     On April 30, 2007 (the “Closing Date”), the Company and its wholly-owned subsidiary, Digital Audio Corporation (“DAC”), entered into a Share Purchase Agreement (the “Purchase Agreement”) with Dolphin Direct Equity Partners, LP (“Dolphin”), a Delaware limited partnership, pursuant to which Dolphin acquired all of DAC’s issued and outstanding shares of common stock for an aggregate purchase price of approximately $1.4 million (the “Purchase Price”). Dolphin paid $1.1 million of the Purchase Price on the Closing Date. The remainder of the Purchase Price was reflected in a promissory note issued to the Company in the original principal amount of $344,000 (the “Promissory Note”), payable in four equal annual installments of $86,000. Interest on the Promissory Note is payable semi-annually at the prime rate as published by the Wall Street Journal.
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
     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, this segment of the business is reported as discontinued operations and, accordingly, income and losses from discontinued operations have been reported separately from continuing operations. Amounts reported in prior periods have been retroactively adjusted in the accompanying consolidated statements of operations to remove them from their historical classifications to conform to this presentation. Net sales and loss before income tax expense from discontinued operations for the three and nine months ended September 30, 2007 was as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2007	2007
	(In thousands)	(In thousands)
Net sales	$—	$239

Loss before income tax expense	—	(219)
(3) GOODWILL AND OTHER INTANGIBLE ASSETS
     The change in goodwill from December 31, 2007 to September 30, 2008 of $591,000 is due solely to foreign exchange rate fluctuation.
(4) INVENTORIES

	September 30,	December 31,
	2008	2007
	(In thousands)

Raw materials and system components	$7,681	$6,496
Work in process	319	176
Finished goods	3,785	2,931

Total inventories	$11,785	$9,603

(5) PROPERTY AND EQUIPMENT

	Estimated
	Depreciable	September 30,	December 31,
	Lives (years)	2008	2007
		(In thousands)

Leasehold improvements	5 - 9	$287	$278
Automobiles	5	13	16
Computer and telecommunications equipment	3	968	857
Software	3 - 5	4,550	4,434
Test equipment	3 - 5	125	123
Furniture and fixtures	3 - 7	2,706	2,730
Software projects in progress		1,421	668

		10,070	9,106
Less accumulated depreciation and amortization		6,535	6,216

Total property and equipment, net		$3,535	$2,890

(6) ACCRUED EXPENSES

	September 30,	December 31,
	2008	2007
	(In thousands)

Salaries, commissions, and benefits	$1,635	$1,429
Taxes — payroll, sales, income, and other	1,259	1,020
Warranties	452	491
Current portion of capital leases	25	23
Interest payable	315	172
Deferred revenue	740	303
Other	771	243

Total accrued expenses	$5,197	$3,681

(7) LINES OF CREDIT, NOTES PAYABLE AND LOANS PAYABLE
     (a) Domestic line of credit and loan payable
     On June 30, 2008, our wholly-owned subsidiaries Digital Recorders, Inc. and TwinVision of North America, Inc. (collectively, the “Borrowers”) entered into a three-year, asset-based lending agreement (the “PNC Agreement”) with PNC Bank, National Association (“PNC”) to replace an existing lending agreement (the “Laurus Agreement”) with Laurus Master Fund, Ltd. (“Laurus”) which matured on June 30, 2008. DRI has agreed to guarantee the obligations of the Borrowers under the PNC Agreement. The PNC Agreement provides up to $8.0 million in borrowings under a revolving credit facility and is secured by substantially all tangible and intangible U.S. assets of the Company. Borrowing availability under the PNC Agreement is based upon an advance rate equal to 85% of eligible accounts receivable of the Borrowers plus 85% of the appraised net orderly liquidation value of inventory of the Borrowers, limited to $750,000. The PNC Agreement provides for one of two possible interest rates on borrowings: (1) an interest rate based on the rate (the “Eurodollar Rate”) at which U.S. dollar deposits are offered by leading banks in the London interbank deposit market (a “Eurodollar Rate Loan”) or (2) interest at a rate (the “Domestic Rate”) based on either (a) the base commercial lending rate of PNC, or (b) the open rate for federal funds transactions among members of the Federal Reserve System, as determined by PNC (a “Domestic Rate Loan”). The actual annual interest rate for borrowings under the PNC Agreement is (a) the Eurodollar Rate plus 3.25% for a Eurodollar Rate Loan and (b) the Domestic Rate plus 1.75% for Domestic Rate Loans. Interest is calculated on the principal amount of borrowings outstanding, subject to a minimum principal amount of $3.5 million. The PNC Agreement contains certain covenants and provisions that affect us and the Borrowers, including covenants and provisions, starting as of September 30, 2008, that (i) require that we and the Borrowers maintain a fixed charge coverage ratio of not less than 1.25 to 1.0, as of the end of each fiscal quarter, for the twelve-month period then ending; (ii) require that we and the Borrowers maintain certain leverage ratios stated in the PNC Agreement, as of the end of each fiscal quarter, for the twelve-month period then ending; (iii) require that we maintain a minimum EBITDA of at least $5.0 million, as of the end of each fiscal quarter for the twelve-month period then ending; and (iv) require that we and the Borrowers maintain a borrowing availability of at least $500,000 at all times. If all outstanding obligations under the PNC

Agreement are paid before the end of the three-year term, the Borrowers will be obligated to pay an early termination fee up to $160,000, depending on the time the early termination occurs. At September 30, 2008, the outstanding principal balance on the revolving credit facility was $2.2 million and remaining borrowing availability under the revolving credit facility was approximately $2.4 million.
     On September 29, 2008, we, the Borrowers and PNC Bank, National Association agreed to amend the PNC Agreement to revise the leverage ratio required to be maintained as of the end of each fiscal quarter.
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
     The Company incurred aggregate expenses of approximately $1.2 million directly attributable to executing the PNC Agreement and BHC Agreement. These direct expenses have been recorded as deferred financing costs on the Company’s consolidated balance sheet and are being amortized over the three-year term of the PNC Agreement and BHC Agreement.
     In connection with the BHC Agreement, we issued BHC a warrant to purchase up to 350,000 shares of our common stock (the “Warrant”) at an exercise price of $2.99 per share. The Warrant has a term of exercise expiring on June 30, 2013. The number of shares issuable and the exercise price of the Warrant are subject to adjustment in the case of a reorganization, reclassification, liquidation and/or dilutive issuance of our common stock (or common stock equivalents). In the event of a dilutive issuance of common stock or common stock equivalents, the exercise price of the Warrant will be adjusted by a weighted-average amount based on the sales price of the dilutive issuance. The Warrant also provides BHC with the right to demand that the shares of common stock issuable upon exercise of the Warrant (the “Warrant Shares”) be registered under the Securities Act of 1933, as amended (the “Securities Act”). BHC’s registration rights also include registration of the Warrant Shares on any other registration statement we intend to file, with certain exceptions. The fair value allocated to the Warrant of $333,000, calculated using the Black-Scholes model, has been recorded as a discount to the Term Loan and is being amortized over the three-year term of the BHC Agreement.
b) International lines of credit and loans payable
     Effective on June 30, 2008, Mobitec AB, the Company’s wholly owned Swedish subsidiary, amended its existing credit agreements with Svenska Handelsbanken AB (“Handelsbanken”), a Swedish bank, to: (1) increase borrowing capacity of the credit facilities under these agreements from 16 million krona (US$2.4 million) to 24 million krona (US$3.5 million) and (2) increase the basis on which borrowings are made under these credit agreements to a maximum of 90% of total invoiced sales of Mobitec AB. At September 30, 2008, borrowings due and outstanding under these credit facilities totaled US$616,000 and are reflected as lines of credit in the accompanying consolidated balance sheet. At September 30, 2008, additional borrowing availability under these agreements amounted to approximately $2.9 million. These credit agreements renew annually on a calendar-year basis. Additionally, effective on June 30, 2008, Mobitec AB amended its existing loan agreement with Handelsbanken with an original principal balance of 3.0 million krona (US$445,000) to extend the maturity date from September 30, 2008 to June 30, 2009. At September 30, 2008, the loan had a balance of 1.5 million krona (US$222,000) due and outstanding and is reflected as a loan payable in the accompanying consolidated balance sheet.

     Effective on June 30, 2008, Mobitec AB entered into an agreement with Handelsbanken under which Handelsbanken will provide an additional term loan (the “Mobitec Loan”) of 4.5 million krona (US$667,000) at the same interest rate as the existing 1.5 million krona loan. The Mobitec Loan has a 3-year term with principal to be paid in equal quarterly installments and is reflected as long-term debt in the accompanying consolidated balance sheet.
     Effective on June 30, 2008, Mobitec GmbH, the Company’s wholly owned subsidiary in Germany, amended its agreement with Handelsbanken to increase borrowing capacity of the credit facility under the agreement from 512,000 Euro (US$740,000) to 912,000 Euro (US$1.3 million). At September 30, 2008, borrowings due and outstanding under this credit facility totaled $603,000 and are reflected as lines of credit in the accompanying consolidated balance sheet. Additional borrowing availability under this credit facility at September 30, 2008, amounted to approximately $715,000. The agreement under which this line of credit is extended has an open-ended term.
     At September 30, 2008, Mobitec Brazil Ltda, the Company’s 50% owned subsidiary in Brazil, has outstanding borrowings from two banks in Brazil of $473,000. The borrowings are secured by accounts receivable on certain export sales by Mobitec Brazil Ltda, bear interest at rates ranging from 6.5% to 9.2%, and have a term of 180 days. These borrowings are included in loans payable on the accompanying consolidated balance sheet.
     Lines of credit consist of the following:

	September 30,	December 31,
	2008	2007
	(In thousands)

Line of credit with Laurus Master Fund dated March 16, 2006; replaced by line of credit with PNC Bank, National Association in June 2008	$—	$3,796

Line of credit with PNC Bank, National Association dated June 30, 2008; payable in full June 30, 2008; secured by all tangible and intangible U.S. assets of the Company; bears average interest rate of 6.75% in 2008	2,157	—

Line of credit with Handelsbanken dated December 31, 2007, expires on December 31, 2008; secured by certain assets of the Swedish subsidiary, Mobitec AB; bears average interest rate of 6.43% and 4.92% in 2008 and 2007, respectively.	11	1,057

Line of credit with Handelsbanken dated December 31, 2007; expires on December 31, 2008; secured by accounts receivable of the Swedish subsidiary, Mobitec AB; bears average interest rate of 6.83% and 5.36% in 2008 and 2007, respectively.	605	1,087

Line of credit with Handelsbanken dated June 23, 2004; open-ended term; secured by accounts receivable and inventory of the German subsidiary, Mobitec GmbH; bears average interest rate of 5.73% and 5.30% in 2008 and 2007, respectively.	603	103

Total lines of credit	$3,376	$6,043

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
     Long-term debt consists of the following:

	September 30,	December 31,
	2008	2007
	(In thousands)
Term loan with BHC Interim Funding III, L.P., dated June 30, 2008; payable in full June 30, 2011; secured by substantially all tangible and intangible assets of the Company; bears interest rate of 12.75%.	$5,000	$—

Term loan with Svenska Handelsbanken AB, dated June 30, 2008; payable in quarterly installments of $55,000; secured by accounts receivable and inventory of the Swedish subsidiary, Mobitec AB; bears average interest rate of 7.33%.	611	—

Convertible debenture to a director dated August 26, 2002, converted on June 30, 2008	—	250

Other long-term debt	—	4

Total long-term debt	5,611	254
Less current portion	223	254
Less debt discount	304	—

	5,084	—

Long-term portion of capital leases	15	14

Total long-term debt and capital leases, less current portion	$5,099	$14

(9)	PREFERRED STOCK
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
     As of September 30, 2008, we had outstanding 166 shares of Series AAA Preferred, 80 shares of Series E Preferred, 435 shares of Series G Preferred, 63 shares of Series H Preferred, and 90 shares of Series J Preferred. There are no shares of Series D, Series F, or Series I Preferred outstanding.
(10) PER SHARE AMOUNTS
     The basic net income (loss) per common share has been computed based upon the weighted average shares of Common Stock outstanding. Diluted net income (loss) per common share has been computed based upon the weighted average shares of Common

Stock outstanding and shares that would have been outstanding assuming the issuance of Common Stock for all potentially dilutive equities outstanding.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands, except share amounts)
Net income (loss) applicable to common shareholders	$662	$500	$1,903	$(101)
Effect of dilutive securities on net income (loss):
Convertible debt	—	5	10	—
Convertible preferred stock	66	—	194	—

Net income (loss) applicable to common shareholders, assuming conversions	$728	$505	$2,107	$(101)

Weighted average shares oustanding — Basic	11,453,588	11,131,248	11,290,217	10,606,347
Effect of dilutive securities on shares outstanding:
Options	53,451	188,268	49,812	41,623
Warrants	77,223	176,333	58,344	372,089
Convertible debt	—	206,612	150,133	—
Convertible preferred stock	1,468,054	—	1,470,455	—

Weighted average shares outstanding — Diluted	13,052,316	11,702,461	13,018,961	11,020,059

     The calculation of weighted average shares outstanding excludes 2,022,469 and 552,319 stock options and warrants for the three months ended September 30, 2008 and 2007, respectively, and 2,268,610 and 1,283,089 stock options and warrants for the nine months ending September 30, 2008 and 2007, respectively, because these securities would not have been dilutive for these periods due to the fact that the exercise prices were greater than the average market price of our Common Stock for these periods. The calculation of weighted average shares outstanding excludes preferred stock convertible into 150,909 and 518,632 shares of common stock for the three months ended September 30, 2008 and 2007, respectively, and preferred stock convertible into 150,909 and 1,717,782 shares of common stock for the nine months ended September 30, 2008 and 2007, respectively, because they are anti-dilutive. The calculation of weighted average shares outstanding for the diluted calculation excludes potentially dilutive securities aggregating 206,612 of convertible debt for the nine months ended September 30, 2007 because they are anti-dilutive.
(11) COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) for the three and nine months ended September 30, 2008 and 2007 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
	(In thousands)		(In thousands)

Net income	$739	$576	$2,129	$119
Foreign currency translation adjustment	(2,648)	843	(1,520)	1,007

Total comprehensive income (loss)	$(1,909)	$1,419	$609	$1,126

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
	(In thousands)		(In thousands)

Net sales — continuing operations
North America	$8,005	$6,580	$22,760	$20,951
Europe	4,580	3,446	15,639	10,387
Asia-Pacific	2,304	1,103	6,991	3,219
Middle East	74	481	676	1,448
South America	3,831	2,319	9,156	4,809

	$18,794	$13,929	$55,222	$40,814

	September 30,
	2008	December 31,
	(Unaudited)	2007
	(In thousands)

Long-lived assets — continuing operations
North America	$2,870	$1,345
Europe	1,591	1,538
Asia-Pacific	48	44
South America	232	246

	$4,741	$3,173

(13) INCOME TAXES
     As a result of its net operating loss carryforwards, the Company has significant deferred tax assets. SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), requires a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The Company’s total deferred tax assets as of September 30, 2008, are $7.2 million and its deferred tax valuation allowance is $7.1 million. In addition, as a result of its equity transactions during 2004, the Company has determined its ability to use its net operating loss carryforwards and related tax benefits in any single year is limited under the Internal Revenue Code.
     As a result of intercompany sales that give rise to uncertain tax positions related to transfer pricing, during the three and nine months ended September 30, 2008, the Company recorded additions to its liability for unrecognized tax benefits of $60,000 and $297,000, respectively. These additions, if recognized, would affect the effective tax rate.
     The Company’s effective tax expense rate of 30.8% for the nine months ended September 30, 2008 differs from the expected statutory tax expense rate of 34% primarily due to a reduction of the valuation allowance on deferred tax assets offset partially by an increase in the provision for uncertain tax positions. The Company’s effective tax rate of 28.8% for the nine months ended September 30, 2007 differs from the expected statutory tax rate of 35% primarily due to a reduction of the valuation allowance on deferred tax assets partially offset by higher rates on earnings of foreign operations.
(14) LEGAL PROCEEDINGS
     Since 2002, Mobitec Pty Ltd, the Company’s Australian subsidiary, has been a defendant in an ongoing legal action brought by a former distributor in that market. The litigation has always been considered to be without merit and our chances of prevailing without any material liability to be high. While the Company’s position was that it would continue to defend itself, an opportunity arose to settle the case and thus avoid the continuing expense, uncertainty and distraction of litigation in a foreign jurisdiction. While we have agreed in principal to the settlement terms, we are awaiting final documentation and expect to settle all claims in this matter in an amount not to exceed AUD$300,000 (approximately US$246,000). The settlement terms as agreed-to in principal stipulate that the Company will take ownership of certain inventory currently held by the plaintiffs. The Company has estimated the value of this inventory to be AUD$75,000 (approximately US$62,000). Accordingly, the Company has recorded a settlement liability of AUD$225,000 (US$184,000) at September 30, 2008, with the corresponding expense included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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
     DRI’s customers generally fall into one of two broad categories: end-user customers or original equipment manufacturers (“OEM”). DRI’s end-user customers include municipalities, regional transportation districts, state and local departments of transportation, transit agencies, public, private, or commercial operators of buses and vans, and rental car agencies. DRI’s OEM customers are the manufacturers of transportation rail, bus and van-like vehicles. The relative percentage of sales to end-user customers compared to OEM customers varies widely from quarter-to-quarter and year-to-year, and within products and product lines comprising DRI’s mix of total sales in any given period.
Critical Accounting Policies and Estimates
     Our critical accounting policies and estimates used in the preparation of the Consolidated Financial Statements presented in our 2007 Annual Report on Form 10-K (“2007 Annual Report”) are listed and described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2007 Annual Report and include the following:
•	Allowance for doubtful accounts;

•	Inventory valuation;

•	Warranty reserve;

•	Intangible assets and goodwill;

•	Income taxes, including deferred tax assets;

•	Revenue recognition; and

•	Stock-based compensation.
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
     The Company believes there were no significant changes during the nine month period ended September 30, 2008 to the items disclosed as critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2007 Annual Report.

Results of Operations
     Management reviews a number of key indicators to evaluate the Company’s financial performance, including net sales, gross profit and selling, general and administrative expenses. The following table sets forth the percentage of our revenues represented by certain items included in our Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.4	67.4	65.1	68.8

Gross profit	34.6	32.6	34.9	31.2

Operating expenses:
Selling, general and administrative	25.5	23.0	25.2	25.4
Research and development	1.1	2.4	1.3	2.5

Total operating expenses	26.6	25.4	26.5	27.9

Operating income	8.0	7.3	8.4	3.3
Other income and expense	(1.6)	(1.0)	(1.5)	(1.8)

Income from continuing operations before income tax expense	6.4	6.3	6.9	1.4
Income tax expense	(1.5)	(1.4)	(2.1)	(0.4)

Income from continuing operations before minority interest in income of consolidated subsidiary	4.9	4.9	4.8	1.1
Minority interest in income of consolidated subsidiary	(0.9)	(0.9)	(0.9)	(0.2)

Income from continuing operations	4.0	4.1	3.9	0.8
Loss from discontinued operations	—	—	—	(0.5)

Net income	4.0%	4.1%	3.9%	0.3%

COMPARISON OF OUR RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
     Net Sales and Gross Profit. Our net sales for the three months ended September 30, 2008, increased $4.9 million or 34.9%, from $13.9 million for the three months ended September 30, 2007, to $18.8 million for the three months ended September 30, 2008. The increase resulted from higher sales by our foreign subsidiaries of $3.8 million and higher U.S. domestic sales of $1.1 million.
     The increase in international sales resulted from new sales generated in India by our new joint venture in that market which began operations in the fourth quarter of 2007, and higher sales in several other established markets in Europe, South America and Asia Pacific that were partially offset by lower sales in the Middle East market. The increase in international sales is inclusive of an increase due to foreign currency fluctuations for the period ended September 30, 2008 of approximately $1.0 million. DRI does not use currency hedging tools. Each of our foreign subsidiaries primarily conducts business in their respective functional currencies thereby reducing the impact of foreign currency transaction differences. If the U.S. dollar strengthens compared to the foreign currencies converted, it is possible the total sales reported in U.S. dollars could decline.
     The increase in U.S. sales for the quarter ended September 30, 2008 as compared to the quarter ended September 30, 2007 continues a trend we have seen in recent periods which we believe is due to the favorable impact of increased transit funding under the Safe, Accountable, Flexible, Efficient, Transportation Equity Act — A Legacy for Users (“SAFETEA-LU”) and the favorable influence of high fuel prices on transit ridership. We believe the enactment of SAFETEA-LU and the record-high funding increases for transit, in addition to higher fuel prices, have had a favorable impact on our business and have contributed to an upturn in the U.S. market for many of our products.
     Our gross profit for the three months ended September 30, 2008 of $6.5 million, increased $2.0 million, or 43.2%, from $4.5 million for the three months ended September 30, 2007. As a percentage of sales, our gross profit was 34.6% of our net sales for the three months ended September 30, 2008 as compared to 32.6% for the three months ended September 30, 2007. The increase in gross profit was attributed to an increase in foreign gross profits of $1.4 million and an increase in U.S. domestic gross profits of $561,000.
     The U.S. gross profit as a percentage of sales for the three months ended September 30, 2008 was 34.2% as compared to 31.2% for the three months ended September 30, 2007. Substantially all of the increase in sales in the U.S. in the third quarter of 2008 resulted from increased sales of engineered systems and related products, which yield higher margins than other products sold by the Company. As a result, the gross profit percentage increased in the third quarter of 2008 as compared to gross profit percentage for the third quarter of 2007.

     The international gross profit as a percentage of sales for the three months ended September 30, 2008 was 34.8% as compared to 33.8% for the three months ended September 30, 2007. Since the third quarter of 2007, the Company has been able to enter into new purchasing agreements with several major suppliers with more favorable pricing of component parts purchased by the Company. The lower pricing of component parts has resulted in lower cost of sales in 2008. Additionally, reduced software amortization expense included in cost of sales contributed to the increase in gross profit in the third quarter of 2008. These reductions in cost of sales were partially offset by increased warranty costs incurred to resolve a quality issue which arose with one customer in the third quarter.
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
     Selling, General and Administrative. Our selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2008, of $4.8 million, increased $1.6 million, or 51.1%, from $3.2 million for the three months ended September 30, 2007. This increase is inclusive of an increase due to foreign currency exchange fluctuation of $187,000. As a percentage of our net sales, these expenses were 25.5% for the three months ended September 30, 2008, and 22.8% for the three months ended September 30, 2007. Overall, SG&A expenses have increased to support the needs of our domestic and international operations in achieving sales growth from 2007 to 2008. The most significant increase in SG&A expenses was due to increased personnel expenses resulting from an increase in personnel, including employment recruitment expenses, as well as salary and wage increases for current employees. In addition, SG&A expenses increased due to, (1) increased marketing and business development costs, including increased trade show participation, as the Company strives to market the Company on a global basis, (2) increased public company costs, including board of director costs, public company reporting costs, investor relations, and audit fees, (3) increased consulting fees resulting primarily from the engagement of consultants to assist the Company in increasing sales in certain North American markets, (4) increased amortization of deferred finance costs in connection with new loan agreements entered into in the third quarter of 2008, (5) increased compensation expense recorded under SFAS 123R as a result of stock options issued in the third quarter of 2008, (6) increased bad debt expense recorded to state certain accounts receivable of our Brazilian subsidiary at net realizable value, and (7) increased legal fees, inclusive of a settlement expense, attributable to the Company’s efforts to settle a legal matter in Australia (see Note 14 to the accompanying unaudited consolidated financial statements). Additionally, our joint venture in India began operations in the fourth quarter of 2007 and additional SG&A expenses have been incurred in support of that operation. Management believes that, as sales increase, these expenses will decrease as a percentage of sales. However, in terms of absolute dollars, SG&A expenses may increase in future periods due to expansion into other geographic areas, the introduction of new products and services, and the effects of foreign currency exchange fluctuations.
     Research and Development Expenses. Our research and development expenses of $199,000 for the three months ended September 30, 2008, represented a decrease of $130,000, or 65.3%, from $329,000 for the three months ended September 30, 2007. This category of expense includes internal engineering personnel and outside engineering expense for software and hardware development, sustaining product engineering, and new product development. During the three months ended September 30, 2008, salaries and related costs of certain engineering personnel who were used in the development of software met the capitalization criteria of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” The total amount of personnel and other expense capitalized in the three months ended September 30, 2008, of $407,000, increased $160,000, from $247,000 for the three months ended September 30, 2007. In aggregate, research and development expenditures for the three months ended September 30, 2008 were $606,000 as compared to $576,000 for the three months ended September 30, 2007. This increase is attributable to the Company’s continued efforts to pursue technological enhancements to existing products and to develop new, technologically advanced products that will meet our customers’ needs. Product development based upon advanced technologies is one of the primary means by which management believes DRI differentiates itself from its competitors.
     Operating Income. The net change in our operating income for the three months ended September 30, 2008, was an increase of $466,000 from net operating income of $1.0 million for the three months ended September 30, 2007, to net operating income of $1.5 million for the three months ended September 30, 2008. The increase in operating income is due to higher sales and gross profit and lower research and development costs offset by higher SG&A expenses as previously described.
     Other Income (Loss), Foreign Currency Gain, and Interest Expense. Other income and expense increased $155,000 from $142,000 for the three months ended September 30, 2007 to $297,000 for the three months ended September 30, 2008, due to a decrease of $36,000 in other income, a decrease of $5,000 in foreign currency gain, and an increase of $114,000 in interest expense. As more fully described in Notes 7 and 8 to the unaudited consolidated financial statements, the Company entered into new debt agreements in the third quarter of 2008 which increased its total outstanding debt. The increase in interest expense in the third quarter of 2008 is primarily due to the increase in outstanding debt under these new agreements.
     Income Tax Expense. Net income tax expense was $291,000 for the three months ended September 30, 2008, compared to net income tax expense of $200,000 for the three months ended September 30, 2007. The tax expense reported for the three months ended September 30, 2008, is based on our projected annual effective tax rate for fiscal year 2008 and also includes expense recorded to increase the provision for uncertain tax positions in foreign jurisdictions. Our projected annual effective tax rate is sensitive to variations in the estimated and actual level of annual pre-tax income, variations in the tax jurisdictions in which the pre-tax income is recognized, and various discrete income tax expenses that may need to be recorded from time to time. As these variations occur, the effective tax rate and the resulting income tax expense recorded can vary significantly from period to period. The Company’s income tax expense for the three months ended September 30, 2008 and September 30, 2007 is primarily driven by income taxes due in foreign tax jurisdictions.
     Net Income Applicable to Common Shareholders. The net change in net income applicable to common shareholders for the three months ended September 30, 2008, was an increase of $162,000 from net income of $500,000 for the three months ended September 30, 2007, to net income of $662,000 for the three months ended September 30, 2008.
COMPARISON OF OUR RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
     Net Sales and Gross Profit. For the nine months ended September 30, 2008, sales increased $14.4 million, or 35.3%, from $40.8 million for the nine months ended September 30, 2007, to $55.2 million for the nine months ended September 30, 2008. The increase resulted from higher U.S. domestic sales of $1.5 million and higher sales from our foreign subsidiaries of $12.9 million. The increase in international sales resulted from higher sales in several established markets in Europe, South America and Asia Pacific, which includes new sales generated by our new joint venture in India which began operations in the fourth quarter of 2007. The increases in these markets were partially offset by lower sales in the Middle East market. The increase in international sales is inclusive of an increase due to foreign currency fluctuations for the period ended September 30, 2008 of approximately $3.7 million.
     The increase in U.S. sales for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007 was a result of higher OEM sales, with substantially all of the sales increase coming from increased sales of engineered systems. The increase in sales in 2008 continues a trend we have seen in recent periods which we believe is due in substantial part to the favorable impact of transit funding under the Safe, Accountable, Flexible, Efficient, Transportation Equity Act — A Legacy for Users (“SAFETEA-LU”) and the favorable influence of high fuel prices on transit ridership. We believe the enactment of SAFETEA-LU and the record-high funding increases for transit, in addition to higher fuel prices, have led to an upturn in the U.S. market for many of our products.
     Our gross profit for the nine months ended September 30, 2008, of $19.3 million increased $6.5 million, or 51.2%, from $12.8 million for the nine months ended September 30, 2007. As a percentage of sales, our gross profit was 34.9% of our net sales for the nine months ended September 30, 2008, as compared to 31.2% for the nine months ended September 30, 2007. The increase in gross profit was attributed to an increase in foreign gross profits of $5.3 million and an increase in U.S. domestic gross profits of $1.2 million.
     The U.S. gross profit as a percentage of sales for the nine months ended September 30, 2008, was 35.9% as compared to 32.5% for the nine months ended September 30, 2007. Substantially all of the increase in sales in the U.S. in the first nine months of 2008 resulted from increased sales of engineered systems and related products, which yield higher margins than other products sold by the Company. As part of a workforce reduction implemented by the Company in the U.S. in the second quarter of 2007, direct production labor was reduced, resulting in a reduction of labor absorption costs in the first nine months of 2008 as compared to the same period in 2007. Additionally, a reduction of warranty expense included in cost of sales also contributed to higher gross profit in the first nine months of 2008 as compared to the first nine months of 2007. The decrease in warranty expense resulted primarily from warranty part returns and from the Company reversing warranty reserves previously recorded when a customer determined warranty work previously anticipated was no longer required.
     The international gross profit as a percentage of sales for the nine months ended September 30, 2008, was 34.3% as compared to 30.0% for the nine months ended September 30, 2007. Since the third quarter of 2007, the Company has been able to enter into new purchasing agreements with several major suppliers with more favorable pricing of component parts purchased by the Company. The lower pricing of component parts resulted in lower cost of sales in the first nine months of 2008. Additionally, reduced software amortization expense included in cost of sales contributed to the increase in gross profit in the first nine months of 2008. These reductions in cost of sales were partially offset by increased shipping costs, primarily due to shipments for sales in India, higher production costs in Brazil, as some production was outsourced to third-parties to help meet the increased sales demand in that market, and higher sales commissions in the first nine months of 2008.
     Selling, General and Administrative. Our SG&A expenses for the nine months ended September 30, 2008, of $13.9 million, increased $3.5 million or 34.1%, from $10.4 million for the nine months ended September 30, 2007. This increase is inclusive of an increase due to foreign currency exchange fluctuation of $860,000. As a percentage of our net sales, these expenses were 25.2% for the nine months ended September 30, 2008, and 25.4% for the nine months ended September 30, 2007. Overall, SG&A expenses have increased to support the needs of our domestic and international operations in achieving sales growth from 2007 to 2008. The most significant increase in SG&A expenses was due to increased personnel expenses resulting from an increase in personnel as well as salary and wage increases for current employees. In addition, SG&A expenses increased due to (1) increased marketing and business development costs, including increased trade show participation, as the Company strives to market the Company on a global basis, (2) increased travel costs resulting from our increased marketing and business development efforts as well as overall cost increases for travel activity, (3) increased public company costs, including board of director costs, public company reporting costs, investor relations, and audit fees, (4) increased consulting fees resulting primarily from the engagement of an investment banking firm to assist the Company with its strategic financial planning and the engagement of consultants to assist the Company in increasing sales in certain North American markets, (5) increased legal fees, inclusive of a settlement expense, attributable to the Company’s efforts to settle a legal matter in Australia (see Note 14 to the accompanying unaudited consolidated financial statements), (6) increased amortization of deferred finance costs in connection with new loan agreements entered into in the third quarter of 2008, (7) increased compensation expense recorded under SFAS 123R as a result of stock options issued in 2008, and (8) increased bad debt expense recorded to state certain accounts receivable of our Brazilian subsidiary at net realizable value. Additionally, our joint venture in India began operations in the fourth quarter of 2007 and additional SG&A expenses are now being incurred in support of that operation.
     Research and Development Expenses. Our research and development expenses of $723,000 for the nine months ended September 30, 2008, represented a decrease of $301,000, or 29.4%, from $1.0 million for the nine months ended September 30, 2007. This category of expense includes internal engineering personnel and outside engineering expense for software and hardware development, sustaining product engineering, and new product development. During the nine months ended September 30, 2008, salaries and related costs of certain engineering personnel who were used in the development of software met the capitalization criteria of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” The total amount of personnel and other expense capitalized in the nine months ended September 30, 2008, was $1.1 million as compared to $472,000 for the nine months ended September 30, 2007. In aggregate, research and development expenditures for the nine months ended September 30, 2008 were $1.8 million as compared to $1.5 million for the nine months ended September 30, 2007. This increase is attributable to the Company’s continued efforts to pursue technological enhancements to existing products and to develop new, technologically advanced products that will meet our customers’ needs. Product development based upon advanced technologies is one of the primary means by which management believes DRI differentiates itself from its competitors.
     Operating Income. Our operating income for the nine months ended September 30, 2008, increased $3.3 million from $1.3 million for the nine months ended September 30, 2007, to $4.6 million for the nine months ended September 30, 2008. The increase in operating income is due to higher sales and gross profit and lower research and development costs offset by higher SG&A expenses as previously described.
     Other Income, Foreign Currency Gain, and Interest Expense. Other income and expense increased $86,000 from $730,000 for the nine months ended September 30, 2007, to $816,000 for the nine months ended September 30, 2008, due to a decrease of $97,000 in other income, an increase of $138,000 in foreign currency gain, and an increase of $127,000 in interest expense. During the first six months of 2008, interest expense increased $13,000 compared to the first six months of 2007. During the first six months of 2008, interest expense of $54,000 was recorded to amortize the fair value of a beneficial conversion feature of a debenture that was converted to Common Stock. Additionally, in the first six months of 2008, interest expense increased due to increased borrowings and higher interest rates on debt of our international subsidiaries. These increases in interest expense were partially offset by decreased borrowings and lower interest rates on our domestic debt during the first six months of 2008. As more fully described in Notes 7 and 8 to the unaudited consolidated financial statements, the Company entered into new debt agreements in the third quarter of 2008 which increased its total outstanding debt. The increase in interest expense of $114,000 in the third quarter of 2008 is primarily due to the increase in outstanding debt under these new agreements.
     Income Tax Benefit (Expense). The Company’s income tax expense of $1.2 million for the nine months ended September 30, 2008 is primarily driven by income taxes due in foreign tax jurisdictions. The Company’s effective tax expense rate of 30.8% for the nine months ended September 30, 2008, differs from the expected statutory tax expense rate of 34% primarily due to a reduction of the valuation allowance on deferred tax assets offset partially by an increase in the provision for uncertain tax positions. The Company’s effective tax rate of 28.8% for the nine months ended September 30, 2007, differs from the expected statutory tax rate of 35% primarily due to a reduction of the valuation allowance on deferred tax assets partially offset by higher rates on earnings of foreign operations.
     Discontinued Operations. On April 30, 2007, we divested DAC, an operating segment which is reflected as discontinued operations in the accompanying consolidated financial statements. Income and losses from discontinued operations have been reported separately from continuing operations. Amounts reported in prior periods have been retroactively adjusted in the accompanying consolidated statements of operations to remove them from their historical classifications to conform to this presentation. Since the divestiture of DAC occurred on April 30, 2007, there is no income (loss) from discontinued operations reported in 2008, whereas four months’ results of operations are reported in 2007.
     Net Income (Loss) Applicable to Common Shareholders. The net change in our net income (loss) applicable to common shareholders for the nine months ended September 30, 2008 was an increase of $2.0 million from a net loss of $101,000 for the nine months ended September 30, 2007, to net income of $1.9 million for the nine months ended September 30, 2008.
Industry and Market Overview
     The Safe, Accountable, Flexible, Efficient, Transportation Equity Act — A Legacy for Users (“SAFETEA-LU”) is the primary program funding the U.S. public surface transit market at the federal level. SAFETEA-LU promotes the development of modern, expanded, intermodal public transit systems nationwide and also designates a wide range of tools, services, and programs intended to increase the capacity of the nation’s mobility systems. Enacted in August 2005, SAFETEA-LU guarantees a record level $52.6 billion in funding for public transportation through federal fiscal year 2009, including approximately $9.5 billion to fund federal transit programs in federal fiscal year 2008, a 5.8% increase over the amount appropriated for the prior year and an all-time high for federal public transit funding according to the American Public Transportation Association (“APTA”). SAFETEA-LU, for federal fiscal year 2009 (starting October 1, 2008) anticipates in excess of $10 billion for funding for public transportation. We believe SAFETEA-LU and the record-high funding increases for transit have significantly contributed to an upturn in the market for many of our products. We believe this upturn is a significant contributing factor in the increased revenue and improved operating results of the Company.
     SAFETEA-LU expires in September 2009 and is then due for re-authorization or replacement. The related follow-on legislation is in process of being drafted and the Company’s senior management is actively involved through it’s involvement in the industry trade association, APTA, which provides transit industry perspective in such matters. While there can be no guarantee of such, management expects that there will be follow-on legislation at least as favorable to that expiring. However, management believes it is likely that there will be a period of “Continuing Resolutions” extending the present SAFETEA-LU while any new legislation is prepared in the post-November 4, 2008 election of a new presidential administration and Congress. Management has also noted that, in November 4 ballot measures around the U.S., there were approximately 32 measures addressing various projects related to mass transit, which is the core served market of the Company. More than 70% of those measures were approved by voters and included approximately $75 billion in new funding for transit-related projects. The Company believes this to be an indicator of positive sentiment toward improved and expanded surface transportation systems and thus also to be an indicator of positive business opportunity for the Company in future periods.
     Our expanding international business, which represents approximately 60% of our total revenues during the first nine months of 2008, reflects continued strengthening of many of our traditional core served market segments as well as opening of new served-market sectors. The Company continues to seek opportunities to expand our presence internationally, both in current served markets and in new markets around the globe.
OUR LIQUIDITY AND CAPITAL RESOURCES
Cash Flows for the Nine Months Ended September 30, 2008 and 2007
     Our operating activities provided net cash of $1.1 million and $1.6 million for the nine months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008, primary uses of cash resulted from an increase in accounts receivable of $2.9 million due mostly to a significant increase in sales since the beginning of the year, an increase in other receivables of $52,000, an increase in inventories of $2.7 million to meet the needs of our increased backlog, an increase in prepaids and other current assets of $478,000, and payments made related to the foreign tax settlement. Sources of cash primarily resulted from net income of $2.1 million, a decrease in other assets of $4,000, an increase in accounts payable of $1.6 million consistent with the increase in inventories, and an increase in accrued expenses of $1.7 million due primarily to an increase in deferred revenue, accruals related to employee paid-time-off, and an accrual of a settlement expense in connection with a legal matter in Australia. Non-cash expense items totaling $2.1 million were primarily related to depreciation and amortization, uncertain tax positions, and minority interest.
     Our investing activities (used) provided cash of $(1.5 million) and $498,000 for the nine months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, the primary uses of cash were for expenditures relating to internally developed software and purchases of computer, test, and office equipment. We do not anticipate any significant change in expenditures for or sales of capital equipment in the near future.
     Our financing activities provided (used) net cash of $1.7 million and $(2.5 million) for the nine months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008, our primary sources of cash were from borrowings under new loan agreements and asset-based lending agreements for both our U.S. and our foreign subsidiaries. Our primary uses of cash for financing activities were payment of dividends, payments related to executing new financing arrangements, and repayment of borrowings under the asset-based lending agreements.
Significant Financing Arrangements
     The Company’s primary source of liquidity and capital resources has been from financing activities. As more fully described in Note 7 to the accompanying consolidated financial statements, at June 30, 2008, the Company entered into agreements with new and existing lenders to increase borrowing capacities to support the working capital needs of our current operations. The agreements with the new and existing lenders resulted in the following:
(1)	The existing line of credit with Laurus, which matured June 30, 2008, was replaced with a new line of credit under the PNC Agreement which increased borrowing capacity from $6.0 million to $8.0 million. The line of credit under the PNC Agreement matures June 30, 2011.

(2)	An additional $5.0 million in working capital was provided by the Term Loan under the BHC Agreement. The Term Loan matures June 30, 2011.

(3)	Borrowing capacity on Mobitec AB’s lines of credit under agreements with Handelsbanken was increased from approximately $2.4 million to approximately $3.6 million (based on September 30, 2008 currency exchange rates) and the basis on which borrowings are made under these credit agreements was increased to a maximum of 90% of total invoiced sales of Mobitec AB. These credit agreements renew annually on a calendar-year basis.

(4)	An additional $667,000 (based on September 30, 2008 currency exchange rates) in working capital was provided by the Mobitec Loan. The Mobitec Loan matures June 30, 2011.

(5)	Borrowing capacity on Mobitec GmbH’s line of credit under an agreement with Handelsbanken was increased from approximately $740,000 to approximately $1.3 million (based on September 30, 2008 currency exchange rates). This credit agreement has an open-ended term.
Management Conclusion
     The Company reported a profit for fiscal year 2007 and for the first nine months of 2008. Although the Company has reported profits in recent periods, due to the Company’s anticipation of having insufficient cash resources to make payment in full on the outstanding balance of our domestic line of credit with Laurus which matured June 30, 2008, there was substantial doubt about the Company’s ability to continue as a going concern. With the new financing arrangements discussed above and in Note 7 to the accompanying consolidated financial statements, we replaced the Laurus line of credit under an agreement with a new lender and increased borrowing capacities to support our ongoing operations. As a result, we believe our liquidity and capital resources are sufficient to support our expected working capital and capital expenditure requirements for the next twelve months.
Impact of Inflation
     We believe that inflation has not had a material impact on our results of operations for the nine months ended September 30, 2008 and 2007. However, there can be no assurance that future inflation would not have an adverse impact upon our future operating results and financial condition.

FORWARD-LOOKING STATEMENTS
     “Forward-looking” statements appear throughout this Quarterly Report. We have based these forward-looking statements on our current expectations and projections about future events. It is important to note our actual results could differ materially from those contemplated in our forward-looking statements as a result of various factors, including those described in Part II, Item 1A “Risk Factors” and in our 2007 Annual Report on Form 10-K in Item 7A, “Quantitative and Qualitative Disclosure About Market Risk,” as well as all other cautionary language in this Quarterly Report. In some cases, readers can identify forward-looking statements by the use of words such as “believe”, “anticipate”, “expect”, “opinion”, and similar expressions. Readers should be aware that the occurrence of the events described in these considerations and elsewhere in this Quarterly Report could have an adverse effect on the business, results of operations or financial condition of the entity affected.
Forward-looking statements in this Quarterly Report include, without limitation, the following statements regarding:
•	our ability to meet our capital requirements;

•	our ability to meet and maintain our existing debt obligations, including obligations to make payments under such debt instruments;

•	the sufficiency of our liquidity and capital resources to support current operations for the remainder of 2008;

•	our future cash flow position;

•	recent legislative action affecting the transportation and/or security industry;

•	future legislative action affecting the transportation and/or security industry;

•	the likelihood of current transit funding legislation being extended through current resolutions or future legislation;

•	changes in federal or state funding for transportation and/or security-related funding;

•	our opinion that mass transit projects and funding approved by voters in recent elections are a positive indicator of future business opportunities;

•	our future outlook with respect to the domestic and international markets for our products; and

•	our opinion that increased funding for transit security establishes a positive trend.
     This list is only an example of the risks that may affect the forward-looking statements. If any of these risks or uncertainties materialize (or if they fail to materialize), or if the underlying assumptions are incorrect, then actual results may differ materially from those projected in the forward-looking statements.
     Additional factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, without limitation, those discussed elsewhere in this Quarterly Report and in our 2007 Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our analysis, judgment, belief or expectation only as of the date of this Quarterly Report. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this Quarterly Report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no significant changes in the Company’s exposure to market risk since December 31, 2007. See Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 4T. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.
     Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.
Changes in Internal Control over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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
     Risks Related to Indebtedness, Financial Condition and Results of Operations
     Our substantial debt could adversely affect our financial position, operations and ability to grow. As of September 30, 2008, we had total debt of approximately $9.6 million. Included in this debt is $3.4 million under our domestic and European revolving credit facilities, a $222,000 loan due on June 30, 2009, a $5.0 million term loan due June 30, 2011, a $611,000 loan due on June 30, 2011, and loans of $473,000 with 180-day terms. Our domestic revolving credit facility had an outstanding balance of $2.2 million as of September 30, 2008. Our European revolving credit facilities have outstanding balances of $616,000 as of September 30, 2008 under agreements with a Swedish bank with expiration dates of December 31, 2008 and an outstanding balance of $603,000 as of September 30, 2008 under an agreement with a German bank with an open-ended term. Our substantial indebtedness could have adverse consequences in the future, including without limitation:
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
     Difficult conditions in the global capital markets and the economy generally may materially adversely affect our business and results of operations. The stress experienced by global capital markets that began in the second half of 2007 continued and substantially increased during the third quarter of 2008. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a possible recession. Initially, the concerns on the part of market participants were focused on the subprime segment of the mortgage-backed securities market. However, these concerns have since expanded to include a wide range of financial institutions and markets, asset classes and sectors. Domestic and international equity markets have also been experiencing heightened volatility and turmoil. These events and the continuing market upheavals may have an adverse effect on us, in part because we are dependent upon customer behavior. Our revenues could decline in such circumstances and our profit margins could erode. In addition, in the event of extreme prolonged market events, such as a global credit crisis, we could incur significant losses.
     Factors such as business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, could affect the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower business investment and lower government spending, the demand for our products could be adversely affected and thereby affect our revenues. The current market crisis has also raised the possibility of future legislative and regulatory actions in addition to the recent enactment of the Emergency Economic Stabilization Act of 2008 that could further impact our business. We cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business, results of operations and financial condition.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Pursuant to terms of an equity-based stock compensation plan approved by the Company’s shareholders, members of the Board of Directors and certain key executive managers of the Company may elect to be partially compensated in the form of Common Stock of the Company in lieu of cash compensation. Participation in the plan is available on a voluntary basis. The number of shares payable under this plan is determined by dividing the cash value of stock compensation by the higher of (1) the actual closing price on the last trading day of each month, or (2) the book value per share of the Company on the last day of each month. Fractional shares are rounded up to the next full share amount. During the three months ended September 30, 2008, the Company issued 9,091 shares to ten individuals under this plan at an average price of $2.44 per share in lieu of approximately $22,200 in cash compensation. Section 16 reports filed with the Securities and Exchange Commission include the actual prices at which shares were issued to each individual.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS
     None.
ITEM 5. OTHER INFORMATION
     On September 29, 2008, Digital Recorders, Inc., TwinVision of North America, Inc., DRI Corporation (collectively, “the Loan Parties”) and PNC Bank, National Association agreed to amend the PNC Agreement to revise the leverage ratio required to be maintained by the Loan Parties as of the end of each fiscal quarter as set forth below.

Fiscal Quarter Ending:	Leverage Ratio:
September 30, 2008	3.50 to 1.0
December 31, 2008	3.50 to 1.0
March 31, 2009	4.25 to 1.0
June 30, 2009	3.00 to 1.0
September 30, 2009	3.00 to 1.0
December 31, 2009	3.00 to 1.0
March 31, 2010 and each fiscal quarter ending thereafter	2.50 to 1.0
ITEM 6. EXHIBITS
     The following documents are filed herewith or have been included as exhibits to previous filings with the SEC and are incorporated herein by this reference:

Exhibit No.	Document
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference from the Company’s Registration Statement on Form S-3, filed with the SEC on December 23, 2003)

3.2	Articles of Amendment to Articles of Incorporation of the Company containing Certificate of Designation of Series E Redeemable Nonvoting Convertible Stock (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on November 12, 2003)

Exhibit No.	Document
3.3	Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series F Convertible Preferred Stock (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on April 14, 2004)

3.4	Articles of Amendment to the Articles of Incorporation of the Company containing Series AAA Preferred Stock Change in Quarterly Dividend Accrual and Conversion Price (incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2004)

3.5	Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series G Redeemable Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed on June 28, 2005)

3.6	Articles of Correction of Articles of Amendment to the Articles of Incorporation of the Company containing a correction to an error in the Amended Certificate of Designation of Series G Redeemable Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2005)

3.7	Articles of Amendment to the Articles of Incorporation of the Company containing an amendment to eliminate a staggered election of Board members (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2005)

3.8	Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series H Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed on November 4, 2005)

3.9	Articles of Amendment to Articles of Incorporation of the Company containing Certificate of Designation of Series I Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)

3.10	Amended and Restated Bylaws of the Company (incorporated herein by reference from the Company’s Registration Statement on Form SB-2)

3.11	Amendment to Amended and Restated Bylaws of the Company (incorporated herein by reference from the Company’s Proxy Statement for the Annual Meeting of Shareholders for fiscal year 2000, filed with the SEC on June 6, 2001)

3.12	Amended and Restated Bylaws of the Company (incorporated herein by reference to the Company’s Report on Form 8-K filed on September 18, 2006)

3.13	Amendment No. 1 to the Company’s Certificate of Designation with respect to its Series D Junior Participating Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on September 28, 2006)

3.14	Amendment to Bylaws of DRI Corporation, dated as of September 12, 2007 (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on September 14, 2007)

4.5	Rights Agreement, dated as of September 22, 2006, between the Company and American Stock Transfer & Trust Company, as Rights Agent, together with the following exhibits thereto: Exhibit A — Certificate of Designation of Series D Junior Participating Preferred Stock of Digital Recorders, Inc. and the Amendment to Certificate of Designation of Series D Junior Participating Preferred Stock of Digital Recorders, Inc.; Exhibit B — Form of Right Certificate; and Exhibit C — Summary of Rights to Purchase Shares (incorporated herein by reference to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 2, 2006)

4.6	Omnibus Amendment dated as of January 10, 2007, effective December 31, 2006, by and among the Company, TwinVision of North America, Inc., Digital Audio Corporation, Robinson-Turney International, Inc., and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s report on Form 8-K filed with the SEC on January 16, 2007)

Exhibit No.	Document

4.7	Amended and Restated Secured Term Note dated as of January 10, 2007, effective December 31, 2006, by and between the Company, TwinVision of North America, Inc., Digital Audio Corporation, Robinson-Turney International, Inc., and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on January 16, 2007)

4.8	Second Amended and Restated Registration Rights Agreement dated as of January 10, 2007, effective December 31, 2006, by and between the Company and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on January 16, 2007)

4.9	Certificate of Designation of Series J Convertible Preferred Stock of Digital Recorders, Inc. (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2007)

4.10	Warrant, dated as of June 30, 2008, issued by DRI Corporation to BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s report on Form 8-K/A filed with the SEC on August 13, 2008)

10.1	Secured Non-Convertible Revolving Note between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.2	Security Agreement (with Schedules) between the Company and Laurus Master Fund, Ltd. dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.3	Grant of Security Interest in Patents and Trademarks (with Schedules) between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.4	Stock Pledge Agreement (with Schedules) between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.5	Registration Rights Agreement between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.6	Common Stock Purchase Warrant between the Company and Laurus Master Fund, Ltd., dated March 16, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.7	Share Purchase Agreement between the Company and Transit Vehicle Technology Investments, Inc., dated March 21, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)

10.8	Stock Purchase Warrant between the Company and Transit Vehicle Technology Investments, Inc., dated March 21, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)

10.9	Registration Rights Agreement between the Company and Transit Vehicle Technology Investments, Inc., dated March 21, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)

10.10	Securities Purchase Agreement dated as of April 28, 2006, by and between Digital Recorders, Inc., TwinVision of North America, Inc., Digital Audio Corporation, and Robinson-Turney International, Inc., and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)

Exhibit No.	Document
10.11	Secured Term Note by Digital Recorders, Inc., TwinVision of North America, Inc., Digital Audio Corporation, and Robinson-Turney International, Inc., issued to Laurus Master Fund, Ltd., in the original principal amount of $1,600,000 (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)

10.12	Common Stock Purchase Warrant dated as of April 28, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)

10.13	Amended and Restated Registration Rights Agreement dated as of April 28, 2006, by and between Digital Recorders, Inc. and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)

10.14	Share Purchase Agreement, dated as of April 30, 2007, entered into by and among Dolphin Direct Equity Partners, LP, Digital Audio Corporation and Digital Recorders, Inc. (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 2007)

10.15	Waiver and Consent, dated as of April 30, 2007, entered into by and between Digital Recorders, Inc., TwinVision of North America, Inc., Digital Audio Corporation, Robinson-Turney International, Inc. and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 2007)

10.16	Form of Share Purchase Agreement, dated June 11, 2007, between Digital Recorders, Inc. and buyer of Series J Convertible Preferred Stock of Digital Recorders, Inc. with Schedule of Differences (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2007)

10.17	Form of Registration Rights Agreement, dated June 11, 2007, between Digital Recorders, Inc. and holder of Series J Convertible Preferred Stock of Digital Recorders, Inc. (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2007)

10.18	Promissory Note, dated April 30, 2007, by Dolphin Direct Equity Partners, LP issued to Digital Recorders, Inc. in the principal sum of $344,184.50 (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2007)

10.19	Executive Employment Agreement, effective July 1, 2007, by and between Mobitec GmbH and Mobitec AB and Oliver Wels (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 2008)

10.20	Extension Agreement, dated as of April 30, 2008 by and between DRI Corporation and Digital Audio Corporation. (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 6, 2008)

10.21	Agreement, dated as of June 30, 2008, by and between DRI Corporation and John D. Higgins (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.22	Revolving Credit and Security Agreement, dated as of June 30, 2008, by and among, PNC Bank, National Association, and Digital Recorders, Inc., TwinVision of North America, Inc. and DRI Corporation (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.22.1	Amendment No. 2 to Revolving Credit and Security Agreement, dated as of September 29, 2008, by and between, PNC Bank, National Association, and Digital Recorders, Inc., TwinVision of North America, Inc. and DRI Corporation (filed herewith)

10.23	Revolving Credit Note, dated as of June 30, 2008, issued by Digital Recorders, Inc., TwinVision of North America, Inc. and DRI Corporation to PNC Bank, National Association (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

Exhibit No.	Document
10.24	Loan and Security Agreement, dated as of June 30, 2008, by and among Digital Recorders, Inc., TwinVision of North America, Inc. and DRI Corporation, and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.24.1	First Amendment to the Loan and Security Agreement, dated as of July 30, 2008, by and among Digital Recorders, Inc., TwinVision of North America, Inc. and DRI Corporation, and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.25	Senior Secured Term Note, dated as of June 30, 2008, issued by Digital Recorders, Inc. and TwinVision of North America, Inc. to BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.26	Continuing Unconditional Guaranty, dated as of June 30, 2008, granted by DRI Corporation in favor of BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.27	Stock Pledge Agreement, dated as of June 30, 2008, by and between DRI Corporation and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.28	Trademark Security Agreement, dated as of June 30, 2008, by and between DRI Corporation and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.29	Trademark Security Agreement, dated as of June 30, 2008, by and between Digital Recorders, Inc. and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.30	Trademark Security Agreement, dated as of June 30, 2008, by and between TwinVision of North America, Inc. and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.31	Copyright Security Agreement, dated as of June 30, 2008, by and between Digital Recorders, Inc. and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.32	Copyright Security Agreement, dated as of June 30, 2008, by and between TwinVision of North America, Inc. and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.33	Patent Security Agreement, dated as of June 30, 2008, by and between Digital Recorders, Inc. and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.34	Undertaking Concerning Loan Payment — for purposes other than personal consumption, by and between Handelsbanken and Mobitec AB (English translation). (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.35	Instrument for Debt A — Loan for purposes other than personal consumption, by and between Handelsbanken, Mobitec AB (English translation). (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.36	Factoring Agreement by and between Handelsbanken and Mobitec AB (English translation). (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.37	EURO Short Term Loan Facility by and between Handelsbanken and Mobitec GmbH (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

Exhibit No.	Document
31.1	Section 302 Certification of David L. Turney (filed herewith)

31.2	Section 302 Certification of Stephen P. Slay (filed herewith)

32.1	Section 906 Certification of David L. Turney (filed herewith)

32.2	Section 906 Certification of Stephen P. Slay (filed herewith)

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRI CORPORATION

Signature: By:	/s/ Stephen P. Slay Stephen P. Slay
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:              November 14, 2008