Form 10-Q/A
period 2008-06-30
DRI CORP
filed 2009-03-31
CIK 853695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐     No ☑
     Indicate the number of shares outstanding of the Registrant’s Common Stock as of February 28, 2009:

Common Stock, par value $.10 per share (Class of Common Stock)	11,466,606 Number of Shares

DRI CORPORATION AND SUBSIDIARIES
EXPLANATORY NOTE
     DRI Corporation filed its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 with the SEC on August 14, 2008. On March 26, 2009 and as part of our year-end closing process and related audit our management, in consultation with our audit committee, concluded that the financial statements issued in the Form 10-Q for the quarter ended June 30, 2008 should no longer be relied upon because a portion of the revenue recognized on a multiple deliverable project in the second quarter of 2008 should have been deferred and recognized in the fourth quarter of 2008. Certain costs related to this revenue that were recognized in the second quarter should have been deferred to the fourth quarter as well. Although there was no affect on the consolidated statements of operations for the year ended December 31, 2008, these changes affect our consolidated statements of operations for the three and six months ended June 30, 2008. Accordingly, to reflect this adjustment in the statements of operations for the three and six month periods, we are filing this Amendment No. 1 to our Quarterly Report for the quarterly period ended June 30, 2008. The adjustment lowers our operating income and net income applicable to common shareholders for the three and six months ended June 30, 2008 by $209,000 and decreases our net income per diluted share by $.02 and $.02 for the three and six months ended June 30, 2008, respectively.
     This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 amends only the items listed below and only to reflect the adjustments discussed above. With respect to each item we are amending the quarterly report to delete the disclosure under that item contained in our Quarterly Report on Form 10-Q as amended, and to replace it in its entirety with the disclosure contained in this amendment, with the exception of Item 4, which supplements the original disclosure.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
DRI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share amounts)
(Unaudited)

		December 31, 2007
	June 30, 2008	(Note 1)
	Restated

ASSETS

Current Assets
Cash and cash equivalents	$1,476	$729
Trade accounts receivable, net	16,038	11,919
Current portion of note receivable	86	86
Other receivables	654	465
Inventories	11,611	9,603
Prepaids and other current assets	751	495

Total current assets	30,616	23,297

Property and equipment, net	3,458	2,890
Long-term portion of note receivable	258	258
Goodwill	11,842	11,033
Intangible assets, net	1,087	1,097
Deferred tax assets, net	10	56
Other assets	332	283

Total assets	$47,603	$38,914

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Lines of credit	$8,248	$6,043
Notes payable, net	—	500
Loans payable	817	391
Current portion of long-term debt	2	254
Current portion of foreign tax settlement	557	499
Accounts payable	8,064	6,246
Accrued expenses	5,411	3,681
Preferred stock dividends payable	22	18

Total current liabilities	23,121	17,632

Long-term debt and capital leases, long-term	18	14

Foreign tax settlement, long-term	962	1,043

Liability for uncertain tax positions	605	311

Minority interest in consolidated subsidiary	762	422

Commitments and contingencies (Notes 7 and 8)

Shareholders’ Equity
Series E Redeemable, Nonvoting, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 500 shares authorized; 80 and 85 shares issued and outstanding at June 30, 2008, and December 31, 2007, respectively; redeemable at the discretion of the Company at any time.	337	355
Series G Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 600 shares authorized; 426 and 410 shares issued and outstanding at June 30, 2008, and December 31, 2007, respectively; redeemable at the discretion of the Company after five years from date of issuance.	1,848	1,768
Series H Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 600 shares authorized; 61 and 59 shares issued and outstanding at June 30, 2008, and December 31, 2007, respectively; redeemable at the discretion of the Company after five years from date of issuance.	257	247
Series J Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 250 shares authorized; 90 shares issued and outstanding at June 30, 2008, and December 31, 2007; redeemable at the discretion of the Company at any time.	388	388
Series AAA Redeemable, Nonvoting, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 20,000 shares authorized; 166 and 172 shares issued and outstanding at June 30, 2008, and December 31, 2007, respectively; redeemable at the discretion of the Company at any time.	830	860
Common stock, $.10 par value, 25,000,000 shares authorized; 11,448,703 and 11,187,993 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively.	1,145	1,119
Additional paid-in capital	32,345	32,079
Accumulated other comprehensive income — foreign currency translation	5,698	4,570
Accumulated deficit	(20,713)	(21,894)

Total shareholders’ equity	22,135	19,492

Total liabilities, minority interest and shareholders’ equity	$47,603	$38,914

See accompanying notes to unaudited consolidated financial statements.

DRI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(In thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	Restated		Restated
Net sales	$19,103	$14,885	$36,128	$26,885
Cost of sales	12,560	10,352	23,553	18,675

Gross profit	6,543	4,533	12,575	8,210

Operating expenses
Selling, general and administrative	4,814	3,608	9,123	7,209
Research and development	237	363	524	695

Total operating expenses	5,051	3,971	9,647	7,904

Operating income	1,492	562	2,928	306

Other income (loss)	(114)	28	(22)	39
Foreign currency gain	1	45	164	21
Interest expense	(358)	(333)	(661)	(648)

Total other income and expense	(471)	(260)	(519)	(588)

Income (loss) from continuing operations before income tax (expense) benefit	1,021	302	2,409	(282)

Income tax (expense) benefit	(518)	57	(888)	23

Income (loss) from continuing operations before minority interest in (income) loss of consolidated subsidiary	503	359	1,521	(259)

Minority interest in (income) loss of consolidated subsidiary	(44)	(5)	(340)	20

Income (loss) from continuing operations	459	354	1,181	(239)
Loss from discontinued operations (Note 2)	—	(42)	—	(219)

Net income (loss)	459	312	1,181	(458)

Provision for preferred stock dividends	(75)	(68)	(149)	(144)

Net income (loss) applicable to common shareholders	$384	$244	$1,032	$(602)

Net income (loss) per share — basic
Continuing operations	$0.03	$0.03	$0.09	$(0.04)

Discontinued operations	$0.00	$(0.00)	$0.00	$(0.02)

Income (loss) per share applicable to common shareholders	$0.03	$0.02	$0.09	$(0.06)

Net income (loss) per share — diluted
Continuing operations	$0.03	$0.03	$0.09	$(0.04)

Discontinued operations	$0.00	$(0.00)	$0.00	$(0.02)

Income (loss) per share applicable to common shareholders	$0.03	$0.02	$0.09	$(0.06)

Weighted average number of common shares and common share equivalent outstanding
Basic	11,227,274	10,503,691	11,207,633	10,339,546

Diluted	11,610,692	11,434,320	12,646,895	10,339,546

See accompanying notes to unaudited consolidated financial statements.

DRI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 and 2007
(In thousands)

	Six Months Ended June 30,
	2008	2007
	Restated
Cash flows from operating activities
Net income (loss)	$1,181	$(458)
Loss from discontinued operations	—	(219)

Income (loss) from continuing operations	1,181	(239)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Deferred income taxes	76	(191)
Liability for uncertain tax positions	239	50
Depreciation and amortization of property and equipment	476	556
Amortization of intangible assets	79	63
Amortization of deferred financing costs	127	128
Amortization of the fair value of warrants	115	131
Amortization of beneficial conversion feature	54	—
Bad debt expense	57	54
Stock issued in lieu of cash compensation	41	21
Stock-based compensation expense	46	26
Write-down of inventory for obsolescence	4	41
Loss on sale of fixed assets	2	1
Other, primarily effect of foreign currency gain	(178)	(101)
Minority interest in income (loss) of consolidated subsidiary	340	(20)
Changes in operating assets and liabilities
Increase in trade accounts receivable	(3,467)	(2,147)
Increase in other receivables	(121)	(226)
(Increase) decrease in inventories	(1,607)	440
Increase in prepaids and other current assets	(243)	(8)
Decrease in other assets	4	—
Increase (decrease) in accounts payable	1,540	(402)
Increase in accrued expenses	1,588	1,836
Decrease in foreign tax settlement	(174)	(66)

Net cash provided by (used in) continuing operations	179	(53)
Net cash used in discontinued operations	—	(68)

Net cash provided by (used in) operating activities	179	(121)

Cash flows from investing activities
Proceeds from sale of fixed assets	—	41
Purchases of property and equipment	(234)	(131)
Investments in software development	(654)	(225)
Proceeds from sale of DAC	—	1,100

Net cash (used in) provided by investing activities	(888)	785

Cash flows from financing activities
Proceeds from bank borrowings and lines of credit	41,079	33,350
Principal payments on bank borrowings and lines of credit	(39,404)	(34,678)
Issuance of common stock	3	87
Proceeds from issuance of Preferred stock, net of costs	—	411
Payments related to new debt financing	(163)	—
Payment of dividends on Preferred stock	(55)	(60)

Net cash provided by (used in) financing activities	1,460	(890)

Effect of exchange rate changes on cash and cash equivalents	(4)	37

Net increase (decrease) in cash and cash equivalents	747	(189)

Cash and cash equivalents at beginning of period	729	611

Cash and cash equivalents at end of period	$1,476	$422

See accompanying notes to unaudited consolidated financial statements.

	Six Months Ended June 30,
	2008	2007
Supplemental disclosures of non-cash investing and financing activities:

Conversion of preferred stock to common stock	$55	$800

Fair value of warrants issued in connection with sale of preferred stock	$—	$23

Note receivable in connection with sale of DAC	$—	$344

Conversion of convertible subordinated debenture	$250	$—

Amortization of convertible subordinated debenture beneficial conversion feature	$54	$—

Purchase of equipment under capital lease obligation	$21	$—

Preferred stock dividends	$90	$90

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
(1) RESTATEMENT OF HISTORICAL FINANCIAL STATEMENTS
     The Company has restated its previously issued financial statements to correct an error related to the recognition of revenue and related costs. The Company’s transactions sometimes involve multiple elements (i.e., products, systems, installation and other services). Revenue under multiple element arrangements is recognized in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate elements based on their relative fair values (the relative fair value method). In cases in which there is objective and reliable evidence of the fair value of undelivered items in an arrangement but no such evidence for the delivered items, the amount of consideration allocated to the delivered items equals the total arrangement consideration less the aggregate fair value of the undelivered items. During our year-end audit it was determined that a portion of the revenue recognized on a multiple deliverable project in the second quarter of 2008 should have been deferred and recognized in the fourth quarter of 2008 under EITF No. 00-21. Certain costs related to this revenue that were recognized in the second quarter should have been deferred to the fourth quarter as well. These changes affect our consolidated statements of operations for the three and six months ended June 30, 2008. Accordingly, to reflect this adjustment in the statements of operations for the three and six month periods, we have restated our financial statements for those periods. The adjustment lowers our operating income and net income applicable to common shareholders for the three and six months ended June 30, 2008 by $209,000 and decreases our net income per diluted share by $.02 and $.02 for the three and six months ended June 30, 2008, respectively.
     The affect of the restatement on the Company’s consolidated financial statements for the three and six months ended June 30, 2008 is set forth below:

	June 30, 2008
	As Reported	As Restated
	(in thousands)
Balance Sheet changes:
Accrued expenses	$5,202	$5,411
Total current liabilities	22,912	23,121
Accumulated deficit	(20,504)	(20,713)
Total shareholders’ equity	22,344	22,135

	Three months ended
	June 30, 2008
	(in thousands)
Statement of Operations changes:
Net sales	19,403	19,103
Cost of sales	12,651	12,560
Gross Profit	6,752	6,543
Operating income	1,701	1,492
Income from continuing operations before income tax expense	1,230	1,021
Income from continuing operations before minority interest in income of consolidated subsidiary	712	503
Income from continuing operations	668	459
Net income	668	459
Net income applicable to common shareholders	593	384
Net income per basic share — continuing operations	$0.05	$0.03
Net income per basic share applicable to common shareholders	$0.05	$0.03
Net income per diluted share — continuing operations	$0.05	$0.03
Net income per diluted share applicable to common shareholders	$0.05	$0.03

	Six months ended
	June 30, 2008
	(in thousands)
Statement of Operations changes:
Net sales	36,428	36,128
Cost of sales	23,644	23,553
Gross Profit	12,784	12,575
Operating income	3,137	2,928
Income from continuing operations before income tax expense	2,618	2,409
Income from continuing operations before minority interest in income of consolidated subsidiary	1,730	1,521
Income from continuing operations	1,390	1,181
Net income	1,390	1,181
Net income applicable to common shareholders	1,241	1,032
Net income per basic share — continuing operations	$0.11	$0.09
Net income per basic share applicable to common shareholders	$0.11	$0.09
Net income per diluted share — continuing operations	$0.11	$0.09
Net income per diluted share applicable to common shareholders	$0.11	$0.09

	Six months ended
	June 30, 2008
	(in thousands)
Statement of Cash Flows changes:
Net income	1,390	1,181
Income from continuing operations	1,390	1,181
Increase in accrued expenses	1,379	1,588
(2) BASIS OF PRESENTATION AND DISCLOSURE
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

(3) DISCONTINUED OPERATIONS
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

	Three Months Ended June 30,	Six Months Ended June 30,
	2007	2007
	(In thousands)	(In thousands)
Net sales	$72	$239

Loss before income tax expense	(42)	(219)
(4) GOODWILL AND OTHER INTANGIBLE ASSETS
     The change in goodwill from December 31, 2007 to June 30, 2008 of $809,000 is due to foreign exchange rate fluctuation.
(5) INVENTORIES

	June 30,	December 31,
	2008	2007
	(In thousands)

Raw materials and system components	$7,709	$6,496
Work in process	429	176
Finished goods	3,473	2,931

Total inventories	$11,611	$9,603

(6) PROPERTY AND EQUIPMENT

	Estimated
	Depreciable	June 30,	December 31,
	Lives (years)	2008	2007
		(In thousands)

Leasehold improvements	5 — 9	$278	$278
Automobiles	5	13	16
Computer and telecommunications equipment	3	948	857
Software	3 — 5	4,786	4,434
Test equipment	3 — 5	126	123
Furniture and fixtures	3 — 7	3,032	2,730
Software projects in progress		1,236	668

		10,419	9,106
Less accumulated depreciation and amortization		6,961	6,216

Total property and equipment, net		$3,458	$2,890

(7) ACCRUED EXPENSES

	June 30,	December 31,
	2008	2007
	(In thousands)

Salaries, commissions, and benefits	$1,870	$1,429
Taxes — payroll, sales, income, and other	1,359	1,020
Warranties	466	491
Current portion of capital leases	29	23
Interest payable	247	172
Deferred revenue	1,051	303
Other	389	243

Total accrued expenses	$5,411	$3,681

(8) LINES OF CREDIT, NOTES PAYABLE AND LOANS PAYABLE
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

(9) LONG-TERM DEBT
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

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands, except share amounts)
Net income (loss) applicable to common shareholders	$384	$244	$1,032	$(602)
Effect of dilutive securities on net income (loss):
Convertible debt	5	5	10	—
Convertible preferred stock	—	2	95	—

Net income (loss) applicable to common shareholders, assuming conversions	$389	$251	$1,137	$(602)

Weighted average shares oustanding — Basic	11,227,274	10,503,691	11,207,633	10,339,546
Effect of dilutive securities on shares outstanding:
Options	64,492	15,366	48,256	—
Warrants	94,151	481,148	50,931	—
Convertible debt	224,775	206,612	226,024	—
Convertible preferred stock	—	227,503	1,114,051	—

Weighted average shares outstanding — Diluted	11,610,692	11,434,320	12,646,895	10,339,546

     The calculation of weighted average shares outstanding excludes 1,408,060 and 1,585,589 stock options and warrants for the three months ended June 30, 2008 and 2007, respectively, and 1,630,110 stock options and warrants for the six months ending June 30, 2008, because these securities would not have been dilutive for these periods due to the fact that the exercise prices were greater than the average market price of our Common Stock for these periods. The calculation of weighted average shares outstanding excludes preferred stock convertible into 1,593,793 and 483,357 shares of common stock for the three and six months ended June 30, 2008, respectively, and preferred stock convertible into 1,411,577 shares of common stock for the three months ended June 30, 2007, because they are anti-dilutive. The calculation of weighted average shares outstanding for the diluted calculation excludes potentially dilutive securities aggregating 3,950,631 for the six months ended June 30, 2007, since, due to the net loss in that period, such securities would have been anti-dilutive.
(12) COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) for the three and six months ended June 30, 2008 and 2007 consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
	(In thousands)		(In thousands)
Net income (loss)	$459	$312	$1,181	$(458)
Foreign currency translation adjustment	124	367	1,128	164

Total comprehensive income (loss)	$583	$679	$2,309	$(294)

(13) SEGMENT AND GEOGRAPHIC INFORMATION
     DRI conducts its operations in one business segment. Accordingly, the accompanying consolidated statements of operations report the results of operations of that operating segment and no separate disclosure is provided herein. Geographic information for continuing operations is provided below. Long-lived assets include net property and equipment and other assets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
	(In thousands)		(In thousands)

Net sales — continuing operations
North America	$7,697	$8,377	$14,455	$14,371
Europe	5,908	3,320	11,059	6,941
Asia-Pacific	2,313	1,068	4,687	2,116
Middle East	377	669	602	967
South America	2,808	1,451	5,325	2,490

	$19,103	$14,885	$36,128	$26,885

	June 30,
	2008 (Unaudited)	December 31, 2007
	(In thousands)

Long-lived assets — continuing operations
North America	$1,759	$1,345
Europe	1,704	1,538
Asia-Pacific	46	44
South America	281	246

	$3,790	$3,173

(14) INCOME TAXES
     As a result of its net operating loss carryforwards, the Company has significant deferred tax assets. SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), requires a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The Company’s total deferred tax assets as of June 30, 2008, are $7.3 million and its deferred tax valuation allowance is $7.2 million. In addition, as a result of its equity transactions during 2004, the Company has determined its ability to use its net operating loss carryforwards and related tax benefits in any single year is limited under the Internal Revenue Code.
     As a result of intercompany sales that give rise to uncertain tax positions related to transfer pricing, during the three and six months ended June 30, 2008, the Company recorded additions to its liability for unrecognized tax benefits of $134,000 and $239,000, respectively. These additions, if recognized, would affect the effective tax rate.
     The Company’s effective tax expense rate of 36.9% for the six months ended June 30, 2008, differs from the expected statutory tax expense rate of 34% primarily due to an increase in the provision for uncertain tax positions and an increase in the valuation allowance on deferred tax assets partially offset by lower overall tax rates on income in foreign tax jurisdictions. The Company’s effective tax (benefit) rate of (8.2)% for the six months ended June 30, 2007, differs from the expected statutory tax (benefit) rate of (35)% primarily due to higher rates on earnings of foreign operations offset by a reduction of the valuation allowance on deferred tax assets.

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
Results of Operations
     Management reviews a number of key indicators to evaluate the Company’s financial performance, including net sales, gross profit and selling, general and administrative expenses. The following table sets forth the percentage of our revenues represented by certain items included in our Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.7	69.5	65.2	69.5

Gross profit	34.3	30.5	34.8	30.5

Operating expenses:
Selling, general and administrative	25.2	24.4	25.3	26.8
Research and development	1.2	2.4	1.5	2.6

Total operating expenses	26.4	26.8	26.8	29.4

Operating income	7.9	3.7	8.0	1.1
Other income and expense	(2.5)	(1.7)	(1.4)	(2.2)

Income (loss) from continuing operations before income tax (expense) benefit	5.4	2.0	6.6	(1.1)
Income tax (expense) benefit	(2.7)	0.4	(2.5)	0.1

Income (loss) from continuing operations before minority interest in (income) loss of consolidated subsidiary	2.7	2.4	4.1	(1.0)
Minority interest in (income) loss of consolidated subsidiary	(0.2)	(0.03)	(0.9)	0.1

Income (loss) from continuing operations	2.5	2.4	3.2	(0.9)
Loss from discontinued operations	—	(0.3)	—	(0.8)

Net income (loss)	2.5%	2.1%	3.2%	(1.7)%

COMPARISON OF OUR RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007
     Net Sales and Gross Profit. Our net sales for the three months ended June 30, 2008, increased $4.2 million or 28.3%, from $14.9 million for the three months ended June 30, 2007, to $19.1 million for the three months ended June 30, 2008. The increase resulted from higher sales by our foreign subsidiaries of $5.1 million offset by a decrease in U.S. domestic sales of $862,000.
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
     Our gross profit for the three months ended June 30, 2008 of $6.5 million, increased $2.0 million, or 44.3%, from $4.5 million for the three months ended June 30, 2007. As a percentage of sales, our gross profit was 34.3% of our net sales for the three months ended June 30, 2008 as compared to 30.5% for the three months ended June 30, 2007. The increase in gross profit was attributed to an increase in foreign gross profits of $2.3 million and a decrease in U.S. domestic gross profits of $324,000.
     The U.S. gross profit as a percentage of sales for the three months ended June 30, 2008 was 33.6% as compared to 34.0% for the three months ended June 30, 2007. The Company had lower warranty costs in second quarter 2008 as compared to second quarter 2007 and also had lower cost of sales in second quarter 2008 as a result of a reduction of expense recorded to adjust obsolescence reserves on inventories. The Company’s mix of product sales can vary from year to year and quarter to quarter. In the second quarter of 2008, the mix of product resulted in slightly higher material cost of sales when compared to the product mix of second quarter 2007 sales, which partially offset the decreases for lower warranty costs and lower inventory obsolescence adjustments to inventory.
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
     Selling, General and Administrative. Our selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2008, of $4.8 million, increased $1.2 million, or 33.4%, from $3.6 million for the three months ended June 30, 2007. This increase is inclusive of an increase due to foreign currency exchange fluctuation of $382,000. As a percentage of our net sales, these expenses were 25.2% for the three months ended June 30, 2008, and 24.4% for the three months ended June 30, 2007. The increase in SG&A expenses is primarily due to (1) increased salaries, wages and benefits due to an increase in personnel and salary and wage increases for current employees as well as an increase in accruals for estimated incentive compensation for fiscal year 2008, (2) increased marketing and business development costs, including increased trade show participation, as the Company strives to market the Company on a global basis, (3) increased travel costs resulting from our increased marketing and business development efforts as well as overall cost increases for travel activity and (4) increased consulting fees resulting primarily from the engagement of an investment banking firm in the third quarter of 2007 to assist the Company with its strategic financial planning. Additionally, our joint venture in India began operations in the fourth quarter of 2007 and additional SG&A expenses are now being incurred in support of that operation. Management believes that, as sales increase, these expenses will decrease as a percentage of sales. However, in terms of absolute dollars, SG&A expenses may increase in future periods due to expansion into other geographic areas, the introduction of new products and services, and the effects of foreign currency exchange fluctuations.
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
     Operating Income. The net change in our operating income for the three months ended June 30, 2008, was an increase of $930,000 from net operating income of $562,000 for the three months ended June 30, 2007, to net operating income of $1.5 million for the three months ended June 30, 2008. The increase in operating income is due to higher sales and gross profit and lower research and development costs offset by higher SG&A expenses as previously described.
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
     Net Income Applicable to Common Shareholders. The net change in net income applicable to common shareholders for the three months ended June 30, 2008, was an increase of $140,000 from net income of $244,000 for the three months ended June 30, 2007, to net income of $384,000 for the three months ended June 30, 2008.

COMPARISON OF OUR RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
     Net Sales and Gross Profit. For the six months ended June 30, 2008, sales increased $9.2 million, or 34.4%, from $26.9 million for the six months ended June 30, 2007, to $36.1 million for the six months ended June 30, 2008. The increase resulted from higher U.S. domestic sales of $118,000 and higher sales from our foreign subsidiaries of $9.1 million. The increase in international sales resulted from higher sales in several established markets in Europe, South America and Asia Pacific, which includes new sales generated by our new joint venture in India which began operations in the fourth quarter of 2007. The increases in these markets were partially offset by lower sales in the Middle East market. The increase in international sales is inclusive of an increase due to foreign currency fluctuations for the period ended June 30, 2008 of approximately $2.7 million.
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
     Our gross profit for the six months ended June 30, 2008, of $12.6 million increased $4.4 million, or 53.2%, from $8.2 million for the six months ended June 30, 2007. As a percentage of sales, our gross profit was 34.8% of our net sales for the six months ended June 30, 2008, as compared to 30.5% for the six months ended June 30, 2007. The increase in gross profit was attributed to an increase in foreign gross profits of $3.9 million and an increase in U.S. domestic gross profits of $457,000.
     The U.S. gross profit as a percentage of sales for the six months ended June 30, 2008, was 36.1% as compared to 33.1% for the six months ended June 30, 2007. Substantially all of the increase in sales in the U.S. in the first six months of 2008 resulted from increased sales of engineered systems and related products, which yield higher margins than other products sold by the Company. As part of a workforce reduction implemented by the Company in the U.S. in the second quarter of 2007, direct production labor was reduced, resulting in a reduction of labor absorption costs in the first six months of 2008 as compared to the same period in 2007. Additionally, a reduction of warranty expense included in cost of sales also contributed to higher gross profit in the first six months of 2008 as compared to the first six months of 2007. The decrease in warranty expense resulted primarily from warranty part returns and from the Company reversing warranty reserves previously recorded when a customer determined warranty work previously anticipated was no longer required.
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
     Selling, General and Administrative. Our selling, general and administrative expenses for the six months ended June 30, 2008, of $9.1 million, increased $1.9 million or 26.6%, from $7.2 million for the six months ended June 30, 2007. This increase is inclusive of an increase due to foreign currency exchange fluctuation of $673,000. As a percentage of our net sales, these expenses were 25.3% for the six months ended June 30, 2008, and 26.8% for the six months ended June 30, 2007. The increase in SG&A expenses is primarily due to (1) increased salaries, wages and benefits due to an increase in personnel and salary and wage increases for current employees as well as an increase in accruals for estimated incentive compensation for fiscal year 2008, (2) increased marketing and business development costs, including increased trade show participation, as the Company strives to market the Company on a global basis, (3) increased travel costs resulting from our increased marketing and business development efforts as well as overall cost increases for travel activity, (4) increased audit and tax fees related to the audit of our 2007 year-end financial statements and (5) increased consulting fees resulting primarily from the engagement of an investment banking firm in the third quarter of 2007 to assist the Company with its strategic financial planning. Additionally, our joint venture in India began operations in the fourth quarter of 2007 and additional SG&A expenses are now being incurred in support of that operation.

     Research and Development Expenses. Our research and development expenses of $524,000 for the six months ended June 30, 2008, represented a decrease of $171,000, or 24.6%, from $695,000 for the six months ended June 30, 2007. This category of expense includes internal engineering personnel and outside engineering expense for software and hardware development, sustaining product engineering, and new product development. During the six months ended June 30, 2008, salaries and related costs of certain engineering personnel who were used in the development of software met the capitalization criteria of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” The total amount of personnel and other expense capitalized in the six months ended June 30, 2008, was $654,000 as compared to $225,000 for the six months ended June 30, 2007. In aggregate, research and development expenditures for the six months ended June 30, 2008 were $1.2 million as compared to $920,000 for the six months ended June 30, 2007. This increase is attributable to the Company’s continued efforts to pursue technological enhancements to existing products and to develop new, technologically advanced products that will meet our customers’ needs. Product development based upon advanced technologies is one of the primary means by which management believes DRI differentiates itself from its competitors.
     Operating Income. Our operating income for the six months ended June 30, 2008, increased $2.6 million from $306,000 for the six months ended June 30, 2007, to $2.9 million for the six months ended June 30, 2008. The increase in operating income is due to higher sales and gross profit and lower research and development costs offset by higher SG&A expenses as previously described.
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
     Net Income (Loss) Applicable to Common Shareholders. The net change in our net income (loss) applicable to common shareholders for the six months ended June 30, 2008 was an increase of $1.6 million from a net loss of $602,000 for the six months ended June 30, 2007, to net income of $1.0 million for the six months ended June 30, 2008.
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
OUR LIQUIDITY AND CAPITAL RESOURCES
Cash Flows for the Six Months Ended June 30, 2008 and 2007
     Our operating activities provided (used) net cash of $179,000 and $(121,000) for the six months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008, primary uses of cash resulted from an increase in accounts receivable of $3.4 million due mostly to a significant increase in sales since the beginning of the year, an increase in other receivables of $121,000, an increase in inventories of $1.6 million to meet the needs of our increased backlog, an increase in prepaids and other current assets of $243,000, and payments made related to the foreign tax settlement. Sources of cash primarily resulted from net income of $1.2 million, a decrease in other assets of $4,000, an increase in accounts payable of $1.5 million consistent with the increase in inventories, and an increase in accrued expenses of $1.6 million due primarily to an increase in deferred revenue and accruals related to employee paid-time-off. Non-cash expense items totaling $1.5 million were primarily related to depreciation and amortization, and minority interest.
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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Background. On August 14th, we filed our Quarterly Report on Form 10-Q for the period ended June 30, 2008. Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, as of the end of the period covered by this report.
Based on this evaluation, the Company’s principal executive officer and principal financial officer previously concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, were recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. This determination took into account certain material weaknesses that were identified as of December 31, 2007, the details of which are contained in the original report filed on Form 10-Q for the period ended June 30, 2008, all of which we believed had been remediated as of June 30, 2008.
Identification of Prior Material Weaknesses. On March 26, 2009 and as part of our year-end closing process and related audit, our management, in consultation with our audit committee, concluded that the financial statements issued in the Form 10-Q for the period ended June 30, 2008 should no longer be relied on because a portion of the revenue recognized on a multiple deliverable project in the second quarter of 2008 should have been deferred and recognized in the fourth quarter. Certain costs related to this revenue that were recognized in the second quarter should have been deferred to the fourth quarter as well. As a result, we noted the following material weakness in our internal control over financial reporting on March 26, 2009:
•	Procedures were not in place to provide adequate evaluation and documentation of multiple deliverable revenue transactions to ensure revenue was properly recognized according to GAAP

Additionally, during management’s evaluation of the Company’s internal control over financial reporting as of December 31, 2008, we identified several deficiencies in the design and effectiveness of internal control over financial reporting at Mobitec Ltda, our 50%-owned subsidiary located in Brazil that, when considered in combination, indicate a material weakness. The control deficiencies identified resulted from the following:

•	Inadequate implementation of formal policies and procedures and, where control processes have been implemented, inadequate documentation to provide evidence that such processes are operating effectively.
Our Subsequent Conclusions. As a result of the identification of these material weaknesses, our Chief Executive Officer and Chief Financial Officer have subsequently concluded that the material weaknesses described above existed as of June 30, 2008. As a result, we have concluded that we did not maintain effective internal control over financial reporting as of June 30, 2008. For these reasons, we now conclude that our disclosure controls and procedures were not effective as of June 30, 2008.
The Company continually reviews its disclosure controls and procedures and makes changes, as necessary, to ensure the quality of its financial reporting. As detailed below, the Company has implemented certain additional controls that it believes will significantly reduce the potential for similar issues to arise in the future
Changes in Internal Control over Financial Reporting
     In connection with the material weakness in internal control over financial reporting detailed above, the following remediation actions have been taken by or are planned to be taken by the Company to reduce the risk of a similar material weakness occurring in the future:

•	Management is updating procedures whereby a thorough evaluation of multiple deliverable transactions is reviewed by management with the proper skill and experience levels necessary to ensure revenue is recognized and accounted for in accordance with GAAP.

•	Implementation of formal policies and procedures at Mobitec Ltda which will include the necessary level of documentation to ensure internal controls are designed and operating effectively at all times.

PART II — OTHER INFORMATION
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

DRI CORPORATION
Signature:	/s/ Stephen P. Slay
	By:	Stephen P. Slay
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
	Date:	March 31, 2009