Form 10-K
period 2008-12-31
DRI CORP
filed 2009-03-31
CIK 853695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission file number 000-28539
DRI CORPORATION
(Exact name of Registrant as specified in its Charter)

North Carolina (State or other jurisdiction of incorporation or organization)	56-1362926 (I.R.S. Employer Identification Number)

13760 Noel Road, Suite 830
Dallas, Texas 75240
(Address of principal executive offices, Zip Code)

Registrant’s telephone number, including area code:
(214) 378-8992

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Each Exchange on Which Registered)

Common Stock, $.10 Par Value	The NASDAQ Capital Market®

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act of 1934:  Yes ☐     No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: :  Yes ☐     No ☑

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2008 was approximately $30,025,540.

Indicate the number of shares outstanding of the Registrant’s Common Stock as of February 28, 2009:

Common Stock, par value $.10 per share (Class of Common Stock)	11,466,606 Number of Shares

DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates certain information by reference from the Registrant’s definitive proxy statement, which will be filed on or before April 30, 2009, for the Annual Meeting of Shareholders to be held on or before June 2, 2009.

FORWARD-LOOKING STATEMENTS

“Forward-looking” statements appear throughout this Annual Report. We have based these forward-looking statements upon our current expectations and projections about future events. It is important to note our actual results could differ materially from those contemplated in our forward-looking statements as a result of various factors, including those described in Item 1A “Risk Factors” as well as all other cautionary language in this Annual Report. Readers should be aware that the occurrence of the events described in these considerations and elsewhere in this Annual Report could have an adverse effect on the business, results of operations or financial condition of the entity affected.

Forward-looking statements in this Annual Report may include, without limitation, the following:

•	Statements regarding our ability to meet our capital requirements;

•	Statements regarding our ability to meet and maintain our existing debt obligations, including obligations to make payments under such debt instruments;

•	Statements regarding our future cash flow position;

•	Statements regarding our ability to obtain lender financing sufficient to meet our working capital requirements;

•	Statements about our efforts to manage and effect certain cost reductions;

•	Statements regarding the timing or amount of future revenues;

•	Statements regarding product sales in future periods;

•	Statements regarding the effectiveness of any of management’s strategic objectives or initiatives or the implications thereof on our shareholders, creditors, or other constituencies;

•	Statements regarding expected results;

•	Statements regarding current trends and indicators;

•	Statements regarding our ability to comply with Section 404 of the Sarbanes-Oxley Act of 2002;

•	Statements regarding recent legislative action affecting the transportation and/or security industry, including, without limitation, the Safe, Accountable, Flexible, Efficient, Transportation Equity Act — A Legacy for Users, and any successor legislation, and the American Recovery and Reinvestment Act of 2009 and their impact on the Company’s results of operations;

•	Statements regarding changes in federal or state funding for transportation and/or security-related funding;

•	Statements regarding current conditions in the global capital markets and the global economy and their impact on the Company’s results of operation;

•	Statements regarding possible growth through acquisitions;

•	Statements regarding future sources of capital to fund such growth, including sources of additional equity financing;

•	Statements regarding anticipated advancements in technology related to our products and services;

•	Statements regarding future product and service offerings;

•	Statements regarding the success of product and service introductions;

•	Statements regarding the ability to include additional security features to existing products and services;

•	Statements regarding the potential positive effect such additional security features may have on revenues;

•	Statements regarding the expected contribution of sales of new and modified security related products to our profitability;

•	Statements regarding future events or expectations including the expected timing of order deliveries;

•	Statements regarding the expected customer acceptance of products;

•	Statements regarding potential benefits our security features may have for our customers;

•	Statements regarding the success of special alliances with various product partners;

•	Statements regarding the availability of alternate suppliers of the component parts required to manufacture our products;

•	Statements regarding our intellectual property rights and our efforts to protect and defend such rights; and

•	Statements that contain words like “believe,” “anticipate,” “expect” and similar expressions that are used to identify forward-looking statements.

Readers should be aware that all of our forward-looking statements are subject to a number of risks, assumptions and uncertainties, such as but not limited to, (and in no particular order):

•	Risks that we may not be able to meet our capital requirements;

•	Risks that we may not be able to meet and maintain our debt obligations, including obligations to make payments under such debt instruments;

•	Risks regarding our future cash flow position;

•	Risks that we may be unable to obtain lender financing sufficient to meet our working capital requirements;

•	Risks that we may not be able to effect desired and planned reductions in certain costs;

•	Risks that management’s strategic objectives or initiatives may not be effective;

•	Risks that assumptions behind future revenue timing or amounts may not prove accurate over time;

•	Risks that current trends and indicators may not be indicative of future results;

•	Risks that we may lose customers or that customer demand for our products and services may decline;

•	Risks that there will be reductions in federal and/or state funding for the transportation and/or security industry;

•	Risks that current legislative action affecting the transportation and/or security industry may not have a favorable impact on the Company’s results of operations;

•	Risks that we may be unable to grow through acquisitions;

•	Risks that we may be unable to secure additional sources of capital to fund growth, including the inability to secure additional equity or lender financing;

•	Risks that future technological advances may not occur when anticipated or that future technological advances will make our current product and service offerings obsolete;

•	Risks that potential benefits our security products may have for our customers do not materialize;

•	Risks that we will be unable to meet expected timing of order deliveries;

•	Risks that product and service offerings may not be accepted by our customers;

•	Risks that product and service introductions may not produce desired revenue results;

•	Risks that we may be unable to create meaningful security product features in either new or existing products;

•	Risks regarding the uncertainties surrounding our anticipated success of special alliances with various product partners;

•	Risks that we may be unable to address and remediate any deficiencies in our internal controls over financial reporting and/or our disclosure controls;

•	Risks that insufficient internal controls over financial reporting may cause us to fail to meet our reporting obligations, result in material misstatements in our financial statements, and negatively affect investor confidence;

•	Risks that our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 could fail to be successful;

•	Risks that we may be unable to obtain alternate suppliers of our component parts if our current suppliers are no longer available or cannot meet our future needs for such parts; and

•	Risks that our efforts to protect and defend our intellectual property rights will not be sufficient.

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

You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room, 100 F Street, NE, Washington, D.C. 20549-0102. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Securities and Exchange Commission.

PART I

Item 1.	Business

General

In this Annual Report on Form 10-K, we refer to DRI Corporation as “DRI”, “the Company”, “us”, “we” and “our.” DRI was incorporated in March 1983 as Digital Recorders, Inc. and became a public company through an initial public offering in November 1994. In June 2007, our shareholders approved changing the Company’s name to DRI Corporation. DRI’s common stock, $.10 par value per share (“Common Stock”), trades on the NASDAQ Capital Market® under the symbol “TBUS.”

Prior to 2007, DRI had historically operated within two major business segments: (1) the transportation communications segment and (2) the law enforcement and surveillance segment. In April 2007, the Company’s Digital Audio Corporation subsidiary, which comprised all of the operations of the law enforcement and surveillance segment, was divested. Accordingly, the Company currently operates within one major business segment.

Through its business units and wholly owned subsidiaries, DRI designs, manufactures, sells, and services information technology products either directly or through manufacturers’ representatives or distributors. DRI produces passenger information communication products under the Talking Bus®, TwinVision®, VacTelltm and Mobitec® brand names, which are sold to transportation vehicle equipment customers worldwide. The Talking Bus®, VacTelltm and TwinVision® brands are sold in the United States (“U.S.”) and Canada. Net sales in these two countries represent 40% of total net sales split 72% in the U.S. and 28% in Canada. Long-lived assets within the U.S. include 63% of all long-lived assets and are all owned by our U.S. businesses. The Mobitec® brand, which represents 60% of total net sales, is sold in the Nordic market in Sweden, Norway, Denmark, and Finland, in several countries in the European market including Germany, France, Poland, UK, Spain, and Hungary, in the South American market, primarily in Brazil, and in the Asia-Pacific and Middle-East markets. Long-lived assets within the Nordic market include 31% of all long-lived assets and are all owned by our subsidiaries in Europe. All other long-lived assets within the remaining markets account for approximately 6% of the total long-lived assets. See the accompanying consolidated financial statements and notes to consolidated financial statements for geographical information regarding the Company’s sales and long-lived assets.

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

U.S. Operations

Our current U.S.-based operations consist of the following subsidiaries.

•	Digital Recorders, Inc. (“DR”), based in the Research Triangle Park area of North Carolina, was established in September 1983. DR operated as a business unit of the Company under the name “Digital Recorders” until August 2007, at which time it was incorporated as a wholly-owned subsidiary of the Company. DR primary products include: computer aided dispatch Global Positioning Satellite (“GPS”) tracking; automatic vehicle location (“AVL”) systems; VacTelltm video surveillance security systems; automatic vehicle monitoring (“AVM”) systems; and Talking Bus® automatic voice announcement systems. Some of these products feature security related functionality. DR’s customers include transit operating agencies, commercial transportation vehicle operators, and manufacturers of those vehicles primarily in the U.S. and Canada.

•	TwinVision of North America, Inc. (“TVna”), a wholly owned subsidiary of DRI based in the Research Triangle Park area of North Carolina, was established by DRI in May 1996. TVna designs,

manufactures, sells, and services electronic destination sign systems used on transit and transportation rail, bus and van vehicles. Some of these products include security related functionality. TVna’s customers include transit operating agencies, commercial transportation vehicle operators, and manufacturers of those vehicles primarily in the U.S. and Canada.

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

International Operations

In June 2001, we significantly expanded our geographic reach by acquiring Mobitec AB, based in Göteborg, Sweden. Mobitec AB is part of DRI-Europa AB, our corporate framework for international operations that also includes Mobitec GmbH, Mobitec Pty Ltd, our 50% share of Mobitec Ltda., and our 51% share of Castmaster Mobitec India Private Limited. Together, these subsidiaries primarily serve the European, Nordic, Far Eastern, Middle Eastern, South American, Australian, and Asian-Pacific markets.

Our current international operations include the following subsidiaries:

•	DRI-Europa AB, based in Göteborg, Sweden, is a wholly owned subsidiary of DRI that was established in February 2001 to serve as the umbrella organizational structure for DRI’s international operations.

•	Mobitec GmbH (formerly known as Transit-Media GmbH) was established in 1995 and acquired by DRI in April 1996. Following the acquisition of Mobitec GmbH in June 2001, Transit-Media GmbH was merged with Mobitec GmbH in January 2002 and the combined company became Transit Media-Mobitec GmbH (“TM-M”). In the fourth quarter of 2005, TM-M was renamed Mobitec GmbH. Mobitec GmbH, based in Ettlingen, Germany, is a wholly owned subsidiary of DRI-Europa AB. Mobitec GmbH primarily produces, sells and services Mobitec® products. Mobitec GmbH’s customers include transit operating agencies, commercial transportation vehicle operators, and the manufacturers of those vehicles in select European, Asian-Pacific, and Middle-Eastern markets.

•	Mobitec AB, a wholly owned subsidiary of DRI-Europa AB based in Göteborg, Sweden, was established in 1987 and acquired by DRI in June 2001. Based upon our internal market share calculations, we believe Mobitec AB holds the largest market share of electronic destination sign systems in the Nordic markets. In addition to serving the Nordic markets, Mobitec AB also has sales and service offices in Germany and Australia, as well as a 50% owned subsidiary in Brazil, Mobitec Brazil Ltda. Mobitec AB’s customers include transit operating agencies, commercial transportation vehicle operators, and the manufacturers of those vehicles in the Nordic and select European markets. Mobitec AB also owns 51% of the Castmaster Mobitec India Private Limited joint venture located in India.

•	Mobitec Pty Ltd, a wholly owned subsidiary of Mobitec AB based in Peakhurst NSW, Australia, was established in 2000 and acquired by DRI in June 2001 as part of the Mobitec AB acquisition. Mobitec Pty Ltd imports and sells complete Mobitec® electronic destination sign systems primarily within the Australian market. Based upon our internal market share calculations, we believe Mobitec Pty Ltd holds a majority market share in the Australian market.

•	Mobitec Brazil Ltda, a 50% owned subsidiary of Mobitec AB based in Caxias do Sul, Brazil, was established in 1996. Our 50% interest was acquired by DRI in June 2001 as part of the Mobitec AB acquisition. Mobitec Brazil Ltda is engaged in manufacturing, selling and servicing electronic destination sign systems to OEM bus manufacturers, and some end customer operating authority customers primarily in South America. Its products are also shipped throughout Mexico, the Caribbean, and the Middle East. The remaining 50% share of Mobitec Brazil Ltda is owned by the Company’s Brazilian

Managing Director. Mobitec AB, through its representation on a supervisory board, has controlling authority over Mobitec Brazil Ltda.

•	Castmaster Mobitec India Private Limited (“Castmaster Mobitec”), which began operations in the fourth quarter of 2007, is a joint venture between Mobitec AB and Castmaster Enterprises Private Limited, a company incorporated in India. Mobitec AB owns 51% of Castmaster Mobitec, which is based in Delhi, India. Castmaster Mobitec has exclusive rights to produce, sell and service Mobitec® destination sign systems in India and selected markets in that region.

Divestiture of Digital Audio Corporation

On April 30, 2007 (the “Closing Date”), the Company and its wholly-owned subsidiary Digital Audio Corporation (“DAC”) entered into a Share Purchase Agreement with Dolphin Direct Equity Partners, LP (“Dolphin”), a Delaware limited partnership, pursuant to which Dolphin acquired all of DAC’s issued and outstanding shares of common stock. Dolphin is an affiliate of Dolphin Offshore Partners, L.P., the beneficial owner of 9.9% of our issued and outstanding Common Stock as of the Closing Date. Additionally, pursuant to terms of the Share Purchase Agreement, the Company retained the exclusive right to purchase DAC’s products for resale in the United States for the two-year period following the Closing Date.

DAC comprised all of the operations of the law enforcement and surveillance segment reported by the Company prior to divestiture. Accordingly, the Company’s continuing operations consist of only one operating segment, the transportation communications segment.

Industry and Market Overview

The digital communications technology market in transit and transportation applications as served by DRI developed because of several factors. In the past, that market was influenced by the Americans With Disabilities Act (“ADA”), the Clean Air Act, the Intermodal Surface Transportation Efficiency Act (“ISTEA”) and related legislation, intelligent transportation systems initiatives, and the need to enhance fleet flexibility. The ADA initially accelerated the trend toward systems for automatic next-stop announcements by requiring that fixed-route transit systems announce major stops and transfer points to assist visually challenged passengers. However, a more fundamental and long-term impetus for the development of this market is the need to provide improved passenger information and customer services to operators and riders of public and private transit and transportation vehicles as well as to provide fleet management and security services. DRI’s electronic information display systems,, automatic voice announcement and vehicle locating systems provide transit systems’ customers with next stop, transfer point, route and destination information, vehicle location and operational condition information, and public service announcements, as well as security related functionality in certain instances. On the public side of this market, in the U.S., in addition to state, local, and regional grants and “fare-box” income, transit operating authorities can normally apply to the U.S. Federal Transit Administration (“FTA”) for grants covering up to approximately 80% of funding for certain equipment purchases with the remainder of product acquisition funding being provided by state and local sources. Additionally, more recently, funds have been allocated in the American Recovery and Reinvestment Act of 2009 to assist transit system operators in securing additional equipment such as that which we supply. This funding is available at 100% of the procured item contracted value. In the international markets, funding comes from a variety of sources including federal, local, and regional grants as well as local operating “fare-box” income. Privately funded users of DRI’s transit communications sector products include rental car shuttle vehicles and tourist vehicle operators.

In the U.S., in August, 2005, the Safe, Accountable, Flexible, Efficient, Transportation Equity Act — A Legacy for Users (“SAFETEA-LU”), was signed into law by President Bush and is the primary program funding the U.S. public surface transit market at the federal level. SAFETEA-LU promotes the development of modern, expanded, intermodal public transit systems nationwide and also designates a wide range of tools, services, and programs intended to increase the capacity of the nation’s mobility systems. SAFETEA-LU guarantees a record level $52.6 billion in funding for public transportation through fiscal year 2009. Under SAFETEA-LU, in 2008, federal funding for public transportation was approximately $9.5 billion and in 2009, federal public transportation funding increased to approximately $10.3 billion. Further, the American Recovery and Reinvestment Act of 2009 included $8.4 billion reserved for U.S. public transportation infrastructure projects, of which approximately $6.9 billion is authorized especially for use in our core served market. We believe the enactment of SAFETEA-LU, and the American Recovery and Reinvestment Act of 2009, which constitute record-high funding for transit, have led to a favorable and increasing market for most of our products. This has been further propelled, in our opinion, by generally increasing ridership on transit systems worldwide.

SAFETEA-LU expires in September 2009 and is then due for re-authorization or replacement. Follow-on legislation to SAFETEA-LU is currently in process of being drafted. The Company’s senior management is involved in development of the new legislation through active participation in the American Public Transportation Association (“APTA”), the industry trade association, which provides transit industry perspective in such matters. While there can be no guarantee of such, management expects that there will be follow-on legislation at least as favorable to that expiring. However, management also believes it is likely that there will be a period of continuing resolutions extending SAFETEA-LU while new legislation is being developed by the new presidential administration and Congress. Management has also noted that, in November 2008 ballot measures around the U.S., there were approximately 32 measures addressing various projects related to mass transit, which is the core served market of the Company. More than 70% of those measures were approved by voters and included approximately $75 billion in new funding for transit-related projects. The Company believes this, as well as the new funding under the American Recovery and Reinvestment Act of 2009, to be an indicator of positive sentiment toward improved and expanded surface transit and transportation systems and thus also to be an indicator of positive business opportunity for the Company in future periods.

Management is optimistic about the Company’s prospects in the international transit and transportation markets. Our expanding international business, which represents approximately 60% of our total revenue in 2008, reflects continued strengthening of many of our traditional core served market segments as well as opening of new served-market sectors. We continue to seek opportunities to expand our presence internationally, both in current served markets and in new markets around the globe. We recently announced the receipt of large international orders from vehicle manufacturers under contracts with end-customers in the United Arab Emirates, India, Belgium, and Australia which we believe evidence continued growth in our served markets. Additionally, we recently announced our entry into the Russian transit market. We believe the Russian market has the potential to provide growth to our operating results in 2010 and beyond.

Management has not detected any significant impact on our operating plans for 2009 as a direct result of present global economic issues. Certain foreign markets have recently shown indication of slow-down that could impact our operating plans beyond 2009. However, relative to the business operating plans for the next twelve months, the impact, if any, is believed to be negligible. Though we can give no assurances that our business will not ultimately be impacted by such issues in the future, we believe long-term market drivers for the global transit industry, which include traffic grid-lock, high fuel prices, environmental issues, economic issues and the need to provide safe and secure transportation systems, suggest a favorable trend and environment for DRI.

While as much as 80% of certain major capital expenditures in the U.S. can be funded federally in most instances, federal funding accounts for less than 20% of all funding in the U.S. market. The remainder comes from a combination of state and local public funds and passenger “fare-box” revenue. However, even though federal funding is a relatively low share of the total, its presence, absence or uncertainty, in our opinion, has a far larger impact on the market than the 20% might imply. Funding for markets outside of the U.S. comes from a variety of sources. These sources vary widely from region-to-region and from period-to-period but include combinations of local, regional, municipal, federal, and private entities or funding mechanisms as well as funds generated by collection of fares.

The automatic voice announcement systems market served by DRI’s DR subsidiary emerged primarily because of ADA legislation. DR was among the pioneers to develop automatic voice announcement technology including GPS tracking and triggering. DR’s Talking Bus® system met favorable acceptance in terms of concept, design, and technology, and was acknowledged to be ADA compliant. That regulatory-driven acceptance has evolved and grown into a basic customer service consideration. We believe that about 60% of all new bus vehicles in North America contained automatic voice announcement systems in recent years. We expect this percentage to increase over the next several years as automatic voice announcement systems reduce cost, decrease in maintenance cost and complexity, integrate to deliver other features and services, and become more distinctly perceived as a form of customer service. To date, our DR subsidiary has had minimal international sales. Management believes DR holds a significant U.S. market share in stand-alone (as opposed to similar functionality included in larger integrated information system installations) automatic voice announcement systems.

Enhancement and expansion of the AVL and AVM capabilities of DR’s DR-600 Talking Bus® system has enabled DRI to expand the market it serves to include fleet management (“Engineered Systems”) services for operators and users of transit vehicle systems. An outcome of this is the ability to provide more and better information to the users of transit systems by placing real-time current vehicle location information at passenger boarding locations and vehicle operating efficiency and vehicle health information at operational headquarters and other strategic locations. Additionally, this capability is emerging as a form of security risk mitigation for our customers. It is in this area of our business that we form alliances with others in order to enhance our market capability and access. Furthering security features and security related transit products, DR rolled-out VacTelltm video actionable intelligence solutions in the latter part of 2005. VacTelltm combines well-established Digital Recorders® on- and off-vehicle location and monitoring products with advanced digital video recording and wireless communications technologies to deliver the ability to enhance management of security events.

The electronic destination sign system market served by TVna, Mobitec AB, Mobitec GmbH, Mobitec Pty Ltd, Mobitec Brazil Ltda, and Castmaster Mobitec is highly competitive. Growth of this business is closely tied to overall market growth, increased market share, or technological advances. A significant portion of transit buses in operation worldwide have some form of electronic destination sign system. We estimate approximately 98% of those systems in the U.S. are electronic. The percentage of buses with electronic destination sign systems varies greatly among geographic international markets, with some markets as high as 98% and some markets as low as 5%. We estimate approximately 50% of destination sign systems in all international markets are electronic and believe this percentage is trending upward. We believe that TVna holds a significant market share in the U.S., while Mobitec AB holds a majority market share in the Nordic market and Mobitec AB, through subsidiaries, holds significant market share in the majority of its primary geographic served markets.

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

In DRI’s electronic destination sign systems market, management views Luminator Holding L.P. (“Luminator”), an operating unit of Mark IV Industries, Inc., as its principal competitor. Clever Devices Ltd. is the most significant competitor in the domestic automatic voice announcement systems market. In the engineered systems market, management considers INIT GmbH, Continental AG, and the former TMS subsidiary of Orbital Sciences, now owned by ACS, to be DRI’s most significant competitors. Numerous other competitors exist, particularly in the international markets, and most tend to serve discrete territories. Of the international competitors, those comprising the majority of competitive market shareholdings are LLE, Luminator, Hanover Displays, Gorba, INIT, Continenta, , and ACS. All of these except ACS, Luminator, and Hanover Displays are based in Central Europe. Hanover Displays is based in the United Kingdom with the majority market share there, as well as sales in selected regions of the continental European market. ACS and Luminator are based in the U.S.

Products and Product Design

DRI’s current products include:

•	DR600tm, a vehicle logic unit for buses that provides automatic vehicle monitoring, automatic vehicle location, and automatic vehicle schedule adherence communication systems and programs, generally including GPS triggering of product features;

•	GPS tracking of vehicles;

•	Talking Bus® next stop automatic voice announcement system and next stop internal signage;

•	A Software Suite that provides modules for customized transit applications including computer-aided dispatch, automatic vehicle location, vehicle monitoring, wireless data exchange, and Central Recording Station;

•	Transit Arrival Signs and software;

•	Airport Shuttle Automatic Vehicle Location products and Arrival Signs;

•	Integration of and with vehicle sub-systems including destination signs, fare collection, automatic passenger counters, engine controllers, transmission, multiplexer, etc.;

•	TwinVision® all-LED (light-emitting diode) electronic destination sign systems;

•	TwinVision® Chromatic Series family of color electronic destination sign systems;

•	TwinVision® Smart Series family of electronic destination sign systems;

•	ELYSÉ® and Central Recording Station software;

•	Mobitec® electronic destination sign systems and electronic information display systems; and

•	VacTelltm video surveillance, recording and actionable intelligence products.

The Digital Recorders systems enable voice-announced transit vehicle stops, GPS-based automatic vehicle location, automatic vehicle monitoring, and other passenger information, such as next stop, transfer point, route and destination information, and public service announcements. The vehicle locating and monitoring aspect of this product further provides security-related capabilities. These systems can be used in transit buses and vans, light rail vehicles, trains, subway cars, people movers, monorails, airport vehicles and tour buses, as well as other private and commercial vehicles. Compliant with industry-recognized standards, the system uses an open architecture, computer-based microprocessor electronics system design including interoperability with third-party equipment. The open architecture design permits expansion to customer size requirements and integration with other electronic systems. Wireless 802.11x data exchange is available. This system, as well as all of DRI’s products, is designed to meet the severe operating demands of temperature, humidity, shock, vibration, and other environmental conditions found in typical transit applications.

DRI’s electronic destination sign system products, which are generally known by the TwinVision® and Mobitec® brand names, represent technologically advanced products pioneered by our RTI, Mobitec GmbH, TVna, and Mobitec AB subsidiaries. The product line includes various models covering essentially all popular applications. Where applicable, these products adhere to ADA requirements and function under industry-recognized standards. They each possess an open architecture, microprocessor-based design. In 2000, TVna and Mobitec GmbH introduced an all-LED, solid-state product. The all-LED product dominates sales of destination sign systems in North America and in the international markets, while prior generation, mechanical “flip-dot” or “flip-dot/LED” products, accounts for a declining percentage of sales by DRI’s international subsidiaries. As the name implies, the “all-LED” product provides improved illumination and eliminates moving parts, thereby delivering better readability and lowered maintenance expenses.

In 2001, TVna and Mobitec GmbH introduced the TwinVision® Chromatic Series, including TwinVision® Chroma I and TwinVision® Chroma IV, which offers DRI’s customers greater color “route identification” flexibility and message display options for electronic destination signage. These products incorporate colorized route capabilities while retaining electronic destination sign system message display advantages for the color-vision impaired. In 2008, TVna introduced the TwinVision® All-LED Smart Series and TwinVision® Chromatic Smart Series. The Smart Series products feature a more advanced processing system that has been integrated with the Company’s all-LED and Chromatic Series electronic destination sign systems. Utilizing state-of-the-art processors to monitor system health and solid-state LED devices to provide extremely bright messages with wide-angle visibility both day and night, the products help reduce fleet maintenance costs and system diagnostic times, as well as deliver improved message displays.

Message programming for all electronic destination sign system products is accomplished via proprietary ELYSÉ® software developed by Mobitec GmbH and refined by TVna, or similar companion software developed by Mobitec AB. Programming is accomplished through such means as PCMCIA memory card download, USB devices and certain wireless capabilities.

In January 2001, DR entered into a license agreement with the University of Washington to use certain technology developed by the Intelligent Transportation Systems Research program at the University under the names “BusView” and “MyBus.” The technology, some of which we have integrated with the Talking Bus® system, enables transit system users to access information about the vehicle they wish to board, such as schedule data, via the internet. This technology, combined with DRI’s internal developments, is helping extend DR’s product offerings into automatic vehicle location, fleet management, automatic vehicle monitoring, and off-vehicle passenger information markets and security. Under the license agreement with the University of Washington, the Company pays royalties for use of the technology. The royalties paid are not significant to the Company’s results of operations.

Marketing and Sales Organization

DRI’s products are marketed by in-house sales and marketing personnel, commissioned independent sales representatives, and by distributors or dealers in selected limited circumstances as appropriate for each business unit and market segment. Marketing and sales activities include database marketing; selective advertising; direct contact selling; publication of customer newsletters; participation in trade shows and industry conventions; and cooperative activities with systems integrators and alliance partners on a selective basis.

Management regularly evaluates alternative methods of promoting and marketing DRI’s products and services. Web site and internet-based marketing techniques currently serve to assist marketing and sales efforts, but the custom-specification, request-for-quote nature of DRI’s markets does not lend itself to full-scale, internet-driven marketing and sales efforts.

Customers

We had one major customer (defined as those customers to which we made sales greater than 10% of DRI’s total sales) in 2008 and continue to generate a significant portion of our sales from a relatively small number of key customers. In 2008, 2007 and 2006, our top five customers accounted for 33.4%, 21.3%, and 27.4%, respectively, of total annual sales. These key customers, the composition of which may vary from year to year, are primarily transit bus original equipment manufacturers. We sell our products to a limited set of customers and can experience concentration of revenue with related credit risk. Loss of one or more of these key customers could have an adverse material impact on the Company.

Seasonality and Fluctuation in Results

DRI’s sales are not generally “seasonal” in nature. However, a significant portion of sales for each product line is made, either directly or indirectly, to government or publicly funded entities. In addition, many sales to transit original equipment manufacturers are themselves related to sales by those manufacturers to government or publicly funded entities. In general, due to project funding availability considerations being somewhat tied to governmental agencies in some instances, we may occasionally experience the appearance of seasonality-like movement in revenue. In the U.S., the federal government and many state and local governments operate on an October to September fiscal year. Several key international government customers operate on an April to March fiscal year. In addition, government agencies occasionally have a tendency to purchase infrequently and in large quantities, creating uneven demand cycles throughout the year. These cycles generate periods of relatively low order activity as well as periods of intense order activity. This fluctuation in ordering tends to make sales patterns uneven and make it difficult to forecast quarter-to-quarter and year-to-year results.

Sales to DRI customers are characterized by relatively larger contracts and lengthy sales cycles that generally extend for a period of two months to 24 months. The majority of sales of the Company’s products and services are recognized upon physical shipment of products and completion of the service, provided all accounting criteria for recognition have been met. Sales and revenues for projects involving multiple elements (i.e., products, services, installation and other services) are recognized under specific accounting criteria based on the products and services delivered to the customer and the customer’s acceptance of such products and services. Sales and revenues from more complex or time-spanning projects within which there are multiple deliverables including products, services, and software are recognized based upon the facts and circumstances unique to each project. This generally involves recognizing sales and revenue over the life of the project based upon (1) meeting specific delivery or performance criteria; or, (2) the percentage of project completion achieved in each accounting period.

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

Backlog

DRI’s backlog as of December 31, 2008, was $9.9 million compared to $12.0 million as of December 31, 2007, and $8.4 million as of December 31, 2006. Fluctuations in backlog can occur and generally are due to: (1) timing of the receipt of orders; (2) order cycle fluctuations arising from the factors described under the heading “Seasonality and Fluctuation in Results”; and (3) the extent of long-term orders in the marketplace. DRI currently anticipates that it will deliver all, or substantially all, of the backlog as of December 31, 2008, during fiscal year 2009.

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

In 2008, TVna introduced the TwinVision® All-LED Smart Series and TwinVision® Chromatic Smart Series. The Smart Series products feature a more advanced processing system that has been integrated with the Company’s all-LED and Chromatic Series electronic destination sign systems. Utilizing state-of-the-art processors to monitor system health and solid-state LED devices to provide extremely bright messages with wide-angle visibility both day and night, the products help reduce fleet maintenance costs and system diagnostic times, as well as deliver improved message displays.

Continuing technology leadership in the DR subsidiary, which was a pioneer in GPS-based voice annunciation, we further enhanced the Digital Recorders product to expand functionality. DR’s main research and development projects in recent periods centered on the DR600tm vehicle logic unit for bus automatic vehicle monitoring, automatic vehicle location and automatic vehicle schedule adherence communication systems and programs.

Research and development activities continued in all product areas during 2008. Research and development expenses were $974,000 in 2008, $1.1 million in 2007, and $1.5 million in 2006. During 2008, as in prior years, salaries and related costs of certain engineering personnel who were used in the development of software met the capitalization criteria of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” The total amount of personnel and other expense capitalized in 2008 was $1.5 million as compared to capitalization of $669,000 and $201,000 for such costs for the years ended December 31, 2007 and 2006, respectively. In 2008, the Company stepped-up its efforts to develop more technologically advanced products that would meet our customers’ needs and which we believe would provide an advantage over our competitors’ products. We increased our engineering resources in 2008, which allowed us to execute our plan to increase these development efforts. We believe the technological advances to our products resulting from these increased capitalized development projects will generate increased revenues for us in future periods. In aggregate, research and development expenditures in 2008 were $2.5 million as compared to aggregate expenditures of $1.8 million and $1.7 million in 2007 and 2006, respectively. This increase in aggregate research and development expenditures is attributable to the Company’s continued efforts to pursue technological enhancements to existing products and to develop new, technologically advanced products that will meet our customers’ needs. Product development based upon advanced technologies is one of the primary means by which management believes DRI differentiates itself from its competitors.

Because we believe technological advances are necessary to maintain and improve product lines and, thus, market position, we expect to continue to invest in research and development activities in future periods. Due to our research and development spending, we may experience fluctuations in operating results since costs may be incurred in periods prior to the related or resulting sales. Additionally, technological advances increase the potential for existing products to become obsolete. The Company takes technological advances into consideration when evaluating the carrying amount of its inventory on a period-to-period basis.

Manufacturing Operations

Our principal suppliers generally are ISO (or substantial equivalent) certified contract-manufacturing firms that produce DRI-designed equipment. DR also performs part of its assembly work in-house purchasing major components and services from several suppliers in the U.S.

TVna purchases display components and assemblies for electronic destination sign systems from multiple companies in the U.S., Europe, and Asia. We generally assemble these products, and some related subassemblies, in-house. Domestic production is compliant with “Buy-America” regulations.

Mobitec AB produces the majority of the products it sells, as well as products for sales of Mobitec GmbH, Mobitec Pty, and Castmaster Mobitec in Herrljunga, Sweden. It purchases raw materials, components, and assemblies primarily from suppliers located in the Nordic, Asian and European markets.

Mobitec Brazil Ltda produces its products in Caxias do Sul, Brazil. It purchases raw materials, components and assemblies from companies in Europe, LEDs from DRI’s other subsidiaries and suppliers in Asia, and the remainder primarily from various local suppliers in Brazil.

Customer Service

We believe our commitment to customer service has enhanced the customer’s opinion of DRI compared to our competitors. Our plan is to continue defining and refining our service-oriented organization as a sustainable competitive advantage.

Proprietary Rights

We currently own four design patents and have a combination of trademarks, copyrights, alliances, trade secrets, nondisclosure agreements, and licensing agreements to establish and protect our ownership of, and access to, proprietary and intellectual property rights as well as patent applications. Our attempts to keep the results of our research and development efforts proprietary may not be sufficient to prevent others from using some or all of such information or technology. By “designing around” our intellectual property rights, our competitors may be able to offer similar functionality provided by our products without violating our intellectual property rights. We have registered our Digital Recorders®, Talking Bus®, TwinVision®, Mobitec®, ELYSÉ®, DR500C+®, DR600®, and VacTelltm trademarks, as well as other trademarks, logos, slogans, taglines, and trade names with the U.S. Patent and Trademark Office and, where appropriate, with similar governmental agencies abroad.

We intend to pursue new patents and other intellectual property rights protection methods covering technology and developments on an on-going basis. We also intend to use our best efforts to maintain the integrity of our trademarks, logos, slogans, taglines, trade names, and other proprietary names, as well as to protect them from unauthorized use, infringement, and unfair competition.

Employees

As of December 31, 2008, DRI employed 212 people, of which 83 were employed domestically and 129 were employed internationally. Of the 83 domestic employees, 4 were employed in our Dallas corporate administrative office. Although European subsidiaries include some limited work-place agreements, DRI employees are not covered by any collective bargaining agreements and management believes its employee relations are good. We believe future success will depend, in part, on our continued ability to attract, hire, and retain qualified personnel.

Item 1A.	Risk Factors

Many of the risks discussed below have affected our business in the past, and many are likely to continue to do so. These risks may materially adversely affect our business, financial condition, operating results or cash flows, or the market price of our Common Stock.

Risks Related to Indebtedness, Financial Condition and Results of Operations

Our substantial debt could adversely affect our financial position, operations and ability to grow.  As of December 31, 2008, we had total debt of approximately $9.6 million. Included in this debt is $3.7 million under our domestic and European revolving credit facilities, a $193,000 loan due on June 30, 2009, a $5.0 million term loan due June 30, 2011, a $483,000 loan due on June 30, 2011, and loans of $526,000 with 180-day terms. Our domestic revolving credit facility had an outstanding balance of $1.6 million as of December 31, 2009 and matures on June 30, 2011. Our European revolving credit facilities have outstanding balances of $1.3 million as of December 31, 2008 under agreements with a Swedish bank with expiration dates of December 31, 2009 and an outstanding balance of $837,000 as of December 31, 2008 under an agreement with a German bank with an open-ended term. Our substantial indebtedness could have adverse consequences in the future, including without limitation:

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

Future cash requirements or restrictions on cash could adversely affect our financial position, and an event of default under our outstanding debt instruments could impair our ability to conduct business operations.  The following items, among others, could require unexpected future cash payments, limit our ability to generate cash or restrict our use of cash:

•	triggering of certain payment obligations, or acceleration of payment obligations, under our revolving credit facilities and loan agreements;

•	costs associated with unanticipated litigation relating to our intellectual property or other matters;

•	taxes due upon the transfer of cash held in foreign locations; and

•	taxes assessed by local authorities where we conduct business.

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

Difficult conditions in the global capital markets and the economy generally may materially adversely affect our business and results of operations.  The stress experienced by global capital markets that began in the second half of 2007 continued and substantially increased during 2008. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated a recession and fears of a possible depression. Initially, the concerns on the part of market participants were focused on the subprime segment of the mortgage-backed securities market. However, these concerns have since expanded to include a wide range of financial institutions and markets, asset classes and sectors. Domestic and international equity markets have also been experiencing heightened volatility and turmoil. These events and the continuing market upheavals may have an adverse effect on us, in part because we are dependent upon customer behavior. Our revenues could decline in such circumstances and our profit margins could erode. In addition, in the event of extreme prolonged market events, such as a global credit crisis, we could incur significant losses.

Factors such as business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, could affect the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower business investment and lower government spending, the demand for our products could be adversely affected and thereby affect our revenues. In the U.S., the current market crisis has led to the enactment of the Emergency Economic Stabilization Act of 2008 and, more recently, the American Recovery and Reinvestment Act of 2009. We cannot predict what impact, if any, such legislative actions will have on our business, results of operations and financial condition.

Risks Related to Our Operations and Product Development

A significant portion of our sales is derived from sales to a small number of customers. If we are not able to obtain new customers or repeat business from existing customers, our business could be seriously harmed.  We sell our products to a limited and largely fixed set of customers and potential customers. We sell primarily to original equipment manufacturers and to end users such as municipalities, regional transportation districts, transit agencies, federal, state and local departments of transportation, and rental car agencies. In 2008, 2007 and 2006, our top five customers accounted for 33.4%, 21.3%, and 27.4%, respectively, of total annual sales.

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

We depend on third parties to supply components we need to produce our products.  Our products and solutions are dependent upon the availability of quality components that are procured from third-party suppliers. Reliance upon suppliers, as well as industry supply conditions, generally involves several risks, including the possibility of defective parts (which can adversely affect the reliability and reputation of our products), a shortage of components and reduced control over delivery schedules (which can adversely affect our manufacturing efficiencies and timing of deliveries to customers) and increases in component costs (which can adversely affect our profitability).

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

Many of our customers rely, to some extent, on government funding, which subjects us to risks associated with governmental budgeting and authorization processes.  A majority of our sales address end customers having some degree of national, federal, regional, state, or local governmental-entity funding. These governmental-entity funding mechanisms are beyond our control and often are difficult to predict. Further, general budgetary authorizations and allocations for state, local and federal agencies can change for a variety of reasons, including general economic conditions, and have a material adverse effect on us. SAFETEA-LU, which is the primary program funding the U.S. public surface transit market at the federal level expires in September 2009 and is then due for re-authorization or replacement. If re-authorization or replacement does not occur on or before SAFETEA-LU’s expiration, it is uncertain how long it will take for new transit funding legislation to be enacted and at what levels federal funding will be available during the interim period. Such funding uncertainties could lead to disruption in our domestic market which, in turn, could result in a downturn in demand for our products and have a material adverse effect on our financial position and results of operations.

In addition to federal funding to the public transit side of our domestic market, a majority of our customers rely on state and local funding, which tends to be affected by general economic conditions. A decrease in state and local funding in our domestic markets can have a depressing effect on sales of our products. It is not possible to precisely quantify or forecast this type of impact. Any unfavorable change in any of these factors and considerations could have a material adverse effect upon us.

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

We operate in several international locations and, in Brazil and India, with less than full ownership control.  Not all countries embrace the full scope of the regulatory requirements placed on U.S. public companies. Operating under those inhibiting circumstances can make it difficult to assure that all of our internal controls are being followed as we would expect and detection of non-compliance may not be as timely as desired.

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

Risks Related to Human Resources and Employee Relations

If our former professional employment organization failed to discharge with any of its material obligations during the period they provided us with our workforce, we might be in a position where we assume liability for all or a portion of any unmet obligations.  Effective April 1, 2006, we entered into a contractual relationship with The Castleton Group (“Castleton”), a professional employment organization (“PEO”), whereby Castleton provided payroll processing and personnel administrative services and became the employer of record for all of our U.S.-based workforce. We received notice on January 2, 2008 that our contractual relationship with Castleton was terminated effective November 30, 2007, which coincides with the pay-period end date of our final payroll processed by Castleton. Castleton had been deemed insolvent by the North Carolina Department of Insurance and on December 22, 2007, Castleton filed for Chapter 7 Bankruptcy protection in the Eastern District of North Carolina. Castleton additionally may have failed to properly discharge its responsibilities in certain other respects as related to its contractual responsibilities. We are unable to determine what obligations, if any, might result from Castleton’s failure to comply with its responsibilities and obligations in this contractual relationship and what impact such obligations might have on our financial condition. Should we have to defend our selves against allegations of such liability or should we ultimately be found to be liable for any significant unmet obligations, it could have a significant adverse effect on our financial position and our operations.

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

Risks Related to Our International Operations

There are numerous risks associated with international operations, which represent a significant part of our business.  Our international operations generated approximately 60% of our sales in 2008. Our sales outside the U.S. were primarily in Europe (particularly the Nordic countries), South America, the Middle East, and Australia. The success and profitability of international operations are subject to numerous risks and uncertainties, such as economic and labor conditions, political instability, tax laws (including U.S. taxes upon foreign subsidiaries), and changes in the value of the U.S. dollar versus the local currency in which products are bought and sold. Any unfavorable change in one or more of these factors could have a material adverse effect on us.

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

Risks Related to Internal Controls

Required reporting on internal control over financial reporting.  In accordance with Section 404 of the Sarbanes-Oxley Act, we report on the effectiveness of our internal controls over financial reporting in each Annual Report. In Item 9A of this Annual Report, we reported material weaknesses in our internal controls over financial reporting at December 31, 2008. We can give no assurances that our efforts to maintain effective internal controls over financial reporting will be successful in future reporting periods. This could cause investors to lose confidence in our internal control environment.

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

Our preferred stock has preferential rights over our Common Stock.  We currently have outstanding shares of Series AAA Redeemable, Nonvoting, Convertible Preferred Stock, Series E Redeemable, Nonvoting, Convertible Preferred Stock, Series G Redeemable, Convertible Preferred Stock, Series H Redeemable, Convertible Preferred Stock, and Series J Redeemable, Convertible Preferred Stock, all of which have rights in preference to holders of our Common Stock in connection with any liquidation of the Company. The aggregate liquidation preference is $830,000 for the Series AAA Preferred, $400,000 for the Series E Preferred, $2.2 million for the Series G Preferred, $320,000 for the Series H Preferred, and $450,000 for the Series J Preferred, in each case plus accrued but unpaid dividends. Holders of the Series AAA Preferred, Series E Preferred, Series G Preferred, Series H Preferred, and Series J Preferred are entitled to receive cumulative quarterly dividends at the rate of five percent (5.0%) per annum, seven percent (7.0%) per annum, eight percent (8.0%) per annum, eight percent (8.0%) per annum, and eight percent (8.0%) per annum, respectively, on the liquidation value of those shares. Dividends on the Series G Preferred are payable in kind in additional shares of Series G Preferred and dividends on the Series H Preferred are payable in kind in additional shares of Series H Preferred. Dividends on the Series J Preferred are payable in kind in additional shares of Series J Preferred or in cash, at the option of the holder. The agreement under which we secured our domestic senior credit facility prohibits the payment of dividends to holders of our Common Stock. The preferential rights of the holders of our preferred stock could substantially limit the amount, if any, that the holders of our Common Stock would receive upon any liquidation of the Company.

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

Our shareholder rights agreement may discourage third parties from making takeover offers, including takeover offers that might result in a premium being paid for shares of our common stock.  The Company has a shareholder rights agreement in effect that is designed to prevent any potential acquirer from gaining control of the Company without fairly compensating our shareholders and to protect the Company from unfair or coercive takeover attempts. In furtherance of the shareholder rights agreement, the Board of Directors approved the declaration of a dividend of one right for each outstanding share of the Company’s Common Stock on the record date of October 9, 2006. Each of the rights, which are not currently exercisable, entitles the holder to purchase 1/1000th of a share of the Company’s Series D Junior Participating Preferred Stock at an exercise price of $5.00. In general, the rights will become exercisable only if any person or group of affiliated persons makes a public announcement that it has acquired 15% or more of the Company’s Common Stock or that it intends to make or makes a tender offer or exchange offer for 15% or more of the Company’s Common Stock. Following the announcement of any such acquisition or offer, the rights are redeemable by us at a price of $0.01 per right.

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

Risks Associated with Potential Growth

We may not be able to obtain the financing we will need to implement our operating strategy.  We cannot assure you that our revolving credit facilities and cash flow from operations will be sufficient to fund our current business operations, nor can we assure you that we will not require additional sources of financing to fund our operations. Additional financing may not be available to us on terms we consider acceptable, if available at all. If we cannot raise funds on acceptable terms, we may not be able to develop next-generation products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could have a material adverse effect on our ability to grow our business. Further, if we issue equity securities, holders of our Common Stock may experience dilution of their ownership percentage, and the new equity securities could have rights, preferences or privileges senior to those of our Common Stock.

There are many risks associated with potential acquisitions.  We intend to continue to evaluate potential acquisitions that we believe will enhance our existing business or enable us to grow. If we acquire other companies or product lines in the future, it may dilute the value of our existing shareholders’ ownership. The impact of dilution may restrict our ability to consummate further acquisitions. Issuance of equity securities in connection with an acquisition may further restrict utilization of net operating loss carryforwards because of an annual limitation due to ownership changes under the Internal Revenue Code. We may also incur debt and losses related to the impairment of goodwill and other intangible assets if we acquire another company, and this could negatively impact our results of operations. We currently do not have any definitive agreements to acquire any company or business, and we may not be able to identify or complete any acquisition in the future. Additional risks associated with acquisitions include the following:

•	It may be difficult to assimilate the operations and personnel of an acquired business into our own business;

•	Management information and accounting systems of an acquired business must be integrated into our current systems;

•	Our management must devote its attention to assimilating the acquired business, which diverts attention from other business concerns;

•	We may enter markets in which we have limited prior experience; and

•	We may lose key employees of an acquired business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We do not own any real estate. Instead, we lease properties both in the U.S. and abroad. Following are our locations:

City and State	Country	Area		Use	Monthly Rent	Expiration

Durham, NC	USA	49,864	sf	Office, service and repair, warehouse and assembly	$33,561	April 2011
Dallas, TX	USA	3,466	sf	Office(a)	$5,632	November 2013
Peakhurst	Australia	555	sm	Office	$4,269	September 2012
Caxias do Sul	Brazil	880	sm	Office and assembly	$3,203	Open ended
Herrljunga	Sweden	2,351	sm	Office, warehouse and assembly(b)	$7,476	March 2011
Ettlingen	Germany	320	sm	Office	$3,510	June 2016
Delhi	India	140	sm	Office	$1,320	Open ended

(a)	Used by administration — U.S. corporate

(b)	Used by administration — international

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

Since 2002, Mobitec Pty Ltd, the Company’s Australian subsidiary, had been a defendant in an ongoing legal action brought by a former distributor in that market. The litigation had always been considered to be without merit and we believed our chances of prevailing without any material liability to be high. While the Company’s position was that it would continue to defend itself, an opportunity arose to settle the case and thus avoid the continuing expense, uncertainty and distraction of litigation in a foreign jurisdiction. Final settlement with the plaintiffs was reached in December 2008. Under terms of the settlement agreement, the Company paid AUD$300,000 to the plaintiffs and took ownership of certain inventory held by the plaintiffs. The Company has estimated the value of this inventory to be AUD$75,000. Accordingly, the Company has recorded a settlement expense of AUD$225,000 (US$192,000) in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the holders of our Common Stock during the fourth quarter 2008.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

The following table sets forth the range of high and low sales prices for our Common Stock, as reported by the NASDAQ Capital Market®, from January 1, 2007 through December 31, 2008. The prices set forth reflect inter-dealer quotations, without retail markups, markdowns, or commissions, and do not necessarily represent actual transactions.

	High	Low

Year Ended December 31, 2007
First Quarter	$2.20	$1.16
Second Quarter	2.99	1.50
Third Quarter	3.61	2.26
Fourth Quarter	3.48	2.23
Year Ended December 31, 2008
First Quarter	$2.50	$1.82
Second Quarter	3.09	2.12
Third Quarter	2.82	2.10
Fourth Quarter	2.06	0.80

As of December 31, 2008, there were approximately 2,030 holders of our Common Stock (including 124 shareholders of record.)

We have not paid dividends on our Common Stock nor do we anticipate doing so in the near future. Our prior and current credit facilities restrict the payment of dividends upon any class of stock except on our Preferred Stock. We also have five classes of outstanding Preferred Stock with dividend rights that have priority over any dividends payable to holders of Common Stock.

Equity Compensation Plan Information

The following table provides information, as of the end of fiscal year 2008, with respect to all compensation plans and individual compensation arrangements of DRI under which equity securities are authorized for issuance to employees or non-employees:

			Number of Securities
			Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance Under
	be Issued Upon Exercise	Exercise Price of	Equity Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column a)
Plan Category	(a)	(b)	(c)

1993 Incentive Stock Option Plan	140,159	$2.26	None
2003 Stock Option Plan	1,060,020	$2.58	474,033

Total	1,200,179	$2.54	474,033

*	All options issued under the 1993 Incentive Stock Option Plan and the 2003 Stock Option Plan have been approved by the Company’s shareholders.

The Company has in place a shareholder-approved, equity-based stock compensation plan for members of the Board of Directors and certain key executive managers of the Company (the “Stock Compensation Plan”). The Stock Compensation Plan partially compensates members of the Board of Directors and certain key executive management of the Company in the form of stock of the Company in lieu of cash compensation. The Stock Compensation Plan is made available on a fully voluntary basis. The number of shares payable under the Stock Compensation Plan is determined by dividing the cash value of stock compensation by the higher of (1) the actual closing price on the last trading day of each month or (2) the book value of the Company on the last day of each month. Fractional shares are rounded up to the next full share amount.

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

During the year ended December 31, 2008, the Company issued 35,573 shares of Common Stock to ten individuals under the Stock Compensation Plan at an average price of $2.40 per share in lieu of $85,500 in cash compensation. Section 16 reports filed with the SEC include the actual prices at which shares were issued to each individual.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT ARE IN ITEM 8 OF THIS DOCUMENT.

Business — General

We, directly or through contractors, design, manufacture, sell and service information technology products. Prior to 2007, DRI had historically operated within two major business segments: (1) the transportation communications segment and (2) the law enforcement and surveillance segment. In April 2007, the Company’s DAC subsidiary, which comprised all of the operations of the law enforcement and surveillance segment, was divested. Accordingly, the Company currently operates within one major business segment. While service is a significant aspect of DRI’s marketing strategy, it is not yet a significant generator of revenue for the Company.

DRI’s products are sold worldwide within the passenger information communication industry and market. We sell to transportation vehicle equipment customers generally in two broad categories: end customers and original equipment manufacturers of transportation vehicles. End customers include municipalities, regional transportation districts, federal, state and local departments of transportation, transit agencies, public, private, or commercial operators of vehicles, and rental car agencies. The relative percentage of sales to end customers as compared to OEM customers varies widely and frequently from quarter-to-quarter and year-to-year and within products and product lines comprising DRI’s mix of total sales in any given period.

Sales to DRI’s customers are characterized by a lengthy sales cycle that generally extends for a period of two to 24 months. In addition, purchases by a majority of DRI’s customers are dependent upon federal, state and local funding that may vary from year to year and quarter to quarter.

The majority of sales of the Company’s products and services are recognized upon physical shipment of products and completion of the service, provided all accounting criteria for recognition have been met. Sales and revenues for projects involving multiple elements (i.e., products, services, installation and other services) are recognized under specific accounting criteria based on the products and services delivered to the customer and the customer’s acceptance of such products and services. Sales and revenues from more complex or time-spanning projects within which there are multiple deliverables including products, services, and software are recognized based upon the facts and circumstances unique to each project. This generally involves recognizing sales and revenue over the life of the project based upon (1) meeting specific delivery or performance criteria, or (2) the percentage of project completion achieved in each accounting period. Because DRI’s operations are characterized by significant research and development expenses preceding product introduction, net sales and certain related expenses may not be recorded in the same period, thereby producing fluctuations in operating results. DRI’s dependence upon large contracts and orders, as well as upon a small number of relatively large customers or projects, increases the magnitude of fluctuations in operating results particularly on a period-to-period, or period-over-period, comparison basis. For a more complete description of DRI’s business, including a description of DRI’s products, sales cycle and research and development, see “Item 1. Business” in this Annual Report.

Results of Operations

The following discussion provides an analysis of DRI’s results of operations and liquidity and capital resources. This should be read in conjunction with DRI’s consolidated financial statements and related notes thereto. The operating results of the years presented were not significantly affected by inflation.

The following table sets forth the percentage of DRI’s sales represented by certain items included in DRI’s Statements of Operations:

	Year Ended December 31,
	2008	2007	2006

Net sales	100.0%	100.0%	100.0%
Cost of sales	66.1	67.9	71.8

Gross profit	33.9	32.1	28.2

Operating expenses:
Selling, general and administrative	26.9	26.3	31.6
Research and development	1.4	2.0	3.0

Total operating expenses	28.3	28.3	34.6

Operating income (loss)	5.6	3.8	(6.4)
Other income and expense	(1.0)	(1.5)	(2.9)

Income (loss) from continuing operations before income tax expense and minority interest	4.6	2.3	(9.3)
Income tax expense	(1.6)	(0.5)	(0.7)

Income (loss) from continuing operations before minority interest in (income) loss of consolidated subsidiary	3.0	1.8	(10.0)
Minority interest in (income) loss of consolidated subsidiary	(0.9)	(0.3)	1.3

Income (loss) from continuing operations	2.1	1.5	(8.7)
Income (loss) from discontinued operations	—	(0.4)	0.7

Net income (loss)	2.1%	1.1%	(8.0)%

Comparison of Results for the Years Ended December 31, 2008 and 2007

Net Sales and Gross Profit

Due to commonality of customers, products, technology, and management, we manage and report our U.S and foreign operations as a single reporting segment. For discussion purposes, we differentiate between sales and gross profit for the U.S. market and the foreign markets to better provide our investors with useful information.

For 2008, sales increased $12.6 million, or 21.8%, from $57.9 million for 2007 to $70.6 million for 2008. The increase resulted from higher sales of $2.2 million by our U.S. subsidiaries and higher sales of $10.4 million from our foreign subsidiaries.

The increase in U.S. sales for 2008 as compared to 2007 was a result of higher OEM sales, with substantially all of the sales increase coming from increased sales of engineered systems and related products. Engineered systems include our computer aided dispatch GPS tracking systems, AVL systems, VacTelltm video surveillance security systems, AVM systems, and Talking Bus® automatic voice announcement systems. The increase in sales in 2008 continues a trend we have seen in recent periods which we believe is due in substantial part to the favorable impact of transit funding under the Safe, Accountable, Flexible, Efficient, Transportation Equity Act — A Legacy for Users (“SAFETEA-LU”) and the favorable influence of higher fuel prices during much of 2008 on transit ridership. In 2007, federal funding for public transportation under SAFETEA-LU was $8.975 billion and in 2008, federal public transportation funding increased to $9.492 billion, an all-time high for federal public transit funding according to APTA. In 2008, we saw new engineered systems products and new features with advanced technology added to existing engineered systems products being embraced more and more by customers. We believe the increased funding under SAFETEA-LU in combination with customer acceptance of new and enhanced engineered systems products, in addition to the impact of higher fuel prices, resulted in increased sales in the U.S. in 2008.

The increase in international sales resulted from higher sales in several established markets in Europe, South America and Asia Pacific, which includes sales generated by our joint venture in India which began operations in the fourth quarter of 2007. In Europe, increased revenues were most notably generated in Sweden and the United Kingdom. In South America, the most significant increase was generated in Brazil where an increase in public transit funding by the Brazilian government contributed to increased sales in that market. The increases in these markets were partially offset by lower sales in the Middle East market. The increase in international sales is inclusive of an increase due to foreign currency fluctuations for the period ended December 31, 2008 of approximately $1.7 million. DRI does not use currency hedging tools. Each of our foreign subsidiaries primarily conducts business in its respective functional currencies thereby reducing the impact of foreign currency transaction differences. If the U.S. dollar strengthens compared to the foreign currencies converted, it is possible the total sales reported in U.S. dollars could decline.

Expected sales growth will be dependent upon the expansion of new product offerings and technology, as well as expansion into new geographic areas. We believe our relatively high market share positions in some markets preclude significant sales growth from increased market share.

Our gross profit increased $5.3 million or 28.4%, from $18.6 million in 2007 to $23.9 million in 2008. As a percentage of sales, gross profit was 32.1% of net sales in 2007 as compared to 33.9% in 2008. Of the $5.3 million net increase in gross profit, a $1.2 million increase was attributable to U.S. operations and a $4.1 million increase was attributable to international operations.

The U.S. gross profit as a percentage of sales for 2008 was 34.3% as compared to 32.7% for 2007. The increase in gross profit margin resulted primarily from the increased sales of engineered systems and related products, which yield higher margins than other products sold by the Company. Additionally contributing to the increase in the U.S. gross profit margin in 2008, though to a lesser extent, was a reduction of direct production labor absorption costs in 2008 resulting from a workforce reduction implemented by the Company in the U.S. in the second quarter of 2007 and a reduction of warranty expense included in cost of sales in 2008. The decrease in warranty expense resulted primarily from warranty part returns, a decrease in the number of specific warranty projects in 2008, as there were two larger warranty projects in 2007 for which the warranty reserve was adjusted and no such projects in 2008, and from the Company reversing warranty reserves previously recorded when a customer determined warranty work previously anticipated was no longer required.

The international gross profit as a percentage of sales for 2008 was 33.5% as compared to 31.7% for 2007. Since the third quarter of 2007, the Company has been able to enter into new purchasing agreements with several major suppliers to our international subsidiaries which have resulted in more favorable pricing of component parts purchased by the Company. The lower pricing of component parts resulted in lower cost of sales in 2008. Additionally, reduced amortization of capitalized software development costs resulting from certain of those assets becoming fully amortized in 2008 contributed to the increase in gross profit in 2008. These reductions in cost of sales were partially offset by increased shipping costs, primarily due to shipments for sales in India, and higher production costs in Brazil, as some production was outsourced to third-parties to help meet the increased sales demand in that market.

Though we may experience continued pricing pressure, we expect improvements in gross margins through more frequent sales of a combination of products and services offering a broader “project” solution, and through the introduction of technology improvements. However, period-to-period, overall gross margins will still reflect the variations in sales mix and geographical dispersion of product sales.

Selling, General and Administrative

Selling, general, and administrative expenses for 2008 increased $3.8 million, or 24.6%, from $15.2 million for 2007 to $19.0 million for 2008. Excluding an increase of $454,000 due to the change in foreign currency exchange rates from 2007 to 2008, selling, general, and administrative expense increased approximately $3.2 million from 2007 to 2008. Overall, SG&A expenses have increased to support the needs of our domestic and international operations in achieving sales growth from 2007 to 2008. The most significant increase in SG&A expenses was due to increased personnel expenses resulting from an increase in personnel as well as salary and wage increases for current employees. In addition, SG&A expenses increased due to (1) increased marketing and business development costs, including increased trade show participation and specifically, participation in the tri-annual APTA Expo in the fourth quarter of 2008, as we strive to market the Company on a global basis, (2) increased travel costs resulting from our increased marketing and business development efforts as well as overall cost increases for travel activity, (3) increased public company costs, including board of director costs, public company reporting costs, investor relations, and audit fees, (4) increased consulting fees resulting primarily from the engagement of an investment banking firm to assist the Company with its strategic financial planning and the engagement of consultants to assist the Company in increasing sales in certain North American markets, (5) increased legal fees, inclusive of a settlement expense, attributable to the Company’s efforts to settle a legal matter in Australia (see Note 17 to the accompanying consolidated financial statements), (6) increased amortization of deferred finance costs in connection with new loan agreements entered into in the third quarter of 2008, (7) increased compensation expense recorded under SFAS 123R as a result of stock options issued in 2008, and (8) increased bad debt expense recorded to state certain accounts receivable at net realizable value. Additionally, our joint venture in India began operations in the fourth quarter of 2007 and additional SG&A expenses are now being incurred in support of that operation. Partially offsetting these increases was a reduction of consulting fees resulting from reduced costs in the Company’s efforts to comply with the Sarbanes-Oxley Act of 2002.

Research and Development

Research and development expenses for 2008 decreased $175,000, or 15.2%, from $1.1 million for 2007 to $974,000 for 2008. This category of expense includes internal engineering personnel and outside engineering expense for software and hardware development, sustaining product engineering, and new product development. During 2008, salaries and related costs of certain engineering personnel who were used in the development of software met the capitalization criteria of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” The total amount of personnel and other expense capitalized in 2008 was $1.5 million as compared to $669,000 for 2007. In aggregate, research and development expenditures in 2008 were $2.5 million as compared to aggregate expenditures of $1.8 million in 2007. This increase in research and development expenditures is attributable to the Company’s continued efforts to pursue technological enhancements to existing products and to develop new, technologically advanced products that will meet our customers’ needs. Product development based upon advanced technologies is one of the primary means by which management believes DRI differentiates itself from its competitors.

Operating Income (Loss)

The net change in our operating income was an increase of $1.6 million from net operating income of $2.3 million in 2007 to net operating income of $3.9 million in 2008. The increase in operating income is due to higher sales and gross profit and lower research and development costs offset by higher selling, general and administrative expenses as previously described.

Other Income, Foreign Currency Gain (Loss) and Interest Expense

Other income, foreign currency gain (loss), and interest expense decreased $197,000 from $884,000 in 2007 to $687,000 in 2008 due to an increase in interest expense of $236,000, an increase in other income of $85,000, and an increase in foreign currency gain of $348,000. The increase in interest expense is primarily attributable to the increase in debt which occurred in the last six months of 2008. During the first six months of 2008, interest expense increased $13,000 compared to the first six months of 2007. During the first six months of 2008, interest expense of $54,000 was recorded to amortize the fair value of a beneficial conversion feature of a debenture that was converted to Common Stock. Additionally, in the first six months of 2008, interest expense increased due to increased borrowings and higher interest rates on debt of our international subsidiaries. These increases in interest expense were partially offset by decreased borrowings and lower interest rates on our domestic debt during the first six months of 2008. As more fully described in Notes 8 and 9 to the accompanying consolidated financial statements, the Company entered into new debt agreements in the third quarter of 2008 which increased its total outstanding debt. The increase in interest expense of

$223,000 in the last six months of 2008 is primarily due to the increase in outstanding debt under these new agreements and increased expense resulting from accruing termination fees on the domestic term loan agreement entered into in the third quarter of 2008 ratably over the three-year term of the agreement. The increase in foreign currency gain is primarily a result of foreign currency gains from sales transactions billed in Euros, which weakened significantly against other currencies in 2008.

Income Tax Expense

Income tax expense was $1.1 million in 2008 as compared with an income tax expense of $291,000 in 2007. The Company’s effective tax rate was 36.3% and 25.2% in 2008 and 2007, respectively. A reconciliation of the effective tax rates for 2008 and 2007 to the expected U.S. statutory rate of 34% is provided in Note 13 to the accompanying consolidated financial statements.

Discontinued Operations

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

Net Income (Loss) Applicable to Common Shareholders

Net income applicable to common shareholders increased $813,000 from net income of $380,000 in 2007 to net income of $1.2 million in 2008. This increase is due to the factors previously addressed, as well as a $9,000 increase in preferred stock dividends.

Comparison of Results for the Years Ended December 31, 2007 and 2006

Net Sales and Gross Profit

For 2007, sales increased $8.7 million, or 17.8%, from $49.2 million for 2006 to $57.9 million for 2007. The increase resulted from higher sales of $3.6 million by our U.S. subsidiaries and higher sales of $5.1 million from our foreign subsidiaries.

The increase in U.S. sales for 2007 as compared to 2006 is consistent with the apparent upturn in the U.S. transit market primarily due to the favorable impact of new transit funding legislation passed into law in August 2005. SAFETEA-LU is the primary program funding the U.S. public surface transit market at the federal level. SAFETEA-LU promotes the development of modern, expanded, intermodal public transit systems nationwide and also designates a wide range of tools, services, and programs intended to increase the capacity of the nation’s mobility systems. Enacted in August 2005, SAFETEA-LU guaranteed a record level $52.6 billion in funding for public transportation through fiscal year 2009. In 2007, federal funding for public transportation was $8.975 billion and in 2008, federal public transportation funding increased to $9.492 billion. Overall, we believe the enactment of SAFETEA-LU and the record-high funding increases for transit have led to an upturn in the U.S. market for most of our products.

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

The U.S. gross profit as a percentage of sales for 2007 was 32.7% as compared to 24.7% for 2006. A significant portion of the increase in sales in the U.S. in 2007 resulted from increased sales of engineered systems, which yield higher margins than other products sold by the Company. Though the increase in sales of destination signs in the U.S. was not as significant as the increase in engineered systems, the Company realized increased margins on sales of LED destination signs resulting from the Company’s ability to negotiate lower costs for component parts in the later part of 2006 and continuing into 2007. As part of a workforce reduction implemented by the Company in the U.S. in the second quarter of 2007, direct production labor was reduced, resulting in a reduction of labor absorption costs in 2007. Additionally, a reduction in capitalized software amortization and a reduction of shipping expenses included in cost of sales also contributed to higher gross profit in 2007 as compared to 2006.

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

Selling, General and Administrative

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

Liquidity and Capital Resources

Cash Flows

The Company’s net working capital as of December 31, 2008, was $9.8 million compared to $5.7 million as of December 31, 2007. Our principal sources of liquidity from current assets included cash and cash equivalents of $598,000, trade and other receivables of $12.9 million and inventories of $10.7 million. The most significant current liabilities at December 31, 2008, included asset-based borrowings of $3.7 million, accounts payable of $5.3 million, accrued expenses and other current liabilities of $4.4 million, and loans payable of $719,000. The asset-based lending agreements, both foreign and domestic, are directly related to sales and customer account collections and inventory. Our domestic asset-based lending agreement was negotiated with the intent that borrowings on the revolving credit facility would be classified and managed as long-term debt. However, Emerging Issues Task Force (“EITF”) Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement,” requires the Company to classify all of our outstanding debt under this agreement as a current liability. The agreement has a subjective acceleration clause, which could enable the lender to call the loan, but such language is customary in asset-based lending agreements and management does not expect the lender to use this particular clause to inhibit the Company from making borrowings as provided under the loan agreement.

Our operating activities provided net cash of $18,000 for the year ended December 31, 2008. Cash used in operating activities primarily resulted from an increase in trade accounts receivable of $2.4 million, an increase in inventories of $2.3 million, an increase in other assets of $11,000, a decrease in accounts payable of $416,000, and a decrease in the foreign tax settlement of $327,000. Sources of cash from operations primarily resulted from a decrease in other receivables of $3,000, a decrease in prepaids and other assets of $39,000, and an increase in accrued expenses of $1.2 million. Non-cash expense items totaling $2.8 million were for deferred income taxes, depreciation and amortization, bad debt expense, Common Stock issued in lieu of cash compensation, stock based compensation expense, inventory obsolescence charges, a loss on sale of fixed assets, and minority interest, offset by a gain on foreign currency translation. The increase in trade accounts receivable primarily results from an overall increase of sales in 2008 compared to 2007 and in particular, a 38.3% increase in U.S. sales during the fourth quarter of 2008 compared to the fourth quarter in 2007. The increase in inventories resulted from a build-up of inventory to meet higher overall product sales in 2008 compared to 2007. In addition, some product sales anticipated in the fourth quarter of 2008 and for which inventory components had been purchased were delayed to periods subsequent to December 31, 2008. The increase in accrued expenses is primarily due to an increase in deferred revenue and to accruals for sales credits, inventory receipts, and consulting fees. We consider the changes incurred in our operating assets and liabilities routine, given the number and size of orders relative to our industry and our size. We expect working capital requirements to continue to increase with growth in sales, primarily due to the timing between when we must pay suppliers and the time we receive payment from our customers.

Our investing activities used cash of $2.0 million for the year ended December 31, 2008. The primary uses of cash were for expenditures relating to internally developed software and purchases of computer, test, and office equipment. We do not anticipate any significant expenditures for, or sales of, capital equipment in the near future.

Our financing activities provided net cash of $2.0 million. Sources of cash primarily resulted from net borrowings of $3.6 million under asset-based lending agreements for both our U.S and our foreign subsidiaries. Our primary uses of cash for financing activities were payment of financing costs related to the new asset-based lending agreements of $1.3 million and payment of dividends and repayment of borrowings under the asset-based lending agreements of $315,000 and $85.0 million, respectively.

Significant Financing Arrangements

The Company’s primary source of liquidity and capital resources has been from financing activities. As more fully described in Note 8 to the accompanying consolidated financial statements, at June 30, 2008, the Company entered into agreements with new and existing lenders to increase borrowing capacities to support the working capital needs of our current operations. The agreements with the new and existing lenders resulted in the following:

(1) Our domestic line of credit with Laurus Master Fund, Ltd, which matured June 30, 2008, was replaced with a new line of credit under a lending agreement with PNC Bank, National Association (“PNC”) which increased borrowing capacity from $6.0 million to $8.0 million. The line of credit under the lending agreement with PNC matures June 30, 2011.

(2) An additional $5.0 million in working capital was provided by a subordinated term loan under an agreement entered into with BHC Interim Funding III, L.P. (“BHC”) by DR and TVna and guaranteed by DRI. The loan under this agreement matures June 30, 2011.

(3) Borrowing capacity on Mobitec AB’s lines of credit under agreements with Svenska Handelsbanken AB (“Handelsbanken”) was increased from approximately $2.1 million to approximately $3.1 million (based on December 31, 2008 currency exchange rates) and the basis on which borrowings are made under these credit agreements was increased to a maximum of 90% of total invoiced sales of Mobitec AB. These credit agreements renew annually on a calendar-year basis.

(4) An additional $580,000 (based on December 31, 2008 currency exchange rates) in working capital was provided by a term loan under an agreement entered into by Mobitec AB with Handelsbanken. The loan under this agreement matures June 30, 2011.

(5) Borrowing capacity on Mobitec GmbH’s line of credit under an agreement with Handelsbanken was increased from approximately $722,000 to approximately $1.3 million (based on December 31, 2008 currency exchange rates). This credit agreement has an open-ended term.

The lending agreements with PNC and BHC contain certain covenants with which we and our subsidiaries must comply. As of December 31, 2008, we have complied with all covenants of the lending agreements with PNC and BHC. Among the covenants contained in the lending agreements with PNC and BHC are requirements we maintain certain minimum EBITDA levels as of the end of each fiscal quarter for the twelve-month period then ending and that we and our domestic subsidiaries maintain certain leverage ratios as of the end of each fiscal quarter for the twelve-month period then ending. On March 26, 2009, the lending agreements with PNC and BHC were each amended to revise the minimum EBITDA and leverage ratios required to be maintained as of the end of each of the fiscal quarters ending March 31, 2009, June, 30, 2009 and September 30, 2009 as set forth below.

Fiscal Quarter Ending:	EBITDA:	Leverage Ratio:

March 31, 2009	$3,000,000	5.70 to 1.0
June 30, 2009	$2,500,000	6.25 to 1.0
September 30, 2009	$4,000,000	4.55 to 1.0

All other terms and provisions of the lending agreements with PNC and BHC remain unchanged and in effect. We believe we will be able to comply with the covenants of the PNC and BHC lending agreements as amended.

On March 26, 2009, the Company also entered into a First Amendment to Warrant with BHC (the “Warrant Amendment”) to amend the terms of the Warrant, dated June 30, 2008, between the Company and BHC (the “Warrant”).

The Warrant Amendment modifies paragraph (A) of the Warrant by granting BHC the right to purchase from the Company, at any time on or after the date of the Warrant and before 5:00 p.m. (New York time) on June 30, 2013, (i) 200,000 fully paid and non-assessable shares of the Company’s Common Stock (the “A Common Stock”) at a price of $1.00 per share (the “A Exercise Price”), and (ii) 150,000 fully paid and non-

assessable shares of the Company’s Common Stock (the “B Common Stock”) at a price of $2.99 per share (the “B Exercise Price”). The Amendment essentially reduces the exercise price of 200,000 shares, denominated the A Common Stock under the Amendment, by $1.99 per share — i.e., from an exercise price of $2.99 under the original BHC Agreement to an exercise price of $1.00 under the Amendment.

The Warrant Amendment also modifies Section 1.1 of the Warrant by requiring that BHC’s notice of election to exercise the Warrant specify whether BHC is purchasing A Common Stock or B Common Stock.

All other terms and conditions of the Warrant remained the same.

Management Conclusion

As a result of cost containment efforts of the Company combined with increased revenues, we have reported improved operating results in each of the last three fiscal years, with profitable results in each of the last two fiscal years. We expect improved operating results to continue; however, we believe that continued cost containment and revenue increases are essential if we are to sustain profitability and provide the liquidity needed to support our current operations.

The new financing arrangements discussed in the “Liquidity and Capital Resources” section herein and in Note 8 to the accompanying consolidated financial statements have allowed us to increase borrowing capacities to support both our domestic and international operations. Expected revenue growth in our international markets and increased production efforts to meet such growth may require us to seek additional financing to support the working capital and capital expenditure needs of our international operations in 2009. If additional financing is required, we believe we will be able to obtain financing on commercially reasonable terms, though we can give no assurance of such. We believe the new domestic lending arrangements and the cash flows generated by our domestic operations will provide sufficient capital resources to support the working capital and capital expenditure requirements of our domestic operations for the next twelve months.

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

Inventory Valuation and Warranty Reserve

We periodically evaluate the carrying amount of inventory based upon current shipping forecasts and warranty and post-warranty component requirements. As a part of the sale, the Company typically extends a warranty term generally ranging from one to three years. We account for this liability through a warranty reserve on the balance sheet. Additionally, in special situations, we may, solely at our discretion, use extended or post-warranty services as a marketing tool. In these instances, such future warranty costs have previously been included in the established warranty reserves. Many of our customers have contractual or legal requirements which dictate an extended period of time for us to maintain replacement parts. Our evaluation of inventory reserves involves an approach that incorporates both recent historical information and management estimates of trends. Our approach is intended to take into consideration potential excess and obsolescence in relation to our installed base, engineering changes, uses for components in other products, return rights with vendors and end-of-life manufacture. Estimating sales prices, establishing markdown percentages and evaluating the condition of the inventories require judgments and estimates, which may impact the inventory valuation and gross profits. We believe, based on our prior experience of managing and evaluating the recoverability of our slow moving or obsolete inventory, that such established reserves are materially adequate. If actual market conditions and product sales were less favorable than we have projected, additional inventory writedowns may be necessary The inventory write-down calculations are reviewed periodically and additional write-downs are recorded as deemed necessary.

Intangible Assets and Goodwill

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) requires that we perform an impairment review of goodwill at least annually, or when management becomes aware of any circumstance or trend that is reasonably likely to give rise to impairment. Goodwill is assigned to our reporting units, which are defined as the domestic and international operating segments. We test goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, impairment is indicated. If an impairment is indicated, the impairment is measured as the excess of the recorded goodwill over its fair value, which could materially adversely impact our consolidated financial position and results of operations.

We estimate fair value for each reporting unit based on projected future cash flows discounted using our weighted average cost of capital. A number of significant assumptions and estimates are involved in estimating the fair value of each reporting unit, including revenue growth rates, operating margins, capital spending, discount rate, and working capital changes. Additionally, we make certain judgments and assumptions in allocating assets and liabilities to determine the carrying values for each of our reporting units. We believe the assumptions we use in estimating fair value of our reporting units are reasonable, but are also unpredictable and inherently uncertain. Although at December 31, 2008, our estimated fair value as calculated for SFAS No. 142 valuation purposes exceeded carrying value of our reporting units, the excess fair value was not significant. Accordingly, if our estimated fair value of the reporting units declines at some point in the future, the Company may be required to record an impairment charge. Actual future results may differ from those estimates.

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

We record an income tax valuation allowance when, based on the weight of the evidence, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. The ultimate realization of the deferred tax asset depends on our ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. In assessing the realization of the deferred tax assets, consideration is given to, among other factors, the trend of historical and projected future taxable income, the scheduled reversal of deferred tax liabilities, the carryforward period for net operating losses and tax credits, as well as tax planning strategies available to us. Certain judgments, assumptions and estimates are required in assessing such factors and significant changes in such judgments and estimates may materially affect the carrying value of the valuation allowance and deferred income tax expense or benefit recognized in our consolidated financial statements.

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

Service revenues are recognized upon completion of the services and include product repair not under warranty, city route mapping, product installation, training, consulting to transit authorities and funded research and development projects. Service revenues were less than 3% of total revenue for 2008, 2007, and 2006.

Stock-based Compensation

The Company accounts for stock-based compensation under the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004) “Share-Based Payment” (“SFAS 123R”). Under SFAS 123R, the Company estimates the fair value of stock options granted using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. This option pricing model requires the input of highly subjective assumptions, including an option’s expected life and the expected volatility of the Company’s Common Stock.

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

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” which replaces SFAS No. 141. SFAS No. 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. SFAS No. 141(R) requires companies to recognize, with certain exception, 100% of the fair value of the assets acquired, liabilities assumed and non-controlling interest in acquisitions of less than 100% controlling interest when the acquisition constitutes a change in control; measure acquirer shares issued as consideration for a business combination at fair value on the date of the acquisition; recognize contingent consideration arrangements at their acquisition date fair value, with subsequent change in fair value generally reflected in earnings; recognition of reacquisition loss and gain contingencies at their acquisition date fair value; and expense, as incurred, acquisition related transaction costs. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008. Early adoption is not allowed. Upon adoption of SFAS No. 141(R), there will not be a material impact on the consolidated financial statements. The Company expects the adoption of SFAS No. 141(R) will have an impact on the accounting of future business combinations. The extent of the impact of SFAS No. 141(R) on future acquisitions is largely dependent upon the size and nature of the acquisitions.

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

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133”, which is effective on a prospective basis for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand such effects on financial position, financial performance and cash flow. We do not expect the adoption of SFAS No. 161 to have a material impact on our financial statements.

In April 2008, the FASB issued FSP No. 142-3 “Determination of the Useful Life of Intangible Assets.” FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of FSP No. 142-3 to have a material impact on our financial statements.

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 was adopted on November 15, 2008 and did not have an impact on our financial statements.

Impact of Inflation

We believe that inflation has not had a material impact upon our results of operations for each of our fiscal years in the three-year period ended December 31, 2008. However, there can be no assurance that future inflation will not have an adverse impact upon our operating results and financial condition.

Item 8.	Financial Statements and Supplementary Data

DRI CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
DRI Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of DRI Corporation and Subsidiaries (a North Carolina Corporation) as of December 31, 2008 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DRI Corporation and Subsidiaries as of December 31, 2008 and the results of their operations and their cash flows the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/  GRANT THORNTON LLP

Raleigh, North Carolina
March 31, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of DRI Corporation:

In our opinion, the consolidated balance sheet as of December 31, 2007 and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows for each of two years in the period ended December 31, 2007 present fairly, in all material respects, the financial position of DRI Corporation and its subsidiaries at December 31, 2007 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/  PricewaterhouseCoopers LLP

March 31, 2008
Raleigh, North Carolina

DRI CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except shares and per share amounts)

ASSETS
Current Assets
Cash and cash equivalents	$598	$729
Trade accounts receivable, net	12,403	11,919
Current portion of note receivable	86	86
Other receivables	431	465
Inventories	10,662	9,603
Prepaids and other current assets	427	495

Total current assets	24,607	23,297

Property and equipment, net	3,607	2,890
Long-term portion of note receivable	172	258
Goodwill	9,034	11,033
Intangible assets, net	790	1,097
Deferred tax assets, net	94	56
Other assets	1,157	283

Total assets	$39,461	$38,914

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Lines of credit	$3,743	$6,043
Notes payable, net	—	500
Loans payable	719	391
Current portion of long-term debt and capital leases	193	254
Current portion of foreign tax settlement	386	499
Accounts payable	5,347	6,246
Accrued expenses and other current liabilities	4,359	3,681
Preferred stock dividends payable	16	18

Total current liabilities	14,763	17,632

Long-term debt and capital leases, net	5,149	14

Foreign tax settlement, long-term	528	1,043

Deferred tax liabilities, net	137	—

Liability for uncertain tax positions	300	311

Minority interest in consolidated subsidiary	852	422

Commitments and contingencies (Notes 7, 8, 9, 17, and 18)
Shareholders’ Equity
Series E Redeemable, Nonvoting, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 500 shares authorized; 80 and 85 shares issued and outstanding at December 31, 2008, and December 31, 2007, respectively; redeemable at the discretion of the Company at any time	337	355
Series G Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 600 shares authorized; 444 and 410 shares issued and outstanding at December 31, 2008, and December 31, 2007, respectively; redeemable at the discretion of the Company after five years from date of issuance	1,938	1,768
Series H Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 600 shares authorized; 64 and 59 shares issued and outstanding at December 31, 2008, and December 31, 2007, respectively; redeemable at the discretion of the Company after five years from date of issuance	272	247
Series J Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 250 shares authorized; 90 shares issued and outstanding at December 31, 2008, and December 31, 2007; redeemable at the discretion of the Company at any time	388	388
Series AAA Redeemable, Nonvoting, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 20,000 shares authorized; 166 and 172 shares issued and outstanding at December 31, 2008, and December 31, 2007, respectively; redeemable at the discretion of the Company at any time	830	860
Common stock, $ .10 par value, 25,000,000 shares authorized; 11,466,606 and 11,187,993 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	1,147	1,119
Additional paid-in capital	32,706	32,079
Accumulated other comprehensive income — foreign currency translation	512	4,570
Accumulated deficit	(20,398)	(21,894)

Total shareholders’ equity	17,732	19,492

Total liabilities, minority interest and shareholders’ equity	$39,461	$38,914

See accompanying notes to consolidated financial statements.

DRI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except share and per share amounts)

Net sales	$70,559	$57,932	$49,161
Cost of sales	46,671	39,311	35,287

Gross profit	23,888	18,621	13,874

Operating expenses
Selling, general and administrative	19,000	15,216	15,555
Research and development	974	1,149	1,463

Total operating expenses	19,974	16,365	17,018

Operating income (loss)	3,914	2,256	(3,144)

Other income (loss)	188	103	(55)
Foreign currency gain	558	210	152
Interest expense	(1,433)	(1,197)	(1,508)

Total other income and expense	(687)	(884)	(1,411)

Income (loss) from continuing operations before income tax expense and minority interest	3,227	1,372	(4,555)
Income tax expense	(1,096)	(291)	(331)

Income (loss) from continuing operations before minority interest in (income) loss of consolidated subsidiary	2,131	1,081	(4,886)
Minority interest in (income) loss of consolidated subsidiary	(635)	(188)	658

Income (loss) from continuing operations	1,496	893	(4,228)
(Loss) income from discontinued operations (Note 2)	—	(219)	334

Net income (loss)	1,496	674	(3,894)
Provision for preferred stock dividends	(303)	(294)	(298)
Amortization for discount on preferred stock	—	—	(49)

Net income (loss) applicable to common shareholders	$1,193	$380	$(4,241)

Net income (loss) per share — basic
Continuing operations	$0.11	$0.06	$(0.47)

Discontinued operations	$0.00	$(0.02)	$0.03

Income (loss) per share applicable to common shareholders	$0.11	$0.04	$(0.43)

Net income (loss) per share — diluted
Continuing operations	$0.10	$0.05	$(0.47)

Discontinued operations	$0.00	$(0.02)	$0.03

Income (loss) per share applicable to common shareholders	$0.10	$0.03	$(0.43)

Weighted average number of common shares and common share equivalent outstanding
Basic	11,333,984	10,751,220	9,787,599

Diluted	11,492,473	11,146,107	9,787,599

See accompanying notes to consolidated financial statements.

DRI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Preferred Stock		Common Stock				Accumulated
	Number		Number		Additional		Other		Total
	of Shares	Book	of Shares	Par	Paid-in	Accumulated	Comprehensive	Comprehensive	Shareholders’
	Issued	Value	Issued	Value	Capital	Deficit	Income (Loss)	Income (Loss)	Equity
	(In thousands, except shares)

Balance as of December 31, 2005	778	$3,141	9,733,515	$973	$30,446	$(18,520)	$1,526		$17,566
Issuance of common stock			272,166	27	304				331
Issuance of Series I Preferred Stock, net of discount	100	450			49				499
Value of Beneficial Conversion feature of Series I Preferred stock					(49)				(49)
Amortization of Series I Preferred Beneficial Conversion					49				49
Conversion of Series E Preferred Stock	(24)	(120)	39,994	4	116				—
Issuance of Series G Preferred Stock dividend	36	180							180
Issuance of Series H Preferred Stock dividend	4	20							20
Issuance of Series I Preferred Stock dividend	4	20							20
Issuance of warrants					638				638
Amortization of convertible subordinated debenture beneficial					212				212
Preferred stock dividends					(298)				(298)
Stock-based compensation expense					50				50
Comprehensive loss:
Net loss						(3,894)		$(3,894)	(3,894)
Translation adjustment							1,871	1,871	1,871

Total comprehensive loss								$(2,023)

Balance as of December 31, 2006	898	$3,691	10,045,675	$1,004	$31,517	$(22,414)	$3,397		$17,195

Issuance of common stock	—	—	648,540	65	201				266
Issuance of Series G Preferred Stock dividend	31	155	—	—	—				155
Issuance of Series H Preferred Stock dividend	5	25	—	—	—				25
Issuance of Series J Preferred Stock, net of issuance costs	90	411	—	—	—				411
Conversion of Series AAA Preferred Stock	(6)	(30)	5,454	1	29				—
Conversion of Series E Preferred Stock, net of issuance costs	(98)	(411)	163,324	16	395				—
Conversion of Series I Preferred Stock, net of discount	(104)	(471)	325,000	33	438				—
Adjustment for prior period Series E Conversions		271			(271)				—
Issuance of warrants		(23)			23				—
Preferred stock dividends					(294)				(294)
Stock-based compensation expense					41				41
Adjustment for prior year liability for uncertain tax positions						(154)			(154)
Comprehensive income:
Net income						674		$674	674
Translation adjustment							1,173	1,173	1,173

Total comprehensive income								$1,847

Balance as of December 31, 2007	816	$3,618	11,187,993	$1,119	$32,079	$(21,894)	$4,570		$19,492

Issuance of common stock	—	—	37,553	3	83				86
Issuance of Series G Preferred Stock dividend	34	170	—	—	—				170
Issuance of Series H Preferred Stock dividend	5	25	—	—	—				25
Conversion of Series AAA Preferred Stock	(6)	(30)	5,454	1	29				—
Conversion of Series E Preferred Stock, net of issuance costs	(5)	(18)	8,333	1	17				—
Conversion of Convertible Subordinated Debenture			227,273	23	227				250
Amortization of convertible subordinated debenture beneficial conversion feature					54				54
Issuance of warrants					333				333
Preferred stock dividends					(303)				(303)
Stock-based compensation expense					187				187
Comprehensive loss:
Net income						1,496		$1,496	1,496
Translation adjustment							(4,058)	(4,058)	(4,058)

Total comprehensive loss								$(2,562)

Balance as of December 31, 2008	844	$3,765	11,466,606	$1,147	$32,706	$(20,398)	$512		$17,732

See accompanying notes to consolidated financial statements.

DRI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities
Net income (loss)	$1,496	$674	$(3,894)
(Loss) income from discontinued operations	—	(219)	334

Income (loss) from continuing operations	1,496	893	(4,228)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Deferred income taxes	106	(243)	57
Liability for uncertain tax positions	63	149	—
Depreciation and amortization of property and equipment	933	1,070	1,153
Amortization of intangible assets	151	138	111
Amortization of deferred financing costs	344	279	271
Amortization of debt discount	170	245	278
Amortization of beneficial conversion feature	54	—	212
Loan termination fee accrual	123	—	—
Bad debt expense	176	26	235
Stock issued in lieu of cash compensation	86	76	63
Stock-based compensation expense	187	41	50
Write-down of inventory for obsolescence	156	141	122
Loss (gain) on sale of fixed assets	15	(3)	11
Other, primarily effect of foreign currency gain	(412)	(274)	(275)
Minority interest in income (loss) of consolidated subsidiary	635	188	(658)
Changes in operating assets and liabilities
Increase in trade accounts receivable	(2,454)	(1,037)	(2,176)
Decrease (increase) in other receivables	3	(272)	25
Increase in inventories	(2,330)	(200)	(811)
Decrease (increase) in prepaids and other current assets	39	(49)	57
(Increase) decrease in other assets	(11)	—	8
(Decrease) increase in accounts payable	(416)	450	24
Increase (decrease) in accrued expenses	1,231	530	(44)
(Decrease) increase in foreign tax settlement	(327)	(208)	1,502

Net cash provided by (used in) continuing operations	18	1,940	(4,013)
Net cash provided by (used in) discontinued operations	—	(68)	842

Net cash provided by (used in) operating activities	18	1,872	(3,171)

Cash flows from investing activities
Proceeds from sale of fixed assets	4	66	4
Purchases of property and equipment	(489)	(296)	(232)
Investments in software development	(1,551)	(669)	(201)
Proceeds from sale of DAC	—	1,100	—

Net cash (used in) provided by continuing operations	(2,036)	201	(429)
Net cash used in discontinued operations	—	—	(29)

Net cash (used in) provided by investing activities	(2,036)	201	(458)

Cash flows from financing activities
Proceeds from bank borrowings and lines of credit	88,658	66,531	67,376
Principal payments on bank borrowings and lines of credit	(85,032)	(69,025)	(63,961)
Issuance of common stock	3	189	—
Proceeds from issuance of Preferred stock, net of costs	—	411	485
Payment of debt issuance costs	(1,304)	—	(410)
Payment of dividend to minority interest	(205)	—	—
Payment of dividends on Preferred stock	(110)	(118)	(128)

Net cash provided by (used in) financing activities	2,010	(2,012)	3,362

Effect of exchange rate changes on cash and cash equivalents	(123)	57	71

Net (decrease) increase in cash and cash equivalents	(131)	118	(196)
Cash and cash equivalents at beginning of period	729	611	807

Cash and cash equivalents at end of period	$598	$729	$611

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$896	$682	$648

Cash paid during the period for income taxes	$799	$370	$323

Supplemental disclosures of non-cash investing and financing activities:
Conversion of preferred stock to common stock	$55	$1,040	$120

Fair value of warrants issued in connection with new term loan	$333	$—	$—

Fair value of warrants issued in connection with sale of preferred stock	$—	$23	$—

Fair value of warrants issued as part of financing	$—	$—	$638

Fair value allocated to warrants issued in connection with sale of preferred stock	$—	$—	$49

Note receivable in connection with sale of DAC	$—	$344	$—

Conversion of convertible subordinated debenture	$250	$—	$—

Amortization of convertible subordinated debenture beneficial conversion feature	$54	$—	$81

Amortization of preferred stock beneficial conversion feature	$—	$—	$49

Purchase of equipment under capital lease obligation	$21	$—	$—

Fair value of common stock issued in connection with Laurus Omnibus Amendment	$—	$—	$268

Laurus Omnibus Amendment fee	$—	$—	$18

Preferred stock dividends	$195	$180	$220

See accompanying notes to consolidated financial statements.

DRI CORPORATION AND SUBSIDIARIES

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

Through its business units and wholly owned subsidiaries, DRI manufactures, sells, and services information technology and surveillance technology products either directly or through manufacturers’ representatives or distributors. DRI has historically operated within two business segments: (1) the transportation communications segment, and (2) the law enforcement and surveillance segment. In April, 2007, the Company’s Digital Audio Corporation subsidiary (“DAC”), which comprised all of the operations of the law enforcement and surveillance segment, was divested and is presented in the accompanying consolidated financial statements and notes as discontinued operations. Accordingly, the Company’s continuing operations consist of one operating segment. Customers include municipalities, regional transportation districts, federal, state and local departments of transportation, and original equipment manufacturers. The Company markets primarily to customers located in North and South America, Far East, Middle East, Asia, Australia, and Europe.

Liquidity.  As a result of cost containment efforts of the Company combined with increased revenues, we have reported improved operating results in each of the last three fiscal years, with profitable results in each of the last two fiscal years. We expect improved operating results to continue; however, we believe that continued cost containment and revenue increases are essential if we are to sustain profitability and provide the liquidity needed to support our current operations. The new financing arrangements discussed in Note 8 to the consolidated financial statements have allowed us to increase borrowing capacities to support both our domestic and international operations. Expected revenue growth in our international markets and increased production efforts to meet such growth may require us to seek additional financing to support the working capital and capital expenditure needs of our international operations in 2009. If additional financing is required, we believe we will be able to obtain financing on commercially reasonable terms, though we can give no assurance of such. We believe the new domestic lending arrangements and the cash flows generated by our domestic operations will provide sufficient capital resources to support the working capital and capital expenditure requirements of our domestic operations for the next twelve months.

As of December 31, 2007, we had an outstanding note payable with a principal balance of $500,000 which had a maturity date of April 30, 2008. In addition, the company also had a revolving line of credit agreement for its domestic operations that matured on June 30, 2008. Since these instruments were maturing within one year, and the Company anticipated that it would not have sufficient cash resources available to make payment in full on the outstanding balance on the revolving line of credit, the consolidated financial statements were prepared on a going concern basis as of December 31, 2007. As discussed in Note 8, on June 30, 3008, the revolving line of credit was replaced with a line of credit and a term loan, both maturing June 30, 2011.

(b)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries, and its 50% owned subsidiary over which the Company has controlling authority through its representation on a supervisory board. All significant intercompany accounts and transactions have been eliminated in consolidation.

DRI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The Company’s operations are affected by numerous factors including, but not limited to, changes in laws and governmental regulations and technological advances. The Company cannot predict if any of these factors might have a significant impact upon the transportation communications industry in the future, nor can it predict what impact, if any, the occurrence of these or other events might have upon the Company’s operations and cash flows. Significant estimates and assumptions made by management are used for, but not limited to, revenue recognition, the allowance for doubtful accounts, the obsolescence of certain inventory, the estimated useful lives of long-lived and intangible assets, the recoverability of such assets by their estimated future undiscounted cash flows, the fair value of reporting units and indefinite life intangible assets, the fair value of equity instruments and warrants, the provision for income taxes, uncertain tax positions, valuation allowances on deferred tax assets, and the allowance for warranty claim reserves.

(d)	Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At times, the Company places temporary cash investments with high credit quality financial institutions in amounts that may be in excess of FDIC insurance limits. During 2008, temporary cash investments were as high as $1.4 million.

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

DRI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Service revenues are recognized upon completion of the services and include product repair not under warranty, city route mapping, product installation, training, consulting to transit authorities, and funded research and development projects. Service revenues were less than 3% of total revenue for 2008, 2007, and 2006.

(f)	Sales Taxes

Sales taxes and other taxes collected from customers and remitted to governmental authorities are presented on a net basis and, as such, are excluded from revenues.

(g)	Customer Concentration

We generate a significant portion of our sales from a relatively small number of key customers, the composition of which may vary from year to year. Historically, such key customers have been transit bus original equipment manufacturers. In 2008, 2007 and 2006, our top five customers accounted for 33.4%, 21.3%, and 27.4%, respectively, of total annual sales. For the year ended December 31, 2008, there was one customer, a transit bus original equipment manufacturer, to whom net sales comprised 10.8% of consolidated net sales. Two customer had accounts receivable balances representing 17.2% and 11.8%, respectively, of consolidated accounts receivable at December 31, 2008. For the years ended December 31, 2007 and 2006, there were no customers to whom net sales comprised at least 10% of consolidated net sales. Because we sell our products to a limited set of customers, we can experience concentration of revenue with related credit risk, both of which are a function of the orders we receive in any given period of time. Loss of one or more of these key customers could have an adverse impact, possibly material, on the Company.

(h)	Trade Accounts Receivable

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

(i)	Inventories

Inventories are valued at the lower of cost or market, using standard costs which approximates the first-in, first-out (FIFO) method. Our evaluation of inventory obsolescence involves an approach that incorporates both recent historical information and management estimates of trends. Our approach is intended to take into consideration potential excess and obsolescence in relation to our installed base, engineering changes, uses for components in other products, return rights with vendors and end-of-life manufacture.

(j)	Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Property and equipment subject to capital leases are depreciated over the lesser of the term of the lease or the estimated useful life of the asset. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income. Repair and maintenance costs are expensed as incurred.

DRI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(k)	Goodwill and Indefinite Life Intangible Assets

Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is tested annually for impairment, or more frequently if events or changes in circumstances indicate that the assets might be impaired. Management has determined the Company does not have indefinite life intangible assets, other than goodwill.

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

(l)	Intangible Assets

Intangible assets consist primarily of a listing of customer relationships recorded as part of the acquisition of Mobitec. Intangible assets are amortized using a straight-line method over two to 15 years. The Company periodically evaluates the recoverability of its intangible assets. If facts and circumstances suggest that the intangible assets will not be recoverable, as determined based upon the undiscounted cash flows expected to be generated, the carrying value of the intangible assets will be reduced to its fair value (estimated discounted future cash flows). To date, management has determined that no impairment of intangible assets exists.

(m)	Research and Development Costs

Research and development costs relating principally to product development are charged to operations as incurred. Research and development costs were $974,000, $1.1 million and $1.5 million in 2008, 2007, and 2006, respectively. In accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS No. 86”), upon the establishment of technological feasibility, the Company capitalizes salaries and related costs of certain engineering personnel incurred in the development of software. In addition, the Company capitalizes interest costs incurred during the period of software development. The amounts capitalized under SFAS No. 86 were $1.5 million, $669,000 and $201,000 in 2008, 2007 and 2006, respectively. The amounts capitalized under SFAS No. 86 include interest costs of $77,000 in 2008. No interest costs were capitalized in 2007 and 2006.

(n)	Advertising Costs

Advertising costs are charged to operations as incurred. Advertising costs were $223,000, $218,000 and $293,000 in 2008, 2007, and 2006, respectively.

(o)	Shipping and Handling Fees and Costs

The Company includes in net sales all shipping and handling fees billed to customers. Shipping and handling costs associated with outbound freight are included in cost of sales and totaled $1.1 million, $827,000 and $1.1 million in 2008, 2007, and 2006, respectively.

(p)	Stock-Based Compensation

Stock-based compensation is accounted for in accordance with the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award

DRI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and is recognized as expense over the requisite service period, which is the vesting period. Stock-based compensation costs for stock options are recognized on a straight-line basis.

(q)	Foreign Currency

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

These gains and losses resulted from trade and intercompany accounts receivable and accounts payable denominated in foreign currencies and a foreign note denominated in U.S. dollars. The amounts of gains for the years ended December 31, 2008, 2007, and 2006 were $558,000, $210,000, and $152,000, respectively.

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

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”) effective December 31, 2006, the first day of fiscal 2007. In accordance with FIN 48, we recognize a tax benefit associated with an uncertain tax position when, in our judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, we initially and subsequently measure the tax benefit as the largest amount that we judge to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management.

(s)	Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged between willing parties other than in a forced sale or liquidation. The financial instruments of the Company consist primarily of cash and cash equivalents, accounts receivable, accounts payable and debt at December 31, 2008 and 2007. The Company believes that the carrying amounts of these financial instruments approximate their fair values at December 31, 2008 and 2007, due to the immediate or short-term maturity of these financial instruments. We believe the carrying amount of our long-term, fixed rate borrowings approximates the estimated fair value for debt with similar terms, interest rates and remaining maturities currently available to companies with similar credit ratings at December 31, 2008.

DRI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Year Ended December 31,
	2008	2007	2006

Balance at beginning of period	$491	$384	$214
Additions charged to costs and expenses	236	225	277
Deductions	(164)	(135)	(125)
Foreign exchange translation (gain) loss	(68)	17	18

Balance at end of period	$495	$491	$384

(u)	Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” which replaces SFAS No. 141. SFAS No. 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. SFAS No. 141(R) requires companies to recognize, with certain exceptions, 100% of the fair value of the assets acquired, liabilities assumed and non-controlling interest in acquisitions of less than 100% controlling interest when the acquisition constitutes a change in control; measure acquirer shares issued as consideration for a business combination at fair value on the date of the acquisition; recognize contingent consideration arrangements at their acquisition date fair value, with subsequent change in fair value generally reflected in earnings; recognition of reacquisition loss and gain contingencies at their acquisition date fair value; and expense, as incurred, acquisition related transaction costs. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008. Early adoption is not allowed. Upon adoption of

DRI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 141(R), there will not be a material impact on the consolidated financial statements. The Company expects the adoption of SFAS No. 141(R) will have an impact on the accounting of future business combinations. The extent of the impact of SFAS No. 141(R) on future acquisitions is largely dependent upon the size and nature of the acquisitions.

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

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133”, which is effective on a prospective basis for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand such effects on financial position, financial performance and cash flow. We do not expect the adoption of SFAS No. 161 to have a material impact on our financial statements.

In April 2008, the FASB issued FSP No. 142-3 “Determination of the Useful Life of Intangible Assets.” FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of FSP No. 142-3 to have a material impact on our financial statements.

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 was adopted on November 15, 2008 and did not have an impact on our financial statements.

(2)	Discontinued Operations

On April 30, 2007 (the “Closing Date”), the Company and DAC entered into a Share Purchase Agreement (the “Purchase Agreement”) with Dolphin Direct Equity Partners, LP (“Dolphin”), a Delaware limited partnership, pursuant to which Dolphin acquired all of DAC’s issued and outstanding shares of common stock for an aggregate purchase price of approximately $1.4 million (the “Purchase Price”). Dolphin is an affiliate of Dolphin Offshore Partners, L.P., the beneficial owner of 9.9% of our issued and outstanding Common Stock as of the Closing Date. Dolphin paid $1.1 million of the Purchase Price on the Closing Date. The remainder of the Purchase Price is reflected in a promissory note issued to the Company in the original principal amount of $344,000 (the “Promissory Note”), payable in four equal annual installments of $86,000. Interest on the promissory note is payable semi-annually at the prime rate as published by the Wall Street Journal. The Promissory Note is reflected in the accompanying consolidated balance sheet as a note receivable. Additionally, pursuant to terms of the Purchase Agreement, the Company retained the exclusive right to purchase

DRI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

DAC’s products for resale in the United States for the two-year period following the Closing Date. No gain or loss was recorded by the Company on this transaction.

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

The Company recorded goodwill in connection with its acquisition of Mobitec. The Company completed its annual goodwill impairment evaluations as of December 31, 2008 and has concluded that no impairment exists. Therefore, as a result of this impairment evaluation and impairment evaluations as of December 31, 2007 and 2006 completed in prior years, no impairment charges were recorded during the years ended December 31, 2008, 2007, and 2006.

The change in the carrying amount of goodwill for the years ended December 31, 2008, 2007, and 2006 is as follows:

(In thousands)

Balance as of January 1, 2006	$8,801
Effect of exchange rates	1,488

Balance as of December 31, 2006	10,289
Effect of exchange rates	744

Balance as of December 31, 2007	11,033
Effect of exchange rates	(1,999)

Balance as of December 31, 2008	$9,034

DRI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The composition of the Company’s intangible assets and the associated accumulated amortization as of December 31, 2008 and 2007 is as follows:

	Weighted	December 31, 2008			December 31, 2007
	Average	Gross		Net	Gross		Net
	Remaining Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
			(In thousands)

Intangible assets subject to amortization:
Patents and development costs	0.0	$10	$10	$—	$10	$10	$—
Customer lists	7.55	1,550	769	781	1,857	799	1,058
Resale rights to DAC products	0.33	58	49	9	58	19	39

		$1,618	$828	$790	$1,925	$828	$1,097

The aggregate amount of amortization expense for the years ended December 31, 2008, 2007, and 2006 was $151,000, $138,000, and $111,000, respectively. Amortization expense for the five succeeding years is estimated to be between $113,000 for the year ending December 31, 2009 and $103,000 for the year ending December 31, 2014.

The difference in the gross carrying amount from 2007 to 2008 is due to fluctuations in foreign currencies.

(4)	Accounts Receivable

	December 31,
	2008	2007
	(In thousands)

Trade accounts receivable	$12,582	$12,007
Less: allowance for doubtful accounts	(179)	(88)

	$12,403	$11,919

(5)	Property and Equipment

	Estimated
	Depreciable	December 31,
	Lives (years)	2008	2007
		(In thousands)

Leasehold improvements	5 - 9	$286	$278
Automobiles	5	13	16
Computer and telecommunications equipment	3	976	857
Software	3 - 5	4,592	4,434
Test equipment	3 - 5	124	123
Furniture and fixtures	3 - 7	2,490	2,730
Software projects in progress		1,392	668

		9,873	9,106
Less accumulated depreciation and amortization		6,266	6,216

Total property and equipment, net		$3,607	$2,890

DRI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate amount of depreciation and amortization expense for the years ended December 31, 2008, 2007, and 2006 was $933,000, $1.1 million, and $1.2 million, respectively.

The Company has $1.3 million and $1.2 million in unamortized computer software costs as of December 31, 2008 and 2007, respectively. The expense related to the amortization of capitalized computer software costs for the years ended December 31, 2008, 2007, and 2006 was $524,000, $622,000, and $809,000, respectively.

(6)	Inventories

	December 31,
	2008	2007
	(In thousands)

Raw materials and system components	$6,803	$6,496
Work in process	243	176
Finished goods	3,616	2,931

Total inventories	$10,662	$9,603

(7)	Leases

The Company leases its premises and certain office equipment under various operating leases that expire at various times through 2016. Rent and lease expense under these operating leases was $881,000, $836,000, and $795,000 for, 2008, 2007, and 2006, respectively. A certain agreement under which the Company leases office space and warehouse facilities requires escalating payments over the term of the lease. The Company records rent expense under this lease on a straight-line basis.

The Company has two capital lease obligations for a machining center that expires in 2009 and a copier that expires in 2012.

At December 31, 2008, future minimum lease payments under the non-cancelable operating leases and the future minimum lease payments and present value of the capital leases are as follows:

	Capital	Operating
	Leases	Leases
	(In thousands)

Year Ending December 31,
2009	$22	$903
2010	7	814
2011	7	451
2012	2	228
2013	—	173
Thereafter	—	148

Total future minimum lease payments	38	$2,717

Less amount representing interest (10.0% interest)	5

Present value of future minimum capital lease payments	33
Less current portion	19

Long-term portion	$14

(8)  Lines of Credit and Loans Payable

a)	Domestic lines of credit and loan payable

On June 30, 2008, our wholly-owned subsidiaries Digital Recorders, Inc. and TwinVision of North America, Inc. (collectively, the “Borrowers”) entered into a three-year, asset-based lending agreement (the

DRI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“PNC Agreement”) with PNC Bank, National Association (“PNC”) to replace an existing lending agreement (the “Laurus Agreement”) with Laurus Master Fund, Ltd. (“Laurus”) which matured on June 30, 2008. DRI has agreed to guarantee the obligations of the Borrowers under the PNC Agreement. The PNC Agreement provides up to $8.0 million in borrowings under a revolving credit facility and is secured by substantially all tangible and intangible U.S. assets of the Company. Borrowing availability under the PNC Agreement is based upon an advance rate equal to 85% of eligible accounts receivable of the Borrowers plus 85% of the appraised net orderly liquidation value of inventory of the Borrowers, limited to $750,000. The PNC Agreement provides for one of two possible interest rates on borrowings: (1) an interest rate based on the rate (the “Eurodollar Rate”) at which U.S. dollar deposits are offered by leading banks in the London interbank deposit market (a “Eurodollar Rate Loan”) or (2) interest at a rate (the “Domestic Rate”) based on either (a) the base commercial lending rate of PNC, or (b) the open rate for federal funds transactions among members of the Federal Reserve System, as determined by PNC (a “Domestic Rate Loan”). The actual annual interest rate for borrowings under the PNC Agreement is (a) the Eurodollar Rate plus 3.25% for a Eurodollar Rate Loan and (b) the Domestic Rate plus 1.75% for Domestic Rate Loans. Interest is calculated on the principal amount of borrowings outstanding, subject to a minimum principal amount of $3.5 million. The PNC Agreement contains certain covenants and provisions that affect us and the Borrowers, including covenants and provisions that (i) require that we and the Borrowers maintain a minimum fixed charge coverage ratio as of the end of each fiscal quarter, for the twelve-month period then ending; (ii) require that we and the Borrowers maintain certain leverage ratios as of the end of each fiscal quarter, for the twelve-month period then ending; (iii) require that we, the Borrowers and our foreign subsidiaries maintain a minimum consolidated EBITDA as of the end of each fiscal quarter for the twelve-month period then ending; and (iv) require that we and the Borrowers maintain a minimum borrowing availability at all times. We were in compliance with all covenants of the PNC Agreement at December 31, 2008. If all outstanding obligations under the PNC Agreement are paid before the end of the three-year term, the Borrowers will be obligated to pay an early termination fee up to $160,000, depending on the time the early termination occurs. At December 31, 2008, the outstanding principal balance on the revolving credit facility was $1.6 million and remaining borrowing availability under the revolving credit facility was approximately $2.9 million.

On June 30, 2008, the Borrowers entered into a loan agreement (the “BHC Agreement”) with BHC Interim Funding III, L.P. (“BHC”), pursuant to which the Borrowers obtained a $5.0 million term loan (the “Term Loan”) that matures June 30, 2011. DRI agreed to guarantee the Borrowers’ obligations under the BHC Agreement. The Term Loan bears interest at an annual rate of 12.75% and is secured by substantially all tangible and intangible assets of the Company. Additionally, the Term Loan is secured by a pledge of all outstanding common stock of the Borrowers and Robinson Turney International, Inc., a wholly owned subsidiary of DRI, a pledge of 65% of the outstanding common stock of all foreign subsidiaries other than Mobitec Pty Ltd., and a pledge of 100% of the common stock issued by Mobitec Brazil Ltda. to DRI. The BHC Agreement contains certain covenants and provisions that affect us and the Borrowers, including covenants and provisions that (1) prohibit us and our subsidiaries from incurring or maintaining indebtedness in excess of $19.0 million, which includes a prohibition on the subsidiaries of our foreign subsidiaries from incurring or maintaining indebtedness in excess of $6.0 million, subject to certain exceptions, (2) require that we and the Borrowers maintain a minimum fixed charge coverage ratio as of the end of each fiscal quarter, for the twelve-month period then ending, (3) require that we and the Borrowers maintain a net worth of at least $14.0 million, (4) require that we and the Borrowers maintain certain leverage ratios as of the end of each fiscal quarter, for the twelve-month period then ending, (5) prohibit us or any subsidiary from making capital expenditures, as defined in the BHC Agreement, that exceed an aggregate of $250,000 per fiscal year, and (6) require that we maintain a minimum EDITDA as of the end of each fiscal quarter for the twelve-month period then ending. We were in compliance with all covenants of the BHC Agreement at December 31, 2008. The Borrowers are subject to a termination fee which escalates over time from $200,000 to $735,000. The amount of the termination fee due is dependent upon the date of repayment, if any, with the maximum amount of $735,000 due if the Term Loan is not paid until the maturity date. The Company is recording the maximum

DRI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

termination fee on the Term Loan ratably over the three-year term of the BHC Agreement as interest expense. In 2008, the Company recorded $123,000 of interest expense related to the Term Loan termination fee, all of which is included in long-term debt on the consolidated balance sheet.

Although the PNC Agreement and BHC Agreement were dated June 30, 2008, initial borrowings under these agreements did not occur until July 1, 2008. In addition to retiring all obligations due under the Laurus Agreement, borrowings under the revolving credit facility of the PNC Agreement and the Term Loan will be used to fund working capital needs of the Company.

The Company incurred aggregate expenses of approximately $1.3 million directly attributable to executing the PNC Agreement and BHC Agreement. These direct expenses have been recorded as deferred financing costs on the Company’s consolidated balance sheet and are being amortized over the three-year term of the PNC Agreement and BHC Agreement.

In connection with the BHC Agreement, we issued BHC a warrant to purchase up to 350,000 shares of our Common Stock (the “Warrant”) at an exercise price of $2.99 per share. The Warrant has a term of exercise expiring on June 30, 2013. The number of shares issuable and the exercise price of the Warrant are subject to adjustment in the case of a reorganization, reclassification, liquidation and/or dilutive issuance of our Common Stock (or common stock equivalents). In the event of a dilutive issuance of Common Stock or common stock equivalents, the exercise price of the Warrant will be adjusted by a weighted-average amount based on the sales price of the dilutive issuance. The Warrant also provides BHC with the right to demand that the shares of common stock issuable upon exercise of the Warrant (the “Warrant Shares”) be registered under the Securities Act of 1933, as amended (the “Securities Act”). BHC’s registration rights also include registration of the Warrant Shares on any other registration statement we intend to file, with certain exceptions. The fair value allocated to the Warrant of $333,000, calculated using the Black-Scholes model, has been recorded as a discount to the Term Loan and is being amortized over the three-year term of the BHC Agreement. The fair value of the warrants was calculated using the Black-Scholes model with the following assumptions:

Risk-free interest rate	2.9%
Expected life	3.0 years
Expected volatility	56%
Expected dividends	None

On March 26, 2009, the PNC Agreement and the BHC Agreement were each amended to revise the minimum EBITDA and leverage ratios required to be maintained as of the end of each of the fiscal quarters ending March 31, 2009, June, 30, 2009 and September 30, 2009 as set forth below.

Fiscal Quarter Ending:	EBITDA:	Leverage Ratio:

March 31, 2009	$3,000,000	5.70 to 1.0
June 30, 2009	$2,500,000	6.25 to 1.0
September 30, 2009	$4,000,000	4.55 to 1.0

All other terms and provisions of the PNC Agreement and BHC Agreement remain unchanged and in effect. In connection with the amendment of the BHC Agreement, the Warrant issued to BHC was amended to adjust the exercise price to purchase 200,000 shares of our Common Stock from $2.99 per share to $1.00 per share. The exercise price to purchase the remaining 150,000 shares of our Common Stock was maintained at $2.99 per share. The increase in fair value of the Warrant resulting from the adjustment of the exercise price will be capitalized and amortized as interest expense ratably over the remaining term of the Term Loan.

b)	International lines of credit and loans payable

Effective on June 30, 2008, Mobitec AB, the Company’s wholly owned Swedish subsidiary, amended its existing credit agreements with Svenska Handelsbanken AB (“Handelsbanken”), a Swedish bank, to:

DRI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1) increase borrowing capacity of the credit facilities under these agreements from 16 million krona (US$2.1 million) to 24 million krona (US$3.1 million) and (2) increase the basis on which borrowings are made under these credit agreements to a maximum of 90% of total invoiced sales of Mobitec AB. At December 31, 2008, borrowings due and outstanding under these credit facilities totaled US$1.3 million and are reflected as lines of credit in the accompanying consolidated balance sheet. At December 31, 2008, additional borrowing availability under these agreements amounted to approximately $1.8 million. The interest rates for borrowings under these credit facilities are based on the three-month and Tomorrow Next Stockholm Interbank Offered Rate plus 1.85% and ranged from 6.3% to 6.5% at December 31, 2008. These credit agreements renew annually on a calendar-year basis. Additionally, effective on June 30, 2008, Mobitec AB amended its existing loan agreement with Handelsbanken with an original principal balance of 3.0 million krona (US$387,000) to extend the maturity date from September 30, 2008 to June 30, 2009. At December 31, 2008, the loan had a balance of 1.5 million krona (US$193,000) due and outstanding and is reflected as a loan payable in the accompanying consolidated balance sheet.

Effective on June 30, 2008, Mobitec AB entered into an agreement with Handelsbanken under which Handelsbanken will provide an additional term loan (the “Mobitec Loan”) of 4.5 million krona (US$580,000) at the same interest rate as the existing 1.5 million krona loan. The Mobitec Loan has a 3-year term with principal to be paid in equal quarterly installments and is reflected as long-term debt in the accompanying consolidated balance sheet. The Mobitec Loan had an outstanding principal balance of $483,000 at December 31, 2008.

Effective on June 30, 2008, Mobitec GmbH, the Company’s wholly owned subsidiary in Germany, amended its agreement with Handelsbanken to increase borrowing capacity of the credit facility under the agreement from 512,000 Euro (US$722,000) to 912,000 Euro (US$1.3 million). At December 31, 2008, borrowings due and outstanding under this credit facility totaled $837,000 and are reflected as lines of credit in the accompanying consolidated balance sheet. Additional borrowing availability under this credit facility at December 31, 2008, amounted to approximately $449,000. The interest rate for borrowings under this credit facility is based on the Euro OverNight Index Average plus 1.85% and was 4.115% at December 31, 2008. The agreement under which this line of credit is extended has an open-ended term.

At December 31, 2008, Mobitec Brazil Ltda, the Company’s 50% owned subsidiary in Brazil, has outstanding borrowings from two banks in Brazil of $525,000. The borrowings are secured by accounts receivable on certain export sales by Mobitec Brazil Ltda, bear interest at rates ranging from 6.5% to 9.5%, and have a term of 180 days. These borrowings are included in loans payable on the accompanying consolidated balance sheet.

DRI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Domestic and international lines of credit consist of the following:

	December 31,
	2008	2007
	(In thousands)

Line of credit with Laurus Master Fund dated March 16, 2006; replaced by line of credit with PNC Bank, National Association in June 2008	$—	$3,796
Line of credit with PNC Bank, National Association dated June 30, 2008; payable in full June 30, 2011; secured by all tangible and intangible U.S. assets of the Company; bears average interest rate of 6.28% in 2008	1,601	—
Line of credit with Handelsbanken; renews annually on a calendar-year basis; secured by certain assets of the Swedish subsidiary, Mobitec AB; bears average interest rate of 6.58% and 4.92% in 2008 and 2007, respectively	732	1,057
Line of credit with Handelsbanken; renews annually on a calendar-year basis; secured by accounts receivable of the Swedish subsidiary, Mobitec AB; bears average interest rate of 6.95% and 5.36% in 2008 and 2007, respectively	573	1,087
Line of credit with Handelsbanken dated June 23, 2004; open-ended term; secured by accounts receivable and inventory of the German subsidiary, Mobitec GmbH; bears average interest rate of 5.62% and 5.30% in 2008 and 2007, respectively	837	103

Total lines of credit	$3,743	$6,043

(9)  Long-Term Debt

Long-term debt at December 31, 2008, and 2007 consists of the following:

	December 31,
	2008	2007
	(In thousands)

Term loan with BHC Interim Funding III, L.P., dated June 30, 2008; payable in full June 30, 2011; secured by substantially all tangible and intangible assets of the Company; bears interest rate of 12.75%	$5,000	$—
Term loan with Svenska Handelsbanken AB, dated June 30, 2008; payable in quarterly installments of $48,000; secured by accounts receivable and inventory of the Swedish subsidiary, Mobitec AB; bears average interest rate of 7.32%	483	—
Convertible debenture to a director dated August 26, 2002, converted on June 30, 2008	—	250
Other long-term debt	—	4

Total long-term debt	5,483	254
Term loan termination fee accrual	123	—
Less current portion	193	254
Less debt discount	278	—

	5,135	—
Long-term portion of capital leases	14	14

Total long-term debt and capital leases, less current portion	$5,149	$14

In connection with the execution of the PNC Agreement and the BHC Agreement, we entered into an agreement on June 30, 2008 with John D. Higgins, a director of the Company (the “Conversion Agreement”), with respect to the 8% convertible debenture held by Mr. Higgins with an outstanding principal balance of

DRI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$250,000 and which was payable in full on August 26, 2009 (the “Debenture”, included in table above). Under the terms of the Conversion Agreement, we agreed to adjust the conversion price of the Debenture from $1.21 to $1.10 and Mr. Higgins agreed to convert the Debenture into an aggregate of 227,273 shares of our Common Stock (the “Conversion Shares”) at the adjusted conversion price on June 30, 2008. The decrease in conversion price resulted in a beneficial conversion feature of the Debenture valued at $54,000. As the Debenture was converted on June 30, 2008, the full value of the beneficial conversion feature was recorded as interest expense on that date.

Interest expense was $1.4 million, $1.2 million, and $1.5 million for the years ended December 31, 2008, 2007, and 2006, respectively.

(10)	Accrued Expenses and Other Current Liabilities

	December 31,
	2008	2007
	(In thousands)

Salaries, commissions, and benefits	$1,428	$1,429
Taxes — payroll, sales, income, and other	817	1,020
Warranties	495	491
Current portion of capital leases	19	23
Interest payable	281	172
Deferred revenue	694	303
Other	625	243

Total accrued expenses	$4,359	$3,681

(11)  Preferred Stock

The Company’s preferred stock consists of 5,000,000 authorized shares, par value $.10 per share, 20,000 shares of which are designated as Series AAA Redeemable, Nonvoting, Convertible Preferred Stock (“Series AAA Preferred”), 30,000 shares of which are designated as Series D Junior Participating Preferred Stock (“Series D Preferred”), 500 shares of which are designated as Series E Redeemable, Nonvoting, Convertible Preferred Stock (“Series E Preferred”), 400 shares of which are designated as Series F Convertible Preferred Stock (“Series F Preferred”), 600 shares of which are designated as Series G Redeemable, Convertible Preferred Stock (“Series G Preferred”), 600 shares of which are designated as Series H Redeemable, Convertible Preferred Stock (“Series H Preferred”), 200 shares of which are designated as Series I Redeemable, Convertible Preferred Stock (“Series I Preferred”), 250 shares of which are designated as Series J Redeemable, Convertible Preferred Stock (“Series J Preferred”), and 4,947,450 shares of which remain undesignated. As of December 31, 2008, we had outstanding 166 shares of Series AAA Preferred, 80 shares of Series E Preferred, 444 shares of Series G Preferred, 64 shares of Series H Preferred, and 90 shares of Series J Preferred. There are no shares of Series D Preferred, Series F Preferred, or Series I Preferred outstanding.

Series E Preferred

Series E Preferred is convertible at any time into shares of Common Stock at a conversion price of $3.00 per share of Common Stock, subject to certain adjustments, and, prior to conversion, does not entitle the holders to any voting rights, except as may be required by law. The Company does not have the right to require conversion. Holders of Series E Preferred are entitled to receive cumulative quarterly dividends, when and if declared by the Board of Directors, at the rate of 7% per annum on the liquidation value of $5,000 per share. Series E Preferred is redeemable at the option of the Company at any time, in whole or in part, at a

DRI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

redemption price equal to the liquidation value plus accrued and unpaid dividends, or $400,000 at December 31, 2008. Holders of Series E Preferred do not have the right to require redemption.

In February 2008, 5 shares of Series E Preferred with a liquidation value of $25,000 were converted into 8,333 shares of the Company’s Common Stock. As a result of these conversions, 80 shares of Series E Preferred remain outstanding at December 31, 2008.

Series G Preferred

Series G Preferred is convertible at any time into shares of Common Stock at a conversion price of $2.21 per share of Common Stock, subject to certain adjustments, and entitles the holders to voting rights on any matters on which holders of Common Stock are entitled to vote, based upon the quotient obtained by dividing the liquidation preference by $2.23, excluding any fractional shares. Holders of Series G Preferred are entitled to receive cumulative quarterly dividends payable in additional shares of Series G Preferred, when and if declared by the Board of Directors, at a rate of 8% per annum on the liquidation value of $5,000 per share, subject to certain adjustments upward, and increasing by an additional 6% per annum after five years. The Company has the right to redeem the shares after five years from the issue date of June 23, 2005.

Series H Preferred

Series H Preferred is convertible at any time into shares of Common Stock at a conversion price of $2.08 per share of Common Stock, subject to certain adjustments, and entitles the holders to voting rights on any matters on which holders of Common Stock are entitled to vote, based upon the quotient obtained by dividing the liquidation preference by the conversion price, excluding any fractional shares. Holders of Series H Preferred are entitled to receive cumulative quarterly dividends payable in additional shares of Series H Preferred, when and if declared by the Board of Directors, at a rate of 8% per annum on the liquidation value of $5,000 per share, subject to certain adjustments upward, and increasing by an additional 6% per annum after five years. The Company has the right to redeem the shares after five years from the issue date of October 31, 2005.

Series I Preferred

On February 27, 2007, 104 shares of Series I Preferred with a liquidation value of $520,000 were converted into 325,000 shares of the Company’s Common Stock. As a result of this conversion, there are no shares of Series I Preferred outstanding.

Series J Preferred

Series J Preferred is convertible at any time at the option of the holder, into shares of Common Stock at a conversion price of $2.26 per share of Common Stock, subject to certain adjustments. Holders of Series J Preferred are entitled to voting rights on any matters on which holders of Common Stock are entitled to vote, based upon the quotient obtained by dividing the liquidation preference by the conversion price. Outstanding shares of Series J Preferred shall automatically convert to shares of the Company’s Common Stock if the closing bid price of the Common Stock on the NASDAQ Stock Market, or other exchange or market on which the Common Stock may be traded, for any period of twenty consecutive trading days exceeds $4.54. Holders of Series J Preferred are entitled to receive cumulative quarterly dividends payable in cash or additional shares of Series J Preferred, at the option of the holder, when and if declared by the Board of Directors, at a rate of 8 percent per annum on the liquidation value of $5,000 per share. The Company has the right to redeem the shares at its discretion. Pursuant to terms of a Registration Rights Agreement entered into with the Series J Preferred holders, the Company has agreed that upon demand by the Series J holders, the Company will register the shares of Common Stock issuable upon conversion of the Series J Preferred for resale by the Series J holders under the Securities Act of 1933, as amended.

DRI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Series AAA Preferred Stock

Series AAA Preferred is convertible at any time into shares of Common Stock at a conversion price of $5.50 per share of Common Stock and, prior to conversion, does not entitle the holders to any voting rights, except as may be required by law. Holders of Series AAA Preferred are entitled to receive quarterly dividends, when and if declared by the Board of Directors, at the rate of 5% per annum on the liquidation value of $5,000 per share. The Company has the right to redeem the Series AAA Preferred at its sole discretion upon providing holders with appropriate written notice.

In February 2008, 6 shares of Series AAA Preferred with a liquidation value of $30,000 were converted into 5,454 shares of the Company’s Common Stock. As a result of these conversions, 166 shares of Series AAA Preferred remain outstanding at December 31, 2008.

Liquidation Priority

The Series E Preferred, Series G Preferred, Series H Preferred, and Series J Preferred have equal priority with respect to liquidation, and shares of these series have liquidation preferences prior to the Company’s outstanding shares of Series AAA Preferred and Common Stock.

(12)	Common Stock Warrants

In addition to the Warrant issued to BHC as described in Note 8, the Company has issued Common Stock warrants in previous years. A summary of outstanding Common Stock Warrants as of December 31, 2008 is as follows:

Outstanding	Exercise	Expiration
Warrants	Price	Date

62,500	$10.25	April 2009
125,000	$8.80	April 2009
120,773	$5.28	October 2009
241,546	$6.00	October 2009
2,500	$3.19	January 2010
240,000	$2.21	June 2010
55,000	$2.02	October 2010
93,750	$1.60	March 2011
15,929	$2.26	June 2012
80,000	$2.00	April 2013
350,000	$2.99	June 2013

(13)	Stock-Based Compensation

The Company has two plans under which it has issued and outstanding stock options, the 1993 Incentive Stock Option Plan and the 2003 Stock Option Plan (collectively, the “Stock Option Plans”). Under the Stock Option Plans, options to purchase 2,555,000 shares of Common Stock have been authorized for issuance. As of December 31, 2008, options to purchase 474,033 shares of Common Stock are available for future issuance, all under the 2003 Stock Option Plan. The Company issues new shares of Common Stock upon exercise of stock options.

Stock-based compensation is accounted for in accordance with the provisions of SFAS No. 123R. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award. The Company recognizes these compensation costs net of a forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line

DRI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

basis over the requisite service period of the award, which is generally the option vesting term. The Company estimated the forfeiture rate based on its historical experience since the inception of the Stock Option Plans.

The Company issues incentive stock options whereby options to purchase Common Stock are granted at no less than the stock’s estimated fair market value at the date of the grant, vest based on three to four years of continuous service, and have ten year contractual terms. A summary of incentive stock option activity as of December 31, 2008 and changes during the year then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at December 31, 2007	554,239	$2.35	5.4	$157,300
Granted	486,380	2.69
Exercised	(1,980)	1.38
Expired	(133,374)	2.51
Forfeited	(56,000)	2.67

Outstanding at December 31, 2008	849,265	$2.50	7.9	$—

Vested and expected to vest at December 31, 2008	710,837	$2.46	7.6	$—
Exercisable at December 31, 2008	298,115	$2.32	5.1	$—

The Company has issued non-qualified stock options to purchase Common Stock, primarily to non-employee members of the Board of Directors, which vest immediately upon grant or over three years and have five to ten year contractual terms. A summary of non-qualified stock option activity as of December 31, 2008 and changes during the year then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at December 31, 2007	460,561	$2.56	1.9	$70,010
Granted	123,020	2.98
Exercised	—	—
Expired	(232,667)	2.66

Outstanding at December 31, 2008	350,914	$2.65	3.3	$—

Vested and expected to vest at December 31, 2008	347,622	$2.64	3.2	$—
Exercisable at December 31, 2008	234,894	$2.48	2.4	$—

The number of stock options outstanding at December 31, 2007 has been increased by 7,000 options from the amount previously reported due to an error in recording the number of options forfeited in a prior year.

Shares vested and expected to vest at December 31, 2008 in the tables above represent shares fully vested as of December 31, 2008, plus all non-vested shares as of December 31, 2008, adjusted for the estimated forfeiture rate. The aggregate intrinsic value in the tables above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their options on December 31, 2008. This amount changes based on the fair market value of the Company’s Common Stock.

DRI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate intrinsic value of options exercised during the years ended December 31, 2008 and December 31, 2007 was $1,500 and $37,000, respectively. Cash received from stock option exercises was $2,700 and $134,000 during the years ended December 31, 2008 and December 31, 2007, respectively. There were no options exercised during the year ended December 31, 2006.

Total compensation expense related to the Stock Option Plans was $187,000, $41,000, and $50,000 for the years ended December 31, 2008, 2007, and 2006, respectively, and is included in selling, general and administrative expense in the accompanying consolidated statements of operations.

The fair value of stock option awards for the years ended December 31, 2008, 2007, and 2006, was estimated using the Black-Scholes option pricing model with the following weighted average assumptions and fair values:

	2008	2007	2006

Weighted average fair value of grants	$1.59	$1.65	$0.83
Risk-free interest rate	3.4%	4.2%	4.7%
Expected life	6.8 years	6.9 years	6.5 years
Expected volatility	70%	72%	64%
Expected dividends	None	None	None

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

As of December 31, 2008, there was $540,000 and $145,000 of unrecognized stock-based compensation expense related to non-vested incentive and non-qualified stock option grants, respectively. That cost is expected to be recognized over a weighted-average period of 3.2 and 2.6 years, respectively.

The Company has in place a shareholder-approved, equity-based stock compensation plan for members of the Board of Directors and certain key executive managers of the Company. The compensation plan partially compensates members of the Board of Directors and key executive management of the Company in the form of stock of the Company in lieu of cash compensation. The plan is made available on a fully voluntary basis. The plan includes the following provisions:

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

DRI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The number of shares payable under this plan is determined by dividing the cash value of stock compensation by the higher of (1) the actual closing price on the last trading day of each month, or (2) the book value of the Company on the last day of each month. Fractional shares are rounded up to the next full share amount. During the year ended December 31, 2008, the Company issued 35,573 shares of Common Stock to ten individuals under this plan at an average price of $2.40 per share in lieu of approximately $86,000 in cash compensation. During the year ended December 31, 2007, the Company issued 43,240 shares of Common Stock to seven individuals under this plan at an average price of $1.76 per share in lieu of $76,000 in cash compensation. During the year ended December 31,2006, the Company issued 47,166 shares of Common Stock to seven individuals under this plan at an average price of $1.34 per share in lieu of $63,000 in cash compensation.

(14)	Income Taxes

On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under the provisions of FIN 48, at December 31, 2008, the Company had recorded a liability for unrecognized tax benefits related to transfer pricing on intercompany sales of $300,000, which included accrued interest and penalties of $36,000 and of which $264,000 would increase the effective tax rate if recognized. Intercompany sales that give rise to the uncertain tax positions related to transfer pricing will continue in the future. As a result, the Company estimates the liability for uncertain tax positions will increase in the next 12 months by approximately the same amount of the increase recorded in 2008.

While the Company believes that it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than the Company’s accrued position. Accordingly, additional provisions could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is for the years ended December 31, 2008 and 2007 is as follows (in thousands):

	2008	2007
Balance as of January 1	$267	$110
Additions for tax positions related to prior years	—	—
Additions for tax positions related to the current year	44	157
Foreign exchange translation gain	(47)	—

Balance as of December 31	$264	$267

The Company files its tax returns as prescribed by the tax laws of the U.S. federal jurisdiction and various state and foreign jurisdictions in which it operates. The Company’s 2004 to 2008 tax years remain open to examination by U.S. taxing authorities. The foreign jurisdictions have open tax years from 2002 to

DRI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008. Potential accrued interest on uncertain tax positions is recorded as a component of interest expense and potential accrued penalties are recorded as selling, general and administrative expenses.

The pretax income (loss) for the years ended December 31, 2008, 2007, and 2006 was taxed by the following jurisdictions:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Domestic	$444	$(7)	$(2,879)
Foreign	2,578	1,160	(1,342)

	$3,022	$1,153	$(4,221)

The income tax provision charged (benefit credited) for the years ended December 31, 2008, 2007, and 2006 were as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Current
U.S. federal	$—	$2	$—
State	2	4	—
Foreign	932	384	259

	934	390	259

Deferred
U.S. federal	—	(247)	11
State	—	(41)	2
Foreign	162	189	59

	162	(99)	72

	$1,096	$291	$331

DRI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax expense (benefit) differs from the expected amount of income tax expense (benefit) determined by applying the U.S. federal income tax rates to the pretax income (loss) for the years ended December 31, 2008, 2007, and 2006 due to the following:

	Year Ended December 31,
	2008		2007		2006
		Percentage		Percentage		Percentage
		of pretax		of pretax		of pretax
	Amount	earnings (loss)	Amount	earnings (loss)	Amount	earnings (loss)
	(In thousands)

Computed “expected” tax expense (benefit)	$1,028	34.0%	$392	34.0%	$(1,477)	35.0%
Increase (decrease) in income taxes resulting from:
Nondeductible expenses	72	2.4	33	2.9	14	(0.4)
(Increase)/decrease in prior year NOL (correction)	(1,127)	(37.3)	—	—	—	—
Foreign subsidiary losses	—	—	(10)	(0.9)	32	(0.8)
Higher (lower) rates on earnings of foreign operations	211	7.0	1	0.1	539	(20.3)
State taxes, net of federal benefit	6	0.2	(37)	(3.2)	(324)	7.8
Uncertain tax positions	63	2.1	149	12.9	—	—
Changes in valuation allowance	843	27.9	(237)	(20.6)	1,547	(29.5)

	$1,096	36.3%	$291	25.2%	$331	(8.1)%

Temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities that give rise to the deferred income taxes as of December 31, 2008 and 2007 are presented below:

	December 31,
	2008	2007
	(In thousands)

Deferred tax assets
Federal and state loss carryforwards	$5,478	$5,419
Federal tax credits	336	357
Foreign loss carryforwards	2,274	1,446
Inventory reserve and capitalization	114	80
Property and equipment	—	—
Intangible assets	9	16
Other accruals and reserves	207	148

Total gross deferred tax assets	8,418	7,466
Less valuation allowance	(8,175)	(7,332)

	243	134

Deferred tax liabilities
Property and equipment	(149)	—
Intangible assets	—	—
Untaxed foreign reserves	(137)	(78)

Total deferred tax liabilities	(286)	(78)

Net deferred assets (liabilities)	$(43)	$56

DRI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company reduces its deferred tax assets by a valuation allowance when, based upon the available evidence, it is more likely than not that a significant portion of the deferred tax assets will not be realized. At December 31, 2008, the Company’s deferred tax valuation allowance was attributable to operating loss carryforwards from its various domestic jurisdictions and one of its foreign subsidiaries.

The components giving rise to the net deferred tax assets described above have been included in the accompanying consolidated balance sheets as of December 31, 2008 and 2007 as follows:

	December 31,
	2008	2007
	(In thousands)

Current assets	$94	$56

Noncurrent assets	$149	$78
Noncurrent liabilities	(286)	(78)

Net noncurrent liabilities	$(137)	$—

Net deferred assets (liabilities)	$(43)	$56

At December 31, 2008, the Company has net operating loss carryforwards for federal income tax purposes of $14.8 million, which are available to offset future federal taxable income, if any, which expire beginning in 2012 through 2027. In addition, two of the Company’s domestic subsidiaries have net economic loss carryforwards for state income tax purposes of $9.3 million, which are available to offset future state taxable income, if any, through 2027 and 2028. Further, one of the Company’s foreign subsidiaries also has loss carryforwards for German tax purposes of $6.4 million, which are available to offset future foreign taxable income.

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

The Company also has research and development tax credits for federal income tax purposes of $336,000 at December 31, 2008 that expire in various years from 2009 through 2023.

(15)	Related Party Transactions

In August 2002, the Company completed a privately negotiated sale of a $250,000 convertible subordinated debenture to Mr. John D. Higgins, a private investor and a director of the Company. Mr. Higgins received $10,000 in interest payments on the outstanding Debenture in 2008, and $20,000 in each of the years 2007 and 2006. The Debenture was converted to 227,273 shares of Common Stock on June 30, 2008. See Note 9 for further disclosure of the conversion.

In the second quarter of 2006, the Company retained Gilbert Tweed Associates, Inc., an executive search firm located in New York City to perform executive recruiting services related to the Company’s search for a Chief Operating Officer for its North Carolina operations. Ms. Stephanie Pinson, a director of DRI, is President and Chief Operating Officer of Gilbert Tweed Associates, Inc. and her firm was paid $69,000 in recruiting fees and out-of-pocket expenses in 2006.

See Note 2 for disclosure of sale of our DAC subsidiary in April 2007 to a current investor.

DRI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16)	Segment and Geographic Information

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

Geographic information for continuing operations is provided below. Long-lived assets include net property and equipment and other assets.

	2008	2007	2006
	(In thousands)

Net sales — continuing operations
North America	$30,576	$27,687	$23,842
Europe	20,008	15,899	15,140
Asia-Pacific	8,018	4,839	3,754
Middle East	948	2,272	1,601
South America	11,009	7,235	4,824

	$70,559	$57,932	$49,161

Long-lived assets — continuing operations
North America	$2,982	$1,345	$1,770
Europe	1,527	1,538	1,718
Asia-Pacific	46	44	31
South America	209	246	184

	$4,764	$3,173	$3,703

*	Geographic information regarding net sales was determined based upon sales to each geographic area.
**	Geographic information regarding long-lived assets was determined based upon the recorded value of those assets on the balance sheets of each of the geographic locations.

(17)	Legal Proceedings

The Company, in the normal course of its operations, is involved in legal actions incidental to the business. In management’s opinion, the ultimate resolution of these matters will not have a material adverse effect upon the current financial position of the Company or future results of operations.

Since 2002, Mobitec Pty Ltd, the Company’s Australian subsidiary, had been a defendant in an ongoing legal action brought by a former distributor in that market. The litigation had always been considered to be without merit and we believed our chances of prevailing without any material liability to be high. While the Company’s position was that it would continue to defend itself, an opportunity arose to settle the case and thus avoid the continuing expense, uncertainty and distraction of litigation in a foreign jurisdiction. Final settlement with the plaintiffs was reached in December 2008. Under terms of the settlement agreement, the Company paid AUD$300,000 to the plaintiffs and took ownership of certain inventory held by the plaintiffs. The Company has estimated the value of this inventory to be AUD$75,000. Accordingly, the Company has recorded a settlement expense of AUD$225,000 (US$192,000) in selling, general and administrative expenses in the accompanying consolidated statements of operations.

DRI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective April 1, 2006, we entered into a contractual relationship with The Castleton Group (“Castleton”), a professional employment organization (“PEO”), whereby Castleton provided payroll processing and personnel administrative services and became the employer of record for all of our U.S.-based workforce. We received notice on January 2, 2008 that our contractual relationship with Castleton was terminated effective November 30, 2007, which coincides with the pay-period end date of our final payroll processed by Castleton. Castleton had been deemed insolvent by the North Carolina Department of Insurance and on December 22, 2007, Castleton filed for Chapter 7 Bankruptcy protection in the Eastern District of North Carolina. Castleton additionally may have failed to properly discharge its responsibilities in certain other respects as related to its contractual responsibilities. We are unable to determine what obligations, if any, might result from Castleton’s failure to comply with its responsibilities and obligations in this contractual relationship and what impact such obligations might have on our financial condition. Should we have to defend our selves against allegations of such liability or should we ultimately be found to be liable for any significant unmet obligations, it could have a significant adverse effect on our financial position and our operations.

(18)	Foreign Tax Settlement

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

DRI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(19)	Per Share Amounts

The basic net income (loss) per common share has been computed based upon the weighted average shares of Common Stock outstanding. Diluted net income (loss) per common share has been computed based upon the weighted average shares of Common Stock outstanding and shares that would have been outstanding assuming the issuance of Common Stock for all potentially dilutive equities outstanding.

	2008	2007	2006
	(In thousands, except share amounts)

Net income (loss) applicable to common shareholders	$1,193	$380	$(4,241)
Effect of dilutive securities on net income (loss):
Convertible debt	10	—	—

Net income (loss) applicable to common shareholders, assuming conversions	$1,203	$380	$(4,241)

Weighted average shares oustanding — Basic	11,333,984	10,751,220	9,787,599
Effect of dilutive securities on shares outstanding:
Options	26,170	73,078	—
Warrants	19,925	321,809	—
Convertible debt	112,394	—	—

Weighted average shares outstanding — Diluted	11,492,473	11,146,107	9,787,599

The calculation of weighted average shares outstanding for the diluted calculation excludes potentially dilutive securities aggregating 4,758,272 for the year ended December 31, 2006 since, due to the net loss in that period, such securities would have been anti-dilutive. The calculation of weighted average shares outstanding for the year ended December 31, 2008 and 2007 excludes preferred stock convertible into 1,641,729 and 1,566,574 shares of Common Stock, respectively, because they are anti-dilutive, and 2,533,039 and 1,324,260, respectively, of stock options and warrants because these securities would not have been dilutive for these periods due to the fact that the exercise prices were greater than the average market price of our Common Stock for these periods.

DRI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(20)	Unaudited Quarterly Financial Data

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2008 and 2007, respectively.

	Year Ended December 31, 2008
	Q1	Q2	Q3	Q4(a)
	(In thousands, except share and per share amounts)
	(Unaudited)

Net sales	$17,025	$19,103	$18,794	$15,637
Gross profit	6,032	6,543	6,500	4,813
Operating income (loss)	1,436	1,492	1,503	(517)
Net income (loss) applicable to common shareholders	648	384	662	(501)
Net income (loss) applicable to common shareholders per common share:
Basic	$0.06	$0.03	$0.06	$(0.04)
Diluted	$0.06	$0.03	$0.06	$(0.04)
Weighted average number of common shares and common share equivalents outstanding
Basic	11,197,563	11,227,274	11,453,588	11,464,333
Diluted	12,873,397	11,610,692	13,052,316	11,464,333

	Year Ended December 31, 2007
	Q1	Q2	Q3	Q4
	(In thousands, except share and per share amounts)
	(Unaudited)

Net sales	$12,000	$14,885	$13,929	$17,118
Gross profit	3,678	4,533	4,541	5,869
Operating income (loss)	(256)	562	1,038	912
Net loss applicable to common shareholders	(846)	244	500	482
Net loss applicable to common shareholders per common share
Basic	$(0.09)	$0.02	$0.04	$0.04
Diluted	$(0.09)	$0.02	$0.04	$0.04
Weighted average number of common shares and common share equivalents outstanding
Basic	10,173,578	10,503,691	11,131,248	11,181,114
Diluted	10,173,578	11,434,320	11,702,461	12,023,888

(a)	During the fourth quarter, within the performance of our year-end financial reporting process, we identified two adjusting journal entries necessary to properly state our financial statements at year-end. One entry, a $90,000 increase to selling, general and administrative expenses, corrected an understatement of accrued vacation that existed at December 31, 2007. Another entry, totaling $68,000, resulted in our recognition of revenue during the fourth quarter that, under one multiple element contract, should have been recorded during the first quarter of 2008. We have concluded that these adjustments were not material to either the 2007 consolidated financial statements or the 2008 first quarter operating results.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(a) Previous independent registered public accounting firm

On October 1, 2008, DRI dismissed PricewaterhouseCoopers LLP as our independent registered public accounting firm. This action was approved by the audit committee of our board of directors.

The reports of PricewaterhouseCoopers LLP on our financial statements for the fiscal years ended December 31, 2007 and 2006 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle, except as follows in the next two paragraphs:

PricewaterhouseCoopers LLP’s report on our financial statements for the year ended December 31, 2006 contained an explanatory paragraph stating that “[t]he consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.”

PricewaterhouseCoopers LLP’s report on our financial statements for the year ended December 31, 2007 contained an explanatory paragraph stating that “[t]he consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has insufficient cash resources to satisfy its debt obligations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.”

During the years ended December 31, 2006 and 2007 and through October 1, 2008, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on our financial statements for such years.

As noted in our Form 10-K for the year ended December 31, 2007, the Company identified the following material weaknesses in internal controls over financial reporting and disclosure controls and procedures during its evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31 2007: (i) the inability to ensure proper capitalization of direct production labor and overhead in inventory, (ii) the inability to ensure proper elimination of intercompany profits in ending inventories, and (iii) the inability to ensure an accurate and complete physical inventory was achieved and that the Company’s inventory records were appropriately updated for the results of the annual physical inventory. Our management believes that the first two material weaknesses were fully remediated as of the date of the filing of our Form 10-K for the year ended December 31, 2007 and the third material weakness was remediated as of December 31, 2008 with the physical inventory conducted in January, 2009. Except as noted previously in this paragraph, there were no other “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K during the years ended December 31, 2006 and 2007 and through October 1, 2008.

(b) New independent registered public accounting firm

On October 6, 2008, we engaged Grant Thornton LLP as our independent registered accounting firm. During the years ended December 31, 2006 and 2007 and through October 6, 2008, neither we nor anyone on our behalf consulted with Grant Thornton LLP regarding any of the matters described in Item 304(a)(2)(i) and Item 304(a)(2)(ii) of Regulation S-K. The audit committee of our board of directors approved the engagement of Grant Thornton LLP.

Item 9A.	Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined under Rule l3a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2008, the end of the period covered by this annual report on Form 10-K, due to the existence of the material weakness described below.

Management’s Report on Internal Control Over Financial Reporting

The management of DRI Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2008 due to the existence of material weaknesses discussed below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Material Weakness — Mobitec Ltda.

Management’s evaluation of internal controls as described above included an evaluation of internal controls of Mobitec Ltda., our 50%-owned subsidiary located in Brazil. We identified several deficiencies in the design and effectiveness of internal control over financial reporting at Mobitec Ltda that, when considered in combination, indicate a material weakness. The control deficiencies identified resulted from inadequate implementation of formal policies and procedures and, where control processes have been implemented, inadequate documentation to provide evidence that such processes are operating effectively. Control deficiencies were identified in the following areas: inventory management, revenue recognition, accounts receivable, accounts payable, billing, order entry, purchasing, financial reporting, and information technology (“IT”). Although these control deficiencies were identified, management believes it has performed adequate evaluation and analysis of financial information reported by Mobitec Ltda to provide reasonable assurance there are no material misstatements in the accompanying consolidated financial statements.

Efforts to remediate the internal control deficiencies identified at Mobitec Ltda are in process. Remediation efforts will require implementation of formal policies and procedures which will include the necessary level of documentation to ensure internal controls are designed and operating effectively at all times. Management plans to complete remediation as soon as possible during 2009. However, management anticipates that these remediation efforts will be ongoing throughout much of 2009 and may not be completed until late in the year. While remediation efforts are in process and until such time as remediation is complete, management will continue to perform the evaluations and analyses we believe adequate to provide reasonable assurance there are no material misstatements of our financial statements.

Material Weakness — Revenue Recognition

During our year-end audit, management identified a material weakness in internal controls related to revenue recognition. During late 2007 and 2008, the Company entered into certain revenue transactions with customers that were unique when compared to contracts executed in prior periods. These contracts contained multiple elements and deliverables, some of which were potentially contingent on each other. Revenue recognition in these types of contracts can be complicated and require thorough evaluation and documentation to ensure revenue is properly accounted for in accordance with GAAP. During our year-end closing process and related audit, it was determined that adequate evaluation and documentation of certain of these transactions had not occurred and, as a result, errors in our recognition of revenue during the year had occurred. As a result, the Company and the Audit Committee of the Company concluded that restatement of our second quarter 2008 consolidated financial statements related to one of these errors was necessary. The Company filed an amended Form 10-Q for the quarterly period ended June 30, 2008 on March 31, 2009.

Efforts to remediate the material weakness related to revenue recognition are in process.. Management is updating procedures whereby a thorough evaluation of multiple deliverable transactions is performed by management with the proper skill and experience levels necessary to ensure revenue is recognized and accounted for in accordance with GAAP. We anticipate having these new procedures in place to ensure proper accounting treatment of revenue recognition for the first quarter of 2009 and all subsequent periods.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. The effectiveness of internal control over financial reporting was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

On March 26, 2009, DR, TVna and the Company (each, a “Loan Party” and collectively, the “Loan Parties”) entered into Amendment No. 3 to Revolving Credit and Security Agreement (the “PNC Amendment”) with the financial institutions party thereto (collectively, the “Lenders”) and PNC Bank, National Association, as agent for Lenders (the “Agent”). The Amendment amends the terms of the Revolving Credit and Security Agreement, dated June 30, 2008, between the Loan Parties, the Lenders and the Agent (the “PNC Facility”).

The PNC Amendment modifies the maximum “Leverage Ratio” (as defined in the PNC Facility) that the Loan Parties are required to maintain under the PNC Facility to no greater than 3.50 to 1.0 for the fiscal quarter ending September 30, 2008; thereafter increasing over time to no greater than 6.25 to 1.0 for the fiscal quarter ending June 30, 2009; and thereafter decreasing over time to no greater than 2.50 to 1.0 for the fiscal quarter ending March 31, 2009 and each fiscal quarter ending thereafter.

The PNC Amendment also modifies the minimum EBITDA that the Company is required to maintain on a consolidated basis under the PNC Facility to no less than $5,000,000 for the fiscal quarter ending December 31, 2008; thereafter decreasing over time to no less than $2,500,000 for the fiscal quarter ending June 30, 2009; and thereafter increasing over time to no less than $5,000,000 for the fiscal quarter ending December 31, 2009 and each fiscal quarter ending thereafter.

All other terms and conditions of the PNC Facility remain the same.

As a condition precedent to its effectiveness, the PNC Amendment also requires the Loan Parties to execute an amendment to the loan documentation between the Loan Parties and BHC Interim Funding III, L.P.

(“BHC”). Accordingly, on March 26, 2009, DR and TVna, as borrowers (collectively, the “Borrowers”), the Company, as guarantor, and BHC, as lender, entered into a Second Amendment to the Loan and Security Agreement (the “BHC Amendment”) with BHC to amend the terms of the Loan and Security Agreement, dated June 30, 2008, between the Borrowers, the Company and BHC (the “BHC Agreement”).

The BHC Amendment modifies the maximum “Leverage Ratio” (as defined in the BHC Agreement) that the Borrowers and the Company are each required to maintain under the BHC Agreement to no greater than 5.7 to 1.0 for the fiscal quarter ending March 31, 2009; thereafter increasing to 6.25 to 1.0 for the fiscal quarter ending June 30, 2009; and thereafter decreasing over time to 2.5 to 1.0 for the fiscal quarter ending March 31, 2010 and each fiscal quarter ending thereafter.

The BHC Amendment also modifies the minimum EBITDA that the Company is required to maintain on a consolidated basis under the BHC Agreement to no less than $3,000,000 for the fiscal quarter ending March 31, 2009; thereafter decreasing to $2,500,000 for the fiscal quarter ending June 30, 2009; and thereafter increasing over time to $5,000,000 for the fiscal quarter ending December 31, 2009 and each fiscal quarter ending thereafter.

All other terms and conditions of the BHC Agreement remained the same.

On March 26, 2009, the Company also entered into a First Amendment to Warrant with BHC (the “Warrant Amendment”) to amend the terms of the Warrant, dated June 30, 2008, between the Company and BHC (the “Warrant”).

The Warrant Amendment modifies paragraph (A) of the Warrant by granting BHC the right to purchase from the Company, at any time on or after the date of the Warrant and before 5:00 p.m. (New York time) on June 30, 2013, (i) 200,000 fully paid and non-assessable shares of the Company’s Common Stock (the “A Common Stock”) at a price of $1.00 per share (the “A Exercise Price”), and (ii) 150,000 fully paid and non-assessable shares of the Company’s Common Stock (the “B Common Stock”) at a price of $2.99 per share (the “B Exercise Price”). The Amendment essentially reduces the exercise price of 200,000 shares, denominated the A Common Stock under the Amendment, by $1.99 per share — i.e., from an exercise price of $2.99 under the original BHC Agreement to an exercise price of $1.00 under the Amendment.

The Warrant Amendment also modifies Section 1.1 of the Warrant by requiring that BHC’s notice of election to exercise the Warrant specify whether BHC is purchasing A Common Stock or B Common Stock.

All other terms and conditions of the Warrant remained the same.

PART III

Certain information required by Part III is incorporated by reference to the Company’s definitive Proxy Statement pursuant to Regulation 14A relating to the annual meeting of shareholders for 2008, which shall be filed with the SEC no later than April 30, 2009 (the “Proxy Statement”). Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information called for by this item is incorporated herein by reference to the Proxy Statement.

Item 11.	Executive Compensation

The information called for by this item is incorporated herein by reference to the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information called for by this item is incorporated herein by reference to the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by this item is incorporated herein by reference to the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information called for by this item is incorporated herein by reference to the Proxy Statement.

PART IV

Item 15.	Exhibits

(1)(2) Financial Statements

See the Index to Consolidated Financial Statements and Financial Statements Schedules in Part II, Item 8.

(3)	Exhibits

The following documents are filed herewith or have been included as exhibits to previous filings with the SEC and are incorporated herein by this reference:

Exhibit
No.	Document

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference from the Company’s Registration Statement on Form S-3, filed with the SEC on December 23, 2003)
3.2	Articles of Amendment to Articles of Incorporation of the Company containing Certificate of Designation of Series E Redeemable Nonvoting Convertible Stock (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on November 12, 2003)
3.3	Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series F Convertible Preferred Stock (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on April 14, 2004)
3.4	Articles of Amendment to the Articles of Incorporation of the Company containing Series AAA Preferred Stock Change in Quarterly Dividend Accrual and Conversion Price (incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2004)
3.5	Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series G Redeemable Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed on June 28, 2005)
3.6	Articles of Correction of Articles of Amendment to the Articles of Incorporation of the Company containing a correction to an error in the Amended Certificate of Designation of Series G Redeemable Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2005)
3.7	Articles of Amendment to the Articles of Incorporation of the Company containing an amendment to eliminate a staggered election of Board members (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2005)
3.8	Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series H Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed on November 4, 2005)
3.9	Articles of Amendment to Articles of Incorporation of the Company containing Certificate of Designation of Series I Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)
3.10	Amendment No. 1 to the Company’s Certificate of Designation with respect to its Series D Junior Participating Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on September 28, 2006)
3.11	Certificate of Designation of Series D Junior Participating Preferred Stock (incorporated herein by reference to the Company’s Form 8-A filed with the SEC on October 2, 2006)

Exhibit
No.	Document

3.12	Amendment to Certificate of Designation of Series D Junior Participating Preferred Stock (incorporated herein by reference to the Company’s Form 8-A filed with the SEC on October 2, 2006)
3.13	Amended and Restated Bylaws of the Company (incorporated herein by reference to the Company’s Report on Form 8-K filed on September 18, 2006)
3.14	Amendment to Bylaws of DRI Corporation, dated as of September 12, 2007 (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on September 14, 2007)
4.1	Form of specimen certificate for Common Stock of the Company (incorporated herein by reference from the Company’s Registration Statement on Form SB-2, filed with the SEC (SEC File No. 33-82870-A)
4.2	Form of Underwriter’s Warrants issued by the Company to the Underwriter (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on April 22, 2004)
4.3	Warrant Agreement between the Company and Continental Stock Transfer & Trust Company (incorporated herein by reference from the Company’s Registration Statement on Form SB-2, filed with the SEC (SEC File No. 33-82870-A))
4.4	Rights Agreement, dated as of September 22, 2006, between the Company and American Stock Transfer & Trust Company, as Rights Agent, together with the following exhibits thereto: Exhibit A — Certificate of Designation of Series D Junior Participating Preferred Stock of Digital Recorders, Inc. and the Amendment to Certificate of Designation of Series D Junior Participating Preferred Stock of Digital Recorders, Inc.; Exhibit B — Form of Right Certificate; and Exhibit C — Summary of Rights to Purchase Shares (incorporated herein by reference to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 2, 2006)
4.5	Omnibus Amendment dated as of January 10, 2007, effective December 31, 2006, by and among the Company, TwinVision of North America, Inc., Digital Audio Corporation, Robinson-Turney International, Inc., and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on January 16, 2007)
4.6	Amended and Restated Secured Term Note dated as of January 10, 2007, effective December 31, 2006, by and between the Company, TwinVision of North America, Inc., Digital Audio Corporation, Robinson-Turney International, Inc., and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on January 16, 2007)
4.7	Second Amended and Restated Registration Rights Agreement dated as of January 10, 2007, effective December 31, 2006, by and between the Company and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on January 16, 2007)
4.8	Certificate of Designation of Series J Convertible Preferred Stock of Digital Recorders, Inc. (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2007)
4.9	Warrant, dated as of June 30, 2008, issued by the Company to BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s Report on Form 8-K/A, filed with the SEC on August 14, 2008)
4.10	First Amendment to Warrant issued by the Company to BHC Interim Funding III, L.P., dated as of March 26, 2009 (filed herewith)
10.1	Executive Employment Agreement, dated January 1, 1999, between the Company and Larry Hagemann (incorporated herein by reference from the Company’s Proxy Statement for the Annual Meeting of Shareholders for fiscal year 2000, filed with the SEC on June 6, 2001)
10.2	Form of Office Lease Agreement, between the Company and Sterling Plaza Limited Partnership (incorporated herein by reference from the Company’s Form 10-KSB/A, filed with the SEC on May 21, 2001)
10.3	Lease Agreement, between the Company and The Prudential Savings Bank, F.S.B., dated December 18, 1998 (incorporated herein by reference from the Company’s Form 10-KSB/A, filed with the SEC on June 6, 2001)
10.4	Form of Loan Agreement, dated as of August 26, 2002, between the Company and John D. Higgins (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on August 30, 2002)

Exhibit
No.	Document

10.5	Form of Digital Recorders, Inc., 8% Convertible Debenture, dated August 26, 2002, issued to John D. Higgins (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on August 30, 2002)
10.6	Form of Security Agreement, dated August 26, 2002, between the Company and John D. Higgins (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on August 30, 2002)
10.7	Form of Pledge Agreement, dated August 26, 2002, between the Company and John D. Higgins (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on August 30, 2002)
10.8	Form of Subsidiary Guarantee, dated August 26, 2002, by Subsidiaries of the Company in favor of John D. Higgins (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on August 30, 2002)
10.9	Form of Subsidiary Security Agreement, dated August 26, 2002, among the Company, TwinVision of North America, Inc. and John D. Higgins (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on August 30, 2002)
10.10	Share Purchase Agreement, dated as of October 13, 2003, by and between Dolphin Offshore Partners, L.P. and the Company (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on November 12, 2003)
10.11	Stock Purchase Warrant, dated as of October 13, 2003, issued by the Company to Dolphin Offshore Partners, L.P. (terminated) (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on November 12, 2003) [If the warrant has been terminated, is it still material disclosure?]
10.12	Amended and Restated Registration Rights Agreement, dated as of April 1, 2004, by and between the Company and Dolphin Offshore Partners, L.P. (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on April 14, 2004)
10.13	Securities Purchase Agreement, dated as of November 5, 2003, by and between the Company, as seller, and BFSUS Special Opportunities Trust PLC and Renaissance US Growth & Investment Trust PLC, collectively as purchasers (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on November 12, 2003)
10.14	Loan and Security Agreement, dated as of November 6, 2003, by and between LaSalle Business Credit, LLC, as lender, and the Company, as borrower (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on November 12, 2003)
10.15	Warrant Agreement, dated March 23, 2004, between Digital Recorders, Inc. and Fairview Capital Ventures LLC (incorporated herein by reference to the Company’s Registration Statement on Form S-3, filed with the SEC on April 16, 2004)
10.16	Securities Purchase Agreement dated as of April 21, 2004, among Digital Recorders, Inc. and the investors named therein (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on April 22, 2004)
10.17	Registration Rights Agreement dated as of April 21, 2004, among Digital Recorders, Inc. and the investors named therein (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on April 22, 2004)
10.18	Form of Warrant dated as of April 21, 2004, issued by Digital Recorders, Inc. to each of the Investors named in the Securities Purchase Agreement filed as Exhibit 10.16 hereto (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on April 22, 2004)
10.19	Warrant, dated April 26, 2004, issued by the Company to Roth Capital Partners, LLC (incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004)
10.20	Amendment No. 2 to Rights Agreement, dated July 8, 2004, between Digital Recorders, Inc. and Continental Stock Transfer & Trust Company (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on July 8, 2004)

Exhibit
No.	Document

10.21	Securities Purchase Agreement, dated October 5, 2004, between the Company and Riverview Group LLC (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on October 7, 2004)
10.22	Registration Rights Agreement, dated October 5, 2004, between the Company and Riverview Group LLC (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on October 7, 2004)
10.23	Warrant, dated October 6, 2004, issued by the Company to Riverview Group, LLC (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on October 7, 2004)
10.24	Amended and Restated Warrant, dated October 6, 2004, issued by the Company to Roth Capital Partners, LLC (incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004)
10.25	Executive Employment Agreement, between the Company and David N. Pilotte, dated October 25, 2004 (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on October 22, 2004)
10.26	First Lease Amendment, between the Company and Property Reserve, Inc., f/k/a The Prudential Savings Bank, F.S.B., dated December 11, 2002 (incorporated herein by reference to the Company’s Registration Statement of Form S-1, filed with the SEC on January 4, 2005)
10.27	Second Lease Amendment, between the Company and Property Reserve, Inc., f/k/a The Prudential Savings Bank, F.S.B., dated June 18, 2003 (incorporated herein by reference to the Company’s Registration Statement of Form S-1, filed with the SEC on January 4, 2005)
10.28	Third Lease Amendment, between the Company and Property Reserve, Inc., f/k/a The Prudential Savings Bank, F.S.B., dated August 21, 2003 (incorporated herein by reference to the Company’s Registration Statement of Form S-1, filed with the SEC on January 4, 2005)
10.29	Fourth Lease Amendment, between the Company and Property Reserve, Inc., f/k/a The Prudential Savings Bank, F.S.B., dated September 8, 2003 (incorporated herein by reference to the Company’s Registration Statement of Form S-1, filed with the SEC on January 4, 2005)
10.30	First Amendment, between the Company and Sterling Plaza Limited Partnership, d/b/a Dallas Sterling Plaza Limited Partnership, dated August 25, 2003 (incorporated herein by reference to the Company’s Registration Statement of Form S-1, filed with the SEC on January 4, 2005)
10.31	Second Amendment, between Sterling Plaza Limited Partnership, d/b/a Dallas Sterling Plaza Limited Partnership and the Company, dated September 17, 2004 (incorporated herein by reference to the Company’s Registration Statement of Form S-1, filed with the SEC on January 4, 2005)
10.32	Certificate of Designation of Series G Convertible Preferred Stock, dated June 23, 2005 (incorporated herein by reference to the Company’s Report on Form 8-K filed on June 28, 2005)
10.33	Share Purchase Agreement, dated June 23, 2005, by and between the Company and Dolphin Offshore Partners, L.P.(incorporated herein by reference to the Company’s Report on Form 8-K filed on June 28, 2005)
10.34	Stock Purchase Warrant, dated June 23, 2005, issued by the Company to Dolphin Offshore Partners, L.P. (incorporated herein by reference to the Company’s Report on Form 8-K filed on June 28, 2005)
10.35	Registration Rights Agreement, dated June 23, 2005, by and between the Company and Dolphin Offshore Partners, L.P. (incorporated herein by reference to the Company’s Report on Form 8-K filed on June 28, 2005)
10.36	Promissory Note dated July 25, 2005, between the Company and John D. Higgins (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended September 30, 2005)
10.37	Share Purchase Agreement, dated October 31, 2005, between John D. Higgins and the Company (incorporated herein by reference to the Company’s Report on Form 8-K filed on November 4, 2005)
10.38	Form of Stock Purchase Warrant between John D. Higgins and the Company (incorporated herein by reference to the Company’s Report on Form 8-K filed on November 4, 2005)

Exhibit
No.	Document

10.39	Form of Registration Rights Agreement between John D. Higgins and the Company (incorporated herein by reference to the Company’s Report on Form 8-K filed on November 4, 2005)
10.40	Form of Certificate of Designation of Series H Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed on November 4, 2005)
10.41	Waiver, Consent and Fourth Amendment Agreement between the Company and LaSalle Business Credit, LLC, dated March 6, 2006 (incorporated herein by reference to the Company’s Report on Form 10-K filed with the SEC on April 17, 2006)
10.42	Secured Non-Convertible Revolving Note between the Company and Laurus Master Fund, Ltd., dated March 15, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)
10.43	Security Agreement (with Schedules) between the Company and Laurus Master Fund, Ltd. dated March 15, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)
10.44	Grant of Security Interest in Patents and Trademarks (with Schedules) between the Company and Laurus Master Fund, Ltd., dated March 15, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)
10.45	Stock Pledge Agreement (with Schedules) between the Company and Laurus Master Fund, Ltd., dated March 15, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)
10.46	Registration Rights Agreement between the Company and Laurus Master Fund, Ltd., dated March 15, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)
10.47	Common Stock Purchase Warrant between the Company and Laurus Master Fund, Ltd., dated March 15, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)
10.48	Share Purchase Agreement between the Company and Transit Vehicle Technology Investments, Inc., dated March 21, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)
10.49	Stock Purchase Warrant issued by the Company to Transit Vehicle Technology Investments, Inc., dated March 21, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)
10.50	Registration Rights Agreement between the Company and Transit Vehicle Technology Investments, Inc., dated March 21, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)
10.51	Securities Purchase Agreement dated as of April 28, 2006, by and between Digital Recorders, Inc., TwinVision of North America, Inc., Digital Audio Corporation, and Robinson-Turney International, Inc., and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)
10.52	Secured Term Note by Digital Recorders, Inc., TwinVision of North America, Inc., Digital Audio Corporation, and Robinson-Turney International, Inc., issued to Laurus Master Fund, Ltd., in the original principal amount of $1,600,000 (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)
10.53	Common Stock Purchase Warrant issued by the Company to Laurus Master Fund, Ltd., dated as of April 28, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)
10.54	Amended and Restated Registration Rights Agreement dated as of April 28, 2006, by and between Digital Recorders, Inc. and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)
10.55	Promissory Note, dated April 30, 2007, by Dolphin Direct Equity Partners, LP issued to Digital Recorders, Inc. in the principal sum of $285,000 (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2007)

Exhibit
No.	Document

10.56	Waiver and Consent, dated as of April 30, 2007, entered into by and between Digital Recorders, Inc., TwinVision of North America, Inc., Digital Audio Corporation, Robinson-Turney International, Inc. and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 2007)
10.57	Share Purchase Agreement, dated as of April 30, 2007, entered into by and among Dolphin Direct Equity Partners, LP, Digital Audio Corporation and Digital Recorders, Inc. (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 2007)
10.58	Form of Registration Rights Agreement, dated June 11, 2007, between Digital Recorders, Inc. and holder of Series J Convertible Preferred Stock of Digital Recorders, Inc. (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2007)
10.59	Agreement, dated as of June 30, 2008, by and between the Company and John D. Higgins (incorporated herein by reference to the Company’s Report on Form 8-K/A, filed with the SEC on August 14, 2008)
10.60	Revolving Credit and Security Agreement, dated as of June 30, 2008, by and among PNC Bank, National Association and Digital Recorders, Inc., TwinVision of North America, Inc. and DRI Corporation (incorporated herein by reference to the Company’s Report on Form 8-K/A, filed with the SEC on August 14, 2008)
10.61	Amendment No. 2 to Revolving Credit and Security Agreement, dated September 29, 2008, by and between Digital Recorders, Inc., TwinVision of North America, Inc. and DRI Corporation, and PNC Bank (incorporated by reference to the Company’s Report on Form 10-Q for the quarter ended September 30, 2008)
10.62	Revolving Credit Note, dated as of June 30, 2008, issued by Digital Recorders, Inc., TwinVision of North America, Inc. and DRI Corporation to PNC Bank, National Association (incorporated herein by reference to the Company’s Report on Form 8-K/A, filed with the SEC on August 14, 2008)
10.63	Loan and Security Agreement, dated as of June 30, 2008, by and among Digital Recorders, Inc., TwinVision of North America, Inc. and DRI Corporation, and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s Report on Form 8-K/A, filed with the SEC on August 14, 2008)
10.64	First Amendment to the Loan and Security Agreement, dated as of July 30, 2008, by and among Digital Recorders, Inc., TwinVision of North America, Inc. and DRI Corporation, and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s Report on Form 8-K/A, filed with the SEC on August 14, 2008)
10.65	Senior Secured Term Note, dated as of June 30, 2008, issued by Digital Recorders, Inc. and TwinVision of North America, Inc. to BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s Report on Form 8-K/A, filed with the SEC on August 14, 2008)
10.66	Continuing Unconditional Guaranty, dated as of June 30, 2008, granted by the Company in favor of BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s Report on Form 8-K/A, filed with the SEC on August 14, 2008)
10.67	Stock Pledge Agreement, dated as of June 30, 2008, by and between the Company and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s Report on Form 8-K/A, filed with the SEC on August 14, 2008)
10.68	Trademark Security Agreement, dated as of June 30, 2008, by and between the Company and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s Report on Form 8-K/A, filed with the SEC on August 14, 2008)
10.69	Trademark Security Agreement, dated as of June 30, 2008, by and between Digital Recorders, Inc. and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s Report on Form 8-K/A, filed with the SEC on August 14, 2008)
10.70	Trademark and Security Agreement, dated as of June 30, 2008, by and between TwinVision of North America, Inc. and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s Report on Form 8-K/A, filed with the SEC on August 14, 2008)

Exhibit
No.	Document

10.71	Copyright Security Agreement, dated as of June 30, 2008, by and between Digital Recorders, Inc. and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s Report on Form 8-K/A, filed with the SEC on August 14, 2008)
10.72	Copyright Security Agreement, dated as of June 30, 2008, by and between TwinVision of North America, Inc. and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s Report on Form 8-K/A, filed with the SEC on August 14, 2008)
10.73	Patent Security Agreement, dated as of June 30, 2008, by and between Digital Recorders, Inc. and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s Report on Form 8-K/A, filed with the SEC on August 14, 2008)
10.74	Undertaking Concerning Loan Payment for purposes other than personal consumption, by and between Handelsbanken and Mobitec AB (English translation) (incorporated herein by reference to the Company’s Report on Form 8-K/A, filed with the SEC on August 14, 2008)
10.75	Instrument for Debt A Loan for purposes other than personal consumption, by and between Handelsbanken and Mobitec AB (English translation) (incorporated herein by reference to the Company’s Report on Form 8-K/A, filed with the SEC on August 14, 2008)
10.76	Factoring Agreement by and between Handelsbanken and Mobitec AB (English translation) (incorporated herein by reference to the Company’s Report on Form 8-K/A, filed with the SEC on August 14, 2008)
10.77	EURO Short Term Loan Facility by and between Handelsbanken and Mobitec GmbH (incorporated herein by reference to the Company’s Report on Form 8-K/A, filed with the SEC on August 14, 2008)
10.78	Form of Share Purchase Agreement, dated June 11, 2007, between Digital Recorders, Inc. and buyer of Series J Convertible Preferred Stock of Digital Recorders, Inc. with Schedule of Differences (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2007)
10.79	Executive Employment Agreement, dated November 15, 2007, between Mobitec GmbH and Mobitec AB and Oliver Wels (incorporated herein by reference from the Company’s Report on Form 10-Q for the quarter ended March 31, 2008)
10.80	Executive Employment Agreement, dated December 31, 2007, between the Company and Lawrence A. Hagemann (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on January 10, 2008)
10.81	Executive Employment Agreement, dated December 31, 2007, between the Company and Stephen P. Slay (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on January 10, 2008)
10.82	Executive Employment Agreement, dated December 31, 2007, between the Company and Rob R. Taylor (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on January 10, 2008)
10.83	Executive Employment Agreement, effective January 1, 2008, between the Company and David L. Turney (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on January 18, 2008)
10.84	Executive Employment Agreement, effective December 31, 2007, between the Company and Tanya Lind Johnson (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on January 18, 2008)
10.85	Executive Employment Agreement, effective December 31, 2007, between the Company and William F. Fay, Jr. (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on January 18, 2008)
10.86	Extension Agreement, dated as of April 30, 2008 by and between DRI Corporation and Digital Audio Corporation (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on May 6, 2008)
10.87	Amendment No. 3 to Revolving Credit and Security Agreement, dated March 26, 2009, by and between Digital Recorders, Inc., TwinVision of North America, Inc. and DRI Corporation, and PNC Bank (filed herewith)

Exhibit
No.	Document

10.88	Second Amendment to the Loan and Security Agreement, dated as of March 26, 2009, by and among Digital Recorders, Inc., TwinVision of North America, Inc. and DRI Corporation, and BHC Interim Funding III, L.P. (filed herewith)
21.1	Listing of Subsidiaries of the Company (filed herewith)
23.1	Consent of Grant Thornton LLP (filed herewith)
23.2	Consent of PricewaterhouseCoopers LLP (filed herewith)
31.1	Section 302 Certification of David L. Turney (filed herewith)
31.2	Section 302 Certification of Stephen P. Slay (filed herewith)
32.1	Section 906 Certification of David L. Turney (filed herewith)
32.2	Section 906 Certification of Stephen P. Slay (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRI CORPORATION

By:	/s/ DAVID L. TURNEY
David L. Turney
Chairman of the Board, Chief Executive Officer
and President (Principal Executive Officer)

Date: March 31, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID L. TURNEY David L. Turney	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 31, 2009

/s/ STEPHEN P. SLAY Stephen P. Slay	Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 31, 2009

/s/ HUELON ANDREW HARRISON Huelon Andrew Harrison	Director	March 31, 2009

/s/ JOHN D. HIGGINS John D. Higgins	Director	March 31, 2009

/s/ C. JAMES MEESE JR. C. James Meese Jr.	Director	March 31, 2009

/s/ STEPHANIE L. PINSON Stephanie L. Pinson	Director	March 31, 2009

/s/ JOHN K. PIROTTE John K. Pirotte	Director	March 31, 2009

/s/ JULIANN TENNEY Juliann Tenney	Director	March 31, 2009