Form 10-Q
period 2009-03-31
DRI CORP
filed 2009-05-15
CIK 853695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
Commission File Number 000-28539
DRI CORPORATION
(Exact name of Registrant as specified in its Charter)

North Carolina	56-1362926
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
13760 Noel Road, Suite 830
Dallas, Texas 75240
(Address of principal executive offices, Zip Code)
Registrant’s telephone number, including area code: (214) 378-8992
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
     Indicate the number of shares outstanding of the Registrant’s Common Stock as of April 30, 2009:

Common Stock, par value $.10 per share	11,487,130
(Class of Common Stock)	Number of Shares

DRI CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
DRI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share amounts)

	March 31, 2009	December 31, 2008
	(Unaudited)	(Note 1)
ASSETS
Current Assets
Cash and cash equivalents	$577	$598
Trade accounts receivable, net	10,079	12,403
Current portion of note receivable	86	86
Other receivables	472	431
Inventories, net	11,179	10,662
Prepaids and other current assets	616	427

Total current assets	23,009	24,607

Property and equipment, net	3,772	3,607
Long-term portion of note receivable	172	172
Goodwill	8,407	9,034
Intangible assets, net	710	790
Deferred tax assets, net	—	94
Other assets	1,108	1,157

Total assets	$37,178	$39,461

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Lines of credit	$2,858	$3,743
Loans payable	594	719
Current portion of long-term debt	180	193
Current portion of foreign tax settlement	395	386
Accounts payable	6,975	5,347
Accrued expenses and other current liabilities	3,823	4,359
Preferred stock dividends payable	21	16

Total current liabilities	14,846	14,763

Long-term debt and capital leases, net	5,193	5,149

Foreign tax settlement, long-term	470	528

Deferred tax liabilities, net	40	137

Liability for uncertain tax positions	273	300

Commitments and contingencies (Notes 6 and 7)

Shareholders’ Equity and Noncontrolling Interests
Series E Redeemable, Nonvoting, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 500 shares authorized; 80 shares issued and outstanding at March 31, 2009, and December 31, 2008; redeemable at the discretion of the Company at any time.	337	337
Series G Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 600 shares authorized; 452 and 444 shares issued and outstanding at March 31, 2009, and December 31, 2008, respectively; redeemable at the discretion of the Company after five years from date of issuance.	1,978	1,938
Series H Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 600 shares authorized; 65 and 64 shares issued and outstanding at March 31, 2009, and December 31, 2008, respectively; redeemable at the discretion of the Company after five years from date of issuance.	277	272
Series J Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 250 shares authorized; 90 shares issued and outstanding at March 31, 2009, and December 31, 2008; redeemable at the discretion of the Company at any time.	388	388
Series AAA Redeemable, Nonvoting, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 20,000 shares authorized; 166 shares issued and outstanding at March 31, 2009, and December 31, 2008; redeemable at the discretion of the Company at any time.	830	830
Common stock, $.10 par value, 25,000,000 shares authorized; 11,487,130 and 11,466,606 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively.	1,149	1,147
Additional paid-in capital	32,394	32,706
Accumulated other comprehensive income — foreign currency translation	(492)	512
Accumulated deficit	(21,116)	(20,398)

Total DRI shareholders’ equity	15,745	17,732

Noncontrolling interests
Noncontrolling interest — Mobitec Brazil Ltda.	384	596
Noncontrolling interest — Castmaster Mobitec India Private Limited	227	256

Total noncontrolling interests	611	852

Total shareholders’ equity	16,356	18,584

Total liabilities and shareholders’ equity	$37,178	$39,461

See accompanying notes to unaudited consolidated financial statements.

DRI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(In thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Net sales	$13,265	$17,025
Cost of sales	9,516	10,993

Gross profit	3,749	6,032

Operating expenses
Selling, general and administrative	4,473	4,309
Research and development	79	287

Total operating expenses	4,552	4,596

Operating income (loss)	(803)	1,436

Other income (loss)	(6)	92
Foreign currency gain (loss)	(125)	163
Interest expense	(336)	(303)

Total other income and expense	(467)	(48)

Income (loss) before income tax expense	(1,270)	1,388

Income tax (expense) benefit	19	(370)

Net income (loss)	(1,251)	1,018

Net (income) loss attributable to noncontrolling interests	241	(296)

Net income (loss) attributable to DRI	(1,010)	722

Provision for preferred stock dividends	(76)	(74)

Net income (loss) applicable to common shareholders	$(1,086)	$648

Net income (loss) per share applicable to common shareholders
Basic	$(0.09)	$0.06

Diluted	$(0.09)	$0.06

Weighted average number of common shares and common share equivalents outstanding
Basic	11,473,219	11,197,563

Diluted	11,473,219	12,873,397

See accompanying notes to unaudited consolidated financial statements.

DRI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 and 2008
(In thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities
Net income (loss)	$(1,251)	$1,018
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Deferred income taxes	—	30
Liability for uncertain tax positions	(1)	103
Depreciation and amortization of property and equipment	212	233
Amortization of intangible assets	31	39
Amortization of deferred financing costs	109	63
Amortization of debt discount	28	57
Loan termination fee accrual	61	—
Bad debt expense	13	41
Stock issued in lieu of cash compensation	22	19
Stock-based compensation expense	77	17
Write-down of inventory for obsolescence	54	4
Loss on sale of fixed assets	11	2
Other, primarily effect of foreign currency gain	(85)	(91)
Changes in operating assets and liabilities
(Increase) decrease in trade accounts receivable	2,013	(1,780)
Increase in other receivables	(43)	(159)
Increase in inventories	(736)	(1,136)
Increase in prepaids and other current assets	(195)	(148)
(Increase) decrease in other assets	(21)	5
Increase in accounts payable	1,719	729
Increase (decrease) in accrued expenses	(524)	628
Decrease in foreign tax settlement	(63)	(85)

Net cash provided by (used in) operating activities	1,431	(411)

Cash flows from investing activities
Purchases of property and equipment	(64)	(107)
Investments in software development	(444)	(255)

Net cash used in investing activities	(508)	(362)

Cash flows from financing activities
Proceeds from bank borrowings and lines of credit	15,854	19,501
Principal payments on bank borrowings and lines of credit	(16,759)	(18,069)
Payment of dividends on Preferred stock	(26)	(27)

Net cash provided by (used in) financing activities	(931)	1,405

Effect of exchange rate changes on cash and cash equivalents	(13)	11

Net increase (decrease) in cash and cash equivalents	(21)	643

Cash and cash equivalents at beginning of period	598	729

Cash and cash equivalents at end of period	$577	$1,372

See accompanying notes to unaudited consolidated financial statements.

	Three Months Ended March 31,
	2009	2008
Supplemental disclosures of non-cash investing and financing activities:

Increase in fair value of warrants due to modification	$56	$—

Preferred stock dividends	$45	$45

Conversion of preferred stock to common stock	$—	$55

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
     Through its business units and wholly owned subsidiaries, DRI manufactures, sells, and services information technology and security products either directly or through manufacturers’ representatives or distributors. Customers include municipalities, regional transportation districts, federal, state and local departments of transportation, and bus manufacturers. The Company markets primarily to customers located in North and South America, the Far East, the Middle East, Asia, Australia, and Europe.
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
     The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full fiscal year.
Product Warranties
     The Company provides a limited warranty for its products, generally for a period of one to three years. The Company’s standard warranties require the Company to repair or replace defective products during such warranty periods at no cost to the customer. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product sales are recognized. Factors that affect the Company’s warranty liability include such things as the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The following table summarizes product warranty activity during the three months ended March 31, 2009 and 2008.

	Three Months ended March 31,
	2009	2008
Balance at beginning of period	$495	$491
Additions charged to costs and expenses	—	41
Deductions	(86)	(68)
Foreign exchange translation (gain) loss	(14)	15

Balance at end of period	$395	$479

Recent Accounting Pronouncements
     On February 12, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until 2009. The Company adopted the provisions of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities effective January 1, 2009. The adoption of SFAS No. 157 with respect to nonfinancial assets and nonfinancial liabilities did not have a significant impact on our results of operations or financial condition.

     In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” which replaces SFAS No. 141. SFAS No. 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting; but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. SFAS No. 141(R) requires companies to recognize, with certain exception, 100% of the fair value of the assets acquired, liabilities assumed and non-controlling interest in acquisitions of less than 100% controlling interest when the acquisition constitutes a change in control; measure acquirer shares issued as consideration for a business combination at fair value on the date of the acquisition; recognize contingent consideration arrangements at their acquisition date fair value, with subsequent change in fair value generally reflected in earnings; recognition of reacquisition loss and gain contingencies at their acquisition date fair value; and expense, as incurred, acquisition related transaction costs. We adopted the provisions of SFAS No. 141(R) effective January 1, 2009. The adoption of SFAS No. 141(R) did not have a material impact on our results of operations or financial condition. We expect the adoption of SFAS No. 141(R) will have an impact on the accounting of future business combinations. The extent of the impact of SFAS No. 141(R) on future business combinations is largely dependent upon the size and nature of such business combinations.
     In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51.” SFAS No. 160 amends ARB 51 to establish new standards that govern the accounting for and reporting of (1) noncontrolling interest in partially-owned consolidated subsidiaries and (2) loss of control of subsidiaries. SFAS No. 160 requires that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interest of the noncontrolling owners separately within the consolidated statement of position within equity, but separate from the parent’s equity and separately on the face of the consolidated income statement. Further, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary should be accounted for consistently and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary should be initially measured at fair value. We adopted the provisions of SFAS No. 160 effective January 1, 2009. The adoption of SFAS No. 160 did not have a material impact on our results of operations or financial condition but did impact the accompanying consolidated financial statements for all periods presented as follows:
•	The noncontrolling interests in Mobitec Brazil Ltda and Castmaster Mobitec India Private Limited have been reclassified to shareholders’ equity.
•	Consolidated net income (loss) has been adjusted to include the net income (loss) attributed to the noncontrolling interest in Mobitec Brazil Ltda and Castmaster Mobitec India Private Limited.
•	Consolidated comprehensive income (loss) has been adjusted to include the comprehensive income (loss) attributed to the noncontrolling interest in Mobitec Brazil Ltda and Castmaster Mobitec India Private Limited.
•	We have disclosed for each reporting period the amounts of consolidated income (loss) attributed to the Company and the noncontrolling interest in Mobitec Brazil Ltda and Castmaster Mobitec India Private Limited. In addition, for each reporting period we have presented a reconciliation at the beginning and end of the period of the carrying amount of equity attributable to the Company and noncontrolling interest in Mobitec Brazil Ltda and Castmaster Mobitec India Private Limited.
     In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133”, which is effective on a prospective basis for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand such effects on financial position, financial performance and cash flow. We adopted the provisions of SFAS No. 161 effective January 1, 2009. The adoption of SFAS No. 161 did not have a material impact on our results of operations or financial condition.
     In April 2008, the FASB issued FSP No. 142-3 “Determination of the Useful Life of Intangible Assets.” FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008. We adopted the provisions of FSP No. 142-3 effective January 1, 2009. The adoption of FSP No. 142-3 did not have a material impact on our results of operations or financial condition.
      In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock ” (“EITF 07-5”). EITF 07-5 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. In conjunction with a loan agreement pursuant to which a $5.0 million term loan was obtained in June 2008, the Company issued the lender warrants to purchase up to 350,000 shares of the Company’s Common Stock. These warrants were determined to be a derivative instrument based on the clarification within EITF 07-5. As of January 1, 2009, the fair value of these warrants was reclassified from equity to a current liability and a cumulative effect adjustment to retained earnings was recorded for the change in the fair value of the warrants. The fair value of the warrants will be periodically remeasured with any changes in value recognized in selling, general and administrative expenses in the consolidated financial statements.

(2) GOODWILL AND OTHER INTANGIBLE ASSETS
     The increase in goodwill from December 31, 2008 to March 31, 2009 of $627,000 is due solely to foreign exchange rate fluctuation.
(3) INVENTORIES

	March 31,	December 31,
	2009	2008
	(In thousands)
Raw materials and system components	$7,079	$6,803
Work in process	199	243
Finished goods	3,901	3,616

Total inventories	$11,179	$10,662

(4) PROPERTY AND EQUIPMENT

	Estimated
	Depreciable	March 31,	December 31,
	Lives (years)	2009	2008
		(In thousands)
Leasehold improvements	5 - 9	$287	$286
Automobiles	5	13	13
Computer and telecommunications equipment	3	998	976
Software	3 - 5	5,510	4,592
Test equipment	3 - 5	121	124
Furniture and fixtures	3 - 7	2,389	2,490
Software projects in progress		679	1,392

		9,997	9,873
Less accumulated depreciation and amortization		6,225	6,266

Total property and equipment, net		$3,772	$3,607

(5) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	March 31,	December 31,
	2009	2008
	(In thousands)
Salaries, commissions, and benefits	$1,483	$1,428
Taxes — payroll, sales, income, and other	642	817
Warranties	395	495
Current portion of capital leases	20	19
Interest payable	279	281
Deferred revenue	348	694
Other	656	625

Total accrued expenses	$3,823	$4,359

(6) LINES OF CREDIT, NOTES PAYABLE AND LOANS PAYABLE
     (a) Domestic line of credit and loans payable
     Our wholly-owned subsidiaries Digital Recorders, Inc. and TwinVision of North America, Inc. (collectively, the “Borrowers”) have in place a three-year, asset-based lending agreement (the “PNC Agreement”) with PNC Bank, National Association (“PNC”). DRI has agreed to guarantee the obligations of the Borrowers under the PNC Agreement. The PNC Agreement provides up to $8.0 million in borrowings under a revolving credit facility and is secured by substantially all tangible and intangible U.S. assets of the

Company. Borrowing availability under the PNC Agreement is based upon an advance rate equal to 85% of eligible accounts receivable of the Borrowers plus 85% of the appraised net orderly liquidation value of inventory of the Borrowers, limited to $750,000. The PNC Agreement provides for one of two possible interest rates on borrowings: (1) an interest rate based on the rate (the “Eurodollar Rate”) at which U.S. dollar deposits are offered by leading banks in the London interbank deposit market (a “Eurodollar Rate Loan”) or (2) interest at a rate (the “Domestic Rate”) based on either (a) the base commercial lending rate of PNC, or (b) the open rate for federal funds transactions among members of the Federal Reserve System, as determined by PNC (a “Domestic Rate Loan”). The actual annual interest rate for borrowings under the PNC Agreement is (a) the Eurodollar Rate plus 3.25% for a Eurodollar Rate Loan and (b) the Domestic Rate plus 1.75% for Domestic Rate Loans. Interest is calculated on the principal amount of borrowings outstanding, subject to a minimum principal amount of $3.5 million. The PNC Agreement contains certain covenants and provisions with which we and the Borrowers must comply on a quarterly basis. We were in compliance with all covenants of the PNC Agreement at March 31, 2009. If all outstanding obligations under the PNC Agreement are paid before the end of the three-year term, the Borrowers will be obligated to pay an early termination fee up to $160,000, depending on the time the early termination occurs. At March 31, 2009, the outstanding principal balance on the revolving credit facility was $1.9 million and remaining borrowing availability under the revolving credit facility was approximately $2.2 million.
     Pursuant to terms of a loan agreement (the “BHC Agreement”) with BHC Interim Funding III, L.P,(“BHC”) the Borrowers have outstanding a $5.0 million term loan (the “Term Loan”) that matures June 30, 2011. DRI agreed to guarantee the Borrowers’ obligations under the BHC Agreement. The Term Loan bears interest at an annual rate of 12.75% and is secured by substantially all tangible and intangible assets of the Company. Additionally, the Term Loan is secured by a pledge of all outstanding common stock of the Borrowers and Robinson Turney International, Inc., a wholly owned subsidiary of DRI, a pledge of 65% of the outstanding common stock of all foreign subsidiaries other than Mobitec Pty Ltd., and a pledge of 100% of the common stock issued by Mobitec Brazil Ltda to DRI. The BHC Agreement contains certain covenants and provisions with which we and the Borrowers must comply on a quarterly basis. We were in compliance with all covenants of the BHC Agreement at March 31, 2009. The Borrowers are subject to a termination fee which escalates over time from $200,000 to $735,000. The amount of the termination fee due is dependent upon the date of repayment, if any, with the maximum amount of $735,000 due if the Term Loan is not paid until the maturity date. We are recording the maximum termination fee on the Term Loan ratably over the three-year term of the BHC Agreement as interest expense. During the three months ended March 31, 2009, we recorded approximately $61,000 of interest expense related to the Term Loan termination fee, all of which is included in long-term debt on the consolidated balance sheet.
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
     On March 26, 2009, the PNC Agreement and the BHC Agreement were each amended to revise the minimum EBITDA and leverage ratios required to be maintained as of the end of each of the fiscal quarters ending March 31, 2009, June 30, 2009 and September 30, 2009 as set forth below.

Fiscal Quarter Ending:	EBITDA:	Leverage Ratio:
March 31, 2009	$3,000,000	5.70 to 1.0
June 30, 2009	$2,500,000	6.25 to 1.0
September 30, 2009	$4,000,000	4.55 to 1.0
All other terms and provisions of the PNC Agreement and BHC Agreement remain unchanged and in effect. In connection with the amendment of the BHC Agreement, the Warrant issued to BHC was amended to adjust the exercise price to purchase 200,000 shares of our Common Stock from $2.99 per share to $1.00 per share. The exercise price to purchase the remaining 150,000 shares of our Common Stock was maintained at $2.99 per share. The increase in fair value of the Warrant resulting from the adjustment of the exercise price was recorded as deferred finance costs and is being amortized ratably over the remaining term of the Term Loan.
b) International lines of credit and loans payable
     Mobitec AB, the Company’s wholly-owned Swedish subsidiary, has credit facilities in place under agreements with Svenska Handelsbanken AB (“Handelsbanken”) pursuant to which it may borrow up to a maximum of 24 million krona, or US$2.9 million (based on exchange rates at March 31, 2009). At March 31, 2009, borrowings due and outstanding under these credit facilities totaled 1.2 million krona (US$144,000, based on exchange rates at March 31, 2009) and are reflected as lines of credit in the accompanying consolidated balance sheet. Additional borrowing availability under these agreements at March 31, 2009, amounted to approximately $2.7 million. These credit agreements renew annually on a calendar-year basis.
     At March 31, 2009, Mobitec AB had an outstanding principal balance of 1.5 million krona (US$180,000, based on exchange rates at March 31, 2009) due on a term loan under a credit agreement with Handelsbanken (the “Mobitec Term Loan”) which matures June 30, 2009. The outstanding principal balance due on the Mobitec Term Loan is reflected as a loan payable in the accompanying consolidated balance sheet.
     At March 31, 2009, Mobitec AB had an outstanding principal balance of 3.4 million krona (US$406,000, based on exchange rates at March 31, 2009) due on an additional term loan under a credit agreement with Handelsbanken (the “Mobitec Loan”) which matures June 30, 2011. The outstanding principal balance due on the Mobitec Loan is reflected as long-term debt in the accompanying consolidated balance sheet.
     Mobitec GmbH, the Company’s wholly-owned subsidiary in Germany, has a credit facility in place under an agreement with Handelsbanken pursuant to which it may currently borrow up to a maximum of 912,000 Euros (US$1.2 million, based on exchange rates at March 31, 2009). At March 31, 2009, borrowings due and outstanding under this credit facility totaled 622,000 Euros (US$822,000, based on exchange rates at March 31, 2009) and are reflected as lines of credit in the accompanying consolidated balance sheet. Additional borrowing availability under this credit facility at March 31, 2009, amounted to approximately $383,000. The agreement under which this credit facility is extended has an open-ended term.

     At March 31, 2009, Mobitec Brazil Ltda, the Company’s 50% owned subsidiary in Brazil, has outstanding borrowings from a bank in Brazil of 954,000 Brazilian real (US$413,000, based on exchange rates at March 31, 2009). The borrowings are secured by accounts receivable on certain export sales by Mobitec Brazil Ltda, bear interest at rates ranging from 8.475% to 9.483%, and have a term of 180 days. These borrowings are included in loans payable on the accompanying consolidated balance sheet.
     Domestic and international lines of credit consist of the following:

	March 31,	December 31,
	2009	2008
	(In thousands)
Line of credit with PNC Bank, National Association dated June 30, 2008; payable in full June 30, 2011; secured by all tangible and intangible U.S. assets of the Company; bears average interest rate of 5.00% and 6.28% in 2009 and 2008, respectively	$1,892	$1,601

Line of credit with Handelsbanken; renews annually on a calendar-year basis; secured by certain assets of the Swedish subsidiary, Mobitec AB; bears average interest rate of 3.43% and 6.58% in 2009 and 2008, respectively.	—	732

Line of credit with Handelsbanken; renews annually on a calendar-year basis; secured by accounts receivable of the Swedish subsidiary, Mobitec AB; bears average interest rate of 5.80% and 6.95% in 2009 and 2008, respectively.	144	573

Line of credit with Handelsbanken dated June 23, 2004; open-ended term; secured by accounts receivable and inventory of the German subsidiary, Mobitec GmbH; bears average interest rate of 3.10% and 5.62% in 2009 and 2008, respectively.	822	837

Total lines of credit	$2,858	$3,743

     (7) LONG-TERM DEBT
     Long-term debt consists of the following:

	March 31,	December 31,
	2009	2008
	(In thousands)
Term loan with BHC Interim Funding III, L.P., dated June 30, 2008; payable in full June 30, 2011; secured by substantially all tangible and intangible assets of the Company; bears interest rate of 12.75%.	$5,000	$5,000

Term loan with Svenska Handelsbanken AB, dated June 30, 2008; payable in quarterly installments of $45,000; secured by accounts receivable and inventory of the Swedish subsidiary, Mobitec AB; bears average interest rate of 6.05% and 7.32% in 2009 and 2008, respectively.	406	483

Total long-term debt	5,406	5,483
Term loan termination fee accrual	184	123
Less current portion	180	193
Less debt discount	250	278

	5,160	5,135
Long-term portion of capital leases	33	14

Total long-term debt and capital leases, less current portion	$5,193	$5,149

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
     As of March 31, 2009, we had outstanding 166 shares of Series AAA Preferred, 80 shares of Series E Preferred, 452 shares of Series G Preferred, 65 shares of Series H Preferred, and 90 shares of Series J Preferred. There are no shares of Series D Preferred, Series F Preferred, or Series I Preferred outstanding.
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

	Three months ended March 31,
	2009	2008
	(Unaudited)
	(In thousands, except share amounts)
Net income (loss) applicable to common shareholders	$(1,086)	$648
Effect of dilutive securities on net income (loss):
Convertible debt	—	3
Convertible preferred stock	—	63

Net income (loss) applicable to common shareholders, assuming conversions	$(1,086)	$714

Weighted average shares oustanding — Basic	11,473,219	11,197,563
Effect of dilutive securities on shares outstanding:
Options	—	23,238
Warrants	—	19,849
Convertible debt	—	206,612
Convertible preferred stock	—	1,426,135

Weighted average shares outstanding — Diluted	11,473,219	12,873,397

     No recognition was given to potentially dilutive securities aggregating 4,249,408 shares as of March 31, 2009. Due to the net loss applicable to common shareholders in that period, such securities would have been anti-dilutive. The calculation of weighted average shares outstanding for the three months ended March 31, 2008, excludes preferred stock convertible into 156,363 shares of common stock because they are anti-dilutive and 1,625,389 stock options and warrants because these securities would not have been dilutive for this period due to the fact that the exercise prices were greater than the average market price of our Common Stock for this period.
(10) SHAREHOLDERS’ EQUITY, COMPREHENSIVE INCOME (LOSS) AND NONCONTROLLING INTERESTS
     Set forth below is a reconciliation of shareholders’ equity attributable to the Company and total noncontrolling interests at the beginning and end of the three months ended March 31, 2009 and March 31, 2008 (in thousands).

	DRI Shareholders’ Equity
					Accumulated
			Additional	Accum-	Other	Total DRI		Compre-	Total
	Preferred	Common	Paid-in	ulated	Comprehensive	Shareholders’	Noncontrolling	hensive	Shareholders’
	Stock	Stock	Capital	Deficit	Income (Loss)	Equity	Interests	Income (Loss)	Equity
Balance as of January 1, 2009	$3,765	$1,147	$32,706	$(20,398)	$512	$17,732	$852		$18,584
Cumulative effect of reclassification of warrants (EITF 07-5)			(333)	292		(41)			(41)

Balance as of January 1, 2009, as adjusted	$3,765	$1,147	$32,373	$(20,106)	$512	$17,691	$852		$18,543

Issuance of common stock		2	20			22			22
Issuance of Series G Preferred Stock dividend	40					40			40
Issuance of Series H Preferred Stock dividend	5					5			5
Preferred stock dividends			(76)			(76)			(76)
Stock-based compensation expense			77			77			77

Comprehensive loss:
Net loss				(1,010)		(1,010)	(241)	$(1,251)	(1,251)
Translation adjustment					(1,004)	(1,004)		(1,004)	(1,004)

Total comprehensive loss								$(2,255)

Balance as of March 31, 2009	$3,810	$1,149	$32,394	$(21,116)	$(492)	$15,745	$611		$16,356

	DRI Shareholders’ Equity
					Accumulated
			Additional	Accum-	Other	Total DRI		Compre-	Total
	Preferred	Common	Paid-in	ulated	Comprehensive	Shareholders'	Noncontrolling	hensive	Shareholders'
	Stock	Stock	Capital	Deficit	Income (Loss)	Equity	Interests	Income (Loss)	Equity
Balance as of January 1, 2008	$3,618	$1,119	$32,079	$(21,894)	$4,570	$19,492	$422		$19,914

Issuance of common stock		1	18			19			19
Issuance of Series G Preferred Stock dividend	40					40			40
Issuance of Series H Preferred Stock dividend	5					5			5
Conversion of Series E Preferred stock	(18)	1	17			—			—
Conversion of Series AAA Preferred stock	(30)		29			(1)			(1)
Preferred stock dividends			(74)			(74)			(74)
Stock-based compensation expense			17			17			17

Comprehensive income:
Net income				722		722	296	$1,018	1,018
Translation adjustment					1,004	1,004		1,004	1,004

Total comprehensive income								$2,022

Balance as of March 31, 2008	$3,615	$1,121	$32,086	$(21,172)	$5,574	$21,224	$718		$21,942

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
	(In thousands)
Net sales
North America	$7,399	$6,758
Europe	3,965	5,151
Asia-Pacific	927	2,374
Middle East	42	225
South America	932	2,517

	$13,265	$17,025

	March 31,
	2009	December 31,
	(Unaudited)	2008
	(In thousands)
Long-lived assets
North America	$3,128	$2,982
Europe	1,479	1,527
Asia-Pacific	73	46
South America	200	209

	$4,880	$4,764

(12) INCOME TAXES
     As a result of its net operating loss carryforwards, the Company has significant deferred tax assets. SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The Company’s total deferred tax assets as of March 31, 2009, are $8.3 million and its deferred tax valuation allowance is $8.2 million. In addition, as a result of its equity transactions during 2004, the Company has determined its ability to use its net operating loss carryforwards and related tax benefits in any single year is limited under the Internal Revenue Code.
     As a result of intercompany sales that give rise to uncertain tax positions related to transfer pricing, during the three months ended March 31, 2009, the Company recorded additions to its liability for unrecognized tax benefits of less than $1,000. These additions, if recognized, would affect the effective tax rate. Foreign exchange translation gains reduced the liability for unrecognized tax benefits by $26,000 during the three months ended March 31, 2009.
     The Company’s effective tax expense (benefit) rate of (1.5)% for the three months ended March 31, 2009 differs from the expected statutory tax expense (benefit) rate of (34)% primarily due to an increase to the valuation allowance on deferred tax assets and higher rates on income of foreign operations.
(14) SUBSEQUENT EVENT
     On April 30, 2009, the Company entered into a Second Extension Agreement (the “Second Extension Agreement”) with Digital Audio Corporation (“DAC”) with respect to the promissory note issued on April 30, 2007 by DAC in the original principal amount of $344,000 (the “Promissory Note”). Pursuant to terms of the Second Extension Agreement, the second principal payment of $86,000 due under the Promissory Note, which was originally scheduled for April 30, 2009, was extended until July 30, 2009. All other terms of the Promissory Note remained unchanged and in effect.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT ARE IN ITEM 1 OF THIS DOCUMENT AND IN THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008.
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
Critical Accounting Policies and Estimates
     Our critical accounting policies and estimates used in the preparation of the Consolidated Financial Statements presented in our 2008 Annual Report on Form 10-K (“2008 Annual Report”) are listed and described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2008 Annual Report and include the following:
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
     The Company believes there were no significant changes during the three month period ended March 31, 2009 to the items disclosed as critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2008 Annual Report.
Results of Operations
     Management reviews a number of key indicators to evaluate the Company’s financial performance, including net sales, gross profit and selling, general and administrative expenses. The following table sets forth the percentage of our revenues represented by certain items included in our Consolidated Statements of Operations:

	Three Months Ended March 31,
	2009	2008
Net sales	100.0%	100.0%
Cost of sales	71.7	64.6

Gross profit	28.3	35.4

Operating expenses:
Selling, general and administrative	33.7	25.3
Research and development	0.6	1.7

Total operating expenses	34.3	27.0

Operating income (loss)	(6.0)	8.4
Other income and expense	(3.5)	(0.3)

Income (loss) before income tax (expense) benefit	(9.5)	8.1
Income tax (expense) benefit	0.1	(2.2)

Net income (loss)	(9.4)	5.9
Net (income) loss attributable to noncontrolling interests	1.8	(1.7)

Net income (loss) attributable to DRI	(7.6)%	4.2%

COMPARISON OF OUR RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
     Net Sales and Gross Profit. Our net sales for the three months ended March 31, 2009, decreased $3.7 million or 22.1%, from $17.0 million for the three months ended March 31, 2008, to $13.3 million for the three months ended March 31, 2009. The decrease resulted from lower sales by our foreign subsidiaries of $4.2 million partially offset by higher U.S. domestic sales of $506,000.
     The decrease in international sales resulted from decreased sales in all markets served by our international operations. This decrease is due mainly to the cyclical nature and timing of order receipts from customers, including changes in procurement schedules by some customers whereby orders originally scheduled for first quarter delivery have been rescheduled for delivery in subsequent periods. We do not believe the decrease in sales in the first quarter of 2009 is a long-term indicator of sales opportunities for our international operations. The decrease in international sales is inclusive of a decrease due to foreign currency fluctuations for the period ended March 31, 2009 of approximately $1.8 million. DRI does not use currency hedging tools. Each of our foreign subsidiaries primarily conducts business in their respective functional currencies thereby reducing the impact of foreign currency transaction differences. If the U.S. dollar strengthens compared to the foreign currencies converted, it is possible the total sales reported in U.S. dollars could decline.
     The increase in U.S. sales for the quarter ended March 31, 2009 as compared to the quarter ended March 31, 2008 continues a trend we have seen in recent periods which we believe is due to the favorable impact of increased transit funding under the Safe, Accountable, Flexible, Efficient, Transportation Equity Act — A Legacy for Users (“SAFETEA-LU”) and the favorable influence of high fuel prices on transit ridership. We believe the enactment of SAFETEA-LU and the record-high funding increases for transit, in addition to higher fuel prices, have had a favorable impact on our business and have contributed to increased sales opportunities in the U.S. market for many of our products.
     Our gross profit for the three months ended March 31, 2009 of $3.7 million, decreased $2.3 million, or 37.8%, from $6.0 million for the three months ended March 31, 2008. As a percentage of sales, our gross profit was 28.3% of our net sales for the three months ended March 31, 2009 as compared to 35.4% for the three months ended March 31, 2008. The decrease in gross profit was attributed to a decrease in foreign gross profits of $1.7 million and a decrease in U.S. domestic gross profits of $638,000.
     The U.S. gross profit as a percentage of sales for the three months ended March 31, 2009 was 27.1% as compared to 38.8% for the three months ended March 31, 2008. Substantially all of the increase in sales in the U.S. in the first quarter of 2009, when compared to the first quarter of 2008, resulted from increased sales of electronic destination sign systems and related products, which yield lower margins than other products sold by the Company. Additionally, the following three factors contributed to the decrease in U.S. gross profit percentage in the first quarter of 2009 as compared to the first quarter of 2008: (1) A variation in sales mix whereby we had increased sales of products purchased from third-party vendors which yield lower margins than products produced in-house,

(2) A variation in sales mix on multiple deliverable engineered systems projects resulted in lower gross margins in the first quarter 2009. As certain elements of these projects are delivered, gross margins on these projects can vary depending on the product or service delivered. In the first quarter of 2009, more deliveries of lower-margin elements such as hardware were completed, resulting in lower than usual margins for these engineered systems projects, and (3) Higher labor absorption costs in the first quarter of 2009 resulting from increased sustained engineering work performed on new engineered system products recently introduced into the market. All of these factors contributed to a decreased U.S. gross profit percentage in the first quarter 2009 when compared to the first quarter 2008.
     The international gross profit as a percentage of sales for the three months ended March 31, 2009 was 29.6% as compared to 33.3% for the three months ended March 31, 2008. The decrease in international margins reflects a variation in product mix and geographical dispersion of product sales that resulted in lower margins in the first quarter of 2009 compared to the first quarter of 2008. Additionally, contributing to the lower margins were higher material costs on sales by our international subsidiaries who purchase materials from certain vendors that bill in U.S. dollars rather than local currency. The strengthening of the U.S. dollar compared to other currencies since the first quarter of 2008 has resulted in higher material costs on purchases from those vendors in the first quarter of 2009.
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
     Selling, General and Administrative. Our selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2009, of $4.5 million, increased $164,000, or 3.8%, from $4.3 million for the three months ended March 31, 2008. This increase is net of a decrease in SG&A expenses due to foreign currency exchange fluctuation of $710,000. Exclusive of the decrease due to foreign currency exchange fluctuations, SG&A expenses have increased primarily due to (1) increased personnel-related expenses of approximately $489,000 resulting from an increase in personnel as well as salary and wage increases for current employees throughout the last three quarters of 2008 and the first quarter of 2009, (2) increased travel expenses of approximately $84,000 and increased promotion, advertising, and business development costs of approximately $109,000, including increased trade show participation, as the Company continues its efforts to market the Company on a global basis, (3) increased amortization of deferred finance costs of approximately $115,000 in connection with new financing arrangements entered into in the third quarter of 2008, and (4) increased compensation expense of approximately $65,000 recorded under SFAS 123R as a result of stock options issued in the third quarter of 2008. These increases were partially offset by a decrease in legal fees of approximately $85,000 resulting from (a) less legal counsel involvement regarding the legal matter related to our agreement with a professional employment organization which had filed bankruptcy and (b) settlement of a legal matter in Australia in the fourth quarter of 2008 for which the Company had incurred legal expenses throughout 2008.
     Research and Development Expenses. Our research and development expenses of $79,000 for the three months ended March 31, 2009, represented a decrease of $208,000, or 72.5%, from $287,000 for the three months ended March 31, 2008. This category of expense includes internal engineering personnel and outside engineering expense for software and hardware development, sustaining product engineering, and new product development. During the three months ended March 31, 2009, salaries and related costs of certain engineering personnel who were used in the development of software met the capitalization criteria of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” The total amount of personnel and other expense capitalized in the three months ended March 31, 2009, of $444,000, increased $189,000, from $255,000 for the three months ended March 31, 2008. In aggregate, research and development expenditures for the three months ended March 31, 2009 were $523,000 as compared to $542,000 for the three months ended March 31, 2008.
     Operating Income (Loss). The net change in our operating income for the three months ended March 31, 2009, was a decrease of $2.2 million from net operating income of $1.4 million for the three months ended March 31, 2008, to net operating loss of $803,000 for the three months ended March 31, 2009. The decrease in operating income is due to decreased sales and gross profit and increased SG&A expenses partially offset by a decrease in research and development expenses as previously described.
     Other Income (Loss), Foreign Currency Gain (Loss), and Interest Expense. Other income and expense decreased $419,000 from ($48,000) for the three months ended March 31, 2008 to ($467,000) for the three months ended March 31, 2009, due to a decrease of $98,000 in other income, a decrease of $288,000 in foreign currency gain, and an increase of $33,000 in interest expense. The increase in interest expense is due to an increase in interest expense in our domestic operations of approximately $77,000 resulting primarily from increased debt balances and higher interest rates on that debt in the first quarter of 2009, offset by a decrease in interest expense in our international operations of approximately $44,000 resulting primarily from decreased debt balances in the first quarter of 2009.

     Income Tax (Expense)Benefit. Net income tax (expense) benefit was $19,000 for the three months ended March 31, 2009, compared to net income tax (expense) benefit of $(370,000) for the three months ended March 31, 2008. The tax expense reported for the three months ended March 31, 2009, is based on our projected annual effective tax rate for fiscal year 2009 and also includes expense recorded to increase the provision for uncertain tax positions in foreign jurisdictions. Our projected annual effective tax rate is sensitive to variations in the estimated and actual level of annual pre-tax income, variations in the tax jurisdictions in which the pre-tax income is recognized, and various discrete income tax expenses that may need to be recorded from time to time. As these variations occur, the effective tax rate and the resulting income tax expense recorded can vary significantly from period to period. The Company’s income tax (expense) benefit for the three months ended March 31, 2009 and March 31, 2008 is primarily driven by income taxes in foreign tax jurisdictions.
     Net Income (Loss) Applicable to Common Shareholders. The net change in net income applicable to common shareholders for the three months ended March 31, 2009, was a decrease of $1.7 million from net income of $648,000 for the three months ended March 31, 2008, to net loss of $1.1 million for the three months ended March 31, 2009.
Industry and Market Overview
     The Safe, Accountable, Flexible, Efficient, Transportation Equity Act — A Legacy for Users (“SAFETEA-LU”) is the primary program funding the U.S. public surface transit market at the federal level. SAFETEA-LU promotes the development of modern, expanded, intermodal public transit systems nationwide and also designates a wide range of tools, services, and programs intended to increase the capacity of the nation’s mobility systems. SAFETEA-LU guarantees a record level $52.6 billion in funding for public transportation through federal fiscal year 2009, including approximately $10.3 billion to fund federal transit programs in federal fiscal year 2009. Further, the American Recovery and Reinvestment Act of 2009 included $8.4 billion reserved for U.S. public transportation infrastructure projects, of which approximately $6.9 billion is authorized especially for use in our core served market. The Company’s domestic subsidiaries have seen an increase in customer requests for estimates, quotes and proposals as a direct result of the American Recovery and Reinvestment Act of 2009 funding. We recently announced that more than 50 such inquiries had been received by our domestic operations which, if ultimately translated into firm orders, could result in up to $17 million in additional revenue for our domestic operations over fiscal years 2009 and 2010, with some possibly flowing into fiscal year 2011. We believe the funding under SAFETEA-LU and the American Recovery and Reinvestment Act of 2009, which constitute record-high funding for transit, have led to a favorable and increasing market for most of our products and we believe this also to be an indicator of positive business opportunity for the Company in future periods. This has been further propelled, in our opinion, by generally increasing ridership on transit systems worldwide.
     SAFETEA-LU expires in September 2009 and is then due for re-authorization or replacement. Follow-on legislation to SAFETEA-LU is currently in process of being drafted. The Company’s senior management is involved in development of the new legislation through active participation in the American Public Transportation Association (“APTA”), the industry trade association which provides transit industry perspective in such matters. While there can be no guarantee of such, management expects that there will be follow-on legislation at least as favorable to that expiring. However, management also believes it is likely that there will be a period of continuing resolutions extending SAFETEA-LU while new legislation is being developed by the new presidential administration and Congress. Management continues to monitor the development of the new legislation through its participation in APTA and monitor its potential impact on the Company’s future operating results.
     Though sales by our international subsidiaries decreased in the first quarter of 2009 compared to the first quarter of 2008, management does not believe this to be a long-term indicator of business opportunities for our international subsidiaries, and we continue to seek opportunities to expand our presence internationally, both in current served markets and in new markets around the globe. Our international operations have seen some customer procurement plan revisions, including rescheduling of delivery dates and some scale-back that we believe may partially be related to the economic slowdown in certain international market sectors, but we have not detected any significant impact on our operating plans for 2009 as a direct result of present global economic issues. Though we can give no assurances that our business will not ultimately be impacted by such issues in the future, we believe long-term market drivers for the global transit industry, which include traffic grid-lock, high fuel prices, environmental issues, economic issues and the need to provide safe and secure transportation systems, suggest a favorable trend and environment for DRI and we remain optimistic about the Company’s prospects in the international transit and transportation markets.

OUR LIQUIDITY AND CAPITAL RESOURCES
Cash Flows for the Three Months Ended March 31, 2009 and 2008
     Our operating activities provided (used) net cash of $1.4 million and $(411,000) for the three months ended March 31, 2009 and 2008, respectively. For the three months ended March 31, 2009, sources of cash from operations primarily resulted from a decrease in accounts receivable of $2.0 million due to lower sales and higher customer receipts and an increase in accounts payable of $1.7 million, consistent with the increase in inventories. Cash used in operating activities primarily resulted from an increase in inventories of $736,000 to meet the demands of our increased backlog, an increase in prepaids and other current assets of $195,000, an increase in other assets of $21,000, a decrease in accrued expenses of $524,000 due primarily to recognition of deferred revenue, and a decrease in the foreign tax settlement of $63,000. Non-cash expense items totaling $532,000 were primarily related to depreciation and amortization, stock-based compensation expense, and loan termination fees.
     Our investing activities used cash of $508,000 and $362,000 for the three months ended March 31, 2009 and 2008, respectively. For the three months ended March 31, 2009 and 2008, the primary uses of cash were for expenditures relating to internally developed software and purchases of computer, test, and office equipment. We do not anticipate any significant change in expenditures for or sales of capital equipment in the near future.
     Our financing activities (used) provided net cash of $(931,000) and $1.4 million for the three months ended March 31, 2009 and 2008, respectively. For the three months ended March 31, 2009, our primary sources of cash were from borrowings under new loan agreements and asset-based lending agreements for both our U.S. and our foreign subsidiaries. Our primary uses of cash for financing activities were payment of dividends and repayment of borrowings under the asset-based lending agreements.
Significant Financing Arrangements
     The Company’s primary source of liquidity and capital resources has been from financing activities. The Company has agreements with lenders under which revolving lines of credit have been established to support the working capital needs of our current operations. These lines of credit are as follows:
•	Our wholly-owned subsidiaries Digital Recorders, Inc. and TwinVision of North America, Inc. (collectively, the “Borrowers”) have in place a three-year, asset-based lending agreement (the “PNC Agreement”) with PNC Bank, National Association (“PNC”). DRI has agreed to guarantee the obligations of the Borrowers under the PNC Agreement. The PNC Agreement provides up to $8.0 million in borrowings under a revolving credit facility and is secured by substantially all tangible and intangible U.S. assets of the Company. Borrowing availability under the PNC Agreement is based upon an advance rate equal to 85% of eligible accounts receivable of the Borrowers plus 85% of the appraised net orderly liquidation value of inventory of the Borrowers, limited to $750,000. The PNC Agreement provides for one of two possible interest rates on borrowings: (1) an interest rate based on the rate (the “Eurodollar Rate”) at which U.S. dollar deposits are offered by leading banks in the London interbank deposit market (a “Eurodollar Rate Loan”) or (2) interest at a rate (the “Domestic Rate”) based on either (a) the base commercial lending rate of PNC, or (b) the open rate for federal funds transactions among members of the Federal Reserve System, as determined by PNC (a “Domestic Rate Loan”). The actual annual interest rate for borrowings under the PNC Agreement is (a) the Eurodollar Rate plus 3.25% for a Eurodollar Rate Loan and (b) the Domestic Rate plus 1.75% for Domestic Rate Loans. Interest is calculated on the principal amount of borrowings outstanding, subject to a minimum principal amount of $3.5 million. The PNC Agreement contains certain covenants and provisions with which we and the Borrowers must comply on a quarterly basis. We were in compliance with all covenants of the PNC Agreement at March 31, 2009. At March 31, 2009, the outstanding principal balance on the revolving credit facility was $1.9 million and remaining borrowing availability under the revolving credit facility was approximately $2.2 million.
•	Mobitec AB, the Company’s wholly-owned Swedish subsidiary, has credit facilities in place under agreements with Svenska Handelsbanken AB (“Handelsbanken”) pursuant to which it may borrow up to a maximum of 24 million krona, or US$2.9 million (based on exchange rates at March 31, 2009). At March 31, 2009, borrowings due and outstanding under these credit facilities totaled 1.2 million krona (US$144,000, based on exchange rates at March 31, 2009). Additional borrowing availability under these agreements at March 31, 2009, amounted to approximately $2.7 million. These credit agreements renew annually on a calendar-year basis.
•	Mobitec GmbH, the Company’s wholly-owned subsidiary in Germany, has a credit facility in place under an agreement with Handelsbanken pursuant to which it may currently borrow up to a maximum of 912,000 Euros (US$1.2 million, based on exchange rates at March 31, 2009). At March 31, 2009, borrowings due and outstanding under this credit facility totaled 622,000

Euros (US$822,000, based on exchange rates at March 31, 2009). Additional borrowing availability under this credit facility at March 31, 2009, amounted to approximately $383,000. The agreement under which this credit facility is extended has an open-ended term.
     The Company currently owns 50% of Mobitec Brazil Ltda. Pursuant to terms of the BHC Agreement, if the Company has not acquired the 50% of Mobitec Brazil Ltda that it currently does not own on or before June 30, 2009, the Company must repay $1 million of the outstanding principal balance of the Term Loan on that date. If the Company is required to repay $1 million of the Term Loan on June 30, 2009, the Company plans to borrow funds on its domestic line of credit under the PNC Agreement to make the required payment to BHC.
     The PNC Agreement and the BHC Agreement contain certain covenants with which we and our subsidiaries must comply. As of March 31, 2009, we have complied with all covenants of the PNC Agreement and BHC Agreement. Among the covenants contained in the PNC Agreement and BHC Agreement are requirements we maintain certain minimum EBITDA levels as of the end of each fiscal quarter for the twelve-month period then ending and that we and our domestic subsidiaries maintain certain leverage ratios as of the end of each fiscal quarter for the twelve-month period then ending. On March 26, 2009, the PNC Agreement and BHC Agreement were each amended to revise the minimum EBITDA and leverage ratios required to be maintained as of the end of each of the fiscal quarters ending March 31, 2009, June 30, 2009 and September 30, 2009 as set forth below.

Fiscal Quarter Ending:	EBITDA:	Leverage Ratio:
March 31, 2009	$3,000,000	5.70 to 1.0
June 30, 2009	$2,500,000	6.25 to 1.0
September 30, 2009	$4,000,000	4.55 to 1.0
     All other terms and provisions of the PNC Agreement and BHC Agreement remain unchanged and in effect. We believe we will be able to comply with the covenants of the PNC Agreement and BHC Agreement as amended.
     On March 26, 2009, the Company also entered into a First Amendment to Warrant with BHC (the “Warrant Amendment”) to amend the terms of the Warrant, dated June 30, 2008, between the Company and BHC (the “Warrant”).
     The Warrant Amendment modifies paragraph (A) of the Warrant by granting BHC the right to purchase from the Company, at any time on or after the date of the Warrant and before 5:00 p.m. (New York time) on June 30, 2013, (i) 200,000 fully paid and non-assessable shares of the Company’s Common Stock (the “A Common Stock”) at a price of $1.00 per share (the “A Exercise Price”), and (ii) 150,000 fully paid and non-assessable shares of the Company’s Common Stock (the “B Common Stock”) at a price of $2.99 per share (the “B Exercise Price”). The Amendment essentially reduces the exercise price of 200,000 shares, denominated the A Common Stock under the Amendment, by $1.99 per share—i.e., from an exercise price of $2.99 under the original BHC Agreement to an exercise price of $1.00 under the Amendment.
     The Warrant Amendment also modifies Section 1.1 of the Warrant by requiring that BHC’s notice of election to exercise the Warrant specify whether BHC is purchasing A Common Stock or B Common Stock.
     All other terms and conditions of the Warrant remained the same.
Management Conclusion
     We believe our domestic financing arrangements and the cash flows generated by our domestic operations will provide sufficient capital resources to support the working capital and capital expenditure requirements of our domestic operations for the remainder of 2009 including, if necessary, the $1 million principal payment to BHC under the Term Loan on June 30, 2009. Expected revenue growth in our international markets during the remainder of 2009 and increased production efforts to meet such growth may require us to seek additional financing to support the working capital and capital expenditure needs of our international operations during the remainder of 2009. If additional financing is required, we believe we will be able to obtain financing on commercially reasonable terms, though we can give no assurance of such.
Impact of Inflation
     We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2009 and 2008. However, there can be no assurance that future inflation would not have an adverse impact upon our future operating results and financial condition.
FORWARD-LOOKING STATEMENTS
     “Forward-looking” statements appear throughout this Quarterly Report. We have based these forward-looking statements on our current expectations and projections about future events. It is important to note our actual results could differ materially from those contemplated in our forward-looking statements as a result of various factors, including those described in Part I, Item 1A, “Risk Factors” in our 2008 Annual Report as well as all other cautionary language in this Quarterly Report. In some cases, readers can identify forward-looking statements by the use of words such as “believe”, “anticipate”, “expect”, “opinion”, and similar expressions. Readers should be aware that the occurrence of the events described in these considerations and elsewhere in this Quarterly Report could have an adverse effect on the business, results of operations or financial condition of the entity affected.
Forward-looking statements in this Quarterly Report include, without limitation, the following statements regarding:
•	our ability to meet our capital requirements;
•	our ability to meet and maintain our existing debt obligations, including obligations to make payments under such debt instruments;
•	the sufficiency of our liquidity and capital resources to support current operations for the remainder of 2009;
•	our future cash flow position;
•	recent legislative action affecting the transportation and/or security industry;
•	future legislative action affecting the transportation and/or security industry;
•	the likelihood of current transit funding legislation being extended through current resolutions or future legislation;
•	changes in federal or state funding for transportation and/or security-related funding;
•	our future outlook with respect to the domestic and international markets for our products; and
•	our opinion that increased funding for transit security establishes a positive trend.
     This list is only an example of the risks that may affect the forward-looking statements. If any of these risks or uncertainties materialize (or if they fail to materialize), or if the underlying assumptions are incorrect, then actual results may differ materially from those projected in the forward-looking statements.
     Additional factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, without limitation, those discussed elsewhere in this Quarterly Report and in our 2008 Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our analysis, judgment, belief or expectation only as of the date of this Quarterly Report. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this Quarterly Report.
ITEM 4T. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of March 31, 2009, the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
     Management’s evaluation of the effectiveness of the Company’s internal control over financial reporting based on the Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of December 31, 2008 determined that the Company’s internal control over financial reporting was not effective as of that date due to the existence of the material weaknesses discussed below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
     The following material weaknesses were identified in our internal control over financial reporting as of December 31, 2008 and are still outstanding as of March 31, 2009.
     Material Weakness – Mobitec Brazil Ltda. We identified several deficiencies in the design and effectiveness of internal control over financial reporting at Mobitec Brazil Ltda that, when considered in combination, indicate a material weakness. The control deficiencies identified resulted from inadequate implementation of formal policies and procedures and, where control processes have been implemented, inadequate documentation to provide evidence that such processes are operating effectively. Control deficiencies were identified in the following areas: inventory management, revenue recognition, accounts receivable, accounts payable, billing, order entry, purchasing, financial reporting, and information technology (“IT”). Although these control deficiencies have been identified, management believes it has performed adequate evaluation and analysis of financial information reported by Mobitec Brazil Ltda to provide reasonable assurance there are no material misstatements in the accompanying consolidated financial statements.
     Efforts to remediate the internal control deficiencies identified at Mobitec Brazil Ltda are in process. Remediation efforts will require implementation of formal policies and procedures which will include the necessary level of documentation to ensure internal controls are designed and operating effectively at all times. Management plans to complete remediation as soon as possible during 2009. However, management anticipates that these remediation efforts will be ongoing throughout much of 2009 and may not be completed until late in the year. While remediation efforts are in process and until such time as remediation is complete, management will continue to perform the evaluations and analyses we believe adequate to provide reasonable assurance there are no material misstatements of our financial statements.
     Material Weakness – Revenue Recognition. During our 2008 year-end audit, management identified a material weakness in internal controls related to revenue recognition. The Company has entered into contracts that contain multiple elements and deliverables, some of which are potentially contingent on each other. Revenue recognition in these types of contracts can be complicated and require thorough evaluation and documentation to ensure revenue is properly accounted for in accordance with GAAP. During our year-end closing process and related audit, it was determined that adequate evaluation and documentation of certain of these transactions had not occurred and, as a result, errors in our recognition of revenue during the year had occurred. Efforts to remediate the material weakness related to revenue recognition are detailed below in “Changes in Internal Control over Financial Reporting.”
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
Changes in Internal Control over Financial Reporting
     In connection with the material weakness in internal control related to revenue recognition, the following remediation actions are being taken by the Company to reduce the risk of a similar material weakness occurring in the future:
•	Proper documentation of all multiple deliverable transactions is prepared and maintained to support accounting for these types of transactions in accordance with GAAP.

•	An evaluation of multiple deliverable transactions is performed by management with the proper skill and experience levels necessary to ensure revenue is recognized and accounted for in accordance with GAAP.
     Though these changes in internal control over financial reporting have occurred in the first quarter of 2009, the reason the Company’s disclosure controls and procedures regarding revenue recognition are not effective as of March 31, 2009 is that the changes in internal control over financial reporting described above have not functioned for a sufficient period of time to consider them remediated.
     Except as noted above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The Company, in the normal course of its operations, is involved in legal actions incidental to the business. In management’s opinion, the ultimate resolution of these matters will not have a material adverse effect upon the current financial position of the Company or future results of operations.
ITEM 1A. RISK FACTORS
     The following risk factors supplement and/or update the risk factors the Company previously disclosed under Part I, Item 1A of the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2009.
     Risks Related to Indebtedness, Financial Condition and Results of Operations
     Our substantial debt could adversely affect our financial position, operations and ability to grow. As of March 31, 2009, we had total debt of approximately $8.8 million. Included in this debt is $2.9 million under our domestic and European revolving credit facilities, a $180,000 loan due on June 30, 2009, a $5.0 million term loan due June 30, 2011, a $406,000 loan due on June 30, 2011, and loans of $413,000 with 180-day terms. Our domestic revolving credit facility had an outstanding balance of $1.9 million as of March 31, 2009. Our European revolving credit facilities have outstanding balances of $144,000 as of March 31, 2009 under agreements with a Swedish bank with expiration dates of December 31, 2009 and an outstanding balance of $822,000 as of March 31, 2009 under an agreement with a German bank with an open-ended term. Our substantial indebtedness could have adverse consequences in the future, including without limitation:
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Pursuant to terms of an equity-based stock compensation plan approved by the Company’s shareholders, members of the Board of Directors and certain key executive managers of the Company may elect to be partially compensated in the form of Common Stock of the Company in lieu of cash compensation. Participation in the plan is available on a voluntary basis. The number of shares payable under this plan is determined by dividing the cash value of stock compensation by the higher of (1) the actual closing price on the last trading day of each month, or (2) the book value per share of the Company on the last day of each month. Fractional shares are rounded up to the next full share amount. During the three months ended March 31, 2009, the Company issued 20,524 shares to ten individuals under this plan at an average price of $1.08 per share in lieu of approximately $22,000 in cash compensation. Section 16 reports filed with the Securities and Exchange Commission include the actual prices at which shares were issued to each individual.
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
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
     The following documents are filed herewith or have been included as exhibits to previous filings with the SEC and are incorporated herein by this reference:

Exhibit No.	Document

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference from the Company’s Registration Statement on Form S-3, filed with the SEC on December 23, 2003)

3.2	Articles of Amendment to Articles of Incorporation of the Company containing Certificate of Designation of Series E Redeemable Nonvoting Convertible Stock (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on November 12, 2003)

3.3	Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series F Convertible Preferred Stock (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on April 14, 2004)

3.4	Articles of Amendment to the Articles of Incorporation of the Company containing Series AAA Preferred Stock Change in Quarterly Dividend Accrual and Conversion Price (incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2004)

Exhibit No.	Document

3.5	Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series G Redeemable Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed on June 28, 2005)

3.6	Articles of Correction of Articles of Amendment to the Articles of Incorporation of the Company containing a correction to an error in the Amended Certificate of Designation of Series G Redeemable Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2005)

3.7	Articles of Amendment to the Articles of Incorporation of the Company containing an amendment to eliminate a staggered election of Board members (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2005)

3.8	Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series H Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed on November 4, 2005)

3.9	Articles of Amendment to Articles of Incorporation of the Company containing Certificate of Designation of Series I Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)

3.10	Amended and Restated Bylaws of the Company (incorporated herein by reference from the Company’s Registration Statement on Form SB-2)

3.11	Amendment to Amended and Restated Bylaws of the Company (incorporated herein by reference from the Company’s Proxy Statement for the Annual Meeting of Shareholders for fiscal year 2000, filed with the SEC on June 6, 2001)

3.12	Amended and Restated Bylaws of the Company (incorporated herein by reference to the Company’s Report on Form 8-K filed on September 18, 2006)

3.13	Amendment No. 1 to the Company’s Certificate of Designation with respect to its Series D Junior Participating Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on September 28, 2006)

3.14	Amendment to Bylaws of DRI Corporation, dated as of September 12, 2007 (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on September 14, 2007)

4.5	Rights Agreement, dated as of September 22, 2006, between the Company and American Stock Transfer & Trust Company, as Rights Agent, together with the following exhibits thereto: Exhibit A – Certificate of Designation of Series D Junior Participating Preferred Stock of Digital Recorders, Inc. and the Amendment to Certificate of Designation of Series D Junior Participating Preferred Stock of Digital Recorders, Inc.; Exhibit B – Form of Right Certificate; and Exhibit C – Summary of Rights to Purchase Shares (incorporated herein by reference to the Company’s Registration Statement on Form 8-A filed with the SEC on October 2, 2006)

4.6	Omnibus Amendment dated as of January 10, 2007, effective December 31, 2006, by and among the Company, TwinVision of North America, Inc., Digital Audio Corporation, Robinson-Turney International, Inc., and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s report on Form 8-K filed with the SEC on January 16, 2007)

4.7	Amended and Restated Secured Term Note dated as of January 10, 2007, effective December 31, 2006, by and between the Company, TwinVision of North America, Inc., Digital Audio Corporation, Robinson-Turney International, Inc., and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on January 16, 2007)

4.8	Second Amended and Restated Registration Rights Agreement dated as of January 10, 2007, effective December 31, 2006, by and between the Company and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on January 16, 2007)

Exhibit No.	Document

4.9	Certificate of Designation of Series J Convertible Preferred Stock of Digital Recorders, Inc. (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2007)

4.10	Warrant, dated as of June 30, 2008, issued by DRI Corporation to BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s Report on Form 8-K/A filed with the SEC on August 14, 2008)

10.1	Secured Non-Convertible Revolving Note between the Company and Laurus Master Fund, Ltd., dated March 15, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.2	Security Agreement (with Schedules) between the Company and Laurus Master Fund, Ltd. dated March 15, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.3	Grant of Security Interest in Patents and Trademarks (with Schedules) between the Company and Laurus Master Fund, Ltd., dated March 15, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.4	Stock Pledge Agreement (with Schedules) between the Company and Laurus Master Fund, Ltd., dated March 15, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.5	Registration Rights Agreement between the Company and Laurus Master Fund, Ltd., dated March 15, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.6	Common Stock Purchase Warrant between the Company and Laurus Master Fund, Ltd., dated March 15, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.7	Share Purchase Agreement between the Company and Transit Vehicle Technology Investments, Inc., dated March 21, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)

10.8	Stock Purchase Warrant between the Company and Transit Vehicle Technology Investments, Inc., dated March 21, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)

10.9	Registration Rights Agreement between the Company and Transit Vehicle Technology Investments, Inc., dated March 21, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)

10.10	Securities Purchase Agreement dated as of April 28, 2006, by and between Digital Recorders, Inc., TwinVision of North America, Inc., Digital Audio Corporation, and Robinson-Turney International, Inc., and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)

10.11	Secured Term Note by Digital Recorders, Inc., TwinVision of North America, Inc., Digital Audio Corporation, and Robinson-Turney International, Inc., issued to Laurus Master Fund, Ltd., in the original principal amount of $1,600,000 (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)

10.12	Common Stock Purchase Warrant issued by the Company to Laurus Master Fund, Ltd., dated as of April 28, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)

Exhibit No.	Document

10.13	Amended and Restated Registration Rights Agreement dated as of April 28, 2006, by and between Digital Recorders, Inc. and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)

10.14	Share Purchase Agreement, dated as of April 30, 2007, entered into by and among Dolphin Direct Equity Partners, LP, Digital Audio Corporation and Digital Recorders, Inc. (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 2007)

10.15	Waiver and Consent, dated as of April 30, 2007, entered into by and between Digital Recorders, Inc., TwinVision of North America, Inc., Digital Audio Corporation, Robinson-Turney International, Inc. and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 2007)

10.16	Form of Share Purchase Agreement, dated June 11, 2007, between Digital Recorders, Inc. and buyer of Series J Convertible Preferred Stock of Digital Recorders, Inc. with Schedule of Differences (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2007)

10.17	Form of Registration Rights Agreement, dated June 11, 2007, between Digital Recorders, Inc. and holder of Series J Convertible Preferred Stock of Digital Recorders, Inc. (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2007)

10.18	Promissory Note, dated April 30, 2007, by Dolphin Direct Equity Partners, LP issued to Digital Recorders, Inc. in the principal sum of $285,000 (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2007)

10.19	Executive Employment Agreement, effective July 1, 2007, by and between Mobitec GmbH and Mobitec AB and Oliver Wels (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 2008)

10.20	Extension Agreement, dated as of April 30, 2008 by and between DRI Corporation and Digital Audio Corporation. (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 6, 2008)

10.20.1	Second Extension Agreement, dated as of April 30, 2009, by and between DRI Corporation and Digital Audio Corporation (incorporated herein by reference to the Company’s current report on Form 8-K filed with the SEC on May 6, 2009)

10.21	Agreement, dated as of June 30, 2008, by and between DRI Corporation and John D. Higgins (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.22	Revolving Credit and Security Agreement, dated as of June 30, 2008, by and among, PNC Bank, National Association, and Digital Recorders, Inc., TwinVision of North America, Inc. and DRI Corporation (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.22.1	Amendment No. 2 to Revolving Credit and Security Agreement, dated as of September 29, 2008, by and between, PNC Bank, National Association, and Digital Recorders, Inc., TwinVision of North America, Inc. and DRI Corporation (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended September 30, 2008)

10.23	Revolving Credit Note, dated as of June 30, 2008, issued by Digital Recorders, Inc., TwinVision of North America, Inc. and DRI Corporation to PNC Bank, National Association (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.24	Loan and Security Agreement, dated as of June 30, 2008, by and among Digital Recorders, Inc., TwinVision of North America, Inc. and DRI Corporation, and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

Exhibit No.	Document

10.24.1	First Amendment to the Loan and Security Agreement, dated as of July 30, 2008, by and among Digital Recorders, Inc., TwinVision of North America, Inc. and DRI Corporation, and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.25	Senior Secured Term Note, dated as of June 30, 2008, issued by Digital Recorders, Inc. and TwinVision of North America, Inc. to BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.26	Continuing Unconditional Guaranty, dated as of June 30, 2008, granted by DRI Corporation in favor of BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.27	Stock Pledge Agreement, dated as of June 30, 2008, by and between DRI Corporation and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.28	Trademark Security Agreement, dated as of June 30, 2008, by and between DRI Corporation and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.29	Trademark Security Agreement, dated as of June 30, 2008, by and between Digital Recorders, Inc. and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.30	Trademark Security Agreement, dated as of June 30, 2008, by and between TwinVision of North America, Inc. and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.31	Copyright Security Agreement, dated as of June 30, 2008, by and between Digital Recorders, Inc. and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.32	Copyright Security Agreement, dated as of June 30, 2008, by and between TwinVision of North America, Inc. and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.33	Patent Security Agreement, dated as of June 30, 2008, by and between Digital Recorders, Inc. and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.34	Undertaking Concerning Loan Payment for purposes other than personal consumption, by and between Handelsbanken and Mobitec AB (English translation) (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.35	Instrument for Debt A — Loan for purposes other than personal consumption, by and between Handelsbanken and Mobitec AB (English translation) (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.36	Factoring Agreement by and between Handelsbanken and Mobitec AB (English translation) (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.37	EURO Short Term Loan Facility by and between Handelsbanken and Mobitec GmbH (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

31.1	Section 302 Certification of David L. Turney (filed herewith)

Exhibit No.	Document

31.2	Section 302 Certification of Stephen P. Slay (filed herewith)

32.1	Section 906 Certification of David L. Turney (filed herewith)

32.2	Section 906 Certification of Stephen P. Slay (filed herewith)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
DRI CORPORATION

Signature:	/s/ Stephen P. Slay
By:	Stephen P. Slay
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	May 15, 2009