Form 10-Q
period 2009-06-30
DRI CORP
filed 2009-08-13
CIK 853695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
Commission File Number 000-28539
DRI CORPORATION
(Exact name of Registrant as specified in its Charter)

North Carolina	56-1362926
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
13760 Noel Road, Suite 830
Dallas, Texas 75240
(Address of principal executive offices, Zip Code)
Registrant’s telephone number, including area code: (214) 378-8992
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐     No ☑
     Indicate the number of shares outstanding of the registrant’s Common Stock as of July 31, 2009:

Common Stock, par value $.10 per share	11,512,436
(Class of Common Stock)	Number of Shares

DRI CORPORATION AND SUBSIDIARIES
INDEX

		Page No.
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets — June 30, 2009 (Unaudited) and December 31, 2008	3
	Consolidated Statements of Operations — Three and Six Months Ended June 30, 2009 and 2008 (Unaudited)	4
	Consolidated Statements of Cash Flows — Six Months Ended June 30, 2009 and 2008 (Unaudited)	5
	Notes to Unaudited Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 4T.	Controls and Procedures	29

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Submission of Matters to a Vote of Securityholders	31
Item 5.	Other Information	32
Item 6.	Exhibits	32

	SIGNATURES	38
EX-10.24.2
EX-10.24.3
EX-10.39
EX-10.40
EX-10.41
EX-10.42
EX-10.43
EX-10.44
EX-10.45
EX-10.46
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
DRI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share amounts)

	June 30, 2009	December 31, 2008
	(Unaudited)	(Note 1)
ASSETS
Current Assets
Cash and cash equivalents	$414	$598
Trade accounts receivable, net	18,357	12,403
Current portion of note receivable	86	86
Other receivables	721	431
Inventories	12,406	10,662
Prepaids and other current assets	759	427

Total current assets	32,743	24,607

Property and equipment, net	4,164	3,607
Long-term portion of note receivable	172	172
Goodwill	9,056	9,034
Intangible assets, net	730	790
Deferred tax assets, net	—	94
Other assets	991	1,157

Total assets	$47,856	$39,461

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Lines of credit	$5,612	$3,743
Loans payable	972	719
Current portion of long-term debt	210	193
Current portion of foreign tax settlement	473	386
Accounts payable	10,944	5,347
Accrued expenses and other current liabilities	4,644	4,359
Preferred stock dividends payable	18	16

Total current liabilities	22,873	14,763

Long-term debt and capital leases, net	5,282	5,149

Foreign tax settlement, long-term	480	528

Deferred tax liabilities, net	108	137

Liability for uncertain tax positions	297	300

Commitments and contingencies (Notes 6 and 7)

Shareholders’ Equity and Noncontrolling Interests
Series E Redeemable, Nonvoting, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 500 shares authorized; 80 shares issued and outstanding at June 30, 2009, and December 31, 2008; redeemable at the discretion of the Company at any time.	337	337
Series G Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 600 shares authorized; 462 and 444 shares issued and outstanding at June 30, 2009, and December 31, 2008, respectively; redeemable at the discretion of the Company after five years from date of issuance.	2,028	1,938
Series H Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 600 shares authorized; 66 and 64 shares issued and outstanding at June 30, 2009, and December 31, 2008, respectively; redeemable at the discretion of the Company after five years from date of issuance.	282	272
Series J Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 250 shares authorized; 90 shares issued and outstanding at June 30, 2009, and December 31, 2008; redeemable at the discretion of the Company at any time.	388	388
Series AAA Redeemable, Nonvoting, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 20,000 shares authorized; 166 shares issued and outstanding at June 30, 2009, and December 31, 2008; redeemable at the discretion of the Company at any time.	830	830
Common stock, $.10 par value, 25,000,000 shares authorized; 11,512,436 and 11,466,606 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively.	1,151	1,147
Additional paid-in capital	32,433	32,706
Accumulated other comprehensive income — foreign currency translation	849	512
Accumulated deficit	(19,963)	(20,398)

Total DRI shareholders’ equity	18,335	17,732

Noncontrolling interests
Noncontrolling interest — Mobitec Brazil Ltda.	243	596
Noncontrolling interest — Castmaster Mobitec India Private Limited	238	256

Total noncontrolling interests	481	852

Total shareholders’ equity	18,816	18,584

Total liabilities and shareholders’ equity	$47,856	$39,461

See accompanying notes to unaudited consolidated financial statements.

DRI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(In thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net sales	$21,514	$19,103	$34,779	$36,128
Cost of sales	14,844	12,560	24,360	23,553

Gross profit	6,670	6,543	10,419	12,575

Operating expenses
Selling, general and administrative	5,155	4,814	9,628	9,123
Research and development	189	237	268	524

Total operating expenses	5,344	5,051	9,896	9,647

Operating income	1,326	1,492	523	2,928

Other income (loss)	(106)	(23)	(112)	69
Foreign currency gain	149	1	24	164
Interest expense	(365)	(358)	(701)	(661)

Total other income and expense	(322)	(380)	(789)	(428)

Income (loss) before income tax expense	1,004	1,112	(266)	2,500

Income tax (expense) benefit	19	(518)	38	(888)

Net income (loss)	1,023	594	(228)	1,612

Net (income) loss attributable to noncontrolling interests	130	(135)	371	(431)

Net income attributable to DRI	1,153	459	143	1,181

Provision for preferred stock dividends	(78)	(75)	(154)	(149)

Net income (loss) applicable to common shareholders	$1,075	$384	$(11)	$1,032

Net income (loss) per share applicable to common shareholders
Basic	$0.09	$0.03	$(0.00)	$0.09

Diluted	$0.09	$0.03	$(0.00)	$0.09

Weighted average number of common shares and common share equivalents outstanding
Basic	11,498,254	11,227,274	11,485,806	11,207,633

Diluted	13,228,690	11,610,692	11,485,806	12,646,895

See accompanying notes to unaudited consolidated financial statements.

DRI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2009 and 2008
(In thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities
Net income (loss)	$(228)	$1,612
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Deferred income taxes	62	76
Liability for uncertain tax positions	(1)	239
Depreciation and amortization of property and equipment	475	476
Amortization of intangible assets	59	79
Amortization of deferred financing costs	225	127
Amortization of debt discount	55	115
Amortization of beneficial conversion feature	—	54
Change in fair value of warrant liability	110	—
Loan termination fee accrual	123	—
Bad debt expense	83	57
Stock issued in lieu of cash compensation	47	41
Stock-based compensation expense	172	46
Write-down of inventory for obsolescence	102	4
Loss on sale of fixed assets	13	2
Other, primarily effect of foreign currency gain	(76)	(178)
Changes in operating assets and liabilities
Increase in trade accounts receivable	(5,306)	(3,467)
Increase in other receivables	(227)	(121)
Increase in inventories	(1,444)	(1,607)
Increase in prepaids and other current assets	(317)	(243)
(Increase) decrease in other assets	(21)	4
Increase in accounts payable	5,338	1,540
Increase (decrease) in accrued expenses	(42)	1,588
Decrease in foreign tax settlement	(134)	(174)

Net cash provided by (used in) operating activities	(932)	270

Cash flows from investing activities
Purchases of property and equipment	(74)	(234)
Investments in software development	(912)	(654)

Net cash used in investing activities	(986)	(888)

Cash flows from financing activities
Proceeds from bank borrowings and lines of credit	36,584	41,079
Principal payments on bank borrowings and lines of credit	(34,823)	(39,404)
Issuance of common stock	—	3
Payments related to new debt financing	—	(163)
Payment of dividends on Preferred stock	(52)	(55)
Payment of dividends to noncontrolling interests	—	(91)

Net cash provided by financing activities	1,709	1,369

Effect of exchange rate changes on cash and cash equivalents	25	(4)

Net increase (decrease) in cash and cash equivalents	(184)	747

Cash and cash equivalents at beginning of period	598	729

Cash and cash equivalents at end of period	$414	$1,476

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Supplemental disclosures of non-cash investing and financing activities:

Increase in fair value of warrants due to modification	$56	$—

Preferred stock dividends	$100	$90

Purchase of equipment under capital lease obligation	$27	$21

Conversion of convertible subordinated debenture	$—	$250

Amortization of convertible subordinated debenture beneficial conversion feature	$—	$54

Conversion of preferred stock to common stock	$—	$55

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
     Through its business units and wholly-owned subsidiaries, DRI manufactures, sells, and services information technology and security products either directly or through manufacturers’ representatives or distributors. Customers include municipalities, regional transportation districts, federal, state and local departments of transportation, and bus manufacturers. The Company markets primarily to customers located in North and South America, the Far East, the Middle East, Asia, Australia, and Europe.
(1) BASIS OF PRESENTATION AND DISCLOSURE
     The unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. Dividends paid by our subsidiaries to noncontrolling interests previously presented as other income (loss) for the three and six months ended June 30, 2008 have been reclassified to net (income) loss attributable to noncontrolling interests in the accompanying consolidated statement of operations for those periods to conform to the presentation used in the consolidated statement of operations for the three and six months ended June 30, 2009. These reclassifications have no effect on net income or shareholders’ equity as previously presented. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments and information (consisting only of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods presented.
     The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full fiscal year.
Product Warranties
     The Company provides a limited warranty for its products, generally for a period of one to three years. The Company’s standard warranties require the Company to repair or replace defective products during such warranty periods at no cost to the customer. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product sales are recognized. Factors that affect the Company’s warranty liability include such things as the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The following table summarizes product warranty activity during the six months ended June 30, 2009 and 2008.

	Six Months ended June 30,
	2009	2008
	(In thousands)
Balance at beginning of period	$495	$491
Additions charged to costs and expenses	117	68
Deductions	(141)	(116)
Foreign exchange translation loss	29	23

Balance at end of period	$500	$466

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
     In April 2008, the FASB issued FSP FAS 142-3 “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. We adopted the provisions of FSP FAS 142-3 effective January 1, 2009. The adoption of FSP FAS 142-3 did not have a material impact on our results of operations or financial condition.
     In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). EITF 07-5 is

effective for financial statements issued for fiscal years beginning after December 15, 2008. In conjunction with a loan agreement pursuant to which a $5.0 million term loan was obtained in June 2008, the Company issued the lender warrants to purchase up to 350,000 shares of our Common Stock. These warrants were determined to be a derivative instrument based on the clarification within EITF 07-5. As of January 1, 2009, the fair value of these warrants was reclassified from equity to a current liability and a cumulative effect adjustment to retained earnings was recorded for the change in the fair value of the warrants. The fair value of the warrants will be periodically remeasured with any changes in value recognized in other income (loss) in the consolidated financial statements.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have an impact on our consolidated financial statements for the three and six months ended June 30, 2009, as it is our continuing policy to evaluate subsequent events through the date our financial statements are issued. For the quarterly period ended June 30, 2009, we have evaluated subsequent events through August 13, 2009, which is the date our financial statements were issued and filed with the SEC.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”. SFAS No. 168 establishes the FASB Accounting Standards Codification (the “ASC”) as the source of authoritative principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not anticipate that the adoption of SFAS No. 168 will have a material impact on our consolidated financial statements. However, references to authoritative accounting literature contained in our financial statements will be made in accordance with the ASC commencing with our quarterly report for the period ending September 30, 2009.
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 enhance consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 107-1 relates to fair value disclosures for any financial instruments that are not currently reflected on a company’s balance sheet at fair value. FSP FAS 107-1 requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirement under FSP FAS 107-1 is effective for the Company’s interim reporting period ending on June 30, 2009.
Fair Value of Assets and Liabilities
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. The Company adopted SFAS 157 beginning January 1, 2008 with the exception of the application of the statement to non-recurring non-financial assets and non-financial liabilities. Under the provisions of FSP FAS 157-2 “Effective Date of FASB Statement No. 157”, the Company adopted SFAS 157 as it relates to non-financial assets and liabilities on January 1, 2009. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements and establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels which distinguish between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The level in the fair value hierarchy within which the respective fair value measurement falls is determined based on the lowest level input that is significant to the measurement in its entirety. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities, Level 2 inputs are other than quotable market prices included in Level 1 that are observable for the asset or liability either directly or indirectly through corroboration with observable market data. Level 3 inputs are unobservable inputs for the assets or liabilities that reflect management’s own assumptions about the assumptions market participants would use in pricing the asset or liability.
     The following table provides the Company’s financial liabilities carried at fair value measured on a recurring basis as of June 30, 2009 (in thousands):

Fair Value Measurement at June 30, 2009
	Total Carrying	Quoted Prices in	Significant Other	Significant
	Value at June 30,	Active Markets	Observable Inputs	Unobservable
	2009	(Level 1)	(Level 2)	Inputs (Level 3)

Derivative instruments	$207	$—	$207	$—

     The Company does not engage in hedging activities and historically has not used derivative instruments. In conjunction with a loan agreement pursuant to which a $5.0 million term loan was obtained in June 2008, the Company issued the lender warrants to purchase up to 350,000 shares of the Company’s Common Stock. These warrants were determined to be a derivative instrument based on the clarification within EITF 07-5. As of January 1, 2009, the fair value of these warrants was reclassified from equity to a current liability and a cumulative effect adjustment to retained earnings was recorded for the change in the fair value of the warrants. The fair value of the warrants is periodically remeasured using a Black-Scholes valuation model with Level 2 inputs. Any change in fair value of the warrants is recognized in other income (loss) in the consolidated financial statements. At June 30, 2009, the warrants had a fair value of $207,000 which is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet. For the three and six months ended June 30, 2009, other income (loss) of approximately ($113,000) and ($110,000), respectively, was recorded to recognize the change in fair value of these warrants.

     The Company’s only non-financial asset measured on a recurring basis is goodwill. This non-financial asset is measured for impairment annually on the Company’s measurement date at the reporting unit level using Level 3 inputs. For most assets, including goodwill, FAS 157 requires that the impact of changes resulting from its application be applied prospectively in the year in which the statement is initially applied. The Company’s measurement date for its goodwill is December 31, 2009 and as such, no fair value measurements have been made during the fiscal period ended June 30, 2009. No events have occurred that would indicate an impairment of goodwill
Fair Value of Financial Instruments
     FSP FAS 107-1 and APB 28-1 require disclosure about the fair value of financial instruments. We believe the carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their estimated fair values at June 30, 2009 due to their short maturities. We believe the carrying value of our lines of credit, loans payable and long-term debt approximates the estimated fair value for debt with similar terms, interest rates, and remaining maturities currently available to companies with similar credit ratings at June 30, 2009.
(2) GOODWILL AND OTHER INTANGIBLE ASSETS
     The increase in goodwill from December 31, 2008 to June 30, 2009 of $22,000 is due solely to foreign exchange rate fluctuation.
(3) INVENTORIES

	June 30,	December 31,
	2009	2008
	(In thousands)

Raw materials and system components	$8,896	$6,803
Work in process	25	243
Finished goods	3,485	3,616

Total inventories	$12,406	$10,662

(4) PROPERTY AND EQUIPMENT

	Estimated
	Depreciable	June 30,	December 31,
	Lives (years)	2009	2008
		(In thousands)

Leasehold improvements	5 - 9	$287	$286
Automobiles	5	13	13
Computer and telecommunications equipment	3	1,026	976
Software	3 - 5	5,729	4,592
Test equipment	3 - 5	125	124
Furniture and fixtures	3 - 7	2,579	2,490
Software projects in progress		1,188	1,392

		10,947	9,873
Less accumulated depreciation and amortization		6,783	6,266

Total property and equipment, net		$4,164	$3,607

(5) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	June 30,	December 31,
	2009	2008
	(In thousands)

Salaries, commissions, and benefits	$1,698	$1,428
Taxes — payroll, sales, income, and other	802	817
Warranties	500	495
Current portion of capital leases	15	19
Interest payable	324	281
Deferred revenue	302	694
Other	1,003	625

Total accrued expenses	$4,644	$4,359

(6) LINES OF CREDIT AND LOANS PAYABLE
     (a) Domestic line of credit and loans payable
     Our wholly-owned subsidiaries Digital Recorders, Inc. and TwinVision of North America, Inc. (collectively, the “Borrowers”) have in place a three-year, asset-based lending agreement (the “PNC Agreement”) with PNC Bank, National Association (“PNC”), which matures on June 30, 2011. DRI has agreed to guarantee the obligations of the Borrowers under the PNC Agreement. The PNC Agreement provides up to $8.0 million in borrowings under a revolving credit facility and is secured by substantially all tangible and intangible U.S. assets of the Company. Borrowing availability under the PNC Agreement is based upon an advance rate equal to 85% of eligible accounts receivable of the Borrowers plus 85% of the appraised net orderly liquidation value of inventory of the Borrowers, limited to $750,000. The PNC Agreement provides for one of two possible interest rates on borrowings: (1) an interest rate based on the rate (the “Eurodollar Rate”) at which U.S. dollar deposits are offered by leading banks in the London interbank deposit market (a “Eurodollar Rate Loan”) or (2) interest at a rate (the “Domestic Rate”) based on either (a) the base commercial lending rate of PNC, or (b) the open rate for federal funds transactions among members of the Federal Reserve System, as determined by PNC (a “Domestic Rate Loan”). The actual annual interest rate for borrowings under the PNC Agreement is (a) the Eurodollar Rate plus 3.25% for a Eurodollar Rate Loan and (b) the Domestic Rate plus 1.75% for Domestic Rate Loans. Interest is calculated on the principal amount of borrowings outstanding, subject to a minimum principal amount of $3.5 million. The PNC Agreement contains certain covenants and provisions with which we and the Borrowers must comply on a quarterly basis. We were in compliance with all covenants of the PNC Agreement at June 30, 2009. If all outstanding obligations under the PNC Agreement are paid before the end of the three-year term, the Borrowers will be obligated to pay an early termination fee of up to $160,000, depending on the time the early termination occurs. At June 30, 2009, the outstanding principal balance on the revolving credit facility was approximately $3.4 million and remaining borrowing availability under the revolving credit facility was approximately $2.8 million.
     Pursuant to terms of a loan agreement (the “BHC Agreement”) with BHC Interim Funding III, L.P.(“BHC”), the Borrowers have outstanding a $5.0 million term loan (the “Term Loan”) that matures June 30, 2011. DRI agreed to guarantee the Borrowers’ obligations under the BHC Agreement. The Term Loan bears interest at an annual rate of 12.75% and is secured by substantially all tangible and intangible assets of the Company. Additionally, the Term Loan is secured by a pledge of all outstanding common stock of the Borrowers and Robinson Turney International, Inc., a wholly-owned subsidiary of DRI, a pledge of 65% of the outstanding common stock of all foreign subsidiaries other than Mobitec Pty Ltd., and a pledge of 100% of the common stock issued by Mobitec Brazil Ltda to DRI. The BHC Agreement contains certain covenants and provisions with which we and the Borrowers must comply on a quarterly basis. We were in compliance with all covenants of the BHC Agreement at June 30, 2009. The Borrowers are subject to a termination fee which escalates over time from $200,000 to $735,000. The amount of the termination fee due is dependent upon the date of repayment, if any, with the maximum amount of $735,000 due if the Term Loan is not paid until the maturity date. We are recording the maximum termination fee on the Term Loan ratably over the three-year term of the BHC Agreement as interest expense. During the six months ended June 30, 2009, we recorded approximately $122,000 of interest expense related to the Term Loan termination fee, all of which is included in long-term debt on the consolidated balance sheet.
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
     Among the covenants contained in the PNC Agreement and BHC Agreement are requirements we maintain certain minimum EBITDA levels as of the end of each fiscal quarter for the twelve-month period then ending and that we and our domestic subsidiaries maintain certain leverage ratios as of the end of each fiscal quarter for the twelve-month period then ending. On March 26, 2009, the PNC Agreement and BHC Agreement were each amended to revise such minimum EBITDA and leverage ratios required to be maintained as of the end of each of the fiscal quarters ending March 31, 2009, June 30, 2009 and September 30, 2009 as set forth below.

Fiscal Quarter Ending:	EBITDA:	Leverage Ratio:
March 31, 2009	$3,000,000	5.70 to 1.0
June 30, 2009	$2,500,000	6.25 to 1.0
September 30, 2009	$4,000,000	4.55 to 1.0
     All other terms and provisions of the PNC Agreement and BHC Agreement remained unchanged and in effect. In connection with the amendment of the BHC Agreement, the Warrant issued to BHC was amended to adjust the exercise price to purchase 200,000 shares of our Common Stock from $2.99 per share to $1.00 per share. The exercise price to purchase the remaining 150,000 shares of our Common Stock was maintained at $2.99 per share. The increase in fair value of the Warrant resulting from the adjustment of the exercise price was recorded as deferred finance costs and is being amortized ratably over the remaining term of the Term Loan.
     See Note 13 for disclosure of additional amendments to the BHC Agreement and the PNC Agreement.
b) International lines of credit and loans payable
     Mobitec AB, the Company’s wholly-owned Swedish subsidiary, has in place agreements with Svenska Handelsbanken AB (“Handelsbanken”) under which working capital credit facilities have been established. On June 16, 2009, Mobitec AB and Handelsbanken entered into amendments to these agreements to, among other things, until April 30, 2010, increase the borrowing capacity on the credit facilities by 3.5 million krona (approximately US$452,000, based on exchange rates as of June 30, 2009) to 27.5 million krona (approximately US$3.5 million, based on exchange rates as of June 30, 2009) and increase the annual interest rate on the credit facilities from Tomorrow Next Stockholm Interbank Offered Rate (“T/N STIBOR”) plus 1.85% to T/N STIBOR plus 3.65%. At June 30, 2009, borrowings due and outstanding under these credit facilities totaled 3.8 million krona (approximately US$1.3 million, based on exchange rates at June 30, 2009) and are reflected as lines of credit in the accompanying consolidated balance sheet. Additional borrowing availability under these agreements at June 30, 2009, amounted to approximately US$2.2 million. These credit agreements renew annually on a calendar-year basis.
     At June 30, 2009, Mobitec AB had an outstanding principal balance of 1.5 million krona (approximately US$194,000, based on exchange rates at June 30, 2009) due on a term loan under a credit agreement with Handelsbanken (the “Mobitec Term Loan”). On June 16, 2009, Mobitec AB and Handelsbanken entered into an amendment to the Mobitec Term Loan agreement to, among other things, extend the repayment date for the outstanding principal balance of 1.5 million krona from June 30, 2009 to March 31, 2010 and decrease the annual interest rate on the Mobitec Term Loan from 5.80% to 5.55%. The outstanding principal balance due on the Mobitec Term Loan is reflected as a loan payable in the accompanying consolidated balance sheet.
     At June 30, 2009, Mobitec AB had an outstanding principal balance of 3.4 million krona (approximately US$436,000, based on exchange rates at June 30, 2009) due on an additional term loan under a credit agreement with Handelsbanken (the “Mobitec Loan”). On June 16, 2009, Mobitec AB and Handelsbanken entered into an amendment to the Mobitec Loan agreement to, among other things, extend the principal payment of 375,000 krona (approximately US$48,000, based on exchange rates as of June 30, 2009) due on the Mobitec Loan from June 30, 2009 to March 31, 2010; increase the quarterly principal payments due on this term loan from 375,000 krona to 500,000 krona (approximately US$65,000, based on exchange rates as of June 30, 2009) beginning June 30, 2010; and decrease the annual interest rate on the Mobitec Loan from 5.80% to 5.55%. The outstanding principal balance due on the Mobitec Loan is reflected as long-term debt in the accompanying consolidated balance sheet.
     Mobitec GmbH, the Company’s wholly-owned subsidiary in Germany, has in place an agreement with Handelsbanken under which a working capital credit facility has been established. On June 25, 2009, Mobitec GmbH and Handelsbanken entered into an amendment to this agreement to, among other things, until April 30, 2010, increase the borrowing capacity on the credit facility by

500,000 Euro (approximately US$702,000, based on exchange rates as of June 30, 2009) to approximately 1.4 million Euro (approximately US$2.0 million, based on exchange rates as of June 30, 2009) and increase the annual interest rate on the credit facility from Euro OverNight Index Average (“EONIA”) plus 1.85% to EONIA plus 3.70%. At June 30, 2009, borrowings due and outstanding under this credit facility totaled 706,000 Euro (approximately US$991,000, based on exchange rates at June 30, 2009) and are reflected as lines of credit in the accompanying consolidated balance sheet. Additional borrowing availability under this credit facility at June 30, 2009, amounted to approximately $1.0 million. The agreement under which this credit facility is extended has an open-ended term.
     At June 30, 2009, Mobitec Brazil Ltda, the Company’s 50% owned subsidiary in Brazil, has outstanding borrowings from two banks in Brazil of approximately 1.1 million Brazilian real (“BRL”) (approximately US$589,000, based on exchange rates at June 30, 2009). The borrowings are secured by accounts receivable on certain export sales by Mobitec Brazil Ltda, bear interest at annual rates ranging from 6.50% to 9.47%, and have a term of 180 days. These borrowings are included in loans payable on the accompanying consolidated balance sheet.
     At June 30, 2009, Mobitec Brazil Ltda had two loans payable to a bank in Brazil with an aggregate outstanding principal balance of approximately 367,000 BRL (approximately US$189,000, based on exchange rates as of June 30, 2009). One loan, with an outstanding principal balance of 182,000 BRL at June 30, 2009 (approximately US$94,000, based on exchange rates as of June 30, 2009), bears interest at an annual rate of 7.19% and matures October 13, 2009. The other loan, with an outstanding principal balance of 185,000 BRL at June 30, 2009 (US$95,000, based on exchange rates as of June 30, 2009), bears interest at an annual rate of 14.76%, is payable in twelve equal monthly principal installment payments, and matures May 14, 2010. The outstanding principal balance due on these loans is included in loans payable in the accompanying consolidated balance sheet.
     Domestic and international lines of credit consist of the following:

	June 30,	December 31,
	2009	2008
	(In thousands)

Line of credit with PNC Bank, National Association dated June 30, 2008; payable in full June 30, 2011; secured by all tangible and intangible U.S. assets of the Company; bears average interest rate of 5.00% and 6.28% in 2009 and 2008, respectively.	$3,350	$1,601

Line of credit with Handelsbanken; renews annually on a calendar-year basis; secured by certain assets of the Swedish subsidiary, Mobitec AB; bears average interest rate of 3.16% and 6.58% in 2009 and 2008, respectively.	726	732

Line of credit with Handelsbanken; renews annually on a calendar-year basis; secured by accounts receivable of the Swedish subsidiary, Mobitec AB; bears average interest rate of 5.41% and 6.95% in 2009 and 2008, respectively.	545	573

Line of credit with Handelsbanken dated June 23, 2004; open-ended term; secured by accounts receivable and inventory of the German subsidiary, Mobitec GmbH; bears average interest rate of 2.90% and 5.62% in 2009 and 2008, respectively.	991	837

Total lines of credit	$5,612	$3,743

(7) LONG-TERM DEBT
     Long-term debt consists of the following:

	June 30,	December 31,
	2009	2008
	(In thousands)
Term loan with BHC Interim Funding III, L.P., dated June 30, 2008; payable in full June 30, 2011; secured by substantially all tangible and intangible assets of the Company; bears interest rate of 12.75%.	$5,000	$5,000
Term loan with Svenska Handelsbanken AB, dated June 30, 2008; payable in quarterly installments of $48,000; secured by accounts receivable and inventory of the Swedish subsidiary, Mobitec AB; bears average interest rate of 5.93% and 7.32% in 2009 and 2008, respectively.	436	483

Total long-term debt	5,436	5,483
Term loan termination fee accrual	245	123
Less current portion	210	193
Less debt discount	222	278

	5,249	5,135
Long-term portion of capital leases	33	14

Total long-term debt and capital leases, less current portion	$5,282	$5,149

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
     As of June 30, 2009, we had outstanding 166 shares of Series AAA Preferred, 80 shares of Series E Preferred, 462 shares of Series G Preferred, 66 shares of Series H Preferred, and 90 shares of Series J Preferred. There are no shares of Series D Preferred, Series F Preferred, or Series I Preferred outstanding.
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

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(Unaudited)
	(In thousands, except share amounts)
Net income (loss) applicable to common shareholders	$1,075	$384	$(11)	$1,032
Effect of dilutive securities on net income (loss):
Convertible debt	—	5	—	10
Convertible preferred stock	78	—	—	95

Net income (loss) applicable to common shareholders, assuming conversions	$1,153	$389	$(11)	$1,137

Weighted average shares outstanding — Basic	11,498,254	11,227,274	11,485,806	11,207,633
Effect of dilutive securities on shares outstanding:
Options	391	64,492	—	48,256
Warrants	42,785	94,151	—	50,931
Convertible debt	—	224,775	—	226,024
Convertible preferred stock	1,687,260	—	—	1,114,051

Weighted average shares outstanding — Diluted	13,228,690	11,610,692	11,485,806	12,646,895

     The calculation of weighted average shares outstanding excludes 2,682,177 and 1,408,060 stock options and warrants for the three months ended June 30, 2009 and 2008, respectively, and 1,630,110 stock options and warrants for the six months ending June 30, 2008, because these securities would not have been dilutive for these periods due to the fact that the exercise prices were greater than the average market price of our Common Stock for these periods. The calculation of weighted average shares outstanding excludes preferred stock convertible into 1,593,793 and 483,357 shares of Common Stock for the three and six months ended June 30, 2008, respectively, because they are anti-dilutive. No recognition was given to potentially dilutive securities aggregating 4,369,437 shares for the six months ending June 30, 2009. Due to the net loss applicable to common shareholders in that period, such securities would have been anti-dilutive
(10) SHAREHOLDERS’ EQUITY, COMPREHENSIVE INCOME (LOSS) AND NONCONTROLLING INTERESTS
     Set forth below is a reconciliation of shareholders’ equity attributable to the Company and total noncontrolling interests at the beginning and end of the six months ended June 30, 2009 and June 30, 2008 (in thousands).

	DRI Shareholders’ Equity
					Accumulated
			Additional	Accum-	Other	Total DRI		Compre-	Total
	Preferred	Common	Paid-in	ulated	Comprehensive	Shareholders’	Noncontrolling	hensive	Shareholders’
	Stock	Stock	Capital	Deficit	Income (Loss)	Equity	Interests	Income (Loss)	Equity
Balance as of January 1, 2009	$3,765	$1,147	$32,706	$(20,398)	$512	$17,732	$852		$18,584
Cumulative effect of reclassification of warrants (EITF 07-5)			(333)	292		(41)			(41)

Balance as of January 1, 2009, as adjusted	$3,765	$1,147	$32,373	$(20,106)	$512	$17,691	$852		$18,543

Issuance of common stock		4	42			46			46
Issuance of Series G Preferred Stock dividend	90					90			90
Issuance of Series H Preferred Stock dividend	10					10			10
Preferred stock dividends			(154)			(154)			(154)
Stock-based compensation expense			172			172			172
Comprehensive Income:
Net income (loss)				143		143	(371)	$(228)	(228)
Translation adjustment					337	337		337	337

Total comprehensive income								$109

Balance as of June 30, 2009	$3,865	$1,151	$32,433	$(19,963)	$849	$18,335	$481		$18,816

	DRI Shareholders’ Equity
					Accumulated
			Additional	Accum-	Other	Total DRI		Compre-	Total
	Preferred	Common	Paid-in	ulated	Comprehensive	Shareholders’	Noncontrolling	hensive	Shareholders’
	Stock	Stock	Capital	Deficit	Income (Loss)	Equity	Interests	Income (Loss)	Equity
Balance as of January 1, 2008	$3,618	$1,119	$32,079	$(21,894)	$4,570	$19,492	$422		$19,914

Issuance of common stock		2	42			44			44
Issuance of Series G Preferred Stock dividend	80					80			80
Issuance of Series H Preferred Stock dividend	10					10			10
Conversion of Series E Preferred stock	(18)	1	17			—			—
Conversion of Series AAA Preferred stock	(30)		29			(1)			(1)
Conversion of Convertible Subordinated Debenture		23	227			250			250
Amortization of convertible subordinated debenture beneficial conversion feature			54			54			54
Preferred stock dividends			(149)			(149)			(149)
Dividends paid to noncontrolling interests							(91)		(91)
Stock-based compensation expense			46			46			46
Comprehensive income:
Net income				1,181		1,181	431	$1,612	1,612
Translation adjustment					1,128	1,128		1,128	1,128

Total comprehensive income								$2,740

Balance as of June 30, 2008	$3,660	$1,145	$32,345	$(20,713)	$5,698	$22,135	$762		$22,897

(11) SEGMENT AND GEOGRAPHIC INFORMATION
     DRI conducts its operations in one business segment. Accordingly, the accompanying consolidated statements of operations report the results of operations of that operating segment and no separate disclosure is provided herein. Geographic information is provided below. Long-lived assets include net property and equipment and other assets.

	Three Months Ended June,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
	(In thousands)		(In thousands)
Net sales
North America	$8,654	$7,697	$16,053	$14,455
Europe	9,302	5,908	13,267	11,059
Asia-Pacific	1,520	2,313	2,447	4,687
Middle East	58	377	100	602
South America	1,980	2,808	2,912	5,325

	$21,514	$19,103	$34,779	$36,128

	June 30,
	2009	December 31,
	(Unaudited)	2008
	(In thousands)
Long-lived assets
North America	$3,207	$2,982
Europe	1,644	1,527
Asia-Pacific	81	46
South America	223	209

	$5,155	$4,764

(12) INCOME TAXES
     As a result of its net operating loss carryforwards, the Company has significant deferred tax assets. SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The Company’s total deferred tax assets as of June 30, 2009, are $8.3 million and its deferred tax valuation allowance is $8.2 million. In addition, as a result of its equity transactions during 2004, the Company has determined its ability to use its net operating loss carryforwards and related tax benefits in any single year is limited under the Internal Revenue Code.
     As a result of intercompany sales that give rise to uncertain tax positions related to transfer pricing, during the six months ended June 30, 2009, the Company recorded a decrease to its liability for unrecognized tax benefits of approximately $1,000. These reductions, if recognized, would affect the effective tax rate. Foreign exchange translation gains reduced the liability for unrecognized tax benefits by approximately $2,000 during the six months ended June 30, 2009.
     The Company’s effective tax benefit rate of 14.3% for the six months ended June 30, 2009 differs from the expected statutory tax benefit rate of 34% primarily due to an increase to the valuation allowance on deferred tax assets and certain expenses not deductible for income tax purposes offset by lower rates on income of foreign operations.
(13) SUBSEQUENT EVENTS
     On July 22, 2009 (the “Closing Date”), Mobitec AB, Mobitec Empreendimientos e Participações Ltda., Mobitec AB’s wholly-owned Brazilian subsidiary (“Mobitec EP”), and Mobitec Brazil Ltda, the Company’s fifty percent (50%) owned Brazilian subsidiary (“Mobitec Brazil”), entered into a Quota Purchase Agreement (the “Purchase Agreement”) with Roberto Demore and Lorena Demore (collectively, the “Sellers”) and JADI Itinerários Eletrônicos Ltda, a Brazilian limited liability company, in its capacity as guarantor of the Sellers’ obligations (“JADI”), pursuant to which Mobitec EP acquired from the Sellers the remaining fifty percent (50%) of the issued and outstanding interests (the “Interests”) of Mobitec Brazil for an aggregate consideration of US$2.95 million (the “Consideration”). The payment of the Consideration is separated into (a) US$1.0 million payable concurrently with the “Effective Date” of the transaction (which will be on or before October 12, 2009), and which is made an obligation of Mobitec EP by execution of the Purchase Agreement coupled with a Promissory Note (the “First Note”), which will only become effective if all conditions of the Purchase Agreement are met on the Effective Date and neither party exercises its right to rescission, as described below, and (b) a Promissory Note executed by Mobitec EP in favor of the Sellers on July 22, 2009, for US$1.95 million (the “Second Note”) to become effective only upon the official recordation of the transfer of the Interests on the Effective Date.
     In order to enter into the Purchase Agreement and the related transactions, the Company obtained an acknowledgement and waiver (the “Waiver”) from BHC under the BHC Agreement. Under the Waiver, BHC consents to the transactions contemplated under the Purchase Agreement and related documents, waives any defaults that the consummation of those transactions may cause under the BHC Agreement, and BHC and the Borrowers also agreed to enter into such amendments to the BHC Agreement and that certain Quota Pledge Agreement, dated as of August 18, 2008, pursuant to which Mobitec AB pledged its shares in Mobitec Brazil to BHC. On August 7, 2009, the Borrowers and DRI (collectively, the “Loan Parties”), entered into that certain Third Amendment to the Loan and Security Agreement (the “Loan Amendment”) with BHC. The Loan Amendment modifies certain terms of the existing BHC Agreement. Generally speaking, the Loan Amendment consents to and permits (a) the acquisition of the Interests currently held by the Sellers in Mobitec Brazil by Mobitec EP, (b) the conveyance by Mobitec AB to Mobitec EP of the interests of Mobitec Brazil representing fifty percent (50%) of the issued and outstanding interests of Mobitec Brazil owned by Mobitec AB prior to Mobitec EP’s acquisition of the Interests (the “Mobitec AB Shares”), and (c) the subsequent merger of Mobitec EP with and into Mobitec Brazil. The material terms of the Loan Amendment:

▪	Permit Mobitec AB to create, become and remain liable with respect to the indebtedness represented by that certain promissory note, issued by Mobitec AB to the Sellers in connection with the acquisition of the Interests by Mobitec EP, in the principal amount of US$1,950,000;

▪	Allow the Loan Parties and their Subsidiaries (as defined in the BHC Agreement) to become liable upon the obligations or liabilities of guarantees in an aggregate amount not to exceed 2,000,000 Brazilian Reais made by Mobitec Brazil or Mobitec EP for purposes of asset-based working capital and capital lease financing of Mobitec Brazil;

▪	Permit Mobitec EP to purchase the Interests from the Sellers as set forth in the Purchase Agreement;

▪	Permit Mobitec AB to acquire Mobitec EP for the purpose of acquiring the Interests and to contribute the Mobitec AB Shares to Mobitec EP;

▪	Consent to the merger of Mobitec EP with and into Mobitec Brazil, so long as Mobitec Brazil is the successor company to such merger;

▪	Allow Mobitec Brazil to change its Organizational Documents (as defined in the BHC Agreement) in connection with the contribution of the Mobitec AB Shares to Mobitec EP and related changes to the Mobitec AB Pledge (as defined in the Loan Amendment); and

▪	Allow each of Mobitec Brazil and Mobitec EP to change its Organizational Documents solely in connection with the merger of Mobitec EP with and into Mobitec Brazil, so long as Mobitec Brazil is the successor company to such merger.

Between the Closing Date and the Effective Date, there are several conditions that must be met which, if not met could, alone or in the aggregate, alter the material terms and conditions of the Purchase Agreement and related documents or cause the transactions contemplated under the Purchase Agreement and related documents not to be consummated, including, without limitation, Mobitec EP’s and the Sellers’ right to rescind the transaction, subject to the satisfactory completion of their respective due diligence investigation.
     The First Note entered into on July 22, 2009, represents Mobitec EP’s obligation to make the initial payment of US $1.0 million, but such obligation is contingent on all of the terms and conditions being met under the Purchase Agreement, with neither Mobitec EP or the Sellers exercising their rights to rescission prior to the Effective Date.
     The Second Note entered into on July 22, 2009, once effective, will be unsecured and will obligate Mobitec AB to make twelve (12) successive fixed quarterly principal payments of $162,500 to the Sellers within thirty (30) days after the close of each calendar quarter (each such payment, an “Installment Payment”). The first Installment Payment will be due within thirty (30) days after the close of the calendar quarter ending December 31, 2009, and the last Installment Payment will be due within thirty (30) days after the close of the calendar quarter ending September 30, 2012. The unpaid principal balance of the Second Note will bear simple interest at a rate of five percent (5%) per annum, which will be payable quarterly on each date on which an Installment Payment is due. Mobitec AB will have the right, at its discretion, with certain interest rate provisions applied, to not make up to two such installments, provided such two installments are not consecutive (with such amounts to bear interest therefrom at a rate of nine percent (9%) per annum) and to defer such installment payments to the end date of the Second Note.
     If Mobitec AB is in default with its payment obligation with respect to any Installment Payment, and such failure is not cured within five (5) business days from the date on which Mobitec AB and/or Mobitec EP receive a notice of payment default from the Sellers, the Sellers would be entitled to exercise any and all rights arising out of their capacity as beneficiaries of the Second Note.
     On July 30, 2009, the Borrowers, the Company and PNC entered into Amendment No. 4 to the PNC Agreement (the “PNC Amendment”) which allows the Borrowers to include “Eligible Foreign Receivables” (as defined in the PNC Agreement) in calculating the amounts available to be advanced on the revolving credit facility established under the PNC Agreement. Under terms of the PNC Amendment, in calculating amounts available to be advanced, the Borrowers may include up to 75% of “Eligible Foreign Receivables”, limited to the lesser of $2.5 million in the aggregate or the aggregate amount of coverage under Acceptable Credit Insurance Policies (as defined in the PNC Amendment) that the Borrowers have with respect to Eligible Foreign Receivables, as determined by PNC in its reasonable discretion.
     Under the PNC Amendment, Eligible Foreign Receivables is generally defined as and shall include, with respect to each Borrower, each Receivable (as defined in the PNC Agreement) of such Borrower which, among other things (i) is subject to a credit insurance policy that is satisfactory to PNC in form and substance and designates PNC as loss payee and (ii) arises out of a sale to a customer of the Borrowers or the Company located in the Netherlands or Belgium.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT ARE IN ITEM 1 OF THIS QUARTERLY REPORT AND IN THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008 AND THE COMPANY’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2009.
Business — General
     Through its business units and wholly-owned subsidiaries, DRI designs, manufactures, sells, and services information technology products either directly or through manufacturers’ representatives or distributors. DRI produces passenger information communication products under the Talking Bus®, TwinVision®, VacTell™ and Mobitec® brand names, which are sold to transportation vehicle equipment customers worldwide.
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
     The Company believes there were no significant changes during the six month period ended June 30, 2009 to the items disclosed as critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2008 Annual Report.
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
     In April 2008, the FASB issued FSP FAS 142-3 “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. We adopted the provisions of FSP FAS 142-3 effective January 1, 2009. The adoption of FSP FAS 142-3 did not have a material impact on our results of operations or financial condition.
     In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. In conjunction with a loan agreement pursuant to which a $5.0 million term loan was obtained in June 2008, the Company issued the lender warrants to purchase up to 350,000 shares of our Common Stock. These warrants were determined to be a derivative instrument based on the clarification within EITF 07-5. As of January 1, 2009, the fair value of these warrants was reclassified from equity to a current liability and a cumulative effect adjustment to retained earnings was recorded for the change in the fair value of the warrants. The fair value of the warrants will be periodically remeasured with any changes in value recognized in other income (loss) in the consolidated financial statements.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have an impact on our consolidated financial statements for the three and six months ended June 30, 2009, as it is our continuing policy to evaluate subsequent events through the date our financial statements are issued. For the quarterly period ended

June 30, 2009, we have evaluated subsequent events through August 13, 2009, which is the date our financial statements were issued and filed with the SEC.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”. SFAS No. 168 establishes the FASB Accounting Standards Codification (the “ASC”) as the source of authoritative principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not anticipate that the adoption of SFAS No. 168 will have a material impact on our consolidated financial statements. However, references to authoritative accounting literature contained in our financial statements will be made in accordance with the ASC commencing with our quarterly report for the period ending September 30, 2009.
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 enhance consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 107-1 relates to fair value disclosures for any financial instruments that are not currently reflected on a company’s balance sheet at fair value. FSP FAS 107-1 requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirement under FSP FAS 107-1 is effective for the Company’s interim reporting period ending on June 30, 2009.
Results of Operations
     Management reviews a number of key indicators to evaluate the Company’s financial performance, including net sales, gross profit and selling, general and administrative expenses. The following table sets forth the percentage of our revenues represented by certain items included in our Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.0	65.7	70.0	65.2

Gross profit	31.0	34.3	30.0	34.8

Operating expenses:
Selling, general and administrative	24.0	25.2	27.7	25.3
Research and development	0.9	1.2	0.8	1.5

Total operating expenses	24.9	26.4	28.5	26.8

Operating income	6.1	7.9	1.5	8.0
Other income and expense	(1.5)	(2.0)	(2.3)	(1.2)

Income (loss) before income tax (expense) benefit	4.6	5.9	(0.8)	6.8
Income tax (expense) benefit	0.1	(2.7)	0.1	(2.4)

Net income (loss)	4.7	3.2	(0.7)	4.4
Net (income) loss attributable to noncontrolling interests	0.6	(0.7)	1.1	(1.2)

Net income attributable to DRI	5.3%	2.5%	0.4%	3.2%

COMPARISON OF OUR RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
     Net Sales and Gross Profit. Our net sales for the three months ended June 30, 2009, increased $2.4 million or 12.6%, from $19.1 million for the three months ended June 30, 2008, to $21.5 million for the three months ended June 30, 2009. The increase resulted from higher sales by our foreign subsidiaries of $221,000 and by higher U.S. domestic sales of $2.2 million.
     The increase in international sales resulted from increased sales in the European market, primarily resulting from our European subsidiaries beginning to fulfill recently-announced orders for end-users in Dubai and also resulting from an overall increase in OEM sales; and increased sales in Australia, where government investment in public transportation has led to increased sales in that market. The increased sales in these markets were partially offset by decreased sales in the Asia Pacific market, primarily in India, where fulfillment of a large order in the second quarter of 2008 resulted in higher sales in the prior year; and decreased sales in the South America and Middle East markets. The increase in international sales is inclusive of a decrease due to foreign currency fluctuations for the quarter ended June 30, 2009 of approximately $2.8 million. DRI does not use currency hedging tools. Each of our foreign subsidiaries primarily conducts business in their respective functional currencies thereby reducing the impact of foreign currency transaction differences. If the U.S. dollar strengthens compared to the foreign currencies converted, it is possible the total sales reported in U.S. dollars could decline.

     The increase in U.S. sales for the quarter ended June 30, 2009 as compared to the quarter ended June 30, 2008 continues a trend we have seen in recent periods which we believe is due to the favorable impact of increased transit funding under the Safe, Accountable, Flexible, Efficient, Transportation Equity Act — A Legacy for Users (“SAFETEA-LU”) and the favorable influence of high fuel prices on transit ridership. We believe the enactment of SAFETEA-LU and the record-high funding increases for transit, in addition to higher fuel prices, have had a favorable impact on our business and have contributed to increased sales opportunities in the U.S. market for many of our products.
     Our gross profit for the three months ended June 30, 2009 of $6.7 million, increased $127,000, or 1.9%, from $6.5 million for the three months ended June 30, 2008. As a percentage of sales, our gross profit was 31.0% of our net sales for the three months ended June 30, 2009 as compared to 34.3% for the three months ended June 30, 2008. The increase in gross profit was attributed to an increase in foreign gross profits of $67,000 and an increase in U.S. domestic gross profits of $60,000.
     The U.S. gross profit as a percentage of sales for the three months ended June 30, 2009 was 26.6% as compared to 33.6% for the three months ended June 30, 2008. A majority of the increase in sales in the U.S. in the second quarter of 2009, when compared to the second quarter of 2008, resulted from increased sales of electronic destination sign systems and related products, which generally yield lower margins than other products sold by the Company. Additionally, the following factors contributed to the decrease in U.S. gross profit percentage in the second quarter of 2009 as compared to the second quarter of 2008: (1) A variation in sales mix whereby we had increased sales to OEM’s in the second quarter of 2009 compared to the second quarter of 2008 (OEM sales yield lower margins than sales to end-user customers), and (2) Higher labor absorption costs in the second quarter of 2009 resulting from increased sustained engineering work performed on new engineered system products recently introduced into the market. All of these factors contributed to a decreased U.S. gross profit percentage in the second quarter 2009 when compared to the second quarter 2008.
     The international gross profit as a percentage of sales for the three months ended June 30, 2009 was 34.6% as compared to 34.6% for the three months ended June 30, 2008. Our European subsidiaries realized higher margins in the second quarter of 2009 compared to the second quarter of 2008 primarily resulting from lower material costs and from the weakening of the Swedish Krona compared to other currencies, particularly the Euro. These increases in margin were primarily offset by higher commissions on increased “commissionable” sales to certain OEM’s in Europe and margins on fulfillment of the Dubai orders previously mentioned being lower than margins typically realized on sales of similar products.
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
     Selling, General and Administrative. Our selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2009, of $5.2 million, increased $341,000, or 7.1%, from $4.8 million for the three months ended June 30, 2008. This increase is net of a decrease in SG&A expenses due to foreign currency exchange fluctuation of approximately $790,000. Exclusive of the decrease due to foreign currency exchange fluctuations, SG&A expenses have increased primarily due to (1) increased personnel-related expenses of approximately $459,000 resulting from an increase in personnel as well as salary and wage increases for current employees throughout the last two quarters of 2008 and the first two quarters of 2009, (2) increased audit, accounting and tax fees of approximately $108,000 resulting primarily from the engagement of outside firms to provide due diligence and audit services in connection with the acquisition of the remaining 50% interest of Mobitec Brazil Ltda and the engagement of an outside firm to provide global tax planning consulting services, (3) an increase of approximately $78,000 in outside consulting fees resulting primarily from consultants engaged to assist in product customization, (4) increased amortization of deferred finance costs of approximately $106,000 in connection with new financing arrangements entered into in the third quarter of 2008, (5) increased compensation expense of approximately $69,000 recorded under SFAS 123R as a result of stock options issued in the third quarter of 2008, (6) increased bad debt expense of approximately $66,000, and (7) increased tax and related expenses of approximately $144,000 resulting from estimated tax liabilities recorded in the second quarter of 2009.
     Research and Development Expenses. Our research and development expenses of $189,000 for the three months ended June 30, 2009, represented a decrease of $48,000, or 20.2%, from $237,000 for the three months ended June 30, 2008. This category of expense includes internal engineering personnel and outside engineering expense for software and hardware development, sustaining product engineering, and new product development. During the three months ended June 30, 2009, salaries and related costs of certain engineering personnel who were used in the development of software met the capitalization criteria of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” The total amount of personnel and other expense capitalized in the three months ended June 30, 2009, of $468,000, increased $69,000, from $399,000 for the three months ended June 30, 2008. In aggregate, research and development expenditures for the three months ended June 30, 2009 were $657,000 as compared to $636,000 for the three months ended June 30, 2008.
     Operating Income (Loss). The net change in our operating income for the three months ended June 30, 2009, was a decrease of $166,000 from net operating income of $1.5 million for the three months ended June 30, 2008, to net operating income of $1.3 million for the three months ended June 30, 2009. The decrease in operating income is due to increased SG&A expenses partially offset by increased sales and gross profit and a decrease in research and development expenses as previously described.
     Other Income (Loss), Foreign Currency Gain (Loss), and Interest Expense. Other income and expense increased $58,000 from ($380,000) for the three months ended June 30, 2008 to ($322,000) for the three months ended June 30, 2009, due to a decrease of $83,000 in other income, an increase of $148,000 in foreign currency gain, and an increase of $7,000 in interest expense. The decrease in other income is primarily due to expense recorded in the second quarter of 2009 under EITF 07-5 to reflect the increase in value of the outstanding BHC Warrants. In the second quarter of 2008, interest expense of $54,000 was recorded to amortize the fair value of a beneficial conversion feature of a debenture that was converted to Common Stock; this resulted in a decrease in interest expense in the second quarter of 2009 as compared to second quarter of 2008. This decrease was offset by increased interest expense in the second quarter of 2009 as a result of increased borrowings on lines of credit and under new loan agreements.
     Income Tax (Expense) Benefit. Net income tax (expense) benefit was $19,000 for the three months ended June 30, 2009, compared to net income tax (expense) benefit of ($518,000) for the three months ended June 30, 2008. The tax expense reported for the three months ended June 30, 2009, is based on our projected annual effective tax rate for fiscal year 2009 and also includes expense recorded to increase the provision for uncertain tax positions in foreign jurisdictions. Our projected annual effective tax rate is sensitive to variations in the estimated and actual level of annual pre-tax income, variations in the tax jurisdictions in which the pre-tax income is recognized, and various discrete income tax expenses that may need to be recorded from time to time. As these variations occur, the effective tax rate and the resulting income tax expense recorded can vary significantly from period to period. The Company’s income tax (expense) benefit for the three months ended June 30, 2009 and June 30, 2008 is primarily driven by income taxes in foreign tax jurisdictions.
     Net Income (Loss) Applicable to Common Shareholders. The net change in net income applicable to common shareholders for the three months ended June 30, 2009, was an increase of $691,000 from net income of $384,000 for the three months ended June 30, 2008, to net income of $1.1 million for the three months ended June 30, 2009.
COMPARISON OF OUR RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
     Net Sales and Gross Profit. Our net sales for the six months ended June 30, 2009, decreased $1.3 million or 3.7%, from $36.1 million for the six months ended June 30, 2008, to $34.8 million for the six months ended June 30, 2009. The decrease resulted from lower sales by our foreign subsidiaries of $4 million partially offset by higher U.S. domestic sales of $2.7 million.
     The decrease in international sales is inclusive of a decrease due to foreign currency fluctuations for the period ended June 30, 2009 of approximately $4.7 million. Exclusive of this decrease resulting from foreign currency fluctuations, sales by our foreign subsidiaries increased approximately $700,000 in the first six months of 2009 compared to the first six months of 2008. The increase in international sales resulted from increased sales in the European market which were partially offset by decreased sales in the South America, Asia-Pacific and Middle East markets served by our international operations. DRI does not use currency hedging tools. Each of our foreign subsidiaries primarily conducts business in their respective functional currencies thereby reducing the impact of foreign currency transaction differences. If the U.S. dollar strengthens compared to the foreign currencies converted, it is possible the total sales reported in U.S. dollars could decline.
     The increase in U.S. sales for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 continues a trend we have seen in recent periods which we believe is due to the favorable impact of increased transit funding under SAFETEA-LU and the favorable influence of high fuel prices on transit ridership. We believe the enactment of SAFETEA-LU and the record-high funding increases for transit, in addition to higher fuel prices, have had a favorable impact on our business and have contributed to increased sales opportunities in the U.S. market for many of our products.
     Our gross profit for the six months ended June 30 2009 of $10.4 million, decreased $2.2 million, or 17.1%, from $12.6 million for the six months ended June 30, 2008. As a percentage of sales, our gross profit was 30.0% of our net sales for the six months ended

June 30, 2009 as compared to 34.8% for the six months ended June 30, 2008. The decrease in gross profit was attributed to a decrease in foreign gross profits of $1.6 million and a decrease in U.S. domestic gross profits of $578,000.
     The U.S. gross profit as a percentage of sales for the six months ended June 30, 2009 was 26.8% as compared to 36.1% for the six months ended June 30, 2008. Substantially all of the increase in sales in the U.S. in the first six months of 2009, when compared to the first six months of 2008, resulted from increased sales of electronic destination sign systems and related products, which yield lower margins than other products sold by the Company. Additionally, the following factors contributed to the decrease in U.S. gross profit percentage in the first six months of 2009 as compared to the first six months of 2008: (1) A variation in sales mix whereby we had increased sales of products purchased from third-party vendors which yield lower margins than products produced in-house, (2) A variation in sales mix on multiple deliverable engineered systems projects resulted in lower gross margins in the first six months of 2009. As certain elements of these projects are delivered, gross margins on these projects can vary depending on the product or service delivered. In the first six months of 2009, more deliveries of lower-margin elements such as hardware were completed, resulting in lower than usual margins for these engineered systems projects, and (3) Higher labor absorption costs in the first six months of 2009 resulting from increased sustained engineering work performed on new engineered system products recently introduced into the market. All of these factors contributed to a decreased U.S. gross profit percentage in the first six months of 2009 when compared to the first six months of 2008.
     The international gross profit as a percentage of sales for the six months ended June 30, 2009 was 32.9% as compared to 34.0% for the six months ended June 30, 2008. The decrease in international margins is reflective of a variation in product mix and geographical dispersion of product sales that resulted in lower margins in the first six months of 2009 compared to the first six months of 2008. Additionally, contributing to the lower margins were higher material costs on sales by our international subsidiaries who purchase materials from certain vendors that bill in U.S. dollars rather than local currency. The strengthening of the U.S. dollar compared to other currencies since the first six months of 2008 has resulted in higher material costs on purchases from those vendors in the first six months of 2009. Higher commissions on increased “commissionable” sales to certain OEM’s in Europe and margins on fulfillment of the Dubai orders previously mentioned being lower than margins typically realized on sales of similar products also contributed to lower margins in the first six months of 2009.
     Selling, General and Administrative. Our SG&A expenses for the six months ended June 30, 2009, of $9.6 million, increased $505,000, or 5.5%, from $9.1 million for the six months ended June 30, 2008. This increase is net of a decrease in SG&A expenses due to foreign currency exchange fluctuation of approximately $1.5 million. Exclusive of the decrease due to foreign currency exchange fluctuations, SG&A expenses have increased primarily due to (1) increased personnel-related expenses of approximately $801,000 resulting from an increase in personnel as well as salary and wage increases for current employees throughout the last two quarters of 2008 and the first two quarters of 2009, (2) increased travel expenses of approximately $91,000 and increased promotion, advertising, and business development costs of approximately $78,000, as the Company continues its efforts to market the Company on a global basis, (3) increased amortization of deferred finance costs of approximately $207,000 in connection with new financing arrangements entered into in the third quarter of 2008, (4) increased compensation expense of approximately $128,000 recorded under SFAS 123R as a result of stock options issued in the third quarter of 2008, (5) increased audit, accounting and tax fees of approximately $124,000 resulting primarily from the engagement of outside firms to provide due diligence and audit services in connection with the acquisition of the remaining 50% interest of Mobitec Brazil Ltda and the engagement of an outside firm to provide global tax planning consulting services, (6) increased bad debt expense of approximately $40,000, and (7) increased tax and related expenses of approximately $144,000 resulting from estimated tax liabilities recorded in the second quarter of 2009.
     Research and Development Expenses. Our research and development expenses of $268,000 for the six months ended June 30, 2009, represented a decrease of $256,000, or 48.9%, from $524,000 for the six months ended June 30, 2008. This category of expense includes internal engineering personnel and outside engineering expense for software and hardware development, sustaining product engineering, and new product development. During the six months ended June 30, 2009, salaries and related costs of certain engineering personnel who were used in the development of software met the capitalization criteria of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” The total amount of personnel and other expense capitalized in the six months ended June 30, 2009, of $912,000, increased $246,000, from $654,000 for the six months ended June 30, 2008. In aggregate, research and development expenditures for the six months ended June 30, 2009 were $1.2 million as compared to $1.2 million for the six months ended June 30, 2008.
     Operating Income (Loss). The net change in our operating income for the six months ended June 30, 2009, was a decrease of $2.4 million from net operating income of $2.9 million for the six months ended June 30, 2008, to net operating income of $523,000 for the six months ended June 30, 2009. The decrease in operating income is due to decreased sales and gross profit and increased SG&A expenses partially offset by a decrease in research and development expenses as previously described.

     Other Income (Loss), Foreign Currency Gain (Loss), and Interest Expense. Other income and expense decreased $361,000 from ($428,000) for the six months ended June 30, 2008 to ($789,000) for the six months ended June 30, 2009, due to a decrease of $181,000 in other income, a decrease of $140,000 in foreign currency gain, and an increase of $40,000 in interest expense. The decrease in other income is primarily due to expense recorded in the first six months of 2009 under EITF 07-5 to reflect the increase in value of the outstanding BHC Warrants. In the first six months of 2008, interest expense of $54,000 was recorded to amortize the fair value of a beneficial conversion feature of a debenture that was converted to Common Stock; this resulted in a decrease in interest expense in the first six months of 2009 as compared to the first six months of 2008. This decrease partially offset increased interest expense in the first six months of 2009 as a result of increased borrowings on lines of credit and under new loan agreements.
     Income Tax (Expense) Benefit. Net income tax (expense) benefit was $38,000 for the six months ended June 30 2009, compared to net income tax (expense) benefit of ($888,000) for the six months ended June 30, 2008. The tax expense reported for the six months ended June 30, 2009, is based on our projected annual effective tax rate for fiscal year 2009 and also includes expense recorded to increase the provision for uncertain tax positions in foreign jurisdictions. Our projected annual effective tax rate is sensitive to variations in the estimated and actual level of annual pre-tax income, variations in the tax jurisdictions in which the pre-tax income is recognized, and various discrete income tax expenses that may need to be recorded from time to time. As these variations occur, the effective tax rate and the resulting income tax expense recorded can vary significantly from period to period. The Company’s income tax (expense) benefit for the six months ended June 30, 2009 and June 30, 2008 is primarily driven by income taxes in foreign tax jurisdictions.
     Net Income (Loss) Applicable to Common Shareholders. The net change in net income applicable to common shareholders for the six months ended June 30, 2009, was a decrease of $1.0 million from net income of $1.0 million for the six months ended June 30, 2008, to net loss of ($11,000) for the six months ended June 30, 2009.
Industry and Market Overview
     The Safe, Accountable, Flexible, Efficient, Transportation Equity Act — A Legacy for Users (“SAFETEA-LU”) is the primary program funding the U.S. public surface transit market at the federal level. SAFETEA-LU promotes the development of modern, expanded, intermodal public transit systems nationwide and also designates a wide range of tools, services, and programs intended to increase the capacity of the nation’s mobility systems. SAFETEA-LU guarantees a record level $52.6 billion in funding for public transportation through federal fiscal year 2009, including approximately $10.3 billion to fund federal transit programs in federal fiscal year 2009. Further, the American Recovery and Reinvestment Act of 2009 included $8.4 billion reserved for U.S. public transportation infrastructure projects, of which approximately $6.9 billion is authorized especially for use in our core served market. The Company’s domestic subsidiaries initially saw an increase in customer requests for estimates, quotes and proposals as a direct result of the American Recovery and Reinvestment Act of 2009 funding. The actual rate of conversion of those quotes and proposals into firm orders has been slower than expected and we do not expect to have a clear picture on the likely outcome of this specific order activity until late in 2009. We believe the funding under SAFETEA-LU and the American Recovery and Reinvestment Act of 2009, which constitute record-high funding for transit, led to a favorable and increasing market for most of our products. This was further propelled, in our opinion, by generally increasing ridership on transit systems worldwide.
     According to reports from the American Public Transportation Association (“APTA”), the U.S. House Appropriations Subcommittee on Transportation, Housing and Urban Development and Related Agencies Appropriations marked-up its annual appropriations bill on July 13, 2009. For fiscal year 2010, the bill provides $10.484 billion for federal transit programs, roughly a 1 percent increase over the fiscal year 2009 level, as well as $4 billion for high speed rail. Final House passage is pending and Senate consideration most likely will begin when Congress reconvenes after the August 2009 recess. This legislative action is underway because SAFETEA-LU federal funding authorizing legislation will expire at the end of the present federal fiscal year on September 30, 2009. Extension of the expiring legislation is under active consideration and, according to APTA, is likely to be authorized, although there can be no assurance or guarantee of such.
     New authorizing legislation is being prepared by the U.S. House Committee on Transportation & Infrastructure, which has released its proposal for the next surface transportation authorization bill to replace SAFETEA-LU. The proposal, “A Blueprint for Investment and Reform,” recommends a $450 billion investment in surface transportation programs over a six-year period, including $99.8 billion for public transportation programs which, if enacted, would approximate a 90 percent increase over present SAFETEA-LU levels. The bill recommends an additional $50 billion to create a national high speed rail network. Funding ways and means for the proposed legislation must still be addressed. There can be no assurance that new legislation will materialize and final passage of any form of new legislation is not expected to occur until well into the next federal fiscal year or possibly even beyond. The

Company’s senior management is involved in development of new legislation through active participation in APTA and continues to monitor the development of the new legislation and its potential impact on the Company’s future operating results.
     Though sales by our international subsidiaries remained relatively flat in the first six months of 2009 compared to the first six months of 2008 after giving effect to changes in currency exchange rates, management does not believe this to be a long-term indicator of business opportunities for our international subsidiaries, and we continue to seek opportunities to expand our presence internationally, both in current served markets and in new markets around the globe. In the past three fiscal quarters, our international operations have seen some customer procurement plan revisions, including rescheduling of delivery dates and some scale-back that we believe may partially have been related to the economic slowdown in certain international market sectors, but we have not detected any significant impact on our operating plans for 2009 as a direct result of present global economic issues. Though we can give no assurances that our business will not ultimately be impacted by such issues in the future, we believe long-term market drivers for the global transit industry, which include traffic grid-lock, high fuel prices, environmental issues, economic issues and the need to provide safe and secure transportation systems, suggest a favorable trend and environment for DRI and we remain optimistic about the Company’s prospects in the international transit and transportation markets.
OUR LIQUIDITY AND CAPITAL RESOURCES
Cash Flows for the Six Months Ended June 30, 2009 and 2008
     Our operating activities provided (used) net cash of ($932,000) and $270,000 for the six months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009, cash used in operating activities primarily resulted from an increase in accounts receivable of $5.3 million due mostly to a significant increase in sales in the second quarter, an increase in inventories of $1.4 million to meet the demands of our increased backlog, an increase in prepaids and other current assets of $317,000, an increase in other receivables of $227,000, an increase in other assets of $21,000, a decrease in accrued expenses of $42,000, and a decrease in the foreign tax settlement of $134,000. Sources of cash from operations primarily resulted from an increase in accounts payable of $5.3 million, consistent with the increase in inventories. Non-cash expense items totaling $1.4 million were primarily related to depreciation and amortization, stock-based compensation expense, loan termination fees, inventory obsolescence charges, and a change in the fair value of the warrant liability.
     Our investing activities used cash of $986,000 and $888,000 for the six months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, the primary uses of cash were for expenditures relating to internally developed software and purchases of computer, test, and office equipment. We do not anticipate any significant change in expenditures for or sales of capital equipment in the near future.
     Our financing activities provided net cash of $1.7 million and $1.4 million for the six months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009, our primary sources of cash were from borrowings under new loan agreements and asset-based lending agreements for both our U.S. and our foreign subsidiaries. Our primary uses of cash for financing activities were payment of dividends and repayment of borrowings under the asset-based lending agreements.
Significant Financing Arrangements
     The Company’s primary source of liquidity and capital resources has been from financing activities. The Company has agreements with lenders under which revolving lines of credit have been established to support the working capital needs of our current operations. These lines of credit are as follows:
•	Our wholly-owned subsidiaries Digital Recorders, Inc. and TwinVision of North America, Inc. (collectively, the “Borrowers”) have in place a three-year, asset-based lending agreement (the “PNC Agreement”) with PNC Bank, National Association (“PNC”). DRI has agreed to guarantee the obligations of the Borrowers under the PNC Agreement. The PNC Agreement provides up to $8.0 million in borrowings under a revolving credit facility and is secured by substantially all tangible and intangible U.S. assets of the Company. Borrowing availability under the PNC Agreement is based upon an advance rate equal to 85% of eligible accounts receivable of the Borrowers plus 75% of eligible foreign receivables of the Borrowers, limited to the lesser of $2.5 million or the amount of coverage under acceptable credit insurance policies of the Borrowers, plus 85% of the appraised net orderly liquidation value of inventory of the Borrowers, limited to $750,000. The PNC Agreement provides for one of two possible interest rates on borrowings: (1) an interest rate based on the rate (the “Eurodollar Rate”) at which U.S. dollar deposits are offered by leading banks in the London interbank deposit market (a “Eurodollar Rate Loan”) or (2) interest at a rate (the “Domestic Rate”) based on either (a) the base commercial lending rate of PNC, or (b) the open rate for federal funds transactions among members of the Federal Reserve System, as determined by PNC (a “Domestic Rate Loan”). The actual annual interest rate for borrowings under the PNC Agreement is (a) the Eurodollar Rate plus 3.25% for a Eurodollar Rate Loan and (b) the Domestic Rate plus 1.75% for Domestic Rate Loans. Interest is calculated on the principal amount of borrowings outstanding, subject to a minimum principal amount of $3.5 million. The PNC Agreement contains certain covenants and provisions with which we and the Borrowers must comply on a quarterly basis. We were in compliance with all covenants of the PNC Agreement at June 30, 2009. At June 30, 2009, the outstanding principal balance on the revolving credit facility was approximately $3.4 million and remaining borrowing availability under the revolving credit facility was approximately $2.8 million.

•	Mobitec AB, the Company’s wholly-owned Swedish subsidiary, has credit facilities in place under agreements with Svenska Handelsbanken AB (“Handelsbanken”) pursuant to which it may currently borrow up to a maximum of 27.5 million krona, or approximately US$3.5 million (based on exchange rates at June 30, 2009). At June 30, 2009, borrowings due and outstanding under these credit facilities totaled 3.8 million krona (approximately US$1.3 million, based on exchange rates at June 30, 2009). Additional borrowing availability under these agreements at June 30, 2009 amounted to approximately US$2.2 million. These credit agreements renew annually on a calendar-year basis.

•	Mobitec GmbH, the Company’s wholly-owned subsidiary in Germany, has a credit facility in place under an agreement with Handelsbanken pursuant to which it may currently borrow up to a maximum of approximately 1.4 million Euro (approximately US$2.0 million, based on exchange rates at June 30, 2009). At June 30, 2009, borrowings due and outstanding under this credit facility totaled 706,000 Euro (approximately US$991,000, based on exchange rates at June 30, 2009). Additional borrowing availability under this credit facility at June 30, 2009 amounted to approximately US$1.0 million. The agreement under which this credit facility is extended has an open-ended term.
     Pursuant to terms of a Purchase Agreement to acquire the remaining 50% interest of Mobitec Brazil Ltda (see Note 14 to the accompanying consolidated financial statements), as part of the Consideration for this acquisition, Mobitec EP must pay $1 million to the Sellers on or before October 12, 2009. The Company plans to borrow funds on its domestic line of credit under the PNC Agreement to make this payment to the Sellers.
     The PNC Agreement and the BHC Agreement contain certain covenants with which we and our subsidiaries must comply. As of June 30, 2009, we have complied with all covenants of the PNC Agreement and BHC Agreement. Among the covenants contained in the PNC Agreement and BHC Agreement are requirements we maintain certain minimum EBITDA levels as of the end of each fiscal quarter for the twelve-month period then ending and that we and our domestic subsidiaries maintain certain leverage ratios as of the end of each fiscal quarter for the twelve-month period then ending. On March 26, 2009, the PNC Agreement and BHC Agreement were each amended to revise the minimum EBITDA and leverage ratios required to be maintained as of the end of each of the fiscal quarters ending March 31, 2009, June 30, 2009 and September 30, 2009 as set forth below.

Fiscal Quarter Ending:	EBITDA:	Leverage Ratio:
March 31, 2009	$3,000,000	5.70 to 1.0
June 30, 2009	$2,500,000	6.25 to 1.0
September 30, 2009	$4,000,000	4.55 to 1.0
     All other terms and provisions of the PNC Agreement and BHC Agreement remained unchanged and in effect. We believe we will be able to comply with the covenants of the PNC Agreement and BHC Agreement as amended.
     On March 26, 2009, the Company also entered into a First Amendment to Warrant with BHC (the “Warrant Amendment”) to amend the terms of the Warrant, dated June 30, 2008, between the Company and BHC (the “Warrant”).
     The Warrant Amendment modifies paragraph (A) of the Warrant by granting BHC the right to purchase from the Company, at any time on or after the date of the Warrant and before 5:00 p.m. (New York time) on June 30, 2013, (i) 200,000 fully paid and non-assessable shares of the Company’s Common Stock (the “A Common Stock”) at a price of $1.00 per share (the “A Exercise Price”), and (ii) 150,000 fully paid and non-assessable shares of the Company’s Common Stock (the “B Common Stock”) at a price of $2.99 per share (the “B Exercise Price”). The Warrant Amendment essentially reduces the exercise price of 200,000 shares, denominated the A Common Stock under the Warrant Amendment, by $1.99 per share—i.e., from an exercise price of $2.99 under the BHC Agreement to an exercise price of $1.00 under the Warrant Amendment.
     The Warrant Amendment also modifies Section 1.1 of the Warrant by requiring that BHC’s notice of election to exercise the Warrant specify whether BHC is purchasing A Common Stock or B Common Stock.
     All other terms and conditions of the Warrant remained the same.

Management Conclusion
     We believe our domestic financing arrangements and the cash flows generated by our domestic operations will provide sufficient capital resources to support the working capital and capital expenditure requirements of our domestic operations for the remainder of 2009, including the $1 million payment required under the Purchase Agreement to acquire the remaining 50% interest in Mobitec Brazil Ltda. Expected revenue growth in our international markets during the remainder of 2009 and increased production efforts to meet such growth may require us to seek additional financing to support the working capital and capital expenditure needs of our international operations during the remainder of 2009. If additional financing is required, we believe we will be able to obtain financing on commercially reasonable terms, though we can give no assurance of such.
Impact of Inflation
     We believe that inflation has not had a material impact on our results of operations for the six months ended June 30, 2009 and 2008. However, there can be no assurance that future inflation would not have an adverse impact upon our future operating results and financial condition.
FORWARD-LOOKING STATEMENTS
     “Forward-looking” statements appear throughout this Quarterly Report. We have based these forward-looking statements on our current expectations and projections about future events. It is important to note our actual results could differ materially from those contemplated in our forward-looking statements as a result of various factors, including those described in Part I, Item 1A, “Risk Factors” in our 2008 Annual Report, Part II, Item 1A of this Quarterly Report as well as all other cautionary language contained elsewhere in this Quarterly Report, most particularly in Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operation. In some cases, readers can identify forward-looking statements by the use of words such as “believe”, “anticipate”, “expect”, “opinion”, and similar expressions. Readers should be aware that the occurrence of the events described in these considerations and elsewhere in this Quarterly Report could have an adverse effect on the business, results of operations or financial condition of the entity affected.
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

ITEM 4T. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of June 30, 2009, the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
     The following material weaknesses were identified in our internal control over financial reporting as of December 31, 2008 and are still outstanding as of June 30, 2009.
     Material Weakness — Mobitec Brazil Ltda. We identified several deficiencies in the design and effectiveness of internal control over financial reporting at Mobitec Brazil Ltda that, when considered in combination, indicate a material weakness. The control deficiencies identified resulted from inadequate implementation of formal policies and procedures and, where control processes have been implemented, inadequate documentation to provide evidence that such processes are operating effectively. Control deficiencies were identified in the following areas: inventory management, revenue recognition, accounts receivable, accounts payable, billing, order entry, purchasing, financial reporting, and information technology (“IT”). Although these control deficiencies have been identified, management believes it has performed adequate evaluation and analysis of financial information reported by Mobitec Brazil Ltda to provide reasonable assurance there are no material misstatements in the accompanying consolidated financial statements.
     Efforts to remediate the internal control deficiencies identified at Mobitec Brazil Ltda are in process. Remediation efforts will require implementation of formal policies and procedures which will include the necessary level of documentation to ensure internal controls are designed and operating effectively at all times. Management plans to complete remediation as soon as possible during 2009. However, management anticipates that these remediation efforts will be ongoing throughout the remainder of 2009 and may not be completed by the end of the year. While remediation efforts are in process and until such time as remediation is complete, management will continue to perform the evaluations and analyses we believe adequate to provide reasonable assurance there are no material misstatements of our financial statements.
     Material Weakness — Revenue Recognition. During our 2008 year-end audit, management identified a material weakness in internal controls related to revenue recognition. The Company has entered into contracts that contain multiple elements and deliverables, some of which are potentially contingent on each other. Revenue recognition in these types of contracts can be complicated and require thorough evaluation and documentation to ensure revenue is properly accounted for in accordance with GAAP. During our year-end closing process and related audit, it was determined that adequate evaluation and documentation of certain of these transactions had not occurred and, as a result, errors in our recognition of revenue during the year had occurred. Efforts to remediate the material weakness related to revenue recognition are detailed below in “Changes in Internal Control over Financial Reporting.”
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
     Though these changes in internal control over financial reporting have occurred in the first and second quarter of 2009, the reason the Company’s disclosure controls and procedures regarding revenue recognition are not effective as of June 30, 2009 is that the changes in internal control over financial reporting described above have not functioned for a sufficient period of time to consider them remediated.
     Except as noted above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The Company, in the normal course of its operations, is involved in legal actions incidental to the business. In management’s opinion, the ultimate resolution of these matters will not have a material adverse effect upon the current financial position of the Company or future results of operations.
ITEM 1A. RISK FACTORS
     The following risk factors supplement and/or update the risk factors the Company previously disclosed under Part I, Item 1A of the Company’s 2008 Annual Report on Form 10-K, filed with the SEC on March 31, 2009.
     Risks Related to Indebtedness, Financial Condition and Results of Operations
     Our substantial debt could adversely affect our financial position, operations and ability to grow. As of June 30, 2009, we had total debt of approximately $12.1 million. Included in this debt is $5.6 million under our domestic and European revolving credit facilities, a $194,000 loan due on March 31, 2010, a $5.0 million term loan due June 30, 2011, a $436,000 loan due on June 30, 2011, a loan of $94,000 due on October 13, 2009, a loan of $95,000 due on May 14, 2010, and loans of $589,000 with 180-day terms. Our domestic revolving credit facility had an outstanding balance of $3.3 million as of June 30, 2009. Our European revolving credit facilities have outstanding balances of $1.3 million as of June 30, 2009 under agreements with a Swedish bank with expiration dates of December 31, 2009 and an outstanding balance of $1.0 million as of June 30, 2009 under an agreement with a German bank with an open-ended term. Our substantial indebtedness could have adverse consequences in the future, including without limitation:
•	we could be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, which would reduce amounts available for working capital, capital expenditures, research and development and other general corporate purposes;

•	our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate could be limited;

•	we may be more vulnerable to general adverse economic and industry conditions;

•	we may be at a disadvantage compared to our competitors that may have less debt than we do;

•	it may be more difficult for us to obtain additional financing that may be necessary in connection with our business;

•	it may be more difficult for us to implement our business and growth strategies;

•	we may have to pay higher interest rates on future borrowings. and

•	we may not comply with financial loan covenants, which could require us to incur additional expenses to obtain waivers from lenders or could restrict the availability of financing we can obtain to support our working capital requirements.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Pursuant to terms of an equity-based stock compensation plan approved by the Company’s shareholders, members of the Board of Directors and certain key executive managers of the Company may elect to be partially compensated in the form of Common Stock in lieu of cash compensation. Participation in the plan is available on a voluntary basis. The number of shares payable under this plan is determined by dividing the cash value of stock compensation by the higher of (1) the actual closing price on the last trading day of each month, or (2) the book value per share of the Company on the last day of each month. Fractional shares are rounded up to the next full share amount. During the three months ended June 30, 2009, the Company issued 25,306 shares of Common Stock to fourteen individuals under this plan at an average price of $0.98 per share in lieu of approximately $24,850 in cash compensation. Section 16 reports filed with the SEC include the actual prices at which shares were issued to each individual.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS
The annual meeting of shareholders was held June 2, 2009, at which matters were voted on as follows:
     (1) To elect seven directors to serve until the annual meeting of shareholders in 2010:

		Against or
	Votes for	Witheld
Huelon Andrew Harrison	10,553,052	1,230,657
John D. Higgins	10,436,614	1,347,095
C. James Meese Jr.	10,438,365	1,345,344
Stephanie L. Pinson	10,503,764	1,279,945
John K. Pirotte	10,487,653	1,296,056
Juliann Tenney	10,554,803	1,228,906
David L. Turney	10,472,463	1,311,246
     (2) To ratify the selection of independent auditors for fiscal year 2009:

For	11,602,503
Against	51,900
Abstain	129,306

ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
     The following documents are filed herewith or have been included as exhibits to previous filings with the SEC and are incorporated herein by this reference:

Exhibit No.	Document
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference from the Company’s Registration Statement on Form S-3, filed with the SEC on December 23, 2003)

3.2	Articles of Amendment to Articles of Incorporation of the Company containing Certificate of Designation of Series E Redeemable Nonvoting Convertible Stock (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on November 12, 2003)

3.3	Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series F Convertible Preferred Stock (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on April 14, 2004)

3.4	Articles of Amendment to the Articles of Incorporation of the Company containing Series AAA Preferred Stock Change in Quarterly Dividend Accrual and Conversion Price (incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2004)

3.5	Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series G Redeemable Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed on June 28, 2005)

3.6	Articles of Correction of Articles of Amendment to the Articles of Incorporation of the Company containing a correction to an error in the Amended Certificate of Designation of Series G Redeemable Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2005)

3.7	Articles of Amendment to the Articles of Incorporation of the Company containing an amendment to eliminate a staggered election of Board members (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2005)

3.8	Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series H Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed on November 4, 2005)

3.9	Articles of Amendment to Articles of Incorporation of the Company containing Certificate of Designation of Series I Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)

3.10	Amended and Restated Bylaws of the Company (incorporated herein by reference from the Company’s Registration Statement on Form SB-2)

3.11	Amendment to Amended and Restated Bylaws of the Company (incorporated herein by reference from the Company’s Proxy Statement for the Annual Meeting of Shareholders for fiscal year 2000, filed with the SEC on June 6, 2001)

3.12	Amended and Restated Bylaws of the Company (incorporated herein by reference to the Company’s Report on Form 8-K filed on September 18, 2006)

3.13	Amendment No. 1 to the Company’s Certificate of Designation with respect to its Series D Junior Participating Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on September 28, 2006)

Exhibit No.	Document
3.14	Amendment to Bylaws of DRI Corporation, dated as of September 12, 2007 (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on September 14, 2007)

4.5	Rights Agreement, dated as of September 22, 2006, between the Company and American Stock Transfer & Trust Company, as Rights Agent, together with the following exhibits thereto: Exhibit A — Certificate of Designation of Series D Junior Participating Preferred Stock of Digital Recorders, Inc. and the Amendment to Certificate of Designation of Series D Junior Participating Preferred Stock of Digital Recorders, Inc.; Exhibit B — Form of Right Certificate; and Exhibit C — Summary of Rights to Purchase Shares (incorporated herein by reference to the Company’s Registration Statement on Form 8-A filed with the SEC on October 2, 2006)

4.6	Omnibus Amendment dated as of January 10, 2007, effective December 31, 2006, by and among the Company, TwinVision of North America, Inc., Digital Audio Corporation, Robinson-Turney International, Inc., and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s report on Form 8-K filed with the SEC on January 16, 2007)

4.7	Amended and Restated Secured Term Note dated as of January 10, 2007, effective December 31, 2006, by and between the Company, TwinVision of North America, Inc., Digital Audio Corporation, Robinson-Turney International, Inc., and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on January 16, 2007)

4.8	Second Amended and Restated Registration Rights Agreement dated as of January 10, 2007, effective December 31, 2006, by and between the Company and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on January 16, 2007)

4.9	Certificate of Designation of Series J Convertible Preferred Stock of Digital Recorders, Inc. (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2007)

4.10	Warrant, dated as of June 30, 2008, issued by DRI Corporation to BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s Report on Form 8-K/A filed with the SEC on August 14, 2008)

10.1	Secured Non-Convertible Revolving Note between the Company and Laurus Master Fund, Ltd., dated March 15, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.2	Security Agreement (with Schedules) between the Company and Laurus Master Fund, Ltd. dated March 15, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.3	Grant of Security Interest in Patents and Trademarks (with Schedules) between the Company and Laurus Master Fund, Ltd., dated March 15, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.4	Stock Pledge Agreement (with Schedules) between the Company and Laurus Master Fund, Ltd., dated March 15, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.5	Registration Rights Agreement between the Company and Laurus Master Fund, Ltd., dated March 15, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.6	Common Stock Purchase Warrant between the Company and Laurus Master Fund, Ltd., dated March 15, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

Exhibit No.	Document
10.7	Share Purchase Agreement between the Company and Transit Vehicle Technology Investments, Inc., dated March 21, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)

10.8	Stock Purchase Warrant between the Company and Transit Vehicle Technology Investments, Inc., dated March 21, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)

10.9	Registration Rights Agreement between the Company and Transit Vehicle Technology Investments, Inc., dated March 21, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)

10.10	Securities Purchase Agreement dated as of April 28, 2006, by and between Digital Recorders, Inc., TwinVision of North America, Inc., Digital Audio Corporation, and Robinson-Turney International, Inc., and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)

10.11	Secured Term Note by Digital Recorders, Inc., TwinVision of North America, Inc., Digital Audio Corporation, and Robinson-Turney International, Inc., issued to Laurus Master Fund, Ltd., in the original principal amount of $1,600,000 (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)

10.12	Common Stock Purchase Warrant issued by the Company to Laurus Master Fund, Ltd., dated as of April 28, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)

10.13	Amended and Restated Registration Rights Agreement dated as of April 28, 2006, by and between Digital Recorders, Inc. and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)

10.14	Share Purchase Agreement, dated as of April 30, 2007, entered into by and among Dolphin Direct Equity Partners, LP, Digital Audio Corporation and Digital Recorders, Inc. (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 2007)

10.15	Waiver and Consent, dated as of April 30, 2007, entered into by and between Digital Recorders, Inc., TwinVision of North America, Inc., Digital Audio Corporation, Robinson-Turney International, Inc. and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 2007)

10.16	Form of Share Purchase Agreement, dated June 11, 2007, between Digital Recorders, Inc. and buyer of Series J Convertible Preferred Stock of Digital Recorders, Inc. with Schedule of Differences (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2007)

10.17	Form of Registration Rights Agreement, dated June 11, 2007, between Digital Recorders, Inc. and holder of Series J Convertible Preferred Stock of Digital Recorders, Inc. (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2007)

10.18	Promissory Note, dated April 30, 2007, by Dolphin Direct Equity Partners, LP issued to Digital Recorders, Inc. in the principal sum of $285,000 (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2007)

10.19	Executive Employment Agreement, effective July 1, 2007, by and between Mobitec GmbH and Mobitec AB and Oliver Wels (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 2008)

10.20	Extension Agreement, dated as of April 30, 2008 by and between DRI Corporation and Digital Audio Corporation. (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 6, 2008)

Exhibit No.	Document
10.20.1	Second Extension Agreement, dated as of April 30, 2009, by and between DRI Corporation and Digital Audio Corporation (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on May 6, 2009)

10.20.1	Second Extension Agreement, dated as of April 30, 2009, by and between DRI Corporation and Digital Audio Corporation (incorporated herein by reference to the Company’s current report on Form 8-K filed with the SEC on May 6, 2009)

10.21	Agreement, dated as of June 30, 2008, by and between DRI Corporation and John D. Higgins (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.22	Revolving Credit and Security Agreement, dated as of June 30, 2008, by and among, PNC Bank, National Association, and Digital Recorders, Inc., TwinVision of North America, Inc. and DRI Corporation (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.22.1	Amendment No. 2 to Revolving Credit and Security Agreement, dated as of September 29, 2008, by and between, PNC Bank, National Association, and Digital Recorders, Inc., TwinVision of North America, Inc. and DRI Corporation (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended September 30, 2008)

10.22.2	Amendment No. 4 to Revolving Credit and Security Agreement, dated as of July 30, 2009, by and between Digital Recorders, Inc., TwinVision of North America, Inc., DRI Corporation, the financial institutions party thereto and PNC Bank, National Association (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on August 5, 2009)

10.23	Revolving Credit Note, dated as of June 30, 2008, issued by Digital Recorders, Inc., TwinVision of North America, Inc. and DRI Corporation to PNC Bank, National Association (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.24	Loan and Security Agreement, dated as of June 30, 2008, by and among Digital Recorders, Inc., TwinVision of North America, Inc. and DRI Corporation, and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.24.1	First Amendment to the Loan and Security Agreement, dated as of July 30, 2008, by and among Digital Recorders, Inc., TwinVision of North America, Inc. and DRI Corporation, and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.24.2	Letter Agreement, dated as of July 21, 2009, by and among DRI Corporation, Digital Recorders, Inc., TwinVision of North America, Inc. and BHC Interim Funding III, L.P. (filed herewith)

10.24.3	Letter of Amendment to Letter Agreement, dated as of July 31, 2009, by and among Digital Recorders, Inc. and TwinVision of North America, Inc., as Borrowers, DRI Corporation, as Guarantor, and BHC Interim Funding III, L.P., as Lender (filed herewith)

10.25	Senior Secured Term Note, dated as of June 30, 2008, issued by Digital Recorders, Inc. and TwinVision of North America, Inc. to BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.26	Continuing Unconditional Guaranty, dated as of June 30, 2008, granted by DRI Corporation in favor of BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.27	Stock Pledge Agreement, dated as of June 30, 2008, by and between DRI Corporation and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

Exhibit No.	Document
10.28	Trademark Security Agreement, dated as of June 30, 2008, by and between DRI Corporation and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.29	Trademark Security Agreement, dated as of June 30, 2008, by and between Digital Recorders, Inc. and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.30	Trademark Security Agreement, dated as of June 30, 2008, by and between TwinVision of North America, Inc. and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.31	Copyright Security Agreement, dated as of June 30, 2008, by and between Digital Recorders, Inc. and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.32	Copyright Security Agreement, dated as of June 30, 2008, by and between TwinVision of North America, Inc. and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.33	Patent Security Agreement, dated as of June 30, 2008, by and between Digital Recorders, Inc. and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.34	Undertaking Concerning Loan Payment for purposes other than personal consumption, by and between Handelsbanken and Mobitec AB (English translation) (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.35	Instrument for Debt A — Loan for purposes other than personal consumption, by and between Handelsbanken and Mobitec AB (English translation) (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.36	Factoring Agreement by and between Handelsbanken and Mobitec AB (English translation) (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.37	EURO Short Term Loan Facility by and between Handelsbanken and Mobitec GmbH (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.38	EURO Short Term Loan Facility by and between Handelsbanken and Mobitec GmbH, dated as of June 25, 2009 (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on July 1, 2009)

10.39	Undertaking Concerning Loan Payment for purposes other than personal consumption, dated June 16, 2009, by and between Handelsbanken and Mobitec AB (English translation) (filed herewith)

10.40	Undertaking Concerning Loan Payment for purposes other than personal consumption, dated June 16, 2009, by and between Handelsbanken and Mobitec AB (English translation) (filed herewith)

10.41	General Pledging, dated June 16, 2009, by and between Handelsbanken and Mobitec AB (English translation) (filed herewith)

10.42	Contract A Supplementary Overdraft Facility for purposes other than personal consumption, dated June 16, 2009, by and between Handelsbanken and Mobitec AB (English translation) (filed herewith)

10.43	Quota Purchase Agreement, dated as of July 22, 2009, by and among Mobitec AB, Mobitec Empreendimientos e Participações Ltda., Mobitec Brasil Ltda, Roberto Juventino Demore, Lorena Giusti Demore, and JADI Itinerários Eletrônicos Ltda (Confidential treatment requested for specific portions thereof) (filed herewith)

Exhibit No.	Document
10.44	Promissory Note, dated July 22, 2009, by Mobitec Empreendimientos e Participações Ltda., as Maker, and Mobitec AB, as Guarantor, issued to Roberto Juventino Demore and Lorena Giusti Demore, in the principal amount of $1,000,000 (English translation) (Confidential treatment requested for specific portions thereof) (filed herewith)

10.45	Promissory Note, dated July 22, 2009, by Mobitec AB issued to Roberto Juventino Demore and Lorena Giusti Demore, in the principal amount of $1,950,000 (Confidential treatment requested for specific portions thereof) (filed herewith)

10.46	Third amendment to Loan and Security Agreement, dated as of August 7, 2009, by and among Digital Recorders, Inc. and TwinVision of North America, Inc., as Borrowers, DRI Corporation, as Guarantor, and BHC Interim Funding III, L.P., as Lender (filed herewith)

31.1	Section 302 Certification of David L. Turney (filed herewith)

31.2	Section 302 Certification of Stephen P. Slay (filed herewith)

32.1	Section 906 Certification of David L. Turney (filed herewith)

32.2	Section 906 Certification of Stephen P. Slay (filed herewith)

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
DRI CORPORATION

Signature:	/s/ Stephen P. Slay
By:	Stephen P. Slay
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	August 13, 2009