Form 10-Q
period 2009-09-30
DRI CORP
filed 2009-11-16
CIK 853695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☑
     Indicate the number of shares outstanding of the registrant’s Common Stock as of October 31, 2009:

Common Stock, par value $.10 per share	11,734,073
(Class of Common Stock)	Number of Shares

DRI CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
DRI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share amounts)

	September 30, 2009	December 31, 2008
	(Unaudited)	(Note 1)
ASSETS
Current Assets
Cash and cash equivalents	$1,552	$598
Trade accounts receivable, net	17,394	12,403
Current portion of note receivable	86	86
Other receivables	1,560	431
Inventories	13,477	10,662
Prepaids and other current assets	877	427

Total current assets	34,946	24,607

Property and equipment, net	4,705	3,607
Long-term portion of note receivable	172	172
Goodwill	10,041	9,034
Intangible assets, net	773	790
Deferred tax assets, net	—	94
Other assets	984	1,157

Total assets	$51,621	$39,461

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Lines of credit	$4,336	$3,743
Loans payable	1,642	719
Current portion of long-term debt	751	193
Current portion of foreign tax settlement	467	386
Accounts payable	12,179	5,347
Accrued expenses and other current liabilities	5,584	4,359
Preferred stock dividends payable	16	16

Total current liabilities	24,975	14,763

Long-term debt and capital leases, net	6,860	5,149

Foreign tax settlement, long-term	213	528

Deferred tax liabilities, net	56	137

Liability for uncertain tax positions	333	300

Commitments and contingencies (Notes 6 and 7)

Shareholders’ Equity and Noncontrolling Interests
Series E Redeemable, Nonvoting, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 500 shares authorized; 80 shares issued and outstanding at September 30, 2009, and December 31, 2008; redeemable at the discretion of the Company at any time.	337	337
Series G Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 600 shares authorized; 471 and 444 shares issued and outstanding at September 30, 2009, and December 31, 2008, respectively; redeemable at the discretion of the Company after five years from date of issuance.	2,073	1,938
Series H Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 600 shares authorized; 68 and 64 shares issued and outstanding at September 30, 2009, and December 31, 2008, respectively; redeemable at the discretion of the Company after five years from date of issuance.	292	272
Series J Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 250 shares authorized; 90 shares issued and outstanding at September 30, 2009, and December 31, 2008; redeemable at the discretion of the Company at any time.	388	388
Series AAA Redeemable, Nonvoting, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 20,000 shares authorized; 166 shares issued and outstanding at September 30, 2009, and December 31, 2008; redeemable at the discretion of the Company at any time.	830	830
Common stock, $.10 par value, 25,000,000 shares authorized; 11,534,993 and 11,466,606 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively.	1,154	1,147
Additional paid-in capital	29,985	32,706
Accumulated other comprehensive income — foreign currency translation	2,726	512
Accumulated deficit	(19,003)	(20,398)

Total DRI shareholders’ equity	18,782	17,732

Noncontrolling interests
Noncontrolling interest — Mobitec Brazil Ltda.	—	596
Noncontrolling interest — Castmaster Mobitec India Private Limited	402	256

Total noncontrolling interests	402	852

Total shareholders’ equity	19,184	18,584

Total liabilities and shareholders’ equity	$51,621	$39,461

See accompanying notes to unaudited consolidated financial statements.

DRI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(In thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales	$21,606	$18,794	$56,385	$54,922
Cost of sales	14,401	12,294	38,761	35,847

Gross profit	7,205	6,500	17,624	19,075

Operating expenses
Selling, general and administrative	5,000	4,798	14,628	13,921
Research and development	160	199	428	723

Total operating expenses	5,160	4,997	15,056	14,644

Operating income	2,045	1,503	2,568	4,431

Other income (loss)	(8)	61	(120)	130
Foreign currency gain (loss)	(343)	125	(319)	289
Interest expense	(358)	(390)	(1,059)	(1,051)

Total other income and expense	(709)	(204)	(1,498)	(632)

Income before income tax expense	1,336	1,299	1,070	3,799

Income tax expense	(212)	(291)	(174)	(1,179)

Net income	1,124	1,008	896	2,620

Net (income) loss attributable to noncontrolling interests	(164)	(269)	207	(700)

Net income attributable to DRI	960	739	1,103	1,920

Provision for preferred stock dividends	(80)	(77)	(234)	(226)

Net income applicable to common shareholders	$880	$662	$869	$1,694

Net income per share applicable to common shareholders
Basic	$0.08	$0.06	$0.08	$0.15

Diluted	$0.07	$0.06	$0.08	$0.15

Weighted average number of common shares and common share equivalents outstanding
Basic	11,522,979	11,453,588	11,498,333	11,290,217

Diluted	13,395,830	13,052,316	11,566,882	12,885,628

See accompanying notes to unaudited consolidated financial statements.

DRI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 and 2008

(In thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities
Net income	$896	$2,620
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	7	—
Change in liability for uncertain tax positions	(29)	297
Depreciation and amortization of property and equipment	750	721
Amortization of intangible assets	87	118
Amortization of deferred financing costs	346	231
Amortization of debt discount	83	143
Amortization of beneficial conversion feature	—	54
Change in fair value of warrant liability	110	—
Loan termination fee accrual	184	—
Bad debt expense	107	100
Stock issued in lieu of cash compensation	74	64
Stock-based compensation expense	269	111
Write-down of inventory for obsolescence	133	81
Loss on sale of fixed assets	14	4
Other, primarily effect of foreign currency (gain) loss	291	(347)
Changes in operating assets and liabilities
Increase in trade accounts receivable	(3,782)	(2,944)
Increase in other receivables	(960)	(52)
Increase in inventories	(1,962)	(2,686)
Increase in prepaids and other current assets	(410)	(478)
(Increase) decrease in other assets	(35)	4
Increase in accounts payable	5,991	1,567
Increase in accrued expenses	869	1,925
Decrease in foreign tax settlement	(449)	(263)

Net cash provided by operating activities	2,584	1,270

Cash flows from investing activities
Proceeds from sale of fixed assets	3	5
Purchases of property and equipment	(111)	(390)
Investments in software development	(1,495)	(1,075)

Net cash used in investing activities	(1,603)	(1,460)

Cash flows from financing activities
Proceeds from bank borrowings and lines of credit	59,676	68,641
Principal payments on bank borrowings and lines of credit	(59,799)	(65,702)
Issuance of common stock	—	3
Payments related to new debt financing	—	(1,193)
Payment of dividends on Preferred stock	(79)	(83)
Payment of dividends to noncontrolling interests	—	(184)

Net cash provided by (used in) financing activities	(202)	1,482

Effect of exchange rate changes on cash and cash equivalents	175	(84)

Net increase in cash and cash equivalents	954	1,208

Cash and cash equivalents at beginning of period	598	729

Cash and cash equivalents at end of period	$1,552	$1,937

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Supplemental disclosures of non-cash investing and financing activities:

Fair value of warrants issued in connection with new term loan	$—	$333

Preferred stock dividends	$155	$145

Purchase of equipment under capital lease obligation	$27	$21

Conversion of convertible subordinated debenture	$—	$250

Amortization of convertible subordinated debenture beneficial conversion feature	$—	$54

Conversion of preferred stock to common stock	$—	$55

Increase in fair value of warrants due to modification	$67	$—

Acquisition of noncontrolling interest under short and long-term debt obligations	$2,950	$—

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
(1) BASIS OF PRESENTATION AND DISCLOSURE
     The unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. Dividends paid by our subsidiaries to noncontrolling interests previously presented as other income (loss) for the nine months ended September, 2008 have been reclassified to net (income) loss attributable to noncontrolling interest in the accompanying consolidated statement of operations for those periods to conform to the presentation used in the consolidated statement of operations for the nine months ended September 30, 2009. These reclassifications have no effect on net income or shareholders’ equity as previously presented. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments and information (consisting only of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods presented.
     The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full fiscal year.
Product Warranties
     The Company provides a limited warranty for its products, generally for a period of one to five years. The Company’s standard warranties require the Company to repair or replace defective products during such warranty periods at no cost to the customer. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product sales are recognized. Factors that affect the Company’s warranty liability include such things as the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The following table summarizes product warranty activity during the nine months ended September 30, 2009 and 2008.

	Nine Months ended September 30,
	2009	2008
	(In thousands)
Balance at beginning of period	$495	$491
Additions charged to costs and expenses	173	119
Deductions	(155)	(137)
Foreign exchange translation (gain) loss	67	(21)

Balance at end of period	$580	$452

Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Topic 105, “Generally Accepted Accounting Principles”, (formerly referred to as SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). ASC Topic 105 establishes the ASC as the source of authoritative principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC Topic 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC Topic 105 did not have a material impact on our consolidated financial statements for the three and nine months ended September 30, 2009.
     On February 12, 2008, the FASB issued ASC Topic 820-10-15, “Fair Value Measurements and Disclosures”, (formerly referred to as FASB Staff Position (“FSP”) No. FAS 157-2, “Effective date of FASB Statement No. 157”), which delayed the effective date of ASC Topic 820-10, (formerly referred to as SFAS No. 157), for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until 2009. The Company adopted the provisions of ASC Topic 820-10 for nonfinancial assets and nonfinancial liabilities effective January 1, 2009. The adoption of ASC Topic 820-10 with respect to nonfinancial assets and nonfinancial liabilities did not have a significant impact on our results of operations or financial condition.
     In December 2007, the FASB issued ASC Topic 805-10, “Business Combinations”, (formerly referred to as SFAS No. 141(R)). ASC Topic 805-10 retains the underlying concepts of prior guidance in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting; but ASC Topic 805-10 changed the method of applying the acquisition method in a number of significant aspects. ASC Topic 805-10 requires companies to recognize, with certain exception, 100% of the fair value of the assets acquired, liabilities assumed and non-controlling interest in acquisitions of less than 100% controlling interest when the acquisition constitutes a change in control; measure acquirer shares issued as consideration for a business combination at fair value on the date of the acquisition; recognize contingent consideration arrangements at their acquisition date fair value, with subsequent change in fair value generally reflected in earnings; recognition of reacquisition loss and gain contingencies at their acquisition date fair value; and expense, as incurred, acquisition related transaction costs. We adopted the provisions of ASC Topic 805-10 effective January 1, 2009 and accounted for the acquisition of the remaining 50% interest in Mobitec Brazil Ltda under the provisions of ASC Topic 805-10 (see Note 2 to the accompanying consolidated financial statements for further discussion of this acquisition).
     In December 2007, the FASB issued ASC Topic 810-10-65, “Consolidation”, (formerly referred to as SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51”). ASC Topic 810-10-65 establishes new standards that govern the accounting for and reporting of (1) noncontrolling interest in partially-owned consolidated subsidiaries and (2) loss of control of subsidiaries. ASC Topic 810-10-65 requires that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interest of the noncontrolling owners separately within the consolidated statement of position within equity, but separate from the parent’s equity and separately on the face of the consolidated income statement. Further, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary should be accounted for consistently and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary should be initially measured at fair value. We adopted the provisions of ASC Topic 810-10-65 effective January 1, 2009 and accounted for the acquisition of the remaining 50% interest in Mobitec Brazil Ltda under the provisions of ASC Topic 810-10-65 (see Note 2 to the accompanying consolidated financial statements for further discussion of this acquisition). The adoption of ASC Topic 810-10-65 impacted the accompanying consolidated financial statements for all periods presented as follows:
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
     In March 2008, the FASB issued ASC Topic 815-10, “Derivatives and Hedging”, (formerly referred to as SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133”), which is effective on a prospective basis for fiscal years and interim periods beginning after November 15, 2008. ASC Topic 815-10 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand such effects on financial position, financial performance and cash flow. We adopted the provisions of ASC Topic 815-10 effective January 1, 2009. The adoption of ASC Topic 815-10 did not have a material impact on our results of operations or financial condition.
     In April 2008, the FASB issued ASC Topic 350-30-65, “Intangibles-Goodwill and Other”, (formerly referred to as FSP FAS 142-3,“Determination of the Useful Life of Intangible Assets”) ASC Topic 350-30-65 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. ASC Topic 350-30-65 is effective for fiscal years beginning after December 15, 2008. We adopted the provisions of ASC Topic 350-30-65 effective January 1, 2009. The adoption of ASC Topic 350-30-65 did not have a material impact on our results of operations or financial condition.
     In June 2008, the FASB issued ASC Topic 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity”, (formerly referred to as Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”). ASC Topic 815-40 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under ASC Topic 815-10-15 (formerly referred to as SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”). ASC Topic 815-40 is effective for financial statements issued for fiscal years beginning after December 15, 2008. In conjunction with a loan agreement pursuant to which a $5.0 million term loan was obtained in June 2008, the Company issued the lender warrants to purchase up to 350,000 shares of our Common Stock. These warrants were determined to be a derivative instrument based on the clarification within ASC Topic 815-40. As of January 1, 2009, the fair value of these warrants was reclassified from equity to a current liability and a cumulative effect adjustment to retained earnings was recorded for the change in the fair value of the warrants. During the period in which the warrants are classified as a liability, the fair value of the warrants will be periodically remeasured with any changes in value recognized in other income (loss) in the consolidated financial statements. See the “Fair Value of Assets and Liabilities” section below for further discussion of accounting treatment of these warrants.
     In May 2009, the FASB issued ASC Topic 855-10, “Subsequent Events”, (formerly referred to as SFAS No. 165, “Subsequent Events”). ASC Topic 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC Topic 855-10 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of ASC Topic 855-10 did not have an impact on our consolidated financial statements for the three and nine months ended September 30, 2009, as it is our continuing policy to evaluate subsequent events through the date our financial statements are issued. For the quarterly period ended September 30, 2009, we have evaluated subsequent events through November 16, 2009, which is the date our financial statements were issued and filed with the SEC.
     In April 2009, the FASB issued ASC Topic 825-10-65, “Financial Instruments”, (formerly referred to as FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”) ASC Topic 825-10-65 enhances consistency in financial reporting by increasing the frequency of fair value disclosures. ASC Topic 825-10-65 relates to fair value disclosures for any financial instruments that are not currently reflected on a company’s balance sheet at fair value. ASC Topic 825-10-65 requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirement under ASC Topic 825-10-65 was effective for the Company beginning with the interim reporting period ended June 30, 2009.
     In September 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-06, “Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities”. ASU 2009-06 provides additional implementation guidance on accounting for uncertainty in income taxes and eliminates the disclosures required by paragraph ASC Topic 740-10-50-15(a) through (b) for nonpublic entities. The Company believes the adoption of ASU 2009-09 will not have a material impact on its consolidated financial statements.
     In October 2009, the FASB issued ASU 2009-13, which amends ASC Topic 605, “Revenue Recognition”, to require companies to allocate the overall consideration in multiple-element arrangements to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption will be permitted. The Company is in the process of determining the effect, if any, the adoption of ASU 2009-13 will have on its consolidated financial statements.
     In October 2009, the FASB issued ASU 2009-14, which amends ASC Topic 985-605, “Software-Revenue Recognition”, to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. ASU 2009-14 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption will be permitted. The Company is in the process of determining the effect, if any, the adoption of ASU 2009-14 will have on its consolidated financial statements.
Fair Value of Assets and Liabilities
     In September 2006, the FASB issued ASC Topic 820-10 which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. The Company adopted ASC Topic 820-10 beginning January 1, 2008 with the exception of the application of the statement to non-recurring non-financial assets and non-financial liabilities. Under the provisions of ASC Topic 820-10-15, the Company adopted ASC Topic 820-10 as it relates to non-financial assets and liabilities on January 1, 2009. ASC Topic 820-10 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements and establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels which distinguish between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The level in the fair value hierarchy within which the respective fair value measurement falls is determined based on the lowest level input that is significant to the measurement in its entirety. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities, Level 2 inputs are other than quotable market prices included in Level 1 that are observable for the asset or liability either directly or indirectly through corroboration with observable market data. Level 3 inputs are unobservable inputs for the assets or liabilities that reflect management’s own assumptions about the assumptions market participants would use in pricing the asset or liability.
     The Company does not engage in hedging activities and historically has not used derivative instruments. In conjunction with a loan agreement pursuant to which a $5.0 million term loan was obtained in June 2008, the Company issued the lender warrants to purchase up to 350,000 shares of the Company’s Common Stock. These warrants were determined to be a derivative instrument based on the clarification within ASC Topic 815-40. As of January 1, 2009, the fair value of these warrants was reclassified from equity to a current liability and a cumulative effect adjustment to retained earnings of $292,000 was recorded for the change in the fair value of the warrants. Through June 30, 2009, the fair value of the warrants were periodically remeasured using a Black-Scholes valuation model with Level 2 inputs and changes in fair value of the warrants were recognized in other income (loss) in the consolidated financial statements. Effective July 1, 2009, at which time the warrants had a fair value of $207,000, an amendment was executed to the warrant agreement (see Note 10 for further discussion of this amendment) which resulted in the classification of these warrants changing from a derivative instrument to an equity instrument. Accordingly, at July 1, 2009, the fair value of these warrants was reclassified from accrued expenses and other current liabilities to additional paid-in capital in the accompanying consolidated balance sheet and, as of July 1, 2009, periodic remeasurement of the fair value of the warrants is no longer required. For the nine months ended September 30, 2009, other income (loss) of approximately ($110,000) was recorded to recognize the change in fair value of these warrants.
     The Company’s only non-financial asset measured on a recurring basis is goodwill. This non-financial asset is measured for impairment annually on the Company’s measurement date at the reporting unit level using Level 3 inputs. For most assets, including goodwill, ASC Topic 820-10 requires that the impact of changes resulting from its application be applied prospectively in the year in which the statement is initially applied. The Company’s measurement date for its goodwill is December 31, 2009 and as such, no fair value measurements have been made during the fiscal period ended September 30, 2009. No events have occurred that would indicate an impairment of goodwill.
Fair Value of Financial Instruments
     ASC Topic 825-10-65 requires disclosure about the fair value of financial instruments. We believe the carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their estimated fair values at September 30, 2009 due to their short maturities. We believe the carrying value of our lines of credit and loans payable approximate the estimated fair value for debt with similar terms, interest rates, and remaining maturities currently available to companies with similar credit ratings at September 30, 2009. As of September 30, 2009, the carrying value and estimated fair value of our long-term debt were $7.5 million and $6.4 million, respectively. The estimate of fair value of our long-term debt is based on debt with similar terms, interest rates, and remaining maturities currently available to companies with similar credit ratings at September 30, 2009.
(2) MOBITEC BRAZIL LTDA
     On July 22, 2009 (the “Closing Date”), Mobitec AB, Mobitec Empreendimientos e Participações Ltda., Mobitec AB’s wholly-owned Brazilian subsidiary (“Mobitec EP”), and Mobitec Brazil Ltda, the Company’s fifty percent (50%) owned Brazilian subsidiary (“Mobitec Brazil”), entered into a Quota Purchase Agreement (the “Purchase Agreement”) with Roberto Demore and Lorena Demore (collectively, the “Sellers”) and JADI Itinerários Eletrônicos Ltda, a Brazilian limited liability company, in its capacity as guarantor of the Sellers’ obligations (“JADI”), pursuant to which Mobitec EP acquired from the Sellers the remaining fifty percent (50%) of the issued and outstanding interests (the “Interests”) of Mobitec Brazil for an aggregate consideration of US$2.95 million (the “Consideration”). Per terms of the Purchase Agreement, the acquisition by Mobitec EP of the remaining fifty percent (50%) of the Interests of Mobitec Brazil from the Sellers is effective July 1, 2009, the date upon which the Company assumed full control of the business. The payment of the Consideration is separated into (a) US$1.0 million payable concurrently with the “Effective Date” (as defined below) of the transaction, and which is made an obligation of Mobitec EP by execution of the Purchase Agreement coupled with a Promissory Note (the “First Note”), which will only become effective if all conditions of the Purchase Agreement are met on the Effective Date and neither party exercises its right to rescission, as described below, and (b) a Promissory Note executed by Mobitec EP in favor of the Sellers on July 22, 2009, for US$1.95 million (the “Second Note”) to become effective only upon the official registration of the transfer of the Interests with the governmental Board of Trade on the Effective Date. The registration of the transfer of Interests with the Board of Trade is an administrative process required under Brazilian law to effect such transfer and is expected to occur in November, 2009 (the “Effective Date”).
     In order to enter into the Purchase Agreement and the related transactions, the Company obtained an acknowledgement and waiver (the “Waiver”) from BHC under the BHC Agreement (as defined in Note 7). Under the Waiver, BHC consented to the transactions contemplated under the Purchase Agreement and related documents, waived any defaults that the consummation of those transactions may cause under the BHC Agreement, and BHC and the Borrowers also agreed to enter into such amendments to the BHC Agreement and that certain Quota Pledge Agreement, dated as of August 18, 2008, pursuant to which Mobitec AB pledged its shares in Mobitec Brazil to BHC. On August 7, 2009, the Borrowers and DRI (collectively, the “Loan Parties”), entered into the Third Amendment to the Loan and Security Agreement (the “Loan Amendment”) with BHC. The Loan Amendment modifies certain terms of the existing BHC Agreement and was accounted for in accordance with ASC Topic 470-50-40, “Modifications and Extinguishments”. Generally speaking, the Loan Amendment consents to and permits (a) the acquisition of the Interests currently held by the Sellers in Mobitec Brazil by Mobitec EP, (b) the conveyance by Mobitec AB to Mobitec EP of the interests of Mobitec Brazil representing fifty percent (50%) of the issued and outstanding interests of Mobitec Brazil owned by Mobitec AB prior to Mobitec EP’s acquisition of the Interests (the “Mobitec AB Shares”), and (c) the subsequent merger of Mobitec EP with and into Mobitec Brazil. The material terms of the Loan Amendment:
▪	Permit Mobitec AB to create, become and remain liable with respect to the indebtedness represented by that certain promissory note, issued by Mobitec AB to the Sellers in connection with the acquisition of the Interests by Mobitec EP, in the principal amount of US$1,950,000;

▪	Allow the Loan Parties and their Subsidiaries (as defined in the BHC Agreement) to become liable upon the obligations or liabilities of guarantees in an aggregate amount not to exceed 2,000,000 Brazilian Reals (approximately US$1.1 million, based on exchange rates as of September 30, 2009) made by Mobitec Brazil or Mobitec EP for purposes of asset-based working capital and capital lease financing of Mobitec Brazil;

▪	Permit Mobitec EP to purchase the Interests from the Sellers as set forth in the Purchase Agreement;

▪	Permit Mobitec AB to acquire Mobitec EP for the purpose of acquiring the Interests and to contribute the Mobitec AB Shares to Mobitec EP;

▪	Consent to the merger of Mobitec EP with and into Mobitec Brazil, so long as Mobitec Brazil is the successor company to such merger;

▪	Allow Mobitec Brazil to change its Organizational Documents (as defined in the BHC Agreement) in connection with the contribution of the Mobitec AB Shares to Mobitec EP and related changes to the Mobitec AB Pledge (as defined in the Loan Amendment); and

▪	Allow each of Mobitec Brazil and Mobitec EP to change its Organizational Documents solely in connection with the merger of Mobitec EP with and into Mobitec Brazil, so long as Mobitec Brazil is the successor company to such merger.
     Between the Closing Date and the Effective Date, there are several conditions that must be met which, if not met could, alone or in the aggregate, alter the material terms and conditions of the Purchase Agreement and related documents.
     The First Note entered into on July 22, 2009, represents Mobitec EP’s obligation to make the initial payment of US $1.0 million, but such obligation is contingent on all of the terms and conditions being met under the Purchase Agreement, with neither Mobitec EP or the Sellers exercising their rights to rescission prior to the Effective Date. The First Note is included in loans payable on the accompanying consolidated balance sheet.
     The Second Note entered into on July 22, 2009, once effective, will be unsecured and will obligate Mobitec AB to make twelve (12) successive fixed quarterly principal payments of $162,500 to the Sellers within thirty (30) days after the close of each calendar quarter (each such payment, an “Installment Payment”). The first Installment Payment will be due within thirty (30) days after the close of the calendar quarter ending December 31, 2009, and the last Installment Payment will be due within thirty (30) days after the close of the calendar quarter ending September 30, 2012. The unpaid principal balance of the Second Note will bear simple interest at a rate of five percent (5%) per annum, which will be payable quarterly on each date on which an Installment Payment is due. Mobitec AB will have the right, at its discretion, with certain interest rate provisions applied, to not make up to two such installments, provided such two installments are not consecutive (with such amounts to bear interest therefrom at a rate of nine percent (9%) per annum) and to defer such installment payments to the end date of the Second Note. The Second Note is included in long-term debt on the accompanying consolidated balance sheet.
     If Mobitec AB is in default with its payment obligation with respect to any Installment Payment, and such failure is not cured within five (5) business days from the date on which Mobitec AB and/or Mobitec EP receive a notice of payment default from the Sellers, the Sellers would be entitled to exercise any and all rights arising out of their capacity as beneficiaries of the Second Note.
     Due to certain legal limitations imposed by Brazilian governmental authorities on Roberto Demore and Lorena Demore, Roberto Demore became the sole holder of the Interests following the execution of the Purchase Agreement. This change in the beneficial ownership of the Interests is retroactive to a date prior to that of the Purchase Agreement. In light of such change in beneficial ownership, on September 17, 2009, the parties entered into the First Amendment to the Quota Purchase Agreement to be effective as of August 31, 2009 (the “Purchase Amendment”) to effect the following:

•	Modify the capacity in which Lorena Demore is a party to the Purchase Agreement from that of “Seller” to that of “Intervening Party and Guarantor” of the Seller’s obligations, jointly and severally with JADI;

•	Amend the definition of, and all references to, “Sellers” contained in the Purchase Agreement so that only Roberto Demore shall be considered a “Seller”;

•	Delete all instances in the Purchase Agreement that refer to Lorena Demore, in her capacity as Seller, and replace them with Roberto Demore, in his capacity as Seller; and

•	Establish that any other instances in the Purchase Agreement which refer to Lorena Demore, in any capacity other than as Seller, shall refer to Lorena Demore in her capacity as Intervening Party and Guarantor of the Seller’s obligation, jointly and severally with JADI.
     On September 17, 2009, as a result of the Purchase Amendment, Mobitec EP executed a promissory note to be effective as of August 31, 2009 (the “Replacement First Note”), with the co-signature of Mobitec AB, in favor of Roberto Demore which replaces in its entirety the First Note, dated July 22, 2009, executed by Mobitec EP in favor of Roberto Demore and Lorena Demore.
     On September 17, 2009, as a result of the Purchase Amendment, Mobitec AB executed a promissory note to be effective as of August 31, 2009 (the “Replacement Second Note”) in favor of Roberto Demore which replaces in its entirety the Second Note, dated July 22, 2009, executed by Mobitec AB in favor of Roberto Demore and Lorena Demore.
     In accordance with ASC Topic 810-10-65, effective July 1, 2009, we recorded the acquisition of the Interests, as described herein, as an equity transaction, whereby the difference between the Consideration of $2.95 million and the carrying value of non-controlling interests in Mobitec Brazil as of July 1, 2009 of $243,000 was recorded as additional paid-in capital.
(3) GOODWILL AND OTHER INTANGIBLE ASSETS
     The increase in goodwill from December 31, 2008 to September 30, 2009 of approximately $1.0 million is due solely to foreign exchange rate fluctuation.
(4) INVENTORIES

	September 30,	December 31,
	2009	2008
	(In thousands)
Raw materials and system components	$9,236	$6,803
Work in process	27	243
Finished goods	4,214	3,616

Total inventories	$13,477	$10,662

(5) PROPERTY AND EQUIPMENT

	Estimated
	Depreciable	September 30,	December 31,
	Lives (years)	2009	2008
		(In thousands)
Leasehold improvements	5 - 9	$305	$286
Automobiles	5	185	13
Computer and telecommunications equipment	3	1,196	976
Software	3 - 5	6,038	4,592
Test equipment	3 - 5	132	124
Furniture and fixtures	3 - 7	2,416	2,490
Software projects in progress		1,847	1,392

		12,119	9,873
Less accumulated depreciation and amortization		7,414	6,266

Total property and equipment, net		$4,705	$3,607

(6) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	September 30,	December 31,
	2009	2008
	(In thousands)
Salaries, commissions, and benefits	$1,984	$1,428
Taxes — payroll, sales, income, and other	1,143	817
Warranties	580	495
Current portion of capital leases	14	19
Interest payable	334	281
Deferred revenue	569	694
Other	960	625

Total accrued expenses	$5,584	$4,359

(7) LINES OF CREDIT AND LOANS PAYABLE
     (a) Domestic line of credit and loans payable
     Our wholly-owned subsidiaries Digital Recorders, Inc. and TwinVision of North America, Inc. (collectively, the “Borrowers”) have in place a three-year, asset-based lending agreement (the “PNC Agreement”) with PNC Bank, National Association (“PNC”), which matures on June 30, 2011. DRI has agreed to guarantee the obligations of the Borrowers under the PNC Agreement. The PNC Agreement provides up to $8.0 million in borrowings under a revolving credit facility and is secured by substantially all tangible and intangible U.S. assets of the Company. Borrowing availability under the PNC Agreement is based upon an advance rate equal to 85% of eligible domestic accounts receivable of the Borrowers, plus 75% of eligible foreign accounts receivable of the Borrowers, limited to the lesser of $2.5 million in the aggregate or the aggregate amount of coverage under Acceptable Credit Insurance Policies (as defined in the PNC Agreement, as amended) that the Borrowers have with respect to eligible foreign receivables, as determined by PNC in its reasonable discretion, plus 85% of the appraised net orderly liquidation value of inventory of the Borrowers, limited to $750,000. The PNC Agreement provides for one of two possible interest rates on borrowings: (1) an interest rate based on the rate (the “Eurodollar Rate”) at which U.S. dollar deposits are offered by leading banks in the London interbank deposit market (a “Eurodollar Rate Loan”) or (2) interest at a rate (the “Domestic Rate”) based on either (a) the base commercial lending rate of PNC, or (b) the open rate for federal funds transactions among members of the Federal Reserve System, as determined by PNC (a “Domestic Rate Loan”). The actual annual interest rate for borrowings under the PNC Agreement is (a) the Eurodollar Rate plus 3.25% for a Eurodollar Rate Loan and (b) the Domestic Rate plus 1.75% for Domestic Rate Loans. Interest is calculated on the principal amount of borrowings outstanding, subject to a minimum principal amount of $3.5 million. The PNC Agreement contains certain covenants and provisions with which we and the Borrowers must comply on a quarterly basis. If all outstanding obligations under the PNC Agreement are paid before the end of the three-year term, the Borrowers will be obligated to pay an early termination fee of up to $160,000, depending on the time the early termination occurs. At September 30, 2009, the outstanding principal balance on the revolving credit facility was approximately $2.1 million and remaining borrowing availability under the revolving credit facility was approximately $3.2 million.
     Pursuant to terms of a loan agreement (the “BHC Agreement”) with BHC Interim Funding III, L.P. (“BHC”), the Borrowers have outstanding a $5.0 million term loan (the “Term Loan”) that matures June 30, 2011. DRI agreed to guarantee the Borrowers’ obligations under the BHC Agreement. The Term Loan bears interest at an annual rate of 12.75% and is secured by substantially all tangible and intangible assets of the Company. Additionally, the Term Loan is secured by a pledge of all outstanding common stock of the Borrowers and Robinson Turney International, Inc., a wholly-owned subsidiary of DRI, a pledge of 65% of the outstanding common stock of all foreign subsidiaries other than Mobitec Pty Ltd., and a pledge of 100% of the common stock issued by Mobitec Brazil Ltda to DRI. The BHC Agreement contains certain covenants and provisions with which we and the Borrowers must comply on a quarterly basis. The Borrowers are subject to a termination fee which escalates over time from $200,000 to $735,000. The amount of the termination fee due is dependent upon the date of repayment, if any, with the maximum amount of $735,000 due if the Term Loan is not paid until the maturity date. We are recording the maximum termination fee on the Term Loan ratably over the three-year term of the BHC Agreement as interest expense. During the nine months ended September 30, 2009, we recorded approximately $183,000 of interest expense related to the Term Loan termination fee, all of which is included in long-term debt on the consolidated balance sheet.
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
     For the quarter ended September 30, 2009, we and the Borrowers were not in compliance with the leverage ratio required to be maintained under terms of the PNC Agreement and the BHC Agreement. PNC agreed to amend the PNC Agreement to revise the leverage ratio required to be maintained for the quarter ended September 30, 2009 to 5.25 to 1.00. BHC agreed to waive the violation of the leverage ratio covenant for the quarter ended September 30, 2009.
     Management believes it is unlikely that we and the Borrowers will be in compliance with the leverage ratio required to be maintained under terms of the PNC Agreement and the BHC Agreement for the quarter ending December 31, 2009. Pursuant to terms of the PNC Agreement and the BHC Agreement, a covenant violation is a breach of the loan agreement and the lenders have the right to demand immediate payment of all outstanding balances due under these agreements. Management has disclosed this potential covenant violation to PNC and BHC and both lenders have indicated to management that they expect to waive such a covenant violation for the quarter ending December 31, 2009 or amend the applicable loan agreement to reflect a leverage ratio covenant with which we and the Borrowers will be able to comply for the quarter ending December 31, 2009. Although management expects PNC and BHC to waive such a covenant violation or amend the loan agreement as described herein, we can provide no assurance that any such waiver or amendment to the loan agreement will be executed by either PNC or BHC.
     See Note 16 for disclosure of additional amendments to the BHC Agreement and the PNC Agreement.
b) International lines of credit and loans payable
     Mobitec AB, the Company’s wholly-owned Swedish subsidiary, has in place agreements with Svenska Handelsbanken AB (“Handelsbanken”) under which working capital credit facilities have been established. On June 16, 2009, Mobitec AB and Handelsbanken entered into amendments to these agreements to, among other things, until April 30, 2010, increase the borrowing capacity on the credit facilities by 3.5 million krona (approximately US$499,000, based on exchange rates as of September 30, 2009) to 27.5 million krona (approximately US$3.9 million, based on exchange rates as of September 30, 2009) and increase the annual interest rate on the credit facilities from Tomorrow Next Stockholm Interbank Offered Rate (“T/N STIBOR”) plus 1.85% to T/N STIBOR plus 3.65%. At September 30, 2009, borrowings due and outstanding under these credit facilities totaled 10.1 million krona (approximately US$1.4 million, based on exchange rates at September 30, 2009) and are reflected as lines of credit in the accompanying consolidated balance sheet. Additional borrowing availability under these agreements at September 30, 2009, amounted to approximately US$2.5 million. These credit agreements renew annually on a calendar-year basis.
     At September 30, 2009, Mobitec AB had an outstanding principal balance of 1.5 million krona (approximately US$214,000, based on exchange rates at September 30, 2009) due on a term loan under a credit agreement with Handelsbanken (the “Mobitec Term Loan”). On June 16, 2009, Mobitec AB and Handelsbanken entered into an amendment to the Mobitec Term Loan agreement to, among other things, extend the repayment date for the outstanding principal balance of 1.5 million krona from June 30, 2009 to March 31, 2010 and decrease the annual interest rate on the Mobitec Term Loan from 5.80% to 5.55%. The outstanding principal balance due on the Mobitec Term Loan is reflected as a loan payable in the accompanying consolidated balance sheet.
     At September 30, 2009, Mobitec AB had an outstanding principal balance of 3.4 million krona (approximately US$482,000, based on exchange rates at September 30, 2009) due on an additional term loan under a credit agreement with Handelsbanken (the “Mobitec Loan”). On June 16, 2009, Mobitec AB and Handelsbanken entered into an amendment to the Mobitec Loan agreement to, among other things, extend the principal payment of 375,000 krona (approximately US$54,000, based on exchange rates as of September 30, 2009) due on the Mobitec Loan from June 30, 2009 to March 31, 2010; increase the quarterly principal payments due on this term loan from 375,000 krona to 500,000 krona (approximately US$71,000, based on exchange rates as of September 30, 2009) beginning June 30, 2010; and decrease the annual interest rate on the Mobitec Loan from 5.80% to 5.55%. The outstanding principal balance due on the Mobitec Loan is reflected as long-term debt in the accompanying consolidated balance sheet.
     Mobitec GmbH, the Company’s wholly-owned subsidiary in Germany, has in place an agreement with Handelsbanken under which a working capital credit facility has been established. On June 25, 2009, Mobitec GmbH and Handelsbanken entered into an amendment to this agreement to, among other things, until April 30, 2010, increase the borrowing capacity on the credit facility by 500,000 Euro (approximately US$730,000, based on exchange rates as of September 30, 2009) to approximately 1.4 million Euro (approximately US$2.0 million, based on exchange rates as of September 30, 2009) and increase the annual interest rate on the credit facility from Euro OverNight Index Average (“EONIA”) plus 1.85% to EONIA plus 3.70%. At September 30, 2009, borrowings due and outstanding under this credit facility totaled 563,000 Euro (approximately US$821,000, based on exchange rates at September 30, 2009) and are reflected as lines of credit in the accompanying consolidated balance sheet. Additional borrowing availability under this credit facility at September 30, 2009, amounted to approximately $1.2 million. The agreement under which this credit facility is extended has an open-ended term.

     At September 30, 2009, Mobitec Brazil Ltda has outstanding borrowings from two banks in Brazil of approximately 461,000 Brazilian Real (“BRL”) (approximately US$258,000, based on exchange rates at September 30, 2009). The borrowings are secured by accounts receivable on certain export sales by Mobitec Brazil Ltda, bear interest at annual rates ranging from 6.50% to 9.28%, and have a term of 180 days. These borrowings are included in loans payable on the accompanying consolidated balance sheet.
     At September 30, 2009, Mobitec Brazil Ltda had two loans payable to a bank in Brazil with an aggregate outstanding principal balance of approximately 303,000 BRL (approximately US$170,000, based on exchange rates as of September 30, 2009). One loan, with an outstanding principal balance of 169,000 BRL at September 30, 2009 (approximately US$95,000, based on exchange rates as of September 30, 2009), bears interest at an annual rate of 4.64% and matures April 13, 2010. The other loan, with an outstanding principal balance of 134,000 BRL at September 30, 2009 (US$75,000, based on exchange rates as of September 30, 2009), bears interest at an annual rate of 15.80%, is payable in twelve equal monthly principal installment payments, and matures May 14, 2010. The outstanding principal balance due on these loans is included in loans payable in the accompanying consolidated balance sheet.
     At September 30, 2009, Mobitec Brazil Ltda had four additional loans outstanding with an aggregate outstanding principal balance of approximately 63,000 BRL (approximately US$36,000, based on exchange rates as of September 30, 2009) that bear interest at annual rates ranging from 15.12% to 19.41% and have maturity dates ranging from January 17, 2010 to November 16, 2010. The outstanding principal balance due on these loans is included in long-term debt in the accompanying consolidated balance sheet.
     At September 30, 2009, Mobitec EP had an outstanding balance of $1.0 million due on a promissory note entered into in connection with the execution of a Purchase Agreement for the acquisition of the remaining fifty percent (50%) of the issued and outstanding interests of Mobitec Brazil (see Note 2). The note is contingent on all of the terms and conditions being met under the Purchase Agreement. The outstanding balance of this note is included in loans payable on the accompanying consolidated balance sheet.
     At September 30, 2009, Mobitec AB had an outstanding balance of $1.95 million due on a promissory note entered into in connection with the execution of a Purchase Agreement for the acquisition of the remaining fifty percent (50%) of the issued and outstanding interests of Mobitec Brazil (see Note 2). The note is payable in twelve (12) successive fixed quarterly principal payments of $162,500 within thirty (30) days after the close of each calendar quarter (each such payment, an “Installment Payment”). The first Installment Payment will be due within thirty (30) days after the close of the calendar quarter ending December 31, 2009, and the last Installment Payment will be due within thirty (30) days after the close of the calendar quarter ending September 30, 2012. The unpaid principal balance of the note will bear simple interest at a rate of five percent (5%) per annum, which will be payable quarterly on each date on which an Installment Payment is due. Mobitec AB will have the right, at its discretion, with certain interest rate provisions applied, to not make up to two such installments, provided such two installments are not consecutive (with such amounts to bear interest therefrom at a rate of nine percent (9%) per annum) and to defer such installment payments to the end date of the note. The outstanding principal balance due on this note is included in long-term debt on the accompanying consolidated balance sheet.
     Domestic and international lines of credit consist of the following:

	September 30,	December 31,
	2009	2008
	(In thousands)
Line of credit with PNC Bank, National Association dated June 30, 2008; payable in full June 30, 2011; secured by all tangible and intangible U.S. assets of the Company; bears average interest rate of 5.00% and 6.28% in 2009 and 2008, respectively.	$2,067	$1,601

Line of credit with Handelsbanken; renews annually on a calendar-year basis; secured by certain assets of the Swedish subsidiary, Mobitec AB; bears average interest rate of 3.41% and 6.58% in 2009 and 2008, respectively.	—	732

Line of credit with Handelsbanken; renews annually on a calendar-year basis; secured by accounts receivable of the Swedish subsidiary, Mobitec AB; bears average interest rate of 5.03% and 6.95% in 2009 and 2008, respectively.	1,448	573

Line of credit with Handelsbanken dated June 23, 2004; open-ended term; secured by accounts receivable and inventory of the German subsidiary, Mobitec GmbH; bears average interest rate of 3.29% and 5.62% in 2009 and 2008, respectively.	821	837

Total lines of credit	$4,336	$3,743

(8) LONG-TERM DEBT
     Long-term debt consists of the following:

	September 30,	December 31,
	2009	2008
	(In thousands)
Term loan with BHC Interim Funding III, L.P., dated June 30, 2008; payable in full June 30, 2011; secured by substantially all tangible and intangible assets of the Company; bears interest rate of 12.75%.	$5,000	$5,000

Term loan with Svenska Handelsbanken AB, dated June 30, 2008; payable in quarterly installments of $54,000; secured by accounts receivable and inventory of the Swedish subsidiary, Mobitec AB; bears average interest rate of 5.84% and 7.32% in 2009 and 2008, respectively.	482	483

Term loan with Robert Demore, dated August 31, 2009; payable in quarterly installments of $162,500; unsecured; bears interest rate of 5.0%.	1,950	—

Other long-term debt	36	—

Total long-term debt	7,468	5,483
Term loan termination fee accrual	306	123
Less current portion	751	193
Less debt discount	194	278

	6,829	5,135
Long-term portion of capital leases	31	14

Total long-term debt and capital leases, less current portion	$6,860	$5,149

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
     As of September 30, 2009, we had outstanding 166 shares of Series AAA Preferred, 80 shares of Series E Preferred, 471 shares of Series G Preferred, 68 shares of Series H Preferred, and 90 shares of Series J Preferred. There are no shares of Series D Preferred, Series F Preferred, or Series I Preferred outstanding.
(10) COMMON STOCK WARRANTS
     In connection with the BHC Agreement, we issued BHC a warrant to purchase up to 350,000 shares of our Common Stock (the “BHC Warrant”) at an exercise price of $2.99 per share. The BHC Warrant has a term of exercise expiring on June 30, 2013. The number of shares issuable and the exercise price of the BHC Warrant are subject to adjustment in the case of a reorganization, reclassification, liquidation and/or dilutive issuance of our Common Stock (or common stock equivalents). In the event of a dilutive issuance of Common Stock or common stock equivalents, the exercise price of the BHC Warrant will be adjusted by a weighted-average amount based on the sales price of the dilutive issuance. The BHC Warrant also provides BHC with the right to demand that the shares of Common Stock issuable upon exercise of the BHC Warrant (the “Warrant Shares”) be registered under the Securities Act of 1933, as amended (the “Securities Act”). BHC’s registration rights also include registration of the Warrant Shares on any other registration statement we intend to file, with certain exceptions.
     On March 26, 2009, in connection with an amendment of the BHC Agreement (as described in Note 7), the BHC Warrant was amended (the “First Warrant Amendment”) to modify the exercise price at which BHC is entitled, under the terms of the BHC Warrant, to purchase an aggregate of 350,000 shares of DRI’s Common Stock, par value $0.10 per share. Pursuant to the terms of the First Warrant Amendment, BHC held the right to purchase (i) 200,000 shares of Common Stock at an exercise price equal to $1.00 per share, and (ii) 150,000 shares of Common Stock at an exercise price equal to $2.99 per share. The increase in fair value of the BHC Warrant resulting from the adjustment of the exercise price was recorded as deferred finance costs and is being amortized ratably over the remaining term of the Term Loan.
     Effective July 1, 2009, DRI and BHC agreed to an amendment of the BHC Warrant (the “Second Warrant Amendment”) which deleted the dilutive issuance provision (the “Provision”) contained in the BHC Warrant. Pursuant to the Provision, if DRI effected a dilutive issuance, as defined in the BHC Warrant, at any time while the BHC Warrant was outstanding, then the exercise price would be adjusted in accordance to the procedures described in the Provision. The Second Warrant Amendment also modified the exercise price at which BHC is entitled, under the terms of the BHC Warrant, as amended, to purchase an aggregate of 350,000 shares of Common Stock. Pursuant to the terms of the Second Warrant Amendment, BHC now holds the right to purchase (i) 200,000 shares of Common Stock at an exercise price equal to $1.00 per share, and (ii) 150,000 shares of Common Stock at an exercise price equal to $2.50 per share.
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

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(Unaudited)
	(In thousands, except share amounts)
Net income applicable to common shareholders	$880	$662	$869	$1,694
Effect of dilutive securities on net income:
Convertible debt	—	—	—	10
Convertible preferred stock	80	66	—	173

Net income applicable to common shareholders, assuming conversions	$960	$728	$869	$1,877

Weighted average shares outstanding — Basic	11,522,979	11,453,588	11,498,333	11,290,217
Effect of dilutive securities on shares outstanding:
Options	37,933	53,451	6,199	49,812
Warrants	122,488	77,223	62,350	58,344
Convertible debt	—	—	—	150,133
Convertible preferred stock	1,712,430	1,468,054	—	1,337,122

Weighted average shares outstanding — Diluted	13,395,830	13,052,316	11,566,882	12,885,628

     The calculation of weighted average shares outstanding excludes 2,028,348 and 2,038,469 stock options and warrants for the three months ended September 30, 2009 and 2008, respectively, and 2,559,868 and 2,298,610 stock options and warrants for the nine months ending September 30, 2009 and September 30, 2008, respectively because these securities would not have been dilutive for these periods due to the fact that the exercise prices were greater than the average market price of our Common Stock for these periods or the total assumed proceeds under the treasury stock method resulted in negative incremental shares. The calculation of weighted average shares outstanding excludes preferred stock convertible into 150,909 shares of Common Stock for the three months ended September 30, 2008, and preferred stock convertible into 1,712,430 and 284,282 shares of common stock for the nine months ended September 30, 2009 and 2008, respectively, because they are anti-dilutive.
(12) SHAREHOLDERS’ EQUITY, COMPREHENSIVE INCOME (LOSS) AND NONCONTROLLING INTERESTS
     Set forth below is a reconciliation of shareholders’ equity attributable to the Company and total noncontrolling interests at the beginning and end of the nine months ended September 30, 2009 and September 30, 2008 (in thousands).

	DRI Shareholders’ Equity
					Accumulated
			Additional	Accum-	Other	Total DRI		Compre-	Total
	Preferred	Common	Paid-in	ulated	Comprehensive	Shareholders’	Noncontrolling	hensive	Shareholders’
	Stock	Stock	Capital	Deficit	Income (Loss)	Equity	Interests	Income (Loss)	Equity

Balance as of January 1, 2009	$3,765	$1,147	$32,706	$(20,398)	$512	$17,732	$852		$18,584

Cumulative effect of reclassification of warrants (ASC 815-40)			(333)	292		(41)			(41)

Balance as of January 1, 2009, as adjusted	$3,765	$1,147	$32,373	$(20,106)	$512	$17,691	$852		$18,543

Issuance of common stock		7	67			74			74
Issuance of Series G Preferred Stock dividend	135					135			135
Issuance of Series H Preferred Stock dividend	20					20			20
Reclassification of warrants			207			207			207
Modification of warrants			10			10			10
Preferred stock dividends			(234)			(234)			(234)
Stock-based compensation expense			269			269			269
Purchase of noncontrolling interest			(2,707)			(2,707)	(243)		(2,950)

Comprehensive income:
Net income				1,103		1,103	(207)	$896	896
Translation adjustment					2,214	2,214		2,214	2,214

Total comprehensive income								$3,110

Balance as of September 30, 2009	$3,920	$1,154	$29,985	$(19,003)	$2,726	$18,782	$402		$19,184

	DRI Shareholders’ Equity
					Accumulated
			Additional	Accum-	Other	Total DRI		Compre-	Total
	Preferred	Common	Paid-in	ulated	Comprehensive	Shareholders’	Noncontrolling	hensive	Shareholders’
	Stock	Stock	Capital	Deficit	Income (Loss)	Equity	Interests	Income (Loss)	Equity

Balance as of January 1, 2008	$3,618	$1,119	$32,079	$(21,894)	$4,570	$19,492	$422		$19,914

Issuance of common stock		3	63			66			66
Issuance of Series G Preferred Stock dividend	125					125			125
Issuance of Series H Preferred Stock dividend	20					20			20
Conversion of Series E Preferred stock	(18)	1	17			—			—
Conversion of Series AAA Preferred stock	(30)		29			(1)			(1)
Conversion of Convertible Subordinated
Debenture		23	227			250			250
Amortization of convertible subordinated debenture beneficial conversion feature			54			54			54
Issuance of warrants			333			333			333
Preferred stock dividends			(226)			(226)			(226)
Dividends paid to noncontrolling interests							(184)		(184)
Stock-based compensation expense			111			111			111

Comprehensive income:
Net income				1,920		1,920	700	$2,620	2,620
Translation adjustment					(1,520)	(1,520)		(1,520)	(1,520)

Total comprehensive income								$1,100

Balance as of September 30, 2008	$3,715	$1,146	$32,687	$(19,974)	$3,050	$20,624	$938		$21,562

(13) SEGMENT AND GEOGRAPHIC INFORMATION
     DRI conducts its operations in one business segment. Accordingly, the accompanying consolidated statements of operations report the results of operations of that operating segment and no separate disclosure is provided herein. Geographic information is provided below. Long-lived assets include net property and equipment and other assets.

	Three Months Ended September,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
	(In thousands)		(In thousands)
Net sales
North America	$8,248	$8,005	$24,301	$22,460
Europe	6,787	4,580	20,054	15,639
Asia-Pacific	4,120	2,304	6,567	6,991
Middle East	191	74	291	676
South America	2,260	3,831	5,172	9,156

	$21,606	$18,794	$56,385	$54,922

	September 30,
	2009	December 31,
	(Unaudited)	2008
	(In thousands)
Long-lived assets
North America	$3,456	$2,982
Europe	1,873	1,527
Asia-Pacific	133	46
South America	227	209

	$5,689	$4,764

(14) INCOME TAXES
     As a result of its net operating loss carryforwards, the Company has significant deferred tax assets. ASC Topic 740, “Income Taxes”, requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The Company’s total deferred tax assets as of September 30, 2009, are $8.7 million and its deferred tax valuation allowance is $8.3 million. In addition, as a result of its equity transactions during 2004, the Company has determined its ability to use its net operating loss carryforwards and related tax benefits in any single year is limited under the Internal Revenue Code.
     As a result of intercompany sales that give rise to uncertain tax positions related to transfer pricing, during the nine months ended September 30, 2009, the Company recorded a decrease to its liability for unrecognized tax benefits of approximately $18,000. These reductions, if recognized, would affect the effective tax rate. Changes in foreign currency exchange rates increased the liability for unrecognized tax benefits by approximately $51,000 during the nine months ended September 30, 2009.
     The Company’s effective tax expense rate of 16.3% for the nine months ended September 30, 2009 differs from the expected statutory tax expense rate of 34% primarily due to a decrease to the valuation allowance on deferred tax assets and lower rates on earnings of foreign operations.
(15) FOREIGN TAX SETTLEMENT
     At December 31, 2006, the Company’s Brazilian subsidiary, Mobitec Brazil Ltda, recorded a liability for Imposto sobre Produtos Industrializados (Industrialized Products Tax or “IPI Tax”), a form of federal value-added tax in Brazil, and related penalties and interest assessed by Brazil’s Federal Revenue Service (“FRS”) in the amount of $1.5 million, or $750,000 net of the non-controlling ownership in Mobitec Brazil Ltda.
     The assessment was the result of an audit performed by the FRS in 2006 for the periods January 1, 1999 to June 30, 2006 and varying interpretations of Brazil’s complex tax laws by the FRS and the Company. Prior to the audit conducted by the FRS, the Company, under guidance provided by its Brazilian legal counsel, interpreted certain provisions of Brazil’s tax laws to conclude IPI Tax was suspended on sales of Mobitec Ltda’s products to be used in the manufacture of buses. Upon conclusion of the FRS audit in December 2006, the Company and its Brazilian legal counsel were informed the FRS did not concur with the Company’s assessment that suspension of IPI Tax on Mobitec Brazil Ltda’s sales of products to end users to be used in the manufacture of buses was appropriate. The Company reached a settlement with the FRS to pay the assessed amount in monthly installments over a five-year period.
     Under the provisions of a new law enacted in Brazil in 2009, the FRS has provided relief to certain Brazilian entities by allowing a partial reduction in the amount of IPI tax obligations and related penalties and interest that have been previously assessed against those entities. Pursuant to the provisions of the new law, the outstanding IPI tax obligations, including penalties and interest, of Mobitec Brazil Ltda previously assessed, which are reflected as foreign tax settlement in the accompanying consolidated balance sheet, were reduced by approximately $267,000. Accordingly, at September 30, 2009, we recorded an adjustment to reduce the foreign tax settlement by approximately $267,000. This adjustment is reflected in our consolidated income statement in selling, general and administrative expenses.
(16) SUBSEQUENT EVENTS
     On October 1, 2009, the Borrowers, DRI and BHC entered into the Fourth Amendment to the BHC Agreement (the “BHC Amendment”) to, among other things, effect the following:
•	Permit the Borrowers and DRI to make a recallable equity investment in Mobitec AB on or about October 1, 2009 (the “BHC Effective Date”), in an amount not to exceed the Contribution Amount (as defined below);

•	Permit the Borrowers and DRI to make a recallable equity investment in Mobitec Empreendimientos e Participações Ltda., Mobitec AB’s wholly-owned Brazilian subsidiary, on or about the BHC Effective Date in an amount not to exceed $400,000;

•	Allow the Borrowers to make dividends or distributions to DRI to enable DRI to pay up to the sum of (a) $150,000 plus (b) the result of 9.5% of the amount of the Series K Preferred Stock issued by DRI on or prior to October 31, 2009, in the aggregate in any fiscal year, of dividends or distributions with respect to DRI’s preferred stock;

•	Allow the Borrowers and DRI to enter into any transaction, capital contribution, investment and transfer which, in the aggregate for all such events, do not exceed $2 million plus the Contribution Amount; and

•	Permit DRI to adopt the Certificate of Designation of, and amend its Organizational Documents (as defined in the BHC Agreement) to authorize, the Series K Preferred Stock.

     On October 5, 2009 (the “PNC Effective Date”), the Borrowers (as defined in Note 7), DRI, and PNC entered into Amendment No. 5 to the PNC Agreement (the “PNC Amendment”) to, among other things, effect the following:
•	Obtain PNC’s consent for DRI to issue a new series of preferred stock and to be designated the Series K Senior Convertible Preferred Stock (the “Series K Preferred Stock”), so long as the net proceeds of such issuance are utilized to repay outstanding Advances (as defined in the PNC Agreement) and to use Advances to make a recallable equity investment in Mobitec AB on or after the PNC Effective Date in an amount not to exceed, if DRI receives gross proceeds from the issuance of the Series K Preferred Stock of (i) no more than $3.5 million, $1 million, (ii) $5 million, $1.5 million, and (iii) in excess of $3.5 million but less than $5 million, $1 million plus the lesser of (a) $500,000 and (b) an amount determined by multiplying (x) the quotient (expressed as a percentage) of (1) the amount by which gross proceeds from the issuance of Series K Preferred Stock exceeds $3.5 million, divided by (2) $1.5 million, by (y) $500,000 (the foregoing clauses (i) through (iii) collectively referred to as the “Contribution Amount”); provided , however , that (x) the amount of the proceeds applied to repay Advances must be equal to or greater than the Contribution Amount and (y) the amount of the proceeds as applied to prepay the Term Loan (as defined in Note 7) may not exceed the Prepayment Amount, as defined below; and

•	Obtain PNC’s consent to the prepayment of the Term Loan with a portion of the proceeds of the Series K Preferred Stock in an amount not to exceed the Prepayment Amount;

The Prepayment Amount shall be an amount that is dependent upon the gross proceeds that DRI receives from the issuance of the Series K Preferred Stock, as follows: if DRI receives gross proceeds from the issuance of the Series K Preferred Stock of (i) no more than $3.5 million, $250,000, (ii) $5 million, $1 million, and (iii) in excess of $3.5 million, but less than $5 million, $250,000 plus the lesser of (a) $750,000 and (b) an amount determined by multiplying (x) the quotient (expressed as a percentage) of (1) the amount by which gross proceeds from the issuance of the Series K Preferred Stock exceed $3.5 million, divided by (2) $1.5 million, by (y) $750,000 (the foregoing clauses (i) through (iii) are collectively referred to as the “Prepayment Amount”);

In addition to the above consents, the PNC Amendment also:

•	Allows the Borrowers to make dividends or distributions to DRI to enable DRI to pay up to the sum of (a) $150,000 plus (b) the result of 9.5% of the amount of the Series K Preferred Stock issued by DRI on or prior to October 31, 2009;

•	Permits the Borrowers and DRI to enter into any transaction, capital contribution, investment and transfers which, in the aggregate for all such events, do not exceed $2 million plus the Contribution Amount; and

•	Permits DRI to adopt the Certificate of Designation of, and amend its Articles of Incorporation to authorize, the Series K Preferred Stock.
     On October 13, 2009, 50 shares of Series J Preferred with a liquidation value of $250,000 were converted into 110,600 shares of the Company’s Common Stock. On October 29, 2009, 40 shares of Series J Preferred with a liquidation value of $200,000 were converted into 88,480 shares of the Company’s Common Stock. As a result of these conversions, there are no shares of Series J Preferred outstanding.
     On October 26, 2009 (the “Closing Date”), the Company sold an aggregate of 160 shares of the Company’s newly designated Series K Preferred Stock, par value $0.10 per share, to multiple outside investors pursuant to a subscription agreement with each investor. The gross proceeds to the Company were $800,000, which are being used for general corporate working capital purposes and to be applied toward partial payment of the Term Loan with BHC. In addition to the subscription agreement, the Company entered into a registration rights agreement with each Series K Preferred Stock investor pursuant to which the Company agreed that upon written demand from each Series K Preferred Stock investor, the Company will register the shares of Series K Preferred Stock issued to the Series K Preferred Stock investor pursuant to the subscription agreement (the “Registrable Securities”) for resale by the Series K Preferred Stock investor under the Securities Act of 1933, as amended (the “Securities Act”). The Company also agreed that it will register the Registrable Securities if the Company registers any of its securities under the Securities Act in connection with a public offering of the Company’s Common Stock during the one (1) year period following the Closing Date.
     Series K Preferred Stock is convertible at any time at the option of the holder, into shares of Common Stock at a conversion price of $2.50 per share of Common Stock, subject to certain adjustments. Holders of Series K Preferred Stock are entitled to voting rights on any matters on which holders of Common Stock are entitled to vote, based upon the quotient obtained by dividing the liquidation preference by the conversion price. Outstanding shares of Series K Preferred Stock shall automatically convert to shares of the Company’s Common Stock if the closing bid price for the Common Stock on The NASDAQ Stock Market (or other exchange or market on which the Common Stock may be traded) for any consecutive twenty (20) day period exceeds $5.00. Holders of Series K Preferred Stock are entitled to receive cumulative quarterly dividends payable in cash or additional shares of Series K Preferred Stock, at the option of the holder, when and if declared by the Board of Directors, at a rate of 9.5% per annum on the liquidation value of $5,000 per share. With respect to the payment of dividends and liquidation, the Series K Preferred Stock ranks prior and superior to the Company’s Series AAA Preferred, Series E Preferred, Series G Preferred, Series H Preferred, Series J Preferred, and Common Stock. The Company has the right to redeem all or any portion of the outstanding shares of Series K Preferred Stock at its discretion.
     On November 2, 2009, using proceeds from the sale of Series K Preferred Stock, the Borrowers paid $250,000 of the outstanding principal balance of the Term Loan with BHC. In addition to the principal payment, pursuant to terms of the BHC Agreement, the Borrowers paid a termination fee of $20,000 to BHC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT ARE IN ITEM 1 OF THIS QUARTERLY REPORT AND IN THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008 AND THE COMPANY’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERS ENDED MARCH 31, 2009 AND JUNE 30, 2009.
Business — General
     Through its business units and wholly-owned subsidiaries, DRI designs, manufactures, sells, and services information technology products either directly or through manufacturers’ representatives or distributors. DRI produces passenger information communication products under the Talking Bus®, TwinVision®, VacTell® and Mobitec® brand names, which are sold to transportation vehicle equipment customers worldwide.
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
     The Company believes there were no significant changes during the nine-month period ended September 30, 2009 to the items disclosed as critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2008 Annual Report.

Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Topic 105, “Generally Accepted Accounting Principles”, (formerly referred to as SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). ASC Topic 105 establishes the ASC as the source of authoritative principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC Topic 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC Topic 105 did not have a material impact on our consolidated financial statements for the three and nine months ended September 30, 2009.
     On February 12, 2008, the FASB issued ASC Topic 820-10-15, “Fair Value Measurements and Disclosures”, (formerly referred to as FASB Staff Position (“FSP”) No. FAS 157-2, “Effective date of FASB Statement No. 157”), which delayed the effective date of ASC Topic 820-10, (formerly referred to as SFAS No. 157), for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until 2009. The Company adopted the provisions of ASC Topic 820-10 for nonfinancial assets and nonfinancial liabilities effective January 1, 2009. The adoption of ASC Topic 820-10 with respect to nonfinancial assets and nonfinancial liabilities did not have a significant impact on our results of operations or financial condition.
     In December 2007, the FASB issued ASC Topic 805-10, “Business Combinations”, (formerly referred to as SFAS No. 141(R)). ASC Topic 805-10 retains the underlying concepts of prior guidance in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting; but ASC Topic 805-10 changed the method of applying the acquisition method in a number of significant aspects. ASC Topic 805-10 requires companies to recognize, with certain exception, 100% of the fair value of the assets acquired, liabilities assumed and non-controlling interest in acquisitions of less than 100% controlling interest when the acquisition constitutes a change in control; measure acquirer shares issued as consideration for a business combination at fair value on the date of the acquisition; recognize contingent consideration arrangements at their acquisition date fair value, with subsequent change in fair value generally reflected in earnings; recognition of reacquisition loss and gain contingencies at their acquisition date fair value; and expense, as incurred, acquisition related transaction costs. We adopted the provisions of ASC Topic 805-10 effective January 1, 2009 and accounted for the acquisition of the remaining 50% interest in Mobitec Brazil Ltda under the provisions of ASC Topic 805-10 (see Note 2 to the accompanying consolidated financial statements for further discussion of this acquisition).
     In December 2007, the FASB issued ASC Topic 810-10-65, “Consolidation”, (formerly referred to as SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51”). ASC Topic 810-10-65 establishes new standards that govern the accounting for and reporting of (1) noncontrolling interest in partially-owned consolidated subsidiaries and (2) loss of control of subsidiaries. ASC Topic 810-10-65 requires that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interest of the noncontrolling owners separately within the consolidated statement of position within equity, but separate from the parent’s equity and separately on the face of the consolidated income statement. Further, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary should be accounted for consistently and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary should be initially measured at fair value. We adopted the provisions of ASC Topic 810-10-65 effective January 1, 2009 and accounted for the acquisition of the remaining 50% interest in Mobitec Brazil Ltda under the provisions of ASC Topic 810-10-65 (see Note 2 to the accompanying consolidated financial statements for further discussion of this acquisition). The adoption of ASC Topic 810-10-65 impacted the accompanying consolidated financial statements for all periods presented as follows:
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
     In March 2008, the FASB issued ASC Topic 815-10, “Derivatives and Hedging”, (formerly referred to as SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133”), which is effective on a prospective basis for fiscal years and interim periods beginning after November 15, 2008. ASC Topic 815-10 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand such effects on financial position, financial performance and cash flow. We adopted the provisions of ASC Topic 815-10 effective January 1, 2009. The adoption of ASC Topic 815-10 did not have a material impact on our results of operations or financial condition.
     In April 2008, the FASB issued ASC Topic 350-30-65, “Intangibles-Goodwill and Other”, (formerly referred to as FSP FAS 142-3,“Determination of the Useful Life of Intangible Assets”) ASC Topic 350-30-65 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. ASC Topic 350-30-65 is effective for fiscal years beginning after December 15, 2008. We adopted the provisions of ASC Topic 350-30-65 effective January 1, 2009. The adoption of ASC Topic 350-30-65 did not have a material impact on our results of operations or financial condition.
     In June 2008, the FASB issued ASC Topic 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity”, (formerly referred to as Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”). ASC Topic 815-40 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under ASC Topic 815-10-15 (formerly referred to as SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”). ASC Topic 815-40 is effective for financial statements issued for fiscal years beginning after December 15, 2008. In conjunction with a loan agreement pursuant to which a $5.0 million term loan was obtained in June 2008, the Company issued the lender warrants to purchase up to 350,000 shares of our Common Stock. These warrants were determined to be a derivative instrument based on the clarification within ASC Topic 815-40. As of January 1, 2009, the fair value of these warrants was reclassified from equity to a current liability and a cumulative effect adjustment to retained earnings was recorded for the change in the fair value of the warrants. During the period in which the warrants are classified as a liability, the fair value of the warrants will be periodically remeasured with any changes in value recognized in other income (loss) in the consolidated financial statements. See the “Fair Value of Assets and Liabilities” section of Note 1 to the accompanying consolidated financial statements for further discussion of accounting treatment of these warrants.
     In May 2009, the FASB issued ASC Topic 855-10, “Subsequent Events”, (formerly referred to as SFAS No. 165, “Subsequent Events”). ASC Topic 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC Topic 855-10 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of ASC Topic 855-10 did not have an impact on our consolidated financial statements for the three and nine months ended September 30, 2009, as it is our continuing policy to evaluate subsequent events through the date our financial statements are issued. For the quarterly period ended September 30, 2009, we have evaluated subsequent events through November 16, 2009, which is the date our financial statements were issued and filed with the SEC.
     In April 2009, the FASB issued ASC Topic 825-10-65, “Financial Instruments”, (formerly referred to as FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”) ASC Topic 825-10-65 enhances consistency in financial reporting by increasing the frequency of fair value disclosures. ASC Topic 825-10-65 relates to fair value disclosures for any financial instruments that are not currently reflected on a company’s balance sheet at fair value. ASC Topic 825-10-65 requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirement under ASC Topic 825-10-65 was effective for the Company beginning with the interim reporting period ended June 30, 2009.
     In September 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-06, “Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities”. ASU 2009-06 provides additional implementation guidance on accounting for uncertainty in income taxes and eliminates the disclosures required by paragraph ASC Topic 740-10-50-15(a) through (b) for nonpublic entities. The Company believes the adoption of ASU 2009-09 will not have a material impact on its consolidated financial statements.
     In October 2009, the FASB issued ASU 2009-13, which amends ASC Topic 605, “Revenue Recognition”, to require companies to allocate the overall consideration in multiple-element arrangements to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption will be permitted. The Company is in the process of determining the effect, if any, the adoption of ASU 2009-13 will have on its consolidated financial statements.
     In October 2009, the FASB issued ASU 2009-14, which amends ASC Topic 985-605, “Software-Revenue Recognition”, to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. ASU 2009-14 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption will be permitted. The Company is in the process of determining the effect, if any, the adoption of ASU 2009-14 will have on its consolidated financial statements.

Results of Operations
     Management reviews a number of key indicators to evaluate the Company’s financial performance, including net sales, gross profit and selling, general and administrative expenses. The following table sets forth the percentage of our revenues represented by certain items included in our Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.7	65.4	68.7	65.3

Gross profit	33.3	34.6	31.3	34.7

Operating expenses:
Selling, general and administrative	23.1	25.5	25.9	25.3
Research and development	0.7	1.1	0.8	1.3

Total operating expenses	23.8	26.6	26.7	26.6

Operating income	9.5	8.0	4.6	8.1
Other income and expense	(3.3)	(1.6)	(2.7)	(1.2)

Income before income tax expense	6.2	6.4	1.9	6.9
Income tax expense	(1.0)	(1.5)	(0.3)	(2.1)

Net income	5.2	4.9	1.6	4.8
Net (income) loss attributable to noncontrolling interests	(0.8)	(0.9)	0.4	(0.9)

Net income attributable to DRI	4.4%	4.0%	2.0%	3.9%

COMPARISON OF OUR RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
     Net Sales and Gross Profit. Our net sales for the three months ended September 30, 2009, increased $2.8 million or 15%, from $18.8 million for the three months ended September 30, 2008, to $21.6 million for the three months ended September 30, 2009. The increase resulted from higher sales by our foreign subsidiaries of $1.8 million and by higher U.S. domestic sales of $955,000.
     The increase in sales by our foreign subsidiaries resulted from increased sales in the European market, primarily resulting from our European subsidiaries continuing to fulfill recently-announced large orders for end-users in Dubai, and increased sales in India, where fulfillment has begun on orders received in fiscal year 2009. The increased sales in these markets were partially offset by decreased sales in the South America market, particularly in Brazil, where some order scale-back was experienced beginning in the third quarter of 2008 due to economic issues in that market. The increase in international sales is inclusive of a decrease due to foreign currency fluctuations for the quarter ended September 30, 2009 of approximately $1.6 million. DRI does not use currency hedging tools. Each of our foreign subsidiaries primarily conducts business in their respective functional currencies thereby reducing the impact of foreign currency transaction differences. If the U.S. dollar strengthens compared to the foreign currencies converted, it is possible the total sales reported in U.S. dollars could decline.
     The increase in U.S. sales for the quarter ended September 30, 2009 as compared to the quarter ended September 30, 2008 continues a trend we have seen in recent periods which we believe is due to the favorable impact of increased transit funding under the Safe, Accountable, Flexible, Efficient, Transportation Equity Act — A Legacy for Users (“SAFETEA-LU”) and, to some extent, funding under the American Recovery and Reinvestment Act of 2009, as well as the favorable influence of high fuel prices on transit ridership. We believe the enactment of SAFETEA-LU and the record-high funding increases for transit, in addition to higher fuel prices, have had a favorable impact on our business and have contributed to increased sales opportunities in the U.S. market for many of our products.
     Our gross profit for the three months ended September 30, 2009 of $7.2 million increased $705,000, or 10.8%, from $6.5 million for the three months ended September 30, 2008. The increase in gross profit was attributed to an increase in foreign gross profits of $416,000 and an increase in U.S. domestic gross profits of $289,000. As a percentage of sales, our gross profit was 33.3% of our net sales for the three months ended September 30, 2009 as compared to 34.6% for the three months ended September 30, 2008.
     The U.S. gross profit as a percentage of sales for the three months ended September 30, 2009 was 33.8% as compared to 34.2% for the three months ended September 30, 2008. Gross margins increased in the third quarter of 2009 as a result of a variation in sales mix whereby we had increased sales of engineered systems and related products to end-user customers in the third quarter of 2009 as compared to the third quarter of 2008. Sales to end-user customers yield higher margins than sales to OEM’s. As certain elements of engineered system projects are delivered, gross margins on these projects can vary depending on the product or service delivered. In the third quarter of 2009, more deliveries of higher-margin elements were completed, which also contributed to an increase in gross margins. These increases in gross margins were offset by sales of lower-margin TFT screen products that our domestic subsidiaries delivered as part of the orders being fulfilled in cooperation with our international subsidiaries for a certain selected customer and as a result of higher labor absorption costs in the third quarter of 2009.

     The international gross profit as a percentage of sales for the three months ended September 30, 2009 was 33.1% as compared to 34.8% for the three months ended September 30, 2008. Decreases in gross margins in the third quarter of 2009 compared to the third quarter of 2008 resulted primarily from (1) margins on fulfillment of the Dubai orders previously mentioned being lower than margins typically realized on sales of similar products, (2) margins on fulfillment of orders in India previously mentioned being lower than margins typically realized as a result of strong competition in that market, (3) higher freight costs on shipments of products to certain customers and (4) higher labor absorption costs due to an increase in temporary production employees to meet increased production demands of the increased sales previously mentioned. These decreases were partially offset by increases in margin resulting from (1) increased sales in certain European and Nordic markets, which are markets that generally yield higher margins than other international markets and (2) improved margins in the South America market where better economic conditions have emerged.
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
     Selling, General and Administrative. Our selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2009, of $5.0 million, increased $202,000, or 4.2%, from $4.8 million for the three months ended September 30, 2008. This increase is net of a decrease in SG&A expenses due to foreign currency exchange fluctuation of approximately $316,000. Exclusive of the decrease due to foreign currency exchange fluctuations, SG&A expenses have increased primarily due to (1) increased personnel-related expenses of approximately $423,000 resulting from an increase in personnel as well as salary and wage increases for current employees throughout the last quarter of 2008 and the first three quarters of 2009, (2) increased audit, accounting and tax fees of approximately $69,000 resulting primarily from the engagement of outside firms to provide due diligence and audit services in connection with the acquisition of the remaining 50% interest of Mobitec Brazil Ltda and the engagement of an outside firm to provide global tax planning consulting services, (3) an increase of approximately $129,000 in outside consulting fees resulting primarily from consultants engaged to assist in product customization, (4) increased amortization of deferred finance costs of approximately $38,000 resulting from additional costs incurred in connection with amendments to our domestic debt agreements in 2009, (5) increased compensation expense of approximately $32,000 recorded under ASC Topic 718-20 as a result of stock options issued in the second quarter of 2009, (6) increased legal fees of approximately $159,000, resulting primarily from the engagement of legal counsel in connection with the acquisition of the remaining 50% interest of Mobitec Brazil Ltda and (7) increased rent expense of $37,000 due to rental of larger building space in India. These increases were partially offset by a reduction in expenses in connection with a legal settlement in Australia of $184,000 recorded to SG&A expenses in the third quarter of 2008 and a reduction of expenses in connection with a reduction of Mobitec Brazil Ltda’s foreign tax settlement of $231,000 recorded to SG&A expenses in the third quarter of 2009.
     Research and Development Expenses. Our research and development expenses of $160,000 for the three months ended September 30, 2009, represented a decrease of $39,000, or 19.6%, from $199,000 for the three months ended September 30, 2008. This category of expense includes internal engineering personnel and outside engineering expense for software and hardware development, sustaining product engineering, and new product development. During the three months ended September 30, 2009, salaries and related costs of certain engineering personnel who were used in the development of software met the capitalization criteria of ASC Topic 985-20, “Costs of Computer Software to be Sold, Leased, or Marketed.” The total amount of personnel and other expense capitalized in the three months ended September 30, 2009, of $583,000, increased $176,000, from $407,000 for the three months ended September 30, 2008. In aggregate, research and development expenditures for the three months ended September 30, 2009 were $743,000 as compared to $606,000 for the three months ended September 30, 2008.
     Operating Income (Loss). The net change in our operating income for the three months ended September 30, 2009, was an increase of $542,000 from net operating income of $1.5 million for the three months ended September 30, 2008, to net operating income of $2.0 million for the three months ended September 30, 2009. The increase in operating income is due to increased sales and gross profit and a decrease in research and development expenses partially offset by increased SG&A expenses as previously described.
     Other Income (Loss), Foreign Currency Gain (Loss), and Interest Expense. Other income and expense decreased $505,000 from ($204,000) for the three months ended September 30, 2008 to ($709,000) for the three months ended September 30, 2009, due to a decrease of $69,000 in other income, a decrease of $468,000 in foreign currency gain, and a decrease of $32,000 in interest expense. In the third quarter of 2009 as compared to the third quarter of 2008, interest expense decreased primarily as a result of lower interest rates on both domestic and foreign debt and lower overall debt balances on our foreign debt. This decrease was partially offset by the accrual of a termination fee that is payable pursuant to the terms of our domestic term loan agreement entered into in June 2008, which is being recorded to interest expense.
     Income Tax (Expense) Benefit. Net income tax expense was $212,000 for the three months ended September 30, 2009, compared to net income tax expense of $291,000 for the three months ended September 30, 2008. The tax expense reported for the three months ended September, 2009, is based on our projected annual effective tax rate for fiscal year 2009 and also includes expense or benefit recorded to the provision for uncertain tax positions in foreign jurisdictions. Our projected annual effective tax rate is sensitive to variations in the estimated and actual level of annual pre-tax income, variations in the tax jurisdictions in which the pre-tax income is recognized, and various discrete income tax expenses that may need to be recorded from time to time. As these variations occur, the effective tax rate and the resulting income tax expense recorded can vary significantly from period to period. The Company’s income tax expense for the three months ended September 30, 2009 and September 30, 2008 is primarily driven by income taxes in foreign tax jurisdictions.
     Net Income (Loss) Applicable to Common Shareholders. The net change in net income applicable to common shareholders for the three months ended September 30, 2009, was an increase of $218,000 from net income of $662,000 for the three months ended September 30, 2008, to net income of $880,000 for the three months ended September 30, 2009.
COMPARISON OF OUR RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
     Net Sales and Gross Profit. Our net sales for the nine months ended September 30, 2009, increased $1.5 million or 2.7%, from $54.9 million for the nine months ended September 30, 2008, to $56.4 million for the nine months ended September 30, 2009. The increase resulted from higher U.S. domestic sales of $3.7 million partially offset by lower sales by our foreign subsidiaries of $2.2 million.
     The decrease in international sales is inclusive of a decrease due to foreign currency fluctuations for the period ended September 30, 2009 of approximately $6.3 million. Exclusive of this decrease resulting from foreign currency fluctuations, sales by our foreign subsidiaries increased approximately $4.1 million in the first nine months of 2009 compared to the first nine months of 2008. The increase in international sales resulted from (1) increased sales in the European market, primarily resulting from our European subsidiaries fulfilling orders for delivery to end-users in Dubai and (2) increased sales in the Asia-Pacific market and in India, where fulfillment has begun on orders received in fiscal year 2009. Increased sales in these markets were partially offset by decreased sales in the South America market, primarily in Brazil, where some order scale-back was experienced in the first half of 2009 due to economic issues in that market. DRI does not use currency hedging tools. Each of our foreign subsidiaries primarily conducts business in their respective functional currencies thereby reducing the impact of foreign currency transaction differences. If the U.S. dollar strengthens compared to the foreign currencies converted, it is possible the total sales reported in U.S. dollars could decline.
     The increase in U.S. sales for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 continues a trend we have seen in recent periods which we believe is due to the favorable impact of increased transit funding under SAFETEA-LU and, to some extent, funding under the American Recovery and Reinvestment Act of 2009, as well as the favorable influence of high fuel prices on transit ridership. We believe the enactment of SAFETEA-LU and the record-high funding increases for transit, in addition to higher fuel prices, have had a favorable impact on our business and have contributed to increased sales opportunities in the U.S. market for many of our products.
     Our gross profit for the nine months ended September 30 2009 of $17.6 million, decreased $1.5 million, or 7.6%, from $19.1 million for the nine months ended September 30, 2008. The decrease in gross profit was attributed to a decrease in foreign gross profits of $1.2 million and a decrease in U.S. domestic gross profits of $289,000. As a percentage of sales, our gross profit was 31.3% of our net sales for the nine months ended September 30, 2009 as compared to 34.7% for the nine months ended September 30, 2008.
     The U.S. gross profit as a percentage of sales for the nine months ended September 30, 2009 was 29.2% as compared to 35.4% for the nine months ended September 30, 2008. Substantially all of the increase in sales in the U.S. in the first nine months of 2009, when compared to the first nine months of 2008, resulted from increased sales of electronic destination sign systems and related products, which yield lower margins than other products sold by the Company. Additionally, the following factors contributed to the decrease in U.S. gross profit percentage in the first nine months of 2009 as compared to the first nine months of 2008: (1) a variation in sales mix on multiple deliverable engineered systems projects resulted in lower gross margins in the first nine months of 2009. As certain elements of these projects are delivered, gross margins on these projects can vary depending on the product or service delivered. In the first nine months of 2009, more deliveries of lower-margin elements were completed, resulting in lower than usual margins for these engineered systems projects and (2) higher labor absorption costs in the first nine months of 2009 resulting from increased sustained engineering work performed on new engineered system products recently introduced into the market. All of these factors contributed to a decreased U.S. gross profit percentage in the first nine months of 2009 when compared to the first nine months of 2008.
     The international gross profit as a percentage of sales for the nine months ended September 30, 2009 was 33.0% as compared to 34.3% for the nine months ended September 30, 2008. The decrease in international margins is reflective of a variation in product and customer mix and a variation in geographical dispersion of product sales that resulted in lower margins in the first nine months of 2009 compared to the first nine months of 2008. Fulfillment of orders for delivery to end-users in Dubai and fulfillment of orders in India which, as previously mentioned, produced lower margins than those typically realized on sales of similar products, have been primary contributors to the decrease in international gross profit. Higher labor absorption costs due to an increase in temporary production employees to meet increased production demands of the increased sales previously mentioned have also contributed to the decrease in international gross profits in the first nine months of 2009 compared to the first nine months of 2008.

     Selling, General and Administrative. Our SG&A expenses for the nine months ended September 30, 2009, of $14.6 million, increased $707,000, or 5.1%, from $13.9 million for the nine months ended September 30, 2008. This increase is net of a decrease in SG&A expenses due to foreign currency exchange fluctuation of approximately $1.8 million. Exclusive of the decrease due to foreign currency exchange fluctuations, SG&A expenses have increased primarily due to (1) increased personnel-related expenses of approximately $1.4 million resulting from an increase in personnel as well as salary and wage increases for current employees throughout the last quarter of 2008 and the first three quarters of 2009, (2) increased travel expenses of approximately $144,000 and increased promotion, advertising, and business development costs of approximately $104,000, as the Company continues its efforts to market the Company on a global basis, (3) increased amortization of deferred finance costs of approximately $115,000 resulting from additional costs incurred in connection with amendments to our domestic debt agreements in 2009, (4) increased compensation expense of approximately $158,000 recorded under ASC Topic 718-20 as a result of stock options issued in the third quarter of 2008 and the second quarter of 2009, (5) increased audit, accounting and tax fees of approximately $193,000 resulting primarily from the engagement of outside firms to provide due diligence and audit services in connection with the acquisition of the remaining 50% interest of Mobitec Brazil Ltda and the engagement of an outside firm to provide global tax planning consulting services, (6) an increase of approximately $227,000 in outside consulting fees resulting primarily from consultants engaged to assist in product customization, (7) increased tax and related expenses of approximately $136,000 resulting from estimated tax liabilities recorded in the first nine months of 2009, and (8) increased legal fees of approximately $100,000, resulting primarily from the engagement of legal counsel in connection with the acquisition of the remaining 50% interest of Mobitec Brazil Ltda. These increases were partially offset by a reduction in expenses in connection with a legal settlement in Australia of $184,000 recorded to SG&A expenses in the third quarter of 2008 and a reduction of expenses in connection with a reduction of Mobitec Brazil Ltda’s foreign tax settlement of $231,000 recorded to SG&A expenses in the third quarter of 2009.
     Research and Development Expenses. Our research and development expenses of $428,000 for the nine months ended September 30, 2009, represented a decrease of $295,000, or 40.8%, from $723,000 for the nine months ended September 30, 2008. This category of expense includes internal engineering personnel and outside engineering expense for software and hardware development, sustaining product engineering, and new product development. During the nine months ended September 30, 2009, salaries and related costs of certain engineering personnel who were used in the development of software met the capitalization criteria of ASC Topic 985-20, “Costs of Computer Software to be Sold, Leased, or Marketed.” The total amount of personnel and other expense capitalized in the nine months ended September 30, 2009, of $1.5 million, increased $420,000, from $1.1 million for the nine months ended June 30, 2008. In aggregate, research and development expenditures for the nine months ended September 30, 2009 were $1.9 million as compared to $1.8 million for the nine months ended September 30, 2008.
     Operating Income (Loss). The net change in our operating income for the nine months ended September 30, 2009, was a decrease of $1.8 million from net operating income of $4.4 million for the nine months ended September 30, 2008, to net operating income of $2.6 million for the nine months ended September 30, 2009. The decrease in operating income is due to decreased gross profit and increased SG&A expenses partially offset by a decrease in research and development expenses as previously described.
     Other Income (Loss), Foreign Currency Gain (Loss), and Interest Expense. Other income and expense decreased $866,000 from ($632,000) for the nine months ended September 30, 2008 to ($1.5 million) for the nine months ended September 30, 2009, due to a decrease of $250,000 in other income, a decrease of $608,000 in foreign currency gain, and an increase of $8,000 in interest expense. In the first nine months of 2008, interest expense of $54,000 was recorded to amortize the fair value of a beneficial conversion feature of a debenture that was converted to Common Stock; this resulted in a decrease in interest expense in the first nine months of 2009 as compared to the first nine months of 2008. This decrease partially offset increased interest expense in the first nine months of 2009 as a result of increased borrowings on lines of credit and under new loan agreements.
     Income Tax (Expense) Benefit. Net income tax expense was $174,000 for the nine months ended September 30 2009, compared to net income tax expense of $1.2 million for the nine months ended September 30, 2008. The tax expense reported for the nine months ended September 30, 2009, is based on our projected annual effective tax rate for fiscal year 2009 and also includes expense or benefit recorded to the provision for uncertain tax positions in foreign jurisdictions. Our projected annual effective tax rate is sensitive to variations in the estimated and actual level of annual pre-tax income, variations in the tax jurisdictions in which the pre-tax income is recognized, and various discrete income tax expenses that may need to be recorded from time to time. As these variations occur, the effective tax rate and the resulting income tax expense recorded can vary significantly from period to period. The Company’s income tax expense for the nine months ended September 30, 2009 and September 30, 2008 is primarily driven by income taxes in foreign tax jurisdictions.
     Net Income (Loss) Applicable to Common Shareholders. The net change in net income applicable to common shareholders for the nine months ended September 30, 2009, was a decrease of $825,000 from net income of $1.7 million for the nine months ended September 30, 2008, to net income of $869,000 for the nine months ended September 30, 2009.

Industry and Market Overview
     The Safe, Accountable, Flexible, Efficient, Transportation Equity Act — A Legacy for Users (“SAFETEA-LU”) is the primary program funding the U.S. public surface transit market at the federal level. SAFETEA-LU promotes the development of modern, expanded, intermodal public transit systems nationwide and also designates a wide range of tools, services, and programs intended to increase the capacity of the nation’s mobility systems. SAFETEA-LU guaranteed a record level $52.6 billion in funding for public transportation through federal fiscal year 2009, including approximately $10.3 billion to fund federal transit programs in federal fiscal year 2009. Further, the American Recovery and Reinvestment Act of 2009 (the “ARRA”) included $8.4 billion reserved for U.S. public transportation infrastructure projects, of which approximately $6.9 billion was authorized for use in our core served U.S. market. The Company’s domestic subsidiaries initially saw an increase in customer requests for estimates, quotes and proposals as a direct result of the ARRA funding. The actual rate of conversion of those quotes and proposals into firm orders has been slower than expected. Additionally, we cannot determine with any certainty that certain projects would or would not have materialized in absence of the ARRA funding. However, we estimate that, currently, ARRA projects have led to new orders, deliverable to a small extent in 2009, and mostly in 2010, totaling between $2.8 million and $5.5 million. Further, we expect additional order activity under the program to materialize in the balance of 2009. We believe the funding under SAFETEA-LU and the ARRA, led to a favorable and increasing market for most of our products in the US segment of our served market. This was further propelled, in our opinion, by generally increasing ridership on transit systems worldwide.
     According to reports from the American Public Transportation Association (“APTA”), the U.S. House Appropriations Subcommittee on Transportation, Housing and Urban Development and Related Agencies Appropriations marked-up its annual appropriations bill on July 13, 2009. For fiscal year 2010, the bill provides $10.484 billion for federal transit programs, roughly a 1 percent increase over the fiscal year 2009 level, as well as $4 billion for high speed rail. Likewise, the Senate subsequently passed its measure. Final passage and reconciliation was expected to occur when Congress reconvened after its August 2009 recess. However, instead of final passage and reconciliation, a continuing resolution was utilized to continue funding to December 18. We presently expect, and APTA indicates likelihood of such, that an omnibus appropriations bill will be utilized to fund most federal agencies for a period after December 18.
     SAFETEA-LU federal funding authorizing legislation expired at September 30, 2009. Extension of the expiring legislation is effective under the previously mentioned continuing resolutions. Further extension is under active consideration and, according to APTA, is likely to be authorized for six or more months, although there can be no assurance or guarantee of such.
     New authorizing legislation has been prepared by the U.S. House Committee on Transportation & Infrastructure, which has released its proposal for the next surface transportation authorization bill to replace SAFETEA-LU. The proposal, “A Blueprint for Investment and Reform,” recommends a $450 billion investment in surface transportation programs over a six-year period, including $99.8 billion for public transportation programs which, if enacted, would approximate a 90 percent increase over present SAFETEA-LU levels. The bill recommends an additional $50 billion to create a national high speed rail network. Funding ways and means for the proposed legislation must still be addressed. There can be no assurance that new legislation will materialize and final passage of any form of new legislation is not expected to occur until well into the 2010 federal fiscal year or possibly even beyond. Extensions of the expired legislation are, according to APTA, more likely than not to occur as the year 2010 progresses and ways and means to finance a new longer term legislation can be determined. Such extensions or continuing resolutions may be for periods of weeks to months at a time including consideration for a mid-length extension of six or more months. The Company’s senior management is involved in development of new legislation through active participation in APTA and continues to monitor the development of the new legislation and its potential impact on the Company’s future operating results. Currently, management believes that such legislative issues will have minimal impact on the U.S. market at least into 2011.
     Sales by our international subsidiaries have increased by approximately 12% in the first nine months of 2009 compared to the first nine months of 2008 (after giving effect to changes in currency exchange rates) as we continue to seek opportunities to expand our presence internationally, both in current served markets and in new markets around the globe. Our international operations have seen some customer procurement plan revisions, including rescheduling of delivery dates and some scale-back. Some of this was due, in the opinion of management, at least partially to the global economic slowdown in certain specific international market sectors. However, certain international and domestic customer rescheduling of orders has recently been experienced primarily for reasons other than economic circumstances, thus potentially pushing some deliveries originally expected in the fourth quarter of 2009 into 2010. This directly impacts previously updated revenue and earnings pre share guidance for 2009 and, while the fourth quarter is expected to be profitable and a substantial improvement over the same quarter of 2008, may lead to earnings per share being reduced from prior guidance. While such issues as these can and do occasionally impact the Company, we believe long-term market drivers for the global transit industry, which include traffic grid-lock, high fuel prices, environmental issues, economic issues and the need to provide safe and secure transportation systems, continue to suggest a favorable overall long term trend and environment for DRI, and we remain optimistic about the Company’s prospects in the global transit and transportation markets.

OUR LIQUIDITY AND CAPITAL RESOURCES
Cash Flows for the Nine Months Ended September 30, 2009 and 2008
     Our operating activities provided net cash of $2.6 million and $1.3 million for the nine months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009, cash used in operating activities primarily resulted from an increase in accounts receivable of $3.8 million due mostly to a significant increase in sales in the third quarter, an increase in inventories of $1.9 million to meet the demands of our increased backlog, an increase in prepaids and other current assets of $410,000, an increase in other receivables of $960,000 due to an increase in unbilled receivables, an increase in other assets of $35,000, and a decrease in the foreign tax settlement of $449,000. Sources of cash from operations primarily resulted from an increase in accounts payable of $5.9 million, consistent with the increase in inventories, and an increase in accrued expenses of $869,000 due to higher accrued payroll costs as a result of an increase in personnel and higher accrued commissions as a result of higher sales. Non-cash expense items totaling $2.4 million were primarily related to depreciation and amortization, stock-based compensation expense, loan termination fees, inventory obsolescence charges, a change in the fair value of the warrant liability, and a loss on foreign currency translation.
     Our investing activities used cash of $1.6 million and $1.5 million for the nine months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, the primary uses of cash were for expenditures relating to internally developed software and purchases of computer, test, and office equipment. We do not anticipate any significant change in expenditures for or sales of capital equipment in the near future.
     Our financing activities provided (used) net cash of ($202,000) and $1.5 million for the nine months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009, our primary sources of cash were from borrowings under new loan agreements and asset-based lending agreements for both our U.S. and our foreign subsidiaries. Our primary uses of cash for financing activities were payment of dividends and repayment of borrowings under the asset-based lending agreements.
Significant Financing Arrangements
     The Company’s primary source of liquidity and capital resources has been from financing activities. The Company has agreements with lenders under which revolving lines of credit have been established to support the working capital needs of our current operations. These lines of credit are as follows:
•	Our wholly-owned subsidiaries Digital Recorders, Inc. and TwinVision of North America, Inc. (collectively, the “Borrowers”) have in place a three-year, asset-based lending agreement (the “PNC Agreement”) with PNC Bank, National Association (“PNC”). DRI has agreed to guarantee the obligations of the Borrowers under the PNC Agreement. The PNC Agreement provides up to $8.0 million in borrowings under a revolving credit facility and is secured by substantially all tangible and intangible U.S. assets of the Company. Borrowing availability under the PNC Agreement is based upon an advance rate equal to 85% of eligible domestic accounts receivable of the Borrowers plus 75% of eligible foreign receivables of the Borrowers, limited to the lesser of $2.5 million or the amount of coverage under acceptable credit insurance policies of the Borrowers, as determined by PNC in its reasonable discretion, plus 85% of the appraised net orderly liquidation value of inventory of the Borrowers, limited to $750,000. The PNC Agreement provides for one of two possible interest rates on borrowings: (1) an interest rate based on the rate (the “Eurodollar Rate”) at which U.S. dollar deposits are offered by leading banks in the London interbank deposit market (a “Eurodollar Rate Loan”) or (2) interest at a rate (the “Domestic Rate”) based on either (a) the base commercial lending rate of PNC, or (b) the open rate for federal funds transactions among members of the Federal Reserve System, as determined by PNC (a “Domestic Rate Loan”). The actual annual interest rate for borrowings under the PNC Agreement is (a) the Eurodollar Rate plus 3.25% for a Eurodollar Rate Loan and (b) the Domestic Rate plus 1.75% for Domestic Rate Loans. Interest is calculated on the principal amount of borrowings outstanding, subject to a minimum principal amount of $3.5 million. The PNC Agreement contains certain covenants and provisions with which we and the Borrowers must comply on a quarterly basis. At September 30, 2009, the outstanding principal balance on the revolving credit facility was approximately $2.1 million and remaining borrowing availability under the revolving credit facility was approximately $3.2 million.
•	Mobitec AB, the Company’s wholly-owned Swedish subsidiary, has credit facilities in place under agreements with Svenska Handelsbanken AB (“Handelsbanken”) pursuant to which it may currently borrow up to a maximum of 27.5 million krona, or approximately US$3.9 million (based on exchange rates at September 30, 2009). At September 30, 2009, borrowings due and outstanding under these credit facilities totaled 10.1 million krona (approximately US$1.4 million, based on exchange rates at September 30, 2009). Additional borrowing availability under these agreements at September 30, 2009 amounted to approximately US$2.5 million. These credit agreements renew annually on a calendar-year basis.
•	Mobitec GmbH, the Company’s wholly-owned subsidiary in Germany, has a credit facility in place under an agreement with Handelsbanken pursuant to which it may currently borrow up to a maximum of approximately 1.4 million Euro (approximately US$2.0 million, based on exchange rates at September 30, 2009). At September 30, 2009, borrowings due and outstanding under this credit facility totaled 563,000 Euro (approximately US$821,000, based on exchange rates at September 30, 2009). Additional borrowing availability under this credit facility at September 30, 2009 amounted to approximately US$1.2 million. The agreement under which this credit facility is extended has an open-ended term.

\

     Pursuant to terms of a Purchase Agreement to acquire the remaining 50% interest of Mobitec Brazil Ltda (see Note 2 to the accompanying consolidated financial statements), as part of the Consideration for this acquisition, Mobitec EP must pay $1 million to the Sellers on or before the Effective Date (as defined in Note 2). The Company plans to borrow funds on its domestic line of credit under the PNC Agreement to make this payment to the Sellers.
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
     For the quarter ended September 30, 2009, we and the Borrowers were not in compliance with the leverage ratio required to be maintained under terms of the PNC Agreement and the BHC Agreement. PNC agreed to amend the PNC Agreement to revise the leverage ratio required to be maintained for the quarter ended September 30, 2009 to 5.25 to 1.00. BHC agreed to waive the violation of the leverage ratio covenant for the quarter ended September 30, 2009.
     Management believes it is unlikely that we and the Borrowers will be in compliance with the leverage ratio required to be maintained under terms of the PNC Agreement and the BHC Agreement for the quarter ending December 31, 2009. Pursuant to terms of the PNC Agreement and the BHC Agreement, a covenant violation is a breach of the loan agreement and the lenders have the right to demand immediate payment of all outstanding balances due under these agreements. Management has disclosed this potential covenant violation to PNC and BHC and both lenders have indicated to management that they expect to waive such a covenant violation for the quarter ending December 31, 2009 or amend the applicable loan agreement to reflect a leverage ratio covenant with which we and the Borrowers will be able to comply for the quarter ending December 31, 2009. Although management expects PNC and BHC to waive such a covenant violation or amend the loan agreement as described herein, we can provide no assurance that any such waiver or amendment to the loan agreement will be executed by either PNC or BHC.
     On March 26, 2009, the BHC Warrant was amended (the “First Warrant Amendment”) to modify the exercise price at which BHC is entitled, under the terms of the BHC Warrant, to purchase an aggregate of 350,000 shares of DRI’s Common Stock, par value $0.10 per share. Pursuant to the terms of the First Warrant Amendment, BHC held the right to purchase (i) 200,000 shares of Common Stock at an exercise price equal to $1.00 per share, and (ii) 150,000 shares of Common Stock at an exercise price equal to $2.99 per share.
     Effective July 1, 2009, DRI and BHC agreed to an amendment of the BHC Warrant (the “Second Warrant Amendment”) which deleted the dilutive issuance provision (the “Provision”) contained in the BHC Warrant. Pursuant to the Provision, if DRI effected a dilutive issuance, as defined in the BHC Warrant, at any time while the BHC Warrant was outstanding, then the exercise price would be adjusted in accordance to the procedures described in the Provision. The Second Warrant Amendment also modified the exercise price at which BHC is entitled, under the terms of the BHC Warrant, as amended, to purchase an aggregate of 350,000 shares of Common Stock. Pursuant to the terms of the Second Warrant Amendment, BHC now holds the right to purchase (i) 200,000 shares of Common Stock at an exercise price equal to $1.00 per share, and (ii) 150,000 shares of Common Stock at an exercise price equal to $2.50 per share.
Series K Preferred Stock
     On October 26, 2009 (the “Closing Date”), the Company sold an aggregate of 160 shares of the Company’s newly designated Series K Preferred Stock, par value $0.10 per share, to multiple outside investors. The gross proceeds to the Company were $800,000, which are being used for general corporate working capital purposes and have been applied toward a $270,000 payment to BHC. Of the $270,000 payment to BHC, $250,000 was a payment of principal on the Term Loan with BHC and $20,000 was payment of a termination fee pursuant to terms of the BHC Agreement.
     The Company has designated 700 shares of its authorized preferred shares as Series K Preferred Stock, which would allow the Company to sell an additional 540 shares of Series K Preferred Stock resulting in $2.7 million of additional gross proceeds to the Company. The Company is currently pursuing additional sales of the Series K Preferred Stock with several investors, and we believe additional sales of the Series K Preferred Stock will occur. However, the number of additional shares of Series K Preferred Stock that will be sold in the future and, consequently, the amount of additional proceeds the Company will receive from future sales of Series K Preferred Stock, if any, cannot be determined. Any proceeds received from additional sales of Series K Preferred Stock, if any, will be used for general corporate working capital purposes.

Management Conclusion
     If we violate a loan covenant for the quarter ending December 31, 2009, as described herein, and are unable to obtain a waiver of such violation from PNC and BHC or unable to execute an amendment to the PNC Agreement or BHC Agreement to reflect a leverage ratio covenant with which we and the Borrowers can comply , one or both lenders could demand immediate payment of all balances outstanding under the PNC Agreement and BHC Agreement, which would have a material adverse effect on the Company’s ability to continue operations. Though we can provide no assurance of such, we expect PNC and BHC to waive such a covenant violation for the quarter ending December 31, 2009 and/or execute an amendment to the loan agreement to reflect a leverage ratio covenant with which we and the Borrowers can comply for the quarter ending December 31, 2009 and do not believe executing such waiver or loan amendment will have a material impact on our results of operations. We believe our financing arrangements as described herein, cash flows generated by our operations, and proceeds received from sales of Series K Preferred Stock, will provide sufficient capital resources to support the working capital and capital expenditure requirements of our operations for the remainder of 2009, including the $1 million payment required under the Purchase Agreement to acquire the remaining 50% interest in Mobitec Brazil Ltda. Expected revenue growth in our domestic and international markets and increased production efforts to meet such growth may require us to seek additional financing to support the working capital and capital expenditure needs of our operations during fiscal year 2010. Historically, the Company has secured financing through lending agreements with banks and other lenders and through offerings of its equity securities. If additional financing is required, we believe we will be able to secure financing through one of these sources, though we can give no assurances of such and, if we are able to secure such financing, we can give no assurances that we will be able to do so on commercially reasonable terms.
Impact of Inflation
     We believe that inflation has not had a material impact on our results of operations for the nine months ended September 30, 2009 and 2008. However, there can be no assurance that future inflation would not have an adverse impact upon our future operating results and financial condition.
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
     Forward-looking statements in this Quarterly Report include, without limitation, the following statements regarding:
•	our ability to meet our capital requirements;
•	our ability to meet and maintain our existing debt obligations, including obligations to make payments under such debt instruments;
•	our ability to comply with debt covenant requirements;
•	our ability to sell additional shares of Series K Preferred Stock in future periods;
•	the sufficiency of our liquidity and capital resources to support current operations for the remainder of 2009 and 2010;
•	expected revenue growth in our domestic and international operations and increased production efforts to meet such expected growth;
•	our ability to secure additional financing on commercially reasonable terms;
•	our future cash flow position;
•	recent legislative action affecting the transportation and/or security industry;
•	future legislative action affecting the transportation and/or security industry;
•	the likelihood of current transit funding legislation being extended through current resolutions or future legislation;
•	changes in federal or state funding for transportation and/or security-related funding;
•	our future outlook with respect to the domestic and international markets for our products; and
•	our opinion that increased funding for transit security establishes a positive trend.
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
ITEM 4T. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of September 30, 2009, the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
     The following material weaknesses were identified in our internal control over financial reporting as of December 31, 2008 and are still outstanding as of September 30, 2009.
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
     Efforts to remediate the internal control deficiencies identified at Mobitec Brazil Ltda are in process. Remediation efforts will require implementation of formal policies and procedures which will include the necessary level of documentation to ensure internal controls are designed and operating effectively at all times. A Financial Controller with experience in U.S. public companies and knowledge of requirements of the Sarbanes-Oxley Act of 2002 was hired at Mobitec Brazil Ltda in August 2009. We believe the addition of this Financial Controller will bolster our remediation efforts at Mobitec Brazil Ltda. Management plans to complete remediation as soon as possible; however, management anticipates that these remediation efforts will be ongoing throughout the remainder of 2009 and may not be completed by the end of the year. While remediation efforts are in process and until such time as remediation is complete, management will continue to perform the evaluations and analyses we believe adequate to provide reasonable assurance there are no material misstatements of our financial statements.
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
Changes in Internal Control over Financial Reporting
     In connection with the material weakness in internal control related to revenue recognition, the following remediation actions have been taken by the Company to reduce the risk of a similar material weakness occurring in the future:
•	Proper documentation of all multiple deliverable transactions is prepared and maintained to support accounting for these types of transactions in accordance with GAAP.
•	An evaluation of multiple deliverable transactions is performed by management with the proper skill and experience levels necessary to ensure revenue is recognized and accounted for in accordance with GAAP.
     Though these changes in internal control over financial reporting have occurred in the first nine months of 2009, the reason the Company’s disclosure controls and procedures regarding revenue recognition are not effective as of September 30, 2009 is that the changes in internal control over financial reporting described above have not functioned for a sufficient period of time to consider them remediated.
     Except as noted above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     Risks Related to Indebtedness, Financial Condition and Results of Operations
     Our substantial debt could adversely affect our financial position, operations and ability to grow. As of September 30, 2009, we had total debt of approximately $13.6 million. Included in this debt is $4.3 million under our domestic and European revolving credit facilities, a $214,000 loan due on March 31, 2010, a $5.0 million term loan due June 30, 2011, a $482,000 loan due on June 30, 2011, a loan of $95,000 due on April 13, 2010, a loan of $75,000 due on May 14, 2010, a loan of $6,000 due on January 17, 2010, three loans of $30,000 due on November 16, 2010, and loans of $258,000 with 180-day terms,. Also included in this debt is $2.95 million outstanding under two promissory notes entered into in conjunction with the acquisition of the remaining 50% interest in Mobitec Brazil Ltda. Our domestic revolving credit facility had an outstanding balance of $2.1 million as of September 30, 2009. Our European revolving credit facilities have outstanding balances of $1.4 million as of September 30, 2009 under agreements with a Swedish bank with expiration dates of December 31, 2009 and an outstanding balance of $821,000 as of September 30, 2009 under an agreement with a German bank with an open-ended term. Our substantial indebtedness could have adverse consequences in the future, including without limitation:
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
     We believe that we may not be able to comply with leverage ratio requirements applicable for our fourth quarter under two separate financing arrangements. Our management believes it is unlikely that we and the Borrowers will be in compliance with the leverage ratio required to be maintained under terms of the PNC Agreement and the BHC Agreement for the quarter ending December 31, 2009. Pursuant to terms of the PNC Agreement and the BHC Agreement, a covenant violation is a breach of the loan agreement and the lenders have the right to demand immediate payment of all outstanding balances due under these agreements. Management has disclosed this potential covenant violation to PNC and BHC and both lenders have indicated to management that they expect to waive such a covenant violation for the quarter ending December 31, 2009 or amend the applicable loan agreement to reflect a leverage ratio covenant with which we and the Borrowers will be able to comply for the quarter ending December 31, 2009. However, we can provide no assurance that any such waiver or amendment to the loan agreements will be executed by either PNC or BHC. If we in fact violate a loan covenant in either of these agreements for the quarter ending December 31, 2009 and are unable to obtain a waiver of such violation from PNC and BHC or unable to execute an amendment to the PNC Agreement or BHC Agreement to reflect a leverage ratio covenant with which we and the Borrowers can comply, one or both lenders could demand immediate payment of all balances outstanding under the PNC Agreement and BHC Agreement, which would have a material adverse effect on the Company’s ability to continue operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Pursuant to terms of an equity-based stock compensation plan approved by the Company’s shareholders, members of the Board of Directors and certain key executive managers of the Company may elect to be partially compensated in the form of Common Stock in lieu of cash compensation. Participation in the plan is available on a voluntary basis. The number of shares payable under this plan is determined by dividing the cash value of stock compensation by the higher of (1) the actual closing price on the last trading day of each month, or (2) the book value per share of the Company on the last day of each month. Fractional shares are rounded up to the next full share amount. During the three months ended September 30, 2009, the Company issued 22,557 shares of Common Stock to fourteen individuals under this plan at an average price of $1.19 per share in lieu of approximately $26,850 in cash compensation. Section 16 reports filed with the SEC include the actual prices at which shares were issued to each individual.
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
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
     The following documents are filed herewith or have been included as exhibits to previous filings with the SEC and are incorporated herein by this reference:

Exhibit No.	Document
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference from the Company’s Registration Statement on Form S-3, filed with the SEC on December 23, 2003)

3.2	Articles of Amendment to Articles of Incorporation of the Company containing Certificate of Designation of Series E Redeemable Nonvoting Convertible Stock (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on November 12, 2003)

3.3	Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series F Convertible Preferred Stock (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on April 14, 2004)

3.4	Articles of Amendment to the Articles of Incorporation of the Company containing Series AAA Preferred Stock Change in Quarterly Dividend Accrual and Conversion Price (incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2004)

3.5	Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series G Redeemable Convertible Preferred Stock

Exhibit No.	Document
(incorporated herein by reference to the Company’s Report on Form 8-K filed on June 28, 2005)

3.6	Articles of Correction of Articles of Amendment to the Articles of Incorporation of the Company containing a correction to an error in the Amended Certificate of Designation of Series G Redeemable Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2005)

3.7	Articles of Amendment to the Articles of Incorporation of the Company containing an amendment to eliminate a staggered election of Board members (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2005)

3.8	Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series H Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed on November 4, 2005)

3.9	Articles of Amendment to Articles of Incorporation of the Company containing Certificate of Designation of Series I Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)

3.10	Articles of Amendment to Articles of Incorporation of the Company containing Certificate of Designation of Series J Convertible Preferred Stock of Digital Recorders, Inc. (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2007)

3.11	Articles of Amendment to Articles of Incorporation of the Company containing Certificate of Designation of Series K Senior Convertible Preferred Stock of DRI Corporation (incorporated herein by reference to the Company’s current report on Form 8-K filed with the SEC on October 15, 2009)

3.11.1	Articles of Amendment to Articles of Incorporation of the Company containing Certificate of Designation of Series K Senior Convertible Preferred Stock of DRI Corporation (incorporated herein by reference to the Company’s current report on Form 8-K filed with the SEC on November 12, 2009)

3.12	Amended and Restated Bylaws of the Company (incorporated herein by reference from the Company’s Registration Statement on Form SB-2)

3.13	Amendment to Amended and Restated Bylaws of the Company (incorporated herein by reference from the Company’s Proxy Statement for the Annual Meeting of Shareholders for fiscal year 2000, filed with the SEC on June 6, 2001)

3.14	Amended and Restated Bylaws of the Company (incorporated herein by reference to the Company’s Report on Form 8-K filed on September 18, 2006)

3.15	Amendment No. 1 to the Company’s Certificate of Designation with respect to its Series D Junior Participating Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on September 28, 2006)

3.16	Amendment to Bylaws of DRI Corporation, dated as of September 12, 2007 (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on September 14, 2007)

4.1	Rights Agreement, dated as of September 22, 2006, between the Company and American Stock Transfer & Trust Company, as Rights Agent, together with the following exhibits thereto: Exhibit A — Certificate of Designation of Series D Junior Participating Preferred Stock of Digital Recorders, Inc. and the Amendment to Certificate of Designation of Series D Junior Participating Preferred Stock of Digital Recorders, Inc.; Exhibit B — Form of Right Certificate; and Exhibit C - Summary of Rights to Purchase Shares (incorporated herein by reference to the Company’s Registration Statement on Form 8-A filed with the SEC on October 2, 2006)

4.2	Omnibus Amendment dated as of January 10, 2007, effective December 31, 2006, by and among the Company, TwinVision of North America, Inc., Digital Audio Corporation, Robinson-Turney International, Inc., and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s report on Form 8-K filed with the SEC on January 16, 2007)

4.3	Amended and Restated Secured Term Note dated as of January 10, 2007, effective December 31, 2006, by and between the Company, TwinVision of North America, Inc., Digital Audio Corporation, Robinson-Turney International, Inc., and Laurus Master Fund, Ltd. (incorporated herein by reference

Exhibit No.	Document
to the Company’s Report on Form 8-K filed with the SEC on January 16, 2007)

4.4	Second Amended and Restated Registration Rights Agreement dated as of January 10, 2007, effective December 31, 2006, by and between the Company and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on January 16, 2007)

4.5	Warrant, dated as of June 30, 2008, issued by DRI Corporation to BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s Report on Form 8-K/A filed with the SEC on August 14, 2008)

4.5.1	First Amendment to Warrant, dated March 26, 2009, by and between DRI Corporation and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s Report on Form 10-K filed with the SEC on March 31, 2009)

4.5.2	Second Amendment to Warrant, dated September 30, 2009, by and between DRI Corporation and BHC Interim Funding III, L.P. (filed herewith)

10.1	Secured Non-Convertible Revolving Note between the Company and Laurus Master Fund, Ltd., dated March 15, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.2	Security Agreement (with Schedules) between the Company and Laurus Master Fund, Ltd. dated March 15, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.3	Grant of Security Interest in Patents and Trademarks (with Schedules) between the Company and Laurus Master Fund, Ltd., dated March 15, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.4	Stock Pledge Agreement (with Schedules) between the Company and Laurus Master Fund, Ltd., dated March 15, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.5	Registration Rights Agreement between the Company and Laurus Master Fund, Ltd., dated March 15, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.6	Common Stock Purchase Warrant between the Company and Laurus Master Fund, Ltd., dated March 15, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

10.7	Share Purchase Agreement between the Company and Transit Vehicle Technology Investments, Inc., dated March 21, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)

10.8	Stock Purchase Warrant between the Company and Transit Vehicle Technology Investments, Inc., dated March 21, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)

10.9	Registration Rights Agreement between the Company and Transit Vehicle Technology Investments, Inc., dated March 21, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)

10.10	Securities Purchase Agreement dated as of April 28, 2006, by and between Digital Recorders, Inc., TwinVision of North America, Inc., Digital Audio Corporation, and Robinson-Turney International, Inc., and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)

10.11	Secured Term Note by Digital Recorders, Inc., TwinVision of North America, Inc., Digital Audio Corporation, and Robinson-Turney International, Inc., issued to Laurus Master Fund, Ltd., in the original principal amount of $1,600,000 (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)

10.12	Common Stock Purchase Warrant issued by the Company to Laurus Master Fund, Ltd., dated as of

Exhibit No.	Document
April 28, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)

10.13	Amended and Restated Registration Rights Agreement dated as of April 28, 2006, by and between Digital Recorders, Inc. and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)

10.14	Share Purchase Agreement, dated as of April 30, 2007, entered into by and among Dolphin Direct Equity Partners, LP, Digital Audio Corporation and Digital Recorders, Inc. (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 2007)

10.15	Waiver and Consent, dated as of April 30, 2007, entered into by and between Digital Recorders, Inc., TwinVision of North America, Inc., Digital Audio Corporation, Robinson-Turney International, Inc. and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 2007)

10.16	Form of Share Purchase Agreement, dated June 11, 2007, between Digital Recorders, Inc. and buyer of Series J Convertible Preferred Stock of Digital Recorders, Inc. with Schedule of Differences (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2007)

10.17	Form of Registration Rights Agreement, dated June 11, 2007, between Digital Recorders, Inc. and holder of Series J Convertible Preferred Stock of Digital Recorders, Inc. (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2007)

10.18	Promissory Note, dated April 30, 2007, by Dolphin Direct Equity Partners, LP issued to Digital Recorders, Inc. in the principal sum of $285,000 (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2007)

10.19	Executive Employment Agreement, effective July 1, 2007, by and between Mobitec GmbH and Mobitec AB and Oliver Wels (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 2008)

10.20	Extension Agreement, dated as of April 30, 2008 by and between DRI Corporation and Digital Audio Corporation. (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 6, 2008)

10.20.1	Second Extension Agreement, dated as of April 30, 2009, by and between DRI Corporation and Digital Audio Corporation (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on May 6, 2009)

10.21	Agreement, dated as of June 30, 2008, by and between DRI Corporation and John D. Higgins (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.22	Revolving Credit and Security Agreement, dated as of June 30, 2008, by and among, PNC Bank, National Association, and Digital Recorders, Inc., TwinVision of North America, Inc. and DRI Corporation (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.22.1	Amendment No. 2 to Revolving Credit and Security Agreement, dated as of September 29, 2008, by and between, PNC Bank, National Association, and Digital Recorders, Inc., TwinVision of North America, Inc. and DRI Corporation (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended September 30, 2008)

10.22.2	Amendment No. 3 to Revolving Credit and Security Agreement, dated as of March 26, 2009, by and between Digital Recorders, Inc., TwinVision of North America, Inc., DRI Corporation, the financial institutions party thereto and PNC Bank, National Association (incorporated herein by reference to the Company’s Report on Form 10-K filed with the SEC on March 31, 2009)

10.22.3	Amendment No. 4 to Revolving Credit and Security Agreement, dated as of July 30, 2009, by and

Exhibit No.	Document
between Digital Recorders, Inc., TwinVision of North America, Inc., DRI Corporation, the financial institutions party thereto and PNC Bank, National Association (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on August 5, 2009)

10.22.4	Amendment No. 5 to Revolving Credit and Security Agreement, dated as of October 5, 2009, by and among Digital Recorders, Inc., TwinVision of North America, Inc., DRI Corporation, the financial institutions party thereto and PNC Bank, National Association (filed herewith)

10.23	Revolving Credit Note, dated as of June 30, 2008, issued by Digital Recorders, Inc., TwinVision of North America, Inc. and DRI Corporation to PNC Bank, National Association (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.24	Loan and Security Agreement, dated as of June 30, 2008, by and among Digital Recorders, Inc., TwinVision of North America, Inc. and DRI Corporation, and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.24.1	First Amendment to the Loan and Security Agreement, dated as of July 30, 2008, by and among Digital Recorders, Inc., TwinVision of North America, Inc. and DRI Corporation, and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.24.2	Second Amendment to Loan and Security Agreement, dated as of March 26, 2009, by and among Digital Recorders, Inc. and TwinVision of North America, Inc., as Borrowers, DRI Corporation, as Guarantor, and BHC Interim Funding III, L.P., as Lender (incorporated herein by reference to the Company’s report on Form 10-K filed with the SEC on March 31, 2009)

10.24.3	Letter Agreement, dated as of July 21, 2009, by and among DRI Corporation, Digital Recorders, Inc., TwinVision of North America, Inc. and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2009)

10.24.4	Letter of Amendment to Letter Agreement, dated as of July 31, 2009, by and among Digital Recorders, Inc. and TwinVision of North America, Inc., as Borrowers, DRI Corporation, as Guarantor, and BHC Interim Funding III, L.P., as Lender (incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2009)

10.24.5	Third Amendment to Loan and Security Agreement, dated as of August 7, 2009, by and among Digital Recorders, Inc. and TwinVision of North America, Inc., as Borrowers, DRI Corporation, as Guarantor, and BHC Interim Funding III, L.P., as Lender (incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2009)

10.24.6	Letter of Amendment to Loan and Security Agreement, dated as of August 18, 2009, by and among DRI Corporation and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s current report on Form 8-K filed with the SEC on August 24, 2009)

10.24.7	Fourth Amendment to Loan and Security Agreement, dated as of October 1, 2009, by and among Digital Recorders, Inc., TwinVision of North America, Inc., DRI Corporation and BHC Interim Funding III, L.P. (filed herewith)

10.25	Senior Secured Term Note, dated as of June 30, 2008, issued by Digital Recorders, Inc. and TwinVision of North America, Inc. to BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.26	Continuing Unconditional Guaranty, dated as of June 30, 2008, granted by DRI Corporation in favor of BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.27	Stock Pledge Agreement, dated as of June 30, 2008, by and between DRI Corporation and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.28	Trademark Security Agreement, dated as of June 30, 2008, by and between DRI Corporation and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

Exhibit No.	Document
10.29	Trademark Security Agreement, dated as of June 30, 2008, by and between Digital Recorders, Inc. and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.30	Trademark Security Agreement, dated as of June 30, 2008, by and between TwinVision of North America, Inc. and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.31	Copyright Security Agreement, dated as of June 30, 2008, by and between Digital Recorders, Inc. and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.32	Copyright Security Agreement, dated as of June 30, 2008, by and between TwinVision of North America, Inc. and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.33	Patent Security Agreement, dated as of June 30, 2008, by and between Digital Recorders, Inc. and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.34	Undertaking Concerning Loan Payment for purposes other than personal consumption, by and between Handelsbanken and Mobitec AB (English translation) (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.35	Instrument for Debt A — Loan for purposes other than personal consumption, by and between Handelsbanken and Mobitec AB (English translation) (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.36	Factoring Agreement by and between Handelsbanken and Mobitec AB (English translation) (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.37	EURO Short Term Loan Facility by and between Handelsbanken and Mobitec GmbH (incorporated herein by reference to the Company’s current report on Form 8-K/A filed with the SEC on August 14, 2008)

10.38	EURO Short Term Loan Facility by and between Handelsbanken and Mobitec GmbH, dated as of June 25, 2009 (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on July 1, 2009)

10.39	Undertaking Concerning Loan Payment for purposes other than personal consumption, dated June 16, 2009, by and between Handelsbanken and Mobitec AB (English translation) (incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2009)

10.40	Undertaking Concerning Loan Payment for purposes other than personal consumption, dated June 16, 2009, by and between Handelsbanken and Mobitec AB (English translation) (incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2009)

10.41	General Pledging, dated June 16, 2009, by and between Handelsbanken and Mobitec AB (English translation) (incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2009)

10.42	Contract A Supplementary Overdraft Facility for purposes other than personal consumption, dated June 16, 2009, by and between Handelsbanken and Mobitec AB (English translation) (incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2009)

10.43	Quota Purchase Agreement, dated as of July 22, 2009, by and among Mobitec AB, Mobitec Empreendimientos e Participações Ltda., Mobitec Brasil Ltda, Roberto Juventino Demore, Lorena Giusti Demore, and JADI Itinerários Eletrônicos Ltda (incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2009) (confidential treatment requested for specific portions of this agreement)

10.43.1	First Amendment to Quota Purchase Agreement, dated as of August 31, 2009, by and among Mobitec Empreendimientos e Participações Ltda., Roberto Juventino Demore, Lorena Giusti

Exhibit No.	Document
Demore, JADI Itinerários Eletrônicos Ltda, Mobitec AB and Mobitec Brasil Ltda. (filed herewith) (confidential treatment requested for specific portions of this agreement)

10.44	Promissory Note, dated July 22, 2009, by Mobitec Empreendimientos e Participações Ltda., as Maker, and Mobitec AB, as Guarantor, issued to Roberto Juventino Demore and Lorena Giusti Demore, in the principal amount of $1,000,000 (English translation) (incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2009) (confidential treatment requested for specific portions of this agreement)

10.44.1	Promissory Note, dated August 31, 2009, by Mobitec Empreendimientos e Participações Ltda., as Maker, issued to Roberto Juventino Demore in the principal amount of $1,000,000 (filed herewith) (confidential treatment requested for specific portions of this agreement)

10.45	Promissory Note, dated July 22, 2009, by Mobitec AB issued to Roberto Juventino Demore and Lorena Giusti Demore, in the principal amount of $1,950,000 (incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2009) (confidential treatment requested for specific portions of this agreement)

10.45.1	Promissory Note, dated August 31, 2009, by Mobitec AB, issued to Roberto Juventino Demore in the principal amount of $1,950,000 (filed herewith) (confidential treatment requested for specific portions of this agreement)

10.46	Form of Subscription Agreement, dated as of October 26, 2009, by and between DRI Corporation and holder of Series K Senior Convertible Preferred Stock of DRI Corporation (incorporated herein by reference to the Company’s current report on Form 8-K filed with the SEC on October 30, 2009)

10.47	Form of Registration Rights Agreement, dated as of October 26, 2009, by and between DRI Corporation and holder of Series K Senior Convertible Preferred Stock of DRI Corporation (incorporated herein by reference to the Company’s current report on Form 8-K filed with the SEC on October 30, 2009)

31.1	Section 302 Certification of David L. Turney (filed herewith)

31.2	Section 302 Certification of Stephen P. Slay (filed herewith)

32.1	Section 906 Certification of David L. Turney (filed herewith)

32.2	Section 906 Certification of Stephen P. Slay (filed herewith)

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
DRI CORPORATION

Signature:	/s/ Stephen P. Slay

By:	Stephen P. Slay
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	November 16, 2009