Form 10-K
period 2009-12-31
DRI CORP
filed 2010-04-15
CIK 853695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑     No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the Registrant was required to submit and post such files.) Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐     No ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2009 was approximately $17,224,139.

Indicate the number of shares outstanding of the Registrant’s Common Stock as of April 15, 2010:

Common Stock, par value $.10 per share	11,761,763
(Class of Common Stock)	Number of Shares

DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates certain information by reference from the Registrant’s definitive proxy statement, which will be filed on or before April 30, 2010, for the Annual Meeting of Shareholders to be held on or before May 27, 2010.

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

INDEX

		Page No.

PART I
Item 1.	Business	6
Item 1A.	Risk Factors	16
Item 1B.	Unresolved Staff Comment	22
Item 2.	Properties	22
Item 3.	Legal Proceedings	23
Item 4.	(Removed and Reserved)	23

PART II
Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities	23
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 8.	Financial Statements and Supplementary Data	43
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	83
Item 9A(T).	Controls and Procedures	83
Item 9B.	Other Information	85

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	85
Item 11.	Executive Compensation	85
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	85
Item 13.	Certain Relationships and Related Transactions, and Director Independence	85
Item 14.	Principal Accounting Fees and Services	85

PART IV
Item 15.	Exhibits	86
SIGNATURES		96
EX-3.1.2
EX-3.10.2
EX-3.10.3
EX-4.8.3
EX-10.37.5
EX-10.39.7
EX-10.49.3
EX-10.64.1
EX-10.68.1
EX-10.69.1
EX-21.1
EX-23.1
EX-23.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2

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

Through its business units and wholly owned subsidiaries, DRI designs, manufactures, sells, and services information technology products either directly or through manufacturers’ representatives or distributors. DRI produces passenger information communication products under the Talking Bus®, TwinVision®, VacTelltm and Mobitec® brand names, which are sold to transportation vehicle equipment customers worldwide. The Talking Bus®, VacTelltm and TwinVision® brands are sold by our business units in the United States (“U.S.”) primarily to the U.S. and Canadian markets. Net sales by our U.S. business units represent 40% of total net sales split 70% in the U.S. market, 24% in the Canadian market, and the remaining 6% in the European market. Long-lived assets within the U.S. include 59% of all long-lived assets and are all owned by our U.S. businesses. The Mobitec® brand, which represents 60% of total net sales, is sold in the Nordic market in Sweden, Norway, Denmark, and Finland, in several countries in the European market including Germany, France, Poland, United Kingdom, Spain, and Hungary, in the South American market, primarily in Brazil, and in the Asia-Pacific and Middle-East markets. Long-lived assets within the Nordic market include 32% of all long-lived assets and are all owned by our subsidiaries in Europe. All other long-lived assets within the remaining markets account for approximately 9% of the total long-lived assets. See the accompanying consolidated financial statements and notes to consolidated financial statements for geographical information regarding the Company’s sales and long-lived assets.

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

U.S. Operations

Our current U.S.-based operations serve markets primarily in the U.S. and Canada and consist of the following subsidiaries:

•	Digital Recorders, Inc. (“DR”), based in the Research Triangle Park area of North Carolina, was established in September 1983. DR operated as a business unit of the Company under the name “Digital Recorders” until August 2007, at which time it was incorporated as a wholly-owned subsidiary of the Company. DR’s primary products include: computer aided dispatch Global Positioning Satellite (“GPS”) tracking; automatic vehicle location (“AVL”) systems; VacTelltm video surveillance security systems; automatic vehicle monitoring (“AVM”) systems; and Talking Bus® automatic voice announcement systems. Some of these products feature security related functionality. DR’s customers include transit operating agencies, commercial transportation vehicle operators, and manufacturers of those vehicles primarily in the U.S. and Canada.

•	TwinVision of North America, Inc. (“TVna”), a wholly-owned subsidiary of DRI based in the Research Triangle Park area of North Carolina, was established by DRI in May 1996. TVna designs, manufactures, sells, and services electronic destination sign systems used on transit and transportation rail, bus and van vehicles. Some of these products include security related functionality. TVna’s customers include transit operating agencies, commercial transportation vehicle operators, and manufacturers of those vehicles primarily in the U.S. and Canada.

•	RTI, Inc., a wholly-owned subsidiary of DRI based in Dallas, Texas, was established in August 1994 and acquired by DRI in July 1998. With the acquisition of RTI, Inc., DRI also acquired TwinVision® business development and marketing capabilities, as well as an exclusive license to the Lite Vision Corporation’s display technology, which at the time was the primary display technology in use. RTI, Inc. is a marketing consulting and business development firm devoted to the public transit industry’s needs, primarily those of European-based businesses. RTI, Inc. presently generates no revenue.

International Operations

Our current international operations serve markets in Europe, the Far East, the Middle East, South America, Australia, Asia-Pacific and generally all markets throughout the world outside the U.S. and Canada. Our current international operations consist of the following subsidiaries:

•	DRI-Europa AB, based in Göteborg, Sweden, is a wholly-owned subsidiary of DRI that serves as the umbrella organizational structure for DRI’s international operations.

•	Mobitec GmbH, based in Ettlingen, Germany, is a wholly-owned subsidiary of DRI-Europa AB. Mobitec GmbH primarily sells and services Mobitec® products. Mobitec GmbH’s customers include transit operating agencies, commercial transportation vehicle operators, and the manufacturers of those vehicles in select markets in Europe, Asia-Pacific, and the Middle-East.

•	Mobitec AB is a wholly-owned subsidiary of DRI-Europa AB based in Göteborg, Sweden. Based upon our internal market share calculations, we believe Mobitec AB holds the largest market share of electronic destination sign systems in the Nordic markets. In addition to serving the Nordic markets, Mobitec AB also has sales and service offices in Germany, operated by Mobitec GmbH, and Australia, operated by its wholly-owned subsidiary Mobitec Pty Ltd. Mobitec AB’s customers include transit operating agencies, commercial transportation vehicle operators, and the manufacturers of those vehicles in the Nordic and other select European markets. Mobitec AB also owns 51% of the Castmaster Mobitec India Private Limited joint venture located in India and 100% of Mobitec Empreendimientos e Participações Ltda. located in Brazil.

•	Mobitec Pty Ltd (“Mobitec Pty”) is a wholly-owned subsidiary of Mobitec AB based in Peakhurst NSW, Australia. Mobitec Pty Ltd imports and sells complete Mobitec® electronic destination sign systems primarily within the Australian market. Based upon our internal market share calculations, we believe Mobitec Pty Ltd holds a majority market share in the Australian market.

•	Mobitec Empreendimientos e Participações Ltda. (“Mobitec EP”), based in São Paulo, Brazil, was established in May 2009 as a holding company to facilitate the July 2009 acquisition of the remaining 50% ownership interest of Mobitec Brazil Ltda not previously owned by the Company. Mobitec EP was originally established as a wholly-owned subsidiary of Mobitec AB. To meet Brazilian legal requirements of at least two shareholders in a limited liability company, in June 2009, 1% of the ownership interest of Mobitec EP was transferred from Mobitec AB to Mobitec GmbH. Mobitec EP presently generates no revenue.

•	Mobitec Brazil Ltda. (“Mobitec Brazil”), based in Caxias do Sul, Brazil, is engaged in manufacturing, selling and servicing electronic destination sign systems to OEM’s and some end-user customers and operating authority customers, primarily in South America. Its products are also shipped throughout

Mexico, the Caribbean, and the Middle East. Through May 2009, Mobitec Brazil was a 50%-owned subsidiary of Mobitec AB. In June 2009, to facilitate the acquisition of the remaining 50% ownership interest of Mobitec Brazil not previously owned by the Company, Mobitec AB transferred its 50% ownership interest in Mobitec Brazil to Mobitec EP. In July 2009, Mobitec EP acquired the remaining 50% interest of Mobitec Brazil that was not previously owned by the Company. As a result of the acquisition, which is more fully described in Note 2 to the accompanying consolidated financial statements, Mobitec Brazil became a wholly-owned subsidiary of Mobitec EP. To meet Brazilian legal requirements of at least two shareholders in a limited liability company, on January 1, 2010, 1% of the ownership interest of Mobitec Brazil was transferred from Mobitec EP to Mobitec GmbH.

•	Castmaster Mobitec India Private Limited (“Castmaster Mobitec”), which began operations in the fourth quarter of 2007, is a joint venture between Mobitec AB and Castmaster Enterprises Private Limited, a company incorporated in India. Mobitec AB owns 51% of Castmaster Mobitec, which is based in Delhi, India. Castmaster Mobitec has exclusive rights to produce, sell and service Mobitec® destination sign systems in India and selected markets in that region.

•	Mobitec Far East Pte. Ltd. (“Mobitec Far East”), based in Singapore, was established in October 2009 as a wholly-owned subsidiary of DRI to facilitate sales and services of Mobitec® products in select Asia-Pacific markets, primarily Singapore. Mobitec Far East currently has no operations and currently generates no revenue.

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

Mobitec Brazil Acquisition

Pursuant to terms of a Quota Purchase Agreement entered into on July 22, 2009 and amended September 17, 2009, Mobitec EP acquired the remaining fifty percent (50%) of the issued and outstanding interests of Mobitec Brazil for an aggregate consideration of US$2.95 million. Per terms of the Quota Purchase Agreement, the acquisition by Mobitec EP of the remaining fifty percent (50%) of the interests of Mobitec Brazil is effective July 1, 2009, the date upon which the Company assumed full control of the business. This acquisition is more fully described in Note 2 to the accompanying consolidated financial statements.

Industry and Market Overview

The digital communications technology market in transit and transportation applications as served by DRI developed because of several factors. In the earliest stages, the digital destination signs market developed due to the quest for lower operating expenses and greater fleet flexibility. Later the market was influenced by the Americans With Disabilities Act (“ADA”), the Clean Air Act, the Intermodal Surface Transportation Efficiency Act (“ISTEA”) and related or follow-on legislation, intelligent transportation systems initiatives, and the need to further enhance fleet flexibility. The ADA initially accelerated the trend toward systems for automatic next-stop announcements by requiring that fixed-route transit systems announce major stops and transfer points to assist visually challenged passengers. However, a more fundamental and longer-term impetus for the development of this market is the need to provide improved passenger information and customer services to operators and riders of public and private transit and transportation vehicles as well as to provide fleet efficiency, management and security services. DRI’s electronic information display systems, automatic voice announcement and vehicle locating systems provide transit systems’ customers with next stop, transfer point, route and destination information, vehicle location and operational condition information, and public service announcements, as well as security-related functionality in certain instances. On the U.S. public side of this market, in addition to state, local, and regional grants and “fare-box” income, transit operating authorities can normally apply to the U.S. Federal Transit Administration (“FTA”) for grants covering up to approximately 80% of funding for certain equipment purchases with the remainder of product acquisition funding being provided by state and local sources. Additionally, more recently, funds have been allocated in the American Recovery and Reinvestment Act of 2009 to assist transit system operators in securing additional equipment such as that which we supply. This funding is available at 100% of the procured item contracted value. In the international markets, funding comes from a variety of sources including federal, local, and regional grants as well as local operating “fare-box” income. Privately funded users of DRI’s transit communications sector products include rental car shuttle vehicles and tourist vehicle operators.

The Safe, Accountable, Flexible, Efficient, Transportation Equity Act — A Legacy for Users (“SAFETEA-LU”) was the primary program funding the U.S. public surface transit market at the federal level through federal fiscal year 2009. SAFETEA-LU promoted the development of modern, expanded, intermodal public transit systems nationwide and also designated a wide range of tools, services, and programs intended to increase the capacity of the nation’s mobility systems. SAFETEA-LU guaranteed a record level $52.6 billion in funding for public transportation through federal fiscal year 2009, including approximately $10.3 billion to fund federal transit programs in federal fiscal year 2009. Economic stimulus legislation under the American Recovery and Reinvestment Act of 2009 (the “ARRA”) included $8.4 billion reserved for U.S. public transportation infrastructure projects, of which approximately $6.9 billion was authorized for use in our core served U.S. market. The Company’s domestic subsidiaries initially saw an increase in customer requests for estimates, quotes and proposals as a direct result of the ARRA funding. However, the actual rate of conversion of those quotes and proposals into firm orders has been slower than expected. Additionally, we cannot determine with any certainty that certain projects would or would not have materialized in absence of the ARRA funding. However, we estimate that, ARRA projects have led to new orders, deliverable to a small extent in 2009, and mostly in 2010, totaling between $2.8 million and $5.5 million. Further, we expect additional order activity under the ARRA to materialize in 2010, which could bring the ultimate total business funded under that program to approximately $8 million. We believe the funding under SAFETEA-LU and the ARRA have led to a favorable and increasing market for most of our products in the U.S. segment of our served market.

Authorized federal funding under SAFETEA-LU expired at September 30, 2009. Continuation of the expiring legislation has been implemented under specific legislated extensions. According to reports from the American Public Transportation Association (“APTA”), the U.S. House Appropriations Subcommittee on Transportation, Housing and Urban Development and Related Agencies Appropriations marked-up its annual appropriations bill on July 13, 2009. For fiscal year 2010, the bill would provide $10.5 billion for federal transit programs, roughly a 1 percent increase over the fiscal year 2009 level, as well as $4 billion for high speed rail. Likewise, the Senate subsequently passed its measure. Final passage and reconciliation was expected to occur when Congress reconvened after its August 2009 recess. However, instead of final passage and reconciliation, extensions were utilized to continue funding on a short-term basis leading up to a recent mid-range extension to December 31, 2010.

One significant component of U.S. market federal finding is a trust fund that receives income from taxes on motor fuels (note that federal funds provide approximately 20% of all funds in the transit industry). Receipts to the trust fund have been inadequate to provide and sustain the needed federal funding of U.S. transit systems. Recently, additional funds were deposited in the trust fund from general revenue sources and it is believed that such funds are sufficient to extend the life of that program through federal fiscal year 2011.

Another significant source of U.S. transit funding is state and local taxes or other forms of state and local resources. As a result of the slow-down in the U.S. economy in recent periods, many transit operating authorities in the U.S. are having trouble maintaining levels of service they have historically provided and some have commenced service cutbacks and reductions. This issue is being addressed through additional operating funding possibly being made available at the federal level.

New authorizing legislation has been prepared by the U.S. House Committee on Transportation & Infrastructure, which has released its proposal for the next surface transportation authorization bill to replace SAFETEA-LU. The proposal, “A Blueprint for Investment and Reform,” recommends a $450 billion investment in surface transportation programs over a six-year period, including $99.8 billion for public transportation programs that, if enacted, would approximate a 90 percent increase over SAFETEA-LU funding levels. The bill recommends an additional $50 billion to create a national high speed rail network. Funding ways and means for the proposed legislation must still be addressed. There can be no assurance that new legislation will materialize and final passage of any form of new legislation is not expected to occur until late in 2010 at the earliest and may not occur until sometime in 2011 or later. Extensions of the expired legislation will be necessary until ways and means to finance a new longer-term legislation can be determined. The Company’s senior management is involved in development of the new legislation and extensions of the expired legislation through active participation in APTA and continues to monitor the development of the new legislation and its potential impact on the Company’s future operating results. Currently, management believes that such legislative issues will have minimal impact on the U.S. market at least into late 2010, at which time there could be a depressing impact on the U.S. market that we serve.

Federal funding issues described herein do not impact the larger, international market we serve. Sales by our international subsidiaries increased by approximately 31% in 2009 compared to 2008 (after giving effect to changes in currency exchange rates) as we continued to seek opportunities to expand our presence internationally, both in current served markets and in new markets around the globe. Our international operations have seen some customer procurement plan revisions, including rescheduling of delivery dates and some scale-back. Some of this was due, in the opinion of management, at least partially, to the global economic slowdown in certain specific international market sectors. However, certain other international and domestic customer rescheduling of orders has recently been experienced primarily for reasons other than economic circumstances. While such issues as these can and do occasionally impact the Company, we believe long-term market drivers for the global transit industry, which include traffic grid-lock, high fuel prices, environmental issues, economic issues and the need to provide safe and secure transportation systems, continue to suggest a favorable overall long term trend and environment for DRI, and we remain optimistic about the Company’s prospects in the global transit and transportation markets.

While as much as 80% of certain major capital expenditures in the U.S. can be funded federally in most instances, federal funding accounts for less than 20% of all funding in the U.S. market. The remainder comes from a combination of state and local public funds and passenger “fare-box” revenue. However, even though federal funding is a relatively low share of the total, its presence, absence or uncertainty, in our opinion, has a larger impact on the market than the 20% might imply. Funding for markets outside of the U.S. comes from a variety of sources. These sources vary widely from region-to-region and from period-to-period but include combinations of local, regional, municipal, federal, and private entities or funding mechanisms as well as funds generated by collection of fares.

The automatic voice announcement systems market served by DRI’s DR subsidiary emerged primarily because of ADA legislation. DR was among the pioneers to develop automatic voice announcement technology including GPS tracking and triggering. DR’s Talking Bus® system met favorable acceptance in terms of concept, design, and technology, and was acknowledged to be ADA compliant. That regulatory-driven acceptance has evolved and grown into a basic customer service consideration. We believe that over 60% of all new bus vehicles in North America contained automatic voice announcement systems in recent years. We expect this percentage to moderately increase over the next several years as automatic voice announcement systems reduce cost, decrease in maintenance cost and complexity, integrate to deliver other features and services, and become more distinctly perceived as a form of customer service. To date, our DR subsidiary has had minimal international sales. Management believes DR holds a significant U.S. market share in stand-alone (as opposed to similar functionality included in larger integrated information system installations) automatic voice announcement systems.

Enhancement and expansion of the AVL and AVM capabilities of DR’s DR-600 Talking Bus® system has enabled DRI to expand the market it serves to include fleet management (“Engineered Systems”) services for operators and users of transit vehicle systems. An outcome of this is the ability to provide more and better information to the users of transit systems by placing real-time current vehicle location information at passenger boarding locations and vehicle operating efficiency and vehicle health information at operational headquarters and other strategic locations. Additionally, this capability is emerging as a form of security risk mitigation for our customers. It is in this area of our business that we form alliances with others in order to enhance our market capability and access. Furthering security features and security related transit products, DR produces and sells VacTelltm video actionable intelligence solutions, which combines well-established Digital Recorders® on- and off-vehicle location and monitoring products with advanced digital video recording and wireless communications technologies to deliver the ability to enhance management of security events.

The electronic destination sign system market served by our U.S. and international operations is highly competitive. Aside from the benefit of opening new geographic market segments, growth of this business is closely tied to overall market growth, increased market share, or technological advances. A significant portion of transit buses in operation worldwide have some form of electronic destination sign system. We estimate approximately 98% of those systems in the U.S. are electronic. The percentage of buses with electronic destination sign systems varies greatly among international markets, with some markets as high as 98% and some markets as low as 5%. We estimate approximately 50% of destination sign systems in our overall international markets are electronic and believe this percentage is trending upward. We believe that TVna holds a significant market share in the U.S., while Mobitec AB holds a majority market share in the Nordic market and Mobitec AB, through subsidiaries, holds significant, and in some cases, majority market share in most of its primary geographic served markets world-wide.

Key Competitors

Most of the markets in which we participate are highly competitive and are subject to technological advances, as well as evolving industry and regulatory standards. We believe the principal competitive factors in all markets we serve include ease of use, after-sales service and support, local presence and support on a multi-national basis, price, the ability to integrate products with other technologies, maintaining leading edge technology, and responding to governmental regulation.

In DRI’s electronic destination sign systems market, management views Luminator Holding L.P. (“Luminator”), an operating unit of Mark IV Industries, Inc., as its principal competitor. Clever Devices Ltd. is the most significant competitor in the domestic automatic voice announcement systems market. In the engineered systems market, management considers INIT GmbH, Continental AG, and the former TMS subsidiary of Orbital Sciences, now owned by ACS, to be DRI’s most significant competitors. Numerous other competitors exist, particularly in the international markets, and most tend to serve discrete regions or territories rather than the global market served by DRI. Of the international competitors, those comprising the majority of competitive market shareholdings are LLE, Luminator, Hanover Displays, Gorba, INIT, Continental, and ACS. All of these except ACS, Luminator, and Hanover Displays are based in Central Europe. Hanover Displays is based in the United Kingdom with significant market share there, as well as sales in selected regions of the continental European market. ACS and Luminator are based in the U.S.

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

DRI’s electronic destination sign system products, which are generally known by the TwinVision® and Mobitec® brand names, represent technologically advanced products pioneered by our Mobitec GmbH, TVna, and Mobitec AB subsidiaries. The product line includes various models covering essentially all popular applications. Where applicable, these products adhere to ADA requirements and function under industry-recognized standards. They each possess an open architecture, microprocessor-based design. In 2000, TVna and Mobitec GmbH introduced an all-LED, solid-state product. The all-LED product dominates sales of destination sign systems in North America and in the international markets, while prior generation, mechanical “flip-dot” or “flip-dot/LED” products, accounts for a declining percentage of sales by DRI’s international subsidiaries. As the name implies, the “all-LED” product provides improved illumination and eliminates moving parts, thereby delivering better readability and lowered maintenance expenses.

In 2001, TVna and Mobitec GmbH introduced the TwinVision® Chromatic Series, including TwinVision® Chroma I and TwinVision® Chroma IV, which offered DRI’s customers greater color “route identification” flexibility and message display options for electronic destination signage. These products incorporate colorized route capabilities while retaining electronic destination sign system message display advantages for the color-vision impaired. In 2008, TVna introduced the TwinVision® All-LED Smart Series and TwinVision® Chromatic Smart Series. The Smart Series products feature a more advanced processing system that has been integrated with the Company’s all-LED and Chromatic Series electronic destination sign systems. In 2009, TVna introduced the new Silver Series destination sign system having significantly better and brighter image features. Utilizing state-of-the-art processors to monitor system health and solid-state LED devices to provide extremely bright messages with wide-angle visibility both day and night, these products help reduce fleet maintenance costs and system diagnostic times, as well as deliver improved message displays.

Message programming for all electronic destination sign system products is accomplished via proprietary ELYSÉ® software developed by Mobitec GmbH and refined by TVna, or similar companion software developed by Mobitec AB. Programming is accomplished through such means as PCMCIA memory card download, USB devices and certain wireless capabilities.

Under terms of a license agreement with the University of Washington, DR uses certain technology developed by the Intelligent Transportation Systems Research program at the University under the names “BusView” and “MyBus.” The technology, some of which we have integrated with the Talking Bus® system, enables transit system users to access information about the vehicle they wish to board, such as schedule data, via the internet. This technology, combined with DRI’s internal developments, is helping extend DR’s product offerings into automatic vehicle location, fleet management, automatic vehicle monitoring, and off-vehicle passenger information markets and security. Under the license agreement with the University of Washington, the Company pays royalties for use of the technology. The royalties paid are not significant to the Company’s results of operations.

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

Customers

Though we had no major customer (defined as those customers to which we made sales greater than 10% of DRI’s total sales) in 2009, we continue to generate a significant portion of our sales from a relatively small number of key customers. In 2009, 2008 and 2007, our top five customers accounted for 36.0%, 33.4%, and 21.3%, respectively, of total annual sales. These key customers, the composition of which may vary from year to year, are primarily transit bus original equipment manufacturers. We sell our products to a limited set of customers and can experience concentration of revenue with related credit risk. Loss of one or more of these key customers could have an adverse material impact on the Company.

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

Sales to DRI customers are characterized by relatively larger contracts and lengthy sales cycles that generally extend for a period of two months to 24 months. The majority of sales of the Company’s products and services are recognized upon physical shipment of products and completion of the service, provided all accounting criteria for recognition have been met. Sales and revenues for projects involving multiple elements (i.e., products, services, installation and other services) are recognized under specific accounting criteria based on the products and services delivered to the customer and the customer’s acceptance of such products and services. Sales and revenues from more complex or time-spanning projects within which there are multiple deliverables including products, services, and software are recognized based upon the facts and circumstances unique to each project. This generally involves recognizing sales and revenue over the life of the project based upon (1) meeting specific delivery or performance criteria. See discussion of DRI’s revenue recognition policies in Item 7 below.

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

Backlog

DRI’s backlog as of December 31, 2009, was $26.3 million compared to $9.9 million as of December 31, 2008, and $12.0 million as of December 31, 2007. Fluctuations in backlog can occur and generally are due to: (1) timing of the receipt of orders; (2) order cycle fluctuations arising from the factors described under the heading “Seasonality and Fluctuation in Results”; and (3) the extent of long-term orders in the marketplace. We believe backlog is becoming less of a trend indicator for the Company due to the fact that some of our larger customers depend on the Company to monitor their production and anticipate when Company products will be needed. As a result, customer purchase orders classified as “backlog” may not materialize until relatively close to the necessary delivery date. DRI currently anticipates that it will deliver all, or substantially all, of the backlog as of December 31, 2009 during fiscal year 2010.

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

Management anticipates that technological enhancements to the Talking Bus® automatic voice announcement system, VacTelltm video surveillance security products, and TwinVision® and Mobitec® electronic destination sign system products will continue in the future. Such technological enhancements are designed to enhance DRI’s ability to integrate these products with other technologies, reduce unit cost of production, capture market share and advance the state-of-the-art technologies in DRI’s ongoing efforts to improve profit margins. The enhancements should increase available marketable product features as well as aid in increasing market share, product profit margins and market penetration. In addition to enhancing existing products, DRI generally has new generations of products under various stages of development or under development refinement of U.S. products to make ready for the international market.

Research and development activities continued in all product areas during 2009. Research and development expenses were $552,000 in 2009, $974,000 in 2008, and $1.1 million in 2007. During 2009, as in prior years, salaries of certain engineering personnel who were used in the development of software and other related costs met the capitalization criteria of Accounting Standards Codification (“ASC”) Topic 985-20, “Costs of Computer Software to be Sold, Leased or Marketed.” The total amount of personnel and other expense capitalized in 2009 was $2.1 million as compared to capitalization of $1.5 million and $669,000 for such costs for the years ended December 31, 2008 and 2007, respectively. In 2009, the Company stepped-up its efforts to develop more technologically advanced products that would meet our customers’ needs and which we believe would provide an advantage over our competitors’ products. We increased our engineering resources in 2009, which allowed us to execute our plan to increase these development efforts. We believe the technological advances to our products resulting from these increased capitalized development projects will generate increased revenues for us in future periods. In aggregate, research and development expenditures in 2009 were $2.6 million as compared to aggregate expenditures of $2.5 million and $1.8 million in 2008 and 2007, respectively. This increase in aggregate research and development expenditures is attributable to the Company’s continued efforts to pursue technological enhancements to existing products and to develop new, technologically advanced products that will meet our customers’ needs.

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

Mobitec AB produces the majority of the products it sells, as well as products for sales of Mobitec GmbH, Mobitec Pty, and Castmaster Mobitec in Herrljunga, Sweden. It purchases raw materials, components, and assemblies primarily from suppliers located in the Nordic, Asian and European markets. In late 2009, Castmaster Mobitec started local production work in India.

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

Employees

As of December 31, 2009, DRI employed 244 people, of which 89 were employed domestically and 155 were employed internationally. Of the 89 domestic employees, 5 were employed in our Dallas corporate administrative office. Although European subsidiaries include some limited work-place agreements, DRI employees are not covered by any collective bargaining agreements and management believes its employee relations are good. We believe future success will depend, in part, on our continued ability to attract, hire, and retain qualified personnel.

Item 1A.	Risk Factors

Many of the risks discussed below have affected our business in the past, and many are likely to continue to do so. These risks may materially adversely affect our business, financial condition, operating results or cash flows, or the market price of our Common Stock.

Risks Related to Indebtedness, Financial Condition and Results of Operations

Our substantial debt could adversely affect our financial position, operations and ability to grow.  As of December 31, 2009, we had total debt of approximately $15 million. Included in this debt is $7.2 million under our domestic and European revolving credit facilities, a $4.8 million term loan due June 30, 2011, a $209,000 loan due on September 30, 2010, a $470,000 loan due on June 30, 2011, a $1.95 million loan due on October 30, 2012, a $132,000 loan due on October 7, 2014, a $22,000 loan due on September 7, 2012, a $93,000 loan due on April 30, 2010, loans of $135,000 with 180-day terms, a $1,900 loan due on January 17, 2010, and three loans of $24,000 due on November 16, 2010. Our domestic revolving credit facility had an outstanding balance of $3.8 million as of December 31, 2009 and matures on June 30, 2011. Our European revolving credit facilities have outstanding balances of $2.0 million as of December 31, 2009 under agreements with a Swedish bank with an expiration date of December 31, 2010 and an outstanding balance of $1.4 million as of December 31, 2009 under an agreement with a German bank with an open-ended term. Our substantial indebtedness could have adverse consequences in the future, including without limitation:

•	we could be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, which would reduce amounts available for working capital, capital expenditures, research and development and other general corporate purposes;

•	our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate could be limited;

•	we may be more vulnerable to general adverse economic and industry conditions;

•	we may be at a disadvantage compared to our competitors that may have less debt than we do;

•	it may be more difficult for us to obtain additional financing that may be necessary in connection with our business;

•	it may be more difficult for us to implement our business and growth strategies;

•	we may have to pay higher interest rates on future borrowings; and

•	we may not comply with financial loan covenants, which could require us to incur additional expenses to obtain waivers from lenders or could restrict the availability of financing we can obtain to support our working capital requirements.

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

Risks Related to Our Operations and Product Development

A significant portion of our sales is derived from sales to a small number of customers. If we are not able to obtain new customers or repeat business from existing customers, our business could be seriously harmed.  We sell our products to a limited and largely fixed set of customers and potential customers. We sell primarily to original equipment manufacturers and to end users such as municipalities, regional transportation districts, transit agencies, federal, state and local departments of transportation, and rental car agencies. In 2009, 2008 and 2007, our top five customers accounted for 36.0%, 33.4%, and 21.3%, respectively, of total annual sales. The identity of the customers who generate the most significant portions of our sales may vary from year to year. If any of our major customers stopped purchasing products from us, and we were not able to obtain new customers to replace the lost business, our business and financial condition would be materially adversely affected. Many factors affect whether customers reduce or delay their investments in products such as those we offer, including decisions regarding spending levels and general economic conditions in the countries and specific markets where the customers are located.

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

Many of our customers rely, to some extent, on government funding, which subjects us to risks associated with governmental budgeting and authorization processes.  A majority of our domestic U.S. sales, either directly or indirectly through OEM’s, are to end customers having some degree of national, federal, regional, state, or local governmental-entity funding. These governmental-entity funding mechanisms are beyond our control and often are difficult to predict. Further, general budgetary authorizations and allocations for state, local and federal agencies can change for a variety of reasons, including general economic conditions, and have a material adverse effect on us. SAFETEA-LU, which was the primary program funding the U.S. public surface transit market at the federal level expired in September 2009. Extension of the expired legislation has been implemented under continuing resolutions while new legislation to replace SAFETEA-LU is being developed. It is uncertain when new legislation will be developed and enacted, if at all, and at what levels federal funding for public transportation programs will be available if new legislation is enacted. Such funding uncertainties could lead to disruption in our domestic market, which, in turn, could result in a downturn in demand for our products and have a material adverse effect on our financial position and results of operations.

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

We operate in several international locations and, in India, with less than full ownership control.  Not all countries embrace the full scope of the regulatory requirements placed on U.S. public companies. Operating under those inhibiting circumstances can make it difficult to assure that all of our internal controls are being followed as we would expect and detection of non-compliance may not be as timely as desired.

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

Risks Related to Our International Operations

There are numerous risks associated with international operations, which represent a significant part of our business.  Our international operations generated approximately 59% of our sales in 2009. Our sales outside the U.S. were primarily in Europe (particularly the Nordic countries), South America, the Middle East, India, and Australia. The success and profitability of international operations are subject to numerous risks and uncertainties, such as economic and labor conditions, political instability, tax laws (including U.S. taxes upon foreign subsidiaries), and changes in the value of the U.S. dollar versus the local currency in which products are bought and sold. Any unfavorable change in one or more of these factors could have a material adverse effect on us.

Complying with foreign tax laws can be complicated, and we may incur unexpected tax obligations in some jurisdictions.  We maintain cash deposits in foreign locations and many countries impose taxes or fees upon removal from the country of cash earned in that country. While we believe our tax positions in the foreign jurisdictions in which we operate are proper and defensible, tax authorities in those jurisdictions may nevertheless assess taxes and render judgments against us. In such an event, we could be required to make unexpected cash payments in satisfaction of such assessments or judgments or incur additional expenses to defend our position. As an example, Mobitec Brazil was assessed $1.5 million in Industrialized Products Taxes, a form of federal value-added tax in Brazil, and related penalties and fines in 2006. The assessment was the result of an audit performed by Brazil’s Federal Revenue Service in 2006 and varying interpretations of Brazil’s complex tax law by Brazil’s Federal Revenue Service and the Company.

Risks Related to Internal Controls

Required reporting on internal control over financial reporting.  In accordance with Section 404 of the Sarbanes-Oxley Act, we report on the effectiveness of our internal controls over financial reporting in each Annual Report. In Item 9A(T) of this Annual Report, we report material weaknesses in our internal controls over financial reporting at December 31, 2009. We can give no assurances our efforts to remediate our reported material weaknesses will be successful or that our efforts to maintain effective internal controls over financial reporting will be successful in future reporting periods. This could cause investors to lose confidence in our internal control environment.

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

Our preferred stock has preferential rights over our Common Stock.  At December 31, 2009 we had outstanding shares of Series AAA Redeemable, Nonvoting, Convertible Preferred Stock, Series E Redeemable, Nonvoting, Convertible Preferred Stock, Series G Redeemable, Convertible Preferred Stock, Series H Redeemable, Convertible Preferred Stock, and Series K Redeemable, Convertible Preferred Stock, all of which have rights in preference to holders of our Common Stock in connection with any liquidation of the Company. The aggregate liquidation preference is $830,000 for the Series AAA Preferred, $400,000 for the Series E Preferred, $2.4 million for the Series G Preferred, $345,000 for the Series H Preferred, $1.5 million for the Series K Preferred, and in each case plus accrued but unpaid dividends. Holders of the Series AAA Preferred, Series E Preferred, Series G Preferred, Series H Preferred, and Series K Preferred are entitled to receive cumulative quarterly dividends at the rate of five percent (5.0%) per annum, seven percent (7.0%) per annum, eight percent (8.0%) per annum, eight percent (8.0%) per annum, and nine and one-half percent (9.5%) per annum, respectively, on the liquidation value of those shares. Dividends on the Series G Preferred are payable in kind in additional shares of Series G Preferred and dividends on the Series H Preferred are payable in kind in additional shares of Series H Preferred. Dividends on the Series K Preferred are payable in kind in additional shares of Series K Preferred or in cash, at the option of the holder. The agreement under which we secured our domestic senior credit facility prohibits the payment of dividends to holders of our Common Stock. The preferential rights of the holders of our preferred stock could substantially limit the amount, if any, that the holders of our Common Stock would receive upon any liquidation of the Company.

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

Provisions of our bylaws limit the ability of shareholders to call special meetings of shareholders and therefore could discourage, delay or prevent a merger, acquisition or other change in control of our company.  Under the Company’s Amended and Restated Bylaws, special meetings of the shareholders may be called by the Chairman of the Board, the President, the Board of Directors or any shareholder or shareholders holding in the aggregate 51% of the voting power of all the shareholders. The effect of this provision of our Amended and Restated Bylaws could delay or prevent a third party from acquiring the Company or replacing members of the Board of Directors, even if the acquisition or the replacements would be beneficial to our shareholders. These factors could also reduce the price that certain investors might be willing to pay for shares of the Common Stock and result in the market price being lower than it might be without these provisions.

Risks Associated with Potential Growth

We may not be able to obtain the financing we will need to implement our operating strategy.  We cannot assure you that our revolving credit facilities and cash flow from operations will be sufficient to fund our current business operations nor can we assure you that we will not require additional sources of financing to fund our operations. Additional financing may not be available to us on terms we consider acceptable, if available at all. If we cannot raise funds on acceptable terms, we may not be able to develop next-generation products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could have a material adverse effect on our ability to grow our business. Further, if we issue equity securities, holders of our Common Stock may experience dilution of their ownership percentage, and the new equity securities could have rights, preferences or privileges senior to those of our Common Stock.

There are many risks associated with potential acquisitions.  We intend to continue to evaluate potential acquisitions that we believe will enhance our existing business or enable us to grow. If we acquire other companies or product lines in the future, it may dilute the value of our existing shareholders’ ownership. The impact of dilution may restrict our ability to consummate further acquisitions. Issuance of equity securities in connection with an acquisition may further restrict utilization of net operating loss carryforwards because of an annual limitation due to ownership changes under the Internal Revenue Code. We may also incur debt and losses related to the impairment of goodwill and other intangible assets if we acquire another company, and this could negatively impact our results of operations. We currently do not have any definitive agreements to acquire any company or business, and we may not be able to identify or complete any acquisition in the future. Additional risks associated with acquisitions include the following:

•	It may be difficult to assimilate the operations and personnel of an acquired business into our own business;

•	Management information and accounting systems of an acquired business must be integrated into our current systems;

•	Our management must devote its attention to assimilating the acquired business, which diverts attention from other business concerns;

•	We may enter markets in which we have limited prior experience; and

•	We may lose key employees of an acquired business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We do not own any real estate. Instead, we lease properties both in the U.S. and abroad. Following are our locations:

					Monthly
City and State	Country	Area		Use	Rent	Expiration

Durham, NC	USA	49,864	sf	Office, service and repair, warehouse and assembly	$27,685	April 2011
Dallas, TX	USA	3,466	sf	Office(a)	$5,632	November 2013
Sydney	Australia	1,055	sm	Office, service and repair, warehouse	$5,595	September 2012
Caxias do Sul	Brazil	880	sm	Office, service and repair, warehouse and assembly	$4,325	June 2014
Herrljunga	Sweden	3,251	sm	Office, service and repair, warehouse and assembly (b),(c)	$16,660	March 2020
Ettlingen	Germany	470	sm	Office, service and repair, warehouse (c)	$9,460	December 2017
New Delhi	India	920	sy	Office, service and repair, warehouse and assembly	$7,487	June 2014

(a)	Used by administration — U.S. Corporate

(b)	Used by administration — international

(c)	Area, Use, Monthly Rent and Expiration include space expansions to be completed in 2010

The Company is currently in the process of expanding the production, warehouse and office space it currently leases in Sweden. The cost of this expansion is being borne by the landlord and will result in increased rent expense in Sweden when such expansion is completed. Upon completion of the expansion in Sweden, we believe our facilities will be adequate and suitable for current and foreseeable needs, absent future possible acquisitions. We further believe additional office and manufacturing space will be available in, or near, existing facilities at a cost approximately equivalent to, or slightly higher than, rates currently paid, to accommodate further internal growth as necessary.

Item 3.	Legal Proceedings

The Company, in the normal course of its operations, is involved in legal actions incidental to the business. In management’s opinion, the ultimate resolution of these matters will not have a material adverse effect upon the current financial position of the Company or future results of operations.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

The following table sets forth the range of high and low sales prices for our Common Stock, as reported by the NASDAQ Capital Market®, from January 1, 2008 through December 31, 2009. The prices set forth reflect inter-dealer quotations, without retail markups, markdowns, or commissions, and do not necessarily represent actual transactions.

	High	Low

Year Ended December 31, 2008
First Quarter	$2.50	$1.82
Second Quarter	3.09	2.12
Third Quarter	2.82	2.10
Fourth Quarter	2.06	0.80
Year Ended December 31, 2009
First Quarter	$1.19	$0.72
Second Quarter	1.81	0.89
Third Quarter	2.55	1.24
Fourth Quarter	2.62	1.30

As of December 31, 2009, there were approximately 2,541 holders of our Common Stock (including 124 shareholders of record.)

We have not paid dividends on our Common Stock nor do we anticipate doing so in the near future. Our prior and current credit facilities restrict the payment of dividends upon any class of stock except on our Preferred Stock. We also have five classes of outstanding Preferred Stock with dividend rights that have priority over any dividends payable to holders of Common Stock.

Equity Compensation Plan Information

The following table provides information, as of the end of fiscal year 2009, with respect to all compensation plans and individual compensation arrangements of DRI under which equity securities are authorized for issuance to employees or non-employees:

			Number of Securities
			Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance Under
	be Issued Upon Exercise	Exercise Price of	Equity Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column a)
Plan Category	(a)	(b)	(c)

1993 Incentive Stock Option Plan	118,000	$2.32	None
2003 Stock Option Plan	1,361,870	$2.36	172,183

Total	1,479,870	$2.36	172,183

*	All options issued under the 1993 Incentive Stock Option Plan and the 2003 Stock Option Plan have been approved by the Company’s shareholders.

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

During the year ended December 31, 2009, the Company issued 80,641 shares of Common Stock to fourteen individuals under the Stock Compensation Plan at an average price of $1.25 per share in lieu of $100,750 in cash compensation. Section 16 reports filed with the SEC include the actual prices at which shares were issued to each individual.

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

The following table sets forth the percentage of DRI’s sales represented by certain items included in DRI’s Statements of Operations:

	Year Ended December 31,
	2009	2008	2007

Net sales	100.0%	100.0%	100.0%
Cost of sales	69.9	66.1	67.9

Gross profit	30.1	33.9	32.1

Operating expenses:
Selling, general and administrative	24.8	26.9	26.3
Research and development	0.6	1.4	2.0

Total operating expenses	25.4	28.3	28.3

Operating income	4.7	5.6	3.8
Total other income and expense	(1.3)	(1.0)	(1.5)

Income from continuing operations before income tax expense	3.4	4.6	2.3
Income tax expense	(1.0)	(1.6)	(0.5)

Income from continuing operations, net of tax	2.4	3.0	1.8
Loss from discontinued operations	—	—	(0.4)

Net income	2.4	3.0	1.4
Less: Net income attributable to noncontrolling interests, net of tax	(0.2)	(0.9)	(0.3)

Net income attributable to DRI Corporation	2.2%	2.1%	1.1%

Comparison of Results for the Years Ended December 31, 2009 and 2008

Net Sales and Gross Profit

Due to commonality of customers, products, technology, and management, we manage and report our U.S. and foreign operations as a single reporting segment. For discussion purposes, we differentiate between sales and gross profit for the U.S. market and the foreign markets to better provide our investors with useful information.

For 2009, sales increased $11.7 million, or 16.6%, from $70.6 million for 2008 to $82.3 million for 2009. The increase resulted from higher sales of $4.1 million by our U.S. subsidiaries and higher sales of $7.6 million from our foreign subsidiaries.

The increase in U.S. sales for the year ended December 31, 2009 as compared to the year ended December 31, 2008 continues a trend we have seen in recent periods which we believe is due to the favorable impact of increased transit funding under SAFETEA-LU and, to some extent, funding under the American Recovery and Reinvestment Act of 2009, as well as the favorable influence of high fuel prices on transit ridership. We believe the enactment of SAFETEA-LU and the record-high funding increases for transit, in addition to higher fuel prices, have had a favorable impact on our business and have contributed to increased sales opportunities in the U.S. market for many of our products.

The increase in international sales is inclusive of a decrease due to foreign currency fluctuations for the year ended December 31, 2009 of approximately $5.3 million. Exclusive of this decrease resulting from foreign currency fluctuations, sales by our foreign subsidiaries increased approximately $12.9 million in 2009 compared to 2008. The most significant increase in international sales occurred in India where, in the third and fourth quarter of 2009, Castmaster Mobitec began fulfillment of large orders received earlier in fiscal year 2009 from OEM’s and large transit system operators in that market. Increased sales also occurred in the European market, primarily resulting from our European subsidiaries fulfilling orders from OEM’s for delivery to end-users in Dubai and in the Asia-Pacific market, primarily in Australia. Increased sales in these markets were partially offset by decreased sales in the South America market, primarily in Brazil, where some order scale-back was experienced in the first half of 2009 due to economic issues in that market. DRI does not use currency hedging tools. Each of our foreign subsidiaries primarily conducts business in their respective functional currencies thereby reducing the impact of foreign currency transaction differences. If the U.S. dollar strengthens compared to the foreign currencies converted, it is possible the total sales reported in U.S. dollars could decline.

Expected sales growth will be dependent upon the expansion of new product offerings and technology, as well as expansion into new geographic areas. We believe our relatively high market share positions in some markets preclude significant sales growth from increased market share.

Our gross profit increased $908,000 or 3.8%, from $23.9 million in 2008 to $24.8 million in 2009. As a percentage of sales, gross profit was 33.9% of net sales in 2008 as compared to 30.1% in 2009. Of the $908,000 net increase in gross profit, an ($86,000) decrease was attributable to U.S. operations and a $994,000 increase was attributable to international operations.

The U.S. gross profit as a percentage of sales for 2009 was 29.8% as compared to 34.3% for 2008. Substantially all of the increase in sales in the U.S. in 2009 when compared to 2008 resulted from increased sales of electronic destination sign systems and related products, which yield lower margins than other products sold by the Company. Additionally, the following factors were primary contributors to the decrease in U.S. gross profit percentage in 2009 as compared to 2008: (1) a variation in sales mix on multiple deliverable engineered systems projects resulted in lower gross margins in 2009. As certain elements of these projects are delivered, gross margins on these projects can vary depending on the product or service delivered. In 2009, more deliveries of lower-margin elements were completed, resulting in lower than usual margins for these engineered systems projects; and (2) higher labor absorption costs in 2009 resulting from increased sustained engineering work performed on engineered system products recently introduced into the market. All of these factors contributed to a decreased U.S. gross profit percentage in 2009 when compared to 2008.

The international gross profit as a percentage of sales for 2009 was 30.3% as compared to 33.5% for 2008. The decrease in international margins is reflective of a variation in product and customer mix and a variation in geographical dispersion of product sales that resulted in lower margins in 2009 compared to 2008. Decreases in international gross margins in 2009 compared to 2008 resulted primarily from (1) margins on fulfillment of previously-mentioned orders from OEM’s for delivery to end-users in Dubai being lower than margins typically realized on sales of similar products, (2) margins on fulfillment of the large orders in India previously mentioned being lower than margins typically realized as a result of strong competition in that market, and (3) higher labor absorption costs due to an increase in temporary production employees to meet increased production demands of the increased sales previously mentioned.

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

Selling, General and Administrative

Selling, general, and administrative (“SG&A”) expenses for 2009 increased $1.4 million, or 7.4%, from $19.0 million for 2008 to $20.4 million for 2009. Excluding a decrease of $1.5 million due to the change in foreign currency exchange rates from 2008 to 2009, SG&A expenses increased approximately $2.9 million from 2008 to 2009. Exclusive of the decrease due to foreign currency exchange fluctuations, SG&A expenses have increased primarily due to (1) increased personnel-related expenses of approximately $1.6 million resulting from an increase in personnel as well as salary and wage increases for current employees throughout 2009, (2) increased travel expenses of approximately $223,000 and increased promotion, advertising, and business development costs of approximately $294,000, as the Company continues its efforts to market the Company on a global basis, (3) increased bank-related fees of approximately $300,000 due to (a) increased amortization of deferred finance costs resulting from the domestic debt agreements entered into in June 2008 and from additional deferred finance costs incurred in connection with amendments to those domestic debt agreements in 2009 and (b) having a full year of loan-related fees in 2009 on our domestic debt agreements entered into in June 2008 compared to having only 6 months of such fees in 2008, (4) increased compensation expense of approximately $160,000 recorded under ASC Topic 718-20 as a result of stock options issued in the third quarter of 2008 and the second quarter of 2009, (5) increased audit, accounting and tax fees of approximately $162,000 resulting primarily from the engagement of outside firms to provide due diligence and audit services in connection with the acquisition of the remaining 50% interest of Mobitec Brazil and the engagement of an outside firm to provide global tax planning consulting services, (6) an increase of approximately $370,000 in outside consulting fees resulting primarily from (a) consultants engaged in 2009 to assist the Company with product customization and (b) increased fees to consultants engaged to assist the Company in generating and maintaining sales in select North American markets, (7) increased operating taxes of approximately $304,000 resulting from estimated tax liabilities accrued in 2009, and (8) increased income tax penalties of $125,000 recorded in 2009 related to uncertain tax positions. These increases were partially offset by (1) a reduction in expenses in connection with a legal settlement in Australia of $184,000 recorded to SG&A expenses in 2008, (2) a reduction of expenses in connection with a reduction of Mobitec Brazil’s foreign tax settlement of $266,000 recorded to SG&A expenses in 2009, and (3) a reduction of $364,000 in expenses incurred in 2008 related to the Company’s participation in the tri-annual APTA Expo in 2008.

Research and Development

Research and development expenses for 2009 decreased $422,000, or 43.3%, from $974,000 for 2008 to $552,000 for 2009. This category of expense includes internal engineering personnel and outside engineering expense for software and hardware development, sustaining product engineering, and new product development. During 2009, salaries and related costs of certain engineering personnel who were used in the development of software met the capitalization criteria of ASC Topic 985-20, “Costs of Computer Software to be Sold, Leased or Marketed.” The total amount of personnel and other expense capitalized in 2009 was $2.1 million as compared to $1.5 million for 2008. In aggregate, research and development expenditures in 2009 were $2.6 million as compared to aggregate expenditures of $2.5 million in 2008. This increase in research and development expenditures is attributable to the Company’s continued efforts to pursue technological enhancements to existing products and to develop new, technologically advanced products that will meet our customers’ needs. Product development based upon advanced technologies is one of the primary means by which management believes DRI differentiates itself from its competitors.

Operating Income (Loss)

The net change in our operating income was a decrease of $72,000 from net operating income of $3.9 million in 2008 to net operating income of $3.8 million in 2009. The decrease in operating income is due to higher sales and gross profit and lower research and development costs offset by higher selling, general and administrative expenses as previously described.

Other Income, Foreign Currency Gain (Loss) and Interest Expense

Other income, foreign currency gain (loss), and interest expense decreased $343,000 from ($687,000) in 2008 to ($1.0 million) in 2009 due to an increase in interest expense of $27,000, a decrease in other income (loss) of $289,000, and a decrease in foreign currency gain of $27,000. In 2008, interest expense of $54,000 was recorded to amortize the fair value of a beneficial conversion feature of a debenture that was converted to Common Stock; this resulted in a decrease in interest expense in 2009 as compared to 2008. Interest expense was also lower in 2009 due to lower borrowings on international lines of credit and loans throughout most of 2009 as compared to 2008. These decreases were partially offset by increased interest expense resulting from increased borrowings on our domestic lines of credit and loans.

Income Tax Expense

Income tax expense was $836,000 in 2009 as compared with an income tax expense of $1.1 million in 2008. The Company’s effective tax rate was 29.7% and 36.3% in 2009 and 2008, respectively. The Company’s 29.7% effective tax rate in 2009 differs from the expected U.S. statutory rate of 34% due primarily to a correcting increase to the prior year net operating loss carryforward, lower rates on income reported in foreign tax jurisdictions, a reduction of tax liabilities for uncertain tax positions, and a decrease in the valuation allowance recorded against deferred tax assets. The Company’s 36.3% effective tax rate in 2008 differed from the expected U.S. statutory rate of 34% due primarily to higher rates on income reported in foreign tax jurisdictions and an increase in the valuation allowance recorded against deferred tax assets, partially offset by a correcting increase to the prior year net operating loss carryforward. A reconciliation of the effective tax rates for 2009 and 2008 to the expected U.S. statutory rate of 34% is provided in Note 16 to the accompanying consolidated financial statements.

Net Income (Loss) Applicable to Common Shareholders

Net income applicable to common shareholders increased $318,000 from net income of $1.2 million in 2008 to net income of $1.5 million in 2009. This increase is due to the factors previously addressed, as well as a $16,000 increase in preferred stock dividends.

Comparison of Results for the Years Ended December 31, 2008 and 2007

Net Sales and Gross Profit

For 2008, sales increased $12.6 million, or 21.8%, from $57.9 million for 2007 to $70.6 million for 2008. The increase resulted from higher sales of $2.2 million by our U.S. subsidiaries and higher sales of $10.4 million from our foreign subsidiaries.

The increase in U.S. sales for 2008 as compared to 2007 was a result of higher OEM sales, with substantially all of the sales increase coming from increased sales of engineered systems and related products. Engineered systems include our computer aided dispatch GPS tracking systems, AVL systems, VacTelltm video surveillance security systems, AVM systems, and Talking Bus® automatic voice announcement systems. The increase in sales in 2008 is due in substantial part to the favorable impact of transit funding under the Safe, Accountable, Flexible, Efficient, Transportation Equity Act — A Legacy for Users (“SAFETEA-LU”) and the favorable influence of higher fuel prices during much of 2008 on transit ridership. In 2007, federal funding for public transportation under SAFETEA-LU was $8.975 billion and in 2008, federal public transportation funding increased to $9.492 billion. In 2008, we saw new engineered systems products and new features with advanced technology added to existing engineered systems products being embraced more and more by customers. We believe the increased funding under SAFETEA-LU in combination with customer acceptance of new and enhanced engineered systems products, in addition to the impact of higher fuel prices, resulted in increased sales in the U.S. in 2008.

The increase in international sales resulted from higher sales in several established markets in Europe, South America and Asia Pacific, which includes sales generated by our joint venture in India, which began operations in the fourth quarter of 2007. In Europe, increased revenues were most notably generated in

Sweden and the United Kingdom. In South America, the most significant increase was generated in Brazil where an increase in public transit funding by the Brazilian government contributed to increased sales in that market. The increases in these markets were partially offset by lower sales in the Middle East market. The increase in international sales is inclusive of an increase due to foreign currency fluctuations for the period ended December 31, 2008 of approximately $1.7 million.

Our gross profit increased $5.3 million or 28.3%, from $18.6 million in 2007 to $23.9 million in 2008. As a percentage of sales, gross profit was 32.1% of net sales in 2007 as compared to 33.9% in 2008. Of the $5.3 million net increase in gross profit, a $1.2 million increase was attributable to U.S. operations and a $4.1 million increase was attributable to international operations.

The U.S. gross profit as a percentage of sales for 2008 was 34.3% as compared to 32.7% for 2007. The increase in gross profit margin resulted primarily from the increased sales of engineered systems and related products, which yield higher margins than other products sold by the Company. Additionally contributing to the increase in the U.S. gross profit margin in 2008, though to a lesser extent, was a reduction of direct production labor absorption costs in 2008 resulting from a workforce reduction implemented by the Company in the U.S. in the second quarter of 2007 and a reduction of warranty expense included in cost of sales in 2008. The decrease in warranty expense resulted primarily from warranty part returns, a decrease in the number of specific warranty projects in 2009, as there were two larger warranty projects in 2007 for which the warranty reserve was adjusted and no such projects in 2008, and from the Company reversing warranty reserves previously recorded when a customer determined warranty work previously anticipated was no longer required.

The international gross profit as a percentage of sales for 2008 was 33.5% as compared to 31.7% for 2007. Since the third quarter of 2007, the Company entered into new purchasing agreements with several major suppliers to our international subsidiaries, which resulted in more favorable pricing of component parts purchased by the Company. The lower pricing of component parts resulted in lower cost of sales in 2008. Additionally, reduced amortization of capitalized software development costs resulting from certain of those assets becoming fully amortized in 2008 contributed to the increase in gross profit in 2008. These reductions in cost of sales were partially offset by increased shipping costs, primarily due to shipments for sales in India, and higher production costs in Brazil, as some production was outsourced to third-parties to help meet the increased sales demand in that market.

Selling, General and Administrative

Selling, general, and administrative expenses for 2008 increased $3.8 million, or 24.9%, from $15.2 million for 2007 to $19.0 million for 2008. Excluding an increase of $454,000 due to the change in foreign currency exchange rates from 2007 to 2008, selling, general, and administrative expense increased approximately $3.3 million from 2007 to 2008. Overall, SG&A expenses increased to support the needs of our domestic and international operations in achieving sales growth from 2007 to 2008. The most significant increase in SG&A expenses was due to increased personnel expenses resulting from an increase in personnel as well as salary and wage increases for current employees. In addition, SG&A expenses increased due to (1) increased marketing and business development costs, including increased trade show participation and specifically, participation in the tri-annual APTA Expo in the fourth quarter of 2008, as we strive to market the Company on a global basis, (2) increased travel costs resulting from our increased marketing and business development efforts as well as overall cost increases for travel activity, (3) increased public company costs, including board of director costs, public company reporting costs, investor relations, and audit fees, (4) increased consulting fees resulting primarily from the engagement of an investment banking firm to assist the Company with its strategic financial planning and the engagement of consultants to assist the Company in increasing sales in certain North American markets, (5) increased legal fees, inclusive of a settlement expense, attributable to the Company’s efforts to settle a legal matter in Australia, (6) increased amortization of deferred finance costs in connection with new loan agreements entered into in the third quarter of 2008, (7) increased compensation expense recorded under ASC Topic 718-20 as a result of stock options issued in 2008, and (8) increased bad debt expense recorded to state certain accounts receivable at net realizable value. Additionally, our joint venture in India began operations in the fourth quarter of 2007 and additional SG&A expenses are now being incurred in support of that operation. Partially offsetting these increases was a reduction of consulting fees resulting from reduced costs in the Company’s efforts to comply with the Sarbanes-Oxley Act of 2002.

Research and Development

Research and development expenses for 2008 decreased $175,000, or 15.2%, from $1.1 million for 2007 to $974,000 for 2008. This category of expense includes internal engineering personnel and outside engineering expense for software and hardware development, sustaining product engineering, and new product development. During 2008, salaries and related costs of certain engineering personnel who were used in the development of software met the capitalization criteria of ASC Topic 985-20, “Costs of Computer Software to be Sold, Leased or Marketed.” The total amount of personnel and other expense capitalized in 2008 was $1.5 million as compared to $669,000 for 2007. In aggregate, research and development expenditures in 2008 were $2.5 million as compared to aggregate expenditures of $1.8 million in 2007. This increase in research and development expenditures is attributable to the Company’s continued efforts to pursue technological enhancements to existing products and to develop new, technologically advanced products that will meet our customers’ needs. Product development based upon advanced technologies is one of the primary means by which management believes DRI differentiates itself from its competitors.

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

Other Income, Foreign Currency Gain (Loss) and Interest Expense

Other income, foreign currency gain (loss), and interest expense decreased $197,000 from $884,000 in 2007 to $687,000 in 2008 due to an increase in interest expense of $236,000, an increase in other income of $85,000, and an increase in foreign currency gain of $348,000. The increase in interest expense is primarily attributable to the increase in debt, which occurred in the last six months of 2008. During the first six months of 2008, interest expense increased $13,000 compared to the first six months of 2007. During the first six months of 2008, interest expense of $54,000 was recorded to amortize the fair value of a beneficial conversion feature of a debenture that was converted to Common Stock. Additionally, in the first six months of 2008, interest expense increased due to increased borrowings and higher interest rates on debt of our international subsidiaries. These increases in interest expense were partially offset by decreased borrowings and lower interest rates on our domestic debt during the first six months of 2008. The Company entered into new debt agreements in the third quarter of 2008, which increased its total outstanding debt. The increase in interest expense of $223,000 in the last six months of 2008 is primarily due to the increase in outstanding debt under these new agreements and increased expense resulting from accruing termination fees on the domestic term loan agreement entered into in the third quarter of 2008 ratably over the three-year term of the agreement. The increase in foreign currency gain is primarily a result of foreign currency gains from sales transactions billed in Euros, which weakened significantly against other currencies in 2008.

Income Tax Expense

Income tax expense was $1.1 million in 2008 as compared with an income tax expense of $291,000 in 2007. The Company’s effective tax rate was 36.3% and 25.2% in 2008 and 2007, respectively. A reconciliation of the effective tax rates for 2008 and 2007 to the expected U.S. statutory rate of 34% is provided in Note 16 to the accompanying consolidated financial statements.

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

Liquidity and Capital Resources

Cash Flows

The Company’s net working capital as of December 31, 2009, was $11.8 million compared to $9.8 million as of December 31, 2008. Our principal sources of liquidity from current assets included cash and cash equivalents of $1.8 million, trade and other receivables of $19.8 million, inventories of $13.0 million, and prepaids and other current assets of $1.8 million. The most significant current liabilities at December 31, 2009, included asset-based borrowings of $7.2 million, accounts payable of $10.1 million, accrued expenses and other current liabilities of $6.4 million, and the current portion of long-term debt and capital leases of $960,000. The asset-based lending agreements, both foreign and domestic, are directly related to sales and customer account collections and inventory. Our domestic asset-based lending agreement was negotiated with the intent that borrowings on the revolving credit facility would be long-term debt. However, ASC Topic 470-10-45-5, “Classification of Revolving Credit Agreements Subject to Lock-Box Arrangement and Subjective Acceleration Clauses,” requires the Company to classify all of our outstanding debt under this agreement as a current liability. The agreement has a subjective acceleration clause, which could enable the lender to call the loan, but such language is customary in asset-based lending agreements and management does not expect the lender to use this particular clause to inhibit the Company from making borrowings as provided under the loan agreement.

Our operating activities provided net cash of $1.6 million for the year ended December 31, 2009. Sources of cash from operations primarily resulted from an increase in accounts payable of $4.1 million, and an increase in accrued expenses of $1.2 million. Cash used in operating activities primarily resulted from an increase in trade accounts receivable of $4.6 million, an increase in inventories of $1.7 million, an increase in prepaids and other current assets of $1.3 million, an increase in other receivables of $394,000, an increase in other assets of $6,000, and a decrease in the foreign tax settlement of $334,000. Non-cash expense items totaling $2.7 million were primarily related to depreciation and amortization, bad debt expense, Common Stock issued in lieu of cash compensation, stock based compensation expense, loan termination fees, inventory obsolescence charges, and a change in the fair value of the warrant liability, offset by a gain on foreign currency translation and an increase in bank fees. The increase in trade accounts receivable primarily results from an overall increase of sales in 2009 compared to 2008 and in particular, a 109.8% increase in sales by our foreign subsidiaries during the fourth quarter of 2009 compared to the fourth quarter in 2008. The increase in inventories resulted from a build-up of inventory to meet higher overall product sales in 2009 compared to 2008. The increase in accounts payable is due to higher inventory purchases to support a significant increase in sales by our foreign subsidiaries in 2009, particularly during the fourth quarter of 2009. The increase in prepaids and other current assets is primarily due to an increase in prepayments to suppliers. The increase in accrued expenses is primarily due to an increase in income taxes payable due to higher income in 2009 compared to 2008, an increase in accrued payroll costs due to an increase in employees, an increase in accrued commissions and warranty reserve due to higher sales in 2009 compared to 2008, offset by lower deferred revenue due to substantial delivery of orders in 2009 for which revenue had been previously deferred in 2008. We consider the changes incurred in our operating assets and liabilities routine, given the number and size of orders relative to our industry and our size. We expect working capital requirements to continue to increase with growth in sales, primarily due to the timing between when we must pay suppliers and the time we receive payment from our customers.

Our investing activities used cash of $3.3 million for the year ended December 31, 2009. The primary uses of cash were for expenditures relating to internally developed software and purchases of computer, test, and office equipment, as well as for the acquisition of the noncontrolling interest in Mobitec Brazil. We do not anticipate any significant expenditures for, or sales of, capital equipment in the near future.

Our financing activities provided net cash of $2.8 million for the year ended December 31, 2009. Sources of cash primarily resulted from net borrowings under asset-based lending agreements for both our U.S. and our foreign subsidiaries as well as proceeds from the issuance of Series K Preferred stock. Our primary uses of cash for financing activities were payment of financing costs related to amendments of the BHC agreement and payment of dividends.

Significant Financing Arrangements

The Company’s primary source of liquidity and capital resources has been from financing activities. The Company has agreements with lenders under which revolving lines of credit have been established to support the working capital needs of our current operations. These lines of credit are as follows:

•	DR and TVna (collectively, the “Borrowers”) have in place a three-year, asset-based lending agreement (the “PNC Agreement”) with PNC Bank, National Association (“PNC”) which terminates June 30, 2011. DRI has agreed to guarantee the obligations of the Borrowers under the PNC Agreement. The PNC Agreement provides up to $8.0 million in borrowings under a revolving credit facility. Borrowing availability under the PNC Agreement is based upon an advance rate equal to 85% of eligible domestic accounts receivable of the Borrowers plus 75% of eligible foreign receivables of the Borrowers, limited to the lesser of $2.5 million or the amount of coverage under acceptable credit insurance policies of the Borrowers, as determined by PNC in its reasonable discretion, plus 85% of the appraised net orderly liquidation value of inventory of the Borrowers, limited to $750,000. At December 31, 2009, the outstanding principal balance on the revolving credit facility was approximately $3.8 million and remaining borrowing availability under the revolving credit facility was approximately $1.5 million.

•	Mobitec AB has credit facilities in place under agreements with Svenska Handelsbanken AB (“Handelsbanken”) pursuant to which it may currently borrow up to a maximum of 27.5 million krona, or approximately US$3.8 million (based on exchange rates at December 31, 2009) through September 30, 2010, on which date, under terms of the credit agreements, the maximum borrowing capacity will be reduced by 3.5 million krona, or approximately US$488,000 (based on exchange rates at December 31, 2009). At December 31, 2009, borrowings due and outstanding under these credit facilities totaled 14.7 million krona (approximately US$2.0 million, based on exchange rates at December 31, 2009). Additional borrowing availability under these agreements at December 31, 2009 amounted to approximately US$1.8 million. These credit agreements renew annually on a calendar-year basis.

•	Mobitec GmbH has a credit facility in place under an agreement with Handelsbanken pursuant to which it may currently borrow up to a maximum of approximately 1.4 million Euro (approximately US$2.0 million, based on exchange rates at December 31, 2009) through April 30, 2010, on which date, under terms of the credit agreement, the maximum borrowing capacity will be reduced by 500,000 Euro, or approximately US$717,000 (based on exchange rates at December 31, 2009). At December 31, 2009, borrowings due and outstanding under this credit facility totaled 954,000 Euro (approximately US$1.4 million, based on exchange rates at December 31, 2009). Additional borrowing availability under this credit facility at December 31, 2009 amounted to approximately US$640,000. The agreement under which this credit facility is extended has an open-ended term.

In addition to the revolving lines of credit described herein, the Company has agreements under which additional loans and credit facilities have been established to provide working capital to our domestic and foreign operations as follows:

•	At December 31, 2009, pursuant to terms of a loan agreement (the “BHC Agreement”) with BHC Interim Funding III, L.P. (“BHC”), the Borrowers had an outstanding principal balance of $4.8 million due on a term loan (the “Term Loan”) which had an original principal balance of a $5.0 million. The Term Loan has a maturity date of June 30, 2011.

•	At December 31, 2009, Mobitec AB had an outstanding principal balance of 1.5 million krona (approximately US$209,000, based on exchange rates at December 31, 2009) due on a term loan under a credit agreement with Handelsbanken (the “Mobitec Term Loan”). The Mobitec Term Loan has a maturity date of September 30, 2010.

•	At December 31, 2009, Mobitec AB had an outstanding principal balance of 3.4 million krona (approximately US$470,000, based on exchange rates at December 31, 2009) due on an additional term loan under a credit agreement with Handelsbanken (the “Mobitec Loan”). The Mobitec Loan is payable in quarterly principal installments of 375,000 krona (approximately US$52,000, based on exchange rates at December 31, 2009) and matures June 30, 2011.

•	At December 31, 2009, Mobitec Brazil has outstanding borrowings from two banks in Brazil of approximately 235,000 Brazilian Real (“BRL”) (approximately US$135,000, based on exchange rates at December 31, 2009). The borrowings are secured by accounts receivable on certain export sales by Mobitec Brazil Ltda and have a term of 180 days.

•	At December 31, 2009, Mobitec Brazil had five loans payable to a bank in Brazil with an aggregate outstanding principal balance of approximately 206,000 BRL (approximately US$119,000, based on exchange rates as of December 31, 2009). One loan has a principal balance of approximately 161,000 BRL (approximately US$93,000, based on exchange rates as of December 31, 2009) and matures April 13, 2010. The four remaining loans have an aggregate outstanding principal balance of approximately 45,000 BRL (approximately US$26,000, based on exchange rates as of December 31, 2009) and have maturity dates ranging from January 17, 2010 to November 16, 2010.

The Company’s outstanding lines of credit and loans, and the agreements under which these credit facilities were established, are more fully described in Note 9 and Note 10 to the accompanying consolidated financial statements.

The PNC Agreement and the BHC Agreement contain certain covenants with which we and our subsidiaries must comply. Among the covenants contained in the PNC Agreement and BHC Agreement are requirements that we and our domestic subsidiaries maintain certain leverage ratios as of the end of each fiscal quarter for the twelve-month period then ending. On March 26, 2009, the PNC Agreement and BHC Agreement were each amended to revise the minimum EBITDA and leverage ratios required to be maintained as of the end of each of the fiscal quarters ending March 31, 2009, June 30, 2009 and September 30, 2009 as set forth below.

Fiscal Quarter Ending:	EBITDA:	Leverage Ratio:

March 31, 2009	$3,000,000	5.70 to 1.0
June 30, 2009	$2,500,000	6.25 to 1.0
September 30, 2009	$4,000,000	4.55 to 1.0

On October 1, 2009, the BHC Agreement was amended (the “BHC Amendment”) to, among other things, effect the following:

•	Permit the Borrowers and DRI to make a recallable equity investment in Mobitec AB on or about October 1, 2009 (the “BHC Effective Date”), in an amount not to exceed the Contribution Amount (as defined below);

•	Permit the Borrowers and DRI to make a recallable equity investment in Mobitec EP on or about the BHC Effective Date in an amount not to exceed $400,000;

•	Allow the Borrowers to make dividends or distributions to DRI to enable DRI to pay up to the sum of (a) $150,000 plus (b) the result of 9.5% of the amount of Series K Preferred Stock issued by DRI on or prior to October 31, 2009, in the aggregate in any fiscal year, of dividends or distributions with respect to DRI’s preferred stock;

•	Allow the Borrowers and DRI to enter into any transaction, capital contribution, investment and transfer which, in the aggregate for all such events, do not exceed $2 million plus the Contribution Amount; and

•	Permit DRI to adopt the Certificate of Designation of, and amend its Organizational Documents (as defined in the BHC Agreement) to authorize, the Series K Preferred Stock.

On October 5, 2009 (the “PNC Effective Date”), the PNC Agreement was amended (the “PNC Amendment”) to, among other things, effect the following:

•	Obtain PNC’s consent for DRI to issue a new series of preferred stock and to be designated the Series K Senior Convertible Preferred Stock (the “Series K Preferred Stock”), so long as the net proceeds of such issuance are utilized to repay outstanding Advances (as defined in the PNC Agreement) and to use Advances to make a recallable equity investment in Mobitec AB on or after the PNC Effective Date in an amount not to exceed, if DRI receives gross proceeds from the issuance of the Series K Preferred Stock of (i) no more than $3.5 million, $1 million, (ii) $5 million, $1.5 million, and (iii) in excess of $3.5 million but less than $5 million, $1 million plus the lesser of (a) $500,000 and (b) an amount determined by multiplying (x) the quotient (expressed as a percentage) of (1) the amount by which gross proceeds from the issuance of Series K Preferred Stock exceeds $3.5 million, divided by (2) $1.5 million, by (y) $500,000 (the foregoing clauses (i) through (iii) collectively referred to as the “Contribution Amount”); provided, however, that (x) the amount of the proceeds applied to repay Advances must be equal to or greater than the Contribution Amount and (y) the amount of the proceeds as applied to prepay the Term Loan may not exceed the Prepayment Amount, as defined below; and

•	Obtain PNC’s consent to the prepayment of the Term Loan with a portion of the proceeds of the Series K Preferred Stock in an amount not to exceed the Prepayment Amount;

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

For the quarter ended September 30, 2009, we and the Borrowers were not in compliance with the leverage ratio required to be maintained under terms of the PNC Agreement and the BHC Agreement as amended on March 26, 2009. PNC agreed to amend the PNC Agreement to revise the leverage ratio required to be maintained for the quarter ended September 30, 2009 to 5.25 to 1.00. BHC agreed to waive the violation of the leverage ratio covenant for the quarter ended September 30, 2009. On December 29, 2009, the PNC Agreement and BHC Agreement were each amended to revise the minimum leverage ratios required to be maintained as of the end of each fiscal quarter as set forth below.

Fiscal Quarter Ending:	Leverage Ratio:

September 30, 2009	5.25 to 1.0
December 31, 2009	5.00 to 1.0
March 31, 2010	6.75 to 1.0
June 30, 2010	8.25 to 1.0
September 30, 2010	7.00 to 1.0
December 31, 2010 and each fiscal quarter ending thereafter	5.50 to 1.0

With the exception of the leverage ratio for the quarter ended September 30, 2009, as described herein, we were in compliance with all financial loan covenants in 2009. Additionally, PNC and BHC agreed to extend the date for the Company to provide audited 2009 financial statements to April 30, 2010.

Series K Preferred Stock

Between October 26, 2009 and January 5, 2010, the Company sold an aggregate of 310 shares of the Company’s Series K Preferred Stock, par value $0.10 per share, to multiple outside investors. Gross proceeds from the sale of the Series K Preferred Stock of $1.6 million were used for general corporate working capital purposes and applied toward a $270,000 payment to BHC. Of the $270,000 payment to BHC, which occurred on November 2, 2009, $250,000 was a payment of principal on the Term Loan and $20,000 was payment of a termination fee pursuant to terms of the BHC Agreement. On January 5, 2010, the Company agreed to issue an aggregate of 24 shares of the Series K Preferred Stock to a placement agent as consideration for such agent’s services to the Company in connection with the placement of the 310 shares of Series K Preferred Stock described herein. Upon the issuance of shares to the placement agent, the Company has 334 shares of Series K Preferred Stock issued and outstanding. The terms and conditions of the Series K Preferred Stock are more fully described in Note 12 to the accompanying consolidated financial statements.

Management Conclusion

Our liquidity is primarily measured by the borrowing availability on our domestic and international revolving lines of credit and is determined, at any point in time, by comparing our borrowing base (generally, eligible accounts receivable and inventory) to the balances of our outstanding lines of credit. Borrowing availability on our domestic and international lines of credit is driven by several factors, including the timing and amount of orders received from customers, the timing and amount of customer billings, the timing of collections on such billings, lead times and amounts of inventory purchases, and the timing of payments to vendors, primarily on payments to vendors from whom we purchase inventory. In addition to these factors, in fiscal year 2010, we expect revenue growth in our domestic and international markets and increased production efforts to meet such growth to impact the borrowing availability on our domestic and international lines of credit and may require us to seek additional financing to support the working capital and capital expenditure needs of our operations during fiscal year 2010. Historically, the Company has secured financing through lending agreements with banks and other lenders, including amending or extending existing lending agreements, and through offerings of its equity securities. If additional financing is required in fiscal year 2010, we believe we will be able to secure financing through one of these sources on commercially reasonable terms, though we can give no assurances of such.

As described herein, certain of our loan agreements contain covenants with which we and our subsidiaries must comply on a quarterly basis. We believe we will be able to comply with such loan covenants in each quarter of fiscal year 2010, though we can give no assurance of such compliance.

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

Inventory Valuation and Warranty Reserve

We periodically evaluate the carrying amount of inventory based upon current shipping forecasts and warranty and post-warranty component requirements. As a part of the sale, the Company typically extends a warranty term generally ranging from one to five years. We account for this liability through a warranty reserve on the balance sheet. Additionally, in special situations, we may, solely at our discretion, use extended or post-warranty services as a marketing tool. In these instances, such future warranty costs have previously been included in the established warranty reserves. Many of our customers have contractual or legal requirements, which dictate an extended period of time for us to maintain replacement parts. Our evaluation of inventory reserves involves an approach that incorporates both recent historical information and management estimates of trends. Our approach is intended to take into consideration potential excess and obsolescence in relation to our installed base, engineering changes, uses for components in other products, return rights with vendors and end-of-life manufacture. Estimating sales prices, establishing markdown percentages and evaluating the condition of the inventories require judgments and estimates, which may impact the inventory valuation and gross profits. We believe, based on our prior experience of managing and evaluating the recoverability of our slow moving or obsolete inventory, that such established reserves are materially adequate. If actual market conditions and product sales were less favorable than we have projected, additional inventory write-downs may be necessary. The inventory write-down calculations are reviewed periodically and additional write-downs are recorded as deemed necessary.

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

We performed a goodwill impairment test as of December 31, 2009. We estimated fair value for each reporting unit utilizing two valuation approaches: (1) the income approach and (2) the market approach. The income approach measures the present worth of anticipated future net cash flows generated by the reporting unit. Net cash flows are forecast for an appropriate period and then discounted to present value using an appropriate discount rate. Net cash flow forecasts require analysis of the significant variables influencing revenues, expenses, working capital and capital investment and involves a number of significant assumptions and estimates. The market approach is performed by observing the price at which companies comparable to the reporting unit, or shares of those guideline companies, are bought and sold. Adjustments are made to the data to account for operational and other relevant differences between the reporting unit and the guideline companies. To arrive at estimated fair value of each reporting unit, we assigned an appropriate weighting to the value of the reporting unit calculated under of each of the two valuation approaches. The aggregate weighted fair value under the two valuation approaches is the estimated fair value of the reporting unit. Additional judgments and assumptions are made in allocating assets and liabilities to determine the carrying values for each of our reporting units. We believe the assumptions we use in estimating fair value and in determining the carrying value of our reporting units are reasonable, but are also unpredictable and inherently uncertain. At December 31, 2009, our estimated fair value of the reporting units exceeded carrying value of our reporting units thereby indicating no impairment existed. If our estimated fair value of the reporting units declines at some point in the future, the Company may be required to record an impairment charge. Actual future results may differ from those estimates.

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

We account for uncertain tax positions in accordance with ASC Topic 740-10-25. The application of income tax law is inherently complex. As such, we are required to make certain assumptions and judgments regarding our income tax positions and the likelihood whether such tax positions would be sustained if challenged. Penalties related to uncertain tax positions are recorded as a component of operations. There is no interest charged for underpayment of taxes in the jurisdiction to which our uncertain tax positions relate. Interpretations and guidance surrounding income tax laws and regulations change over time. As such, changes in our assumptions and judgments can materially affect amounts recognized in our consolidated balance sheets and statement of operations.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). SAB 104 sets forth guidelines on the timing of revenue recognition based upon factors such as passage of title, purchase agreements, established pricing and defined shipping and delivery terms. We recognize revenue when all of the following criteria are met: persuasive evidence that an arrangement exists; delivery of the products or services has occurred; the selling price is fixed or determinable and collectibility is reasonably assured. Even though the Company receives customer sales orders that may require scheduled product deliveries over several months, sales are only recognized upon physical shipment of the product to the customer, provided that all other criteria of revenue recognition are met.

Multiple element arrangements in 2007 and 2008 — The Company’s transactions sometimes involve multiple element arrangements in which significant deliverables typically include hardware, installation services, and other services. Under a typical multiple element arrangement, the Company delivers the hardware to the customer first, then provides services for the installation of the hardware, followed by system set-up and/or data services. Revenue under multiple element arrangements is recognized in accordance with Accounting Standards Codification (“ASC”) Topic 605-25, “Multiple-Element Arrangements”. ASC Topic 605-25 provides that revenue arrangements with multiple elements should be divided into separate units of accounting if certain criteria are met and provides that fair value of each element is established first by determining if vendor-specific objective evidence exists for that element. Vendor-specific objective evidence includes the price charged when the same element is sold separately or, for an element not yet sold separately, the price established by management with the relevant authority. If vendor-specific objective evidence does not exist, then fair value can be established by third party evidence of the selling price such as competitors’ sales prices for the same or largely interchangeable products or services to similar customers in stand-alone sales. If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate elements based on their relative fair values (the relative fair value method). In cases in which there is objective and reliable evidence of the fair value of undelivered items in an arrangement but no such evidence for the delivered items, the amount of consideration allocated to the delivered items equals the total arrangement consideration less the aggregate fair value of the undelivered items (the residual method). In substantially all of our multiple element arrangements, we establish fair value of the hardware elements using vendor-specific objective evidence of sales of such hardware elements when sold separately by the Company. We establish fair value for the installation services element through third party evidence of the sales price charged by competitors and others in our industry for similar services. Certain multiple element arrangements include the delivery of software. For these arrangements, we establish fair value for the software deliverables through third party evidence of the sales price charged by competitors and others in our industry for similar software. We have not been able to establish fair value for system set-up and data services we deliver because we do not have vendor specific objective evidence of such services being sold separately or third party evidence for such services, since we are the only entity that can provide these specific services to our customers. Under the provisions of ASC Topic 605-25, we cannot separate the hardware elements and installation services into separate units of accounting because we are unable to establish fair value for the system set-up and/or data services. Therefore on multiple element arrangements involving system set-up/data services, we defer revenue on delivery of the hardware and installation services until the system set-up/data services are delivered to the customer.

Revenue from more complex or time-spanning projects within which there are multiple deliverables including products, services, and software are accounted for in accordance with ASC Topic 985-605, “Software Revenue Recognition. Under this standard, revenue is recognized over the life of the project based upon meeting specific delivery or performance criteria.

Multiple element arrangements in 2009 — In October 2009, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2009-13, which amends ASC Topic 605-25 to require companies to allocate the overall consideration in multiple-element arrangements to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. Additionally, ASU 2009-13 prohibits use of the residual method to allocate arrangement consideration among units of accounting. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. However early adoption of ASU 2009-13 is permitted and the Company has elected to adopt the provisions of ASU 2009-13 as of January 1, 2009 on a prospective basis. Under the provisions of ASU 2009-13, we are able to use best estimate of selling price for the system set-up/data services to be delivered to our customers in a multiple element arrangement, for which vendor-specific objective evidence or other third party evidence is not available. As a result, we are able to separate the hardware and installation services elements into separate units of accounting and recognize revenue on these elements when they are delivered to the customer. In determining the best estimate of selling price for the system set-up/data services, we primarily consider the costs incurred by the Company in providing these services and our profit objective in providing these services. We assume that if we were to sell these services separately, we would price these services to achieve a profit similar to the profit we generally realize on the overall multiple element arrangements we enter into on a regular basis.

In October 2009, the FASB also issued ASU 2009-14, which amends ASC Topic 985-605 to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. Under ASU 2009-14, if a multiple element arrangement includes a tangible product with both essential and nonessential software components, the arrangement consideration should first be allocated to the software and nonsoftware components based on the relative selling price method under ASC 605-25 as amended by ASU 2009-13. An entity then must apply the amended separation, measurement and allocation guidance in ASC Topic 605-25 to determine whether the nonsoftware items can be further separated and if so, how to allocate the nonsoftware consideration to those units of accounting. An entity must apply the guidance in ASC Topic 985-605 to determine whether the software components can be further separated and if so, how to allocate and recognize revenue for the units of accounting. ASU 2009-14 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. However, early adoption of ASU 2009-14 is permitted and the Company has elected to adopt the provisions of ASU 2009-14 as of January 1, 2009 on a prospective basis.

During the year ended December 31, 2009, the Company’s only multiple element projects for which revenue recognition is impacted by the provisions of ASU 2009-14 include sales of postcontract customer support. On these projects, the arrangement consideration is first allocated to the software and nonsoftware components based on the relative selling price method under ASC 605-25, as amended by ASU 2009-13. The hardware and installation services are considered nonsoftware components and are separated, measured and allocated under the provisions of ASC Topic 605-25, as amended by ASU 2009-13, as described above, while the software components are separated, measured and allocated under the provision of ASC 985-605, which provides that vendor-specific objective evidence must exist to establish fair value of all undelivered elements, including the postcontract customer support. We have not been able to establish fair value of postcontract customer support through the existence of vendor-specific objective evidence. Under the provisions of ASC 985-605, for contracts where postcontract customer support is sold, we are required to defer revenue on the software components delivered and recognize such revenue and the postcontract customer support revenue over the postcontract customer support period. The Company generally does not sell postcontract customer support in multiple element arrangements and only one such arrangement in 2009 included the sale of postcontract customer support.

The impact of the adoption of ASU 2009-13 and ASU 2009-14 as of January 1, 2009 on our consolidated financial statements is more fully described in Note 1 to the accompanying consolidated financial statements.

Service revenues are recognized upon completion of the services and include product repair not under warranty, city route mapping, product installation, training, consulting to transit authorities and funded research and development projects. Service revenues were less than 3% of total revenue for 2009, 2008, and 2007.

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718-20, “Stock Compensation Awards Classified as Equity”. Under ASC Topic 718-20, the Company estimates the fair value of stock options granted using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. This option pricing model requires the input of highly subjective assumptions, including an option’s expected life and the expected volatility of the Company’s Common Stock.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC Topic 105, “Generally Accepted Accounting Principles”, (formerly referred to as SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). ASC Topic 105 establishes the ASC as the source of authoritative principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC Topic 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC Topic 105 did not have a material impact on our consolidated financial statements for the year ended December 31, 2009.

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

•	The noncontrolling interests in our subsidiaries of which we have less than 100% ownership have been reclassified to shareholders’ equity.

•	Consolidated net income (loss) has been adjusted to include the net income (loss) attributed to the noncontrolling interest in our subsidiaries of which we have less than 100% ownership.

•	Consolidated comprehensive income (loss) has been adjusted to include the comprehensive income (loss) attributed to the noncontrolling interest in our subsidiaries of which we have less than 100% ownership.

•	We have disclosed for each reporting period the amounts of consolidated income (loss) attributed to the Company and the noncontrolling interest in our subsidiaries of which we have less than 100% ownership. In addition, for each reporting period we have presented a reconciliation at the beginning and end of the period of the carrying amount of equity attributable to the Company and noncontrolling interest in our subsidiaries of which we have less than 100% ownership.

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

In May 2009, the FASB issued ASC Topic 855-10, “Subsequent Events”, (formerly referred to as SFAS No. 165, “Subsequent Events”) which was amended in February 2010. ASC Topic 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC Topic 855-10 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of ASC Topic 855-10, as amended, did not have an impact on our consolidated financial statements for the year ended December 31, 2009, as it is our continuing policy to evaluate subsequent events through the date our financial statements are issued. For the year ended December 31, 2009, we have evaluated subsequent events through April 15, 2010, which is the date our financial statements were issued and filed with the SEC.

Impact of Inflation

We believe that inflation has not had a material impact upon our results of operations for each of our fiscal years in the three-year period ended December 31, 2009. However, there can be no assurance that future inflation will not have an adverse impact upon our operating results and financial condition.

Item 8.	Financial Statements and Supplementary Data

DRI CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
DRI Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of DRI Corporation (a North Carolina Corporation) and Subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DRI Corporation and Subsidiaries as of December 31, 2009 and 2008 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Note 1 to the consolidated financial statements, effective January 1, 2009, the Company adopted new accounting guidance related to the accounting for and financial statement presentation of multiple element revenue arrangements, noncontrolling equity interests in consolidated subsidiaries and financial instruments indexed to the Company’s own stock.

/s/ GRANT THORNTON LLP
Raleigh, North Carolina
April 15, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of DRI Corporation:

In our opinion, the consolidated statement of operations, shareholders’ equity and comprehensive income (loss) and cash flows for the year ended December 31, 2007 present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 16 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

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

/s/ PricewaterhouseCoopers LLP
March 31, 2008
Raleigh, North Carolina

DRI CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except shares and per share amounts)

ASSETS
Current Assets
Cash and cash equivalents	$1,800	$598
Trade accounts receivable, net	18,192	12,403
Current portion of note receivable	86	86
Stock subscription receivable	670	—
Other receivables	1,645	431
Inventories, net	13,042	10,662
Prepaids and other current assets	1,844	427
Deferred tax assets, net	250	94

Total current assets	37,529	24,701

Property and equipment, net	5,266	3,607
Long-term portion of note receivable	86	172
Goodwill	9,793	9,034
Intangible assets, net	728	790
Other assets	890	1,157

Total assets	$54,292	$39,461

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Lines of credit	$7,200	$3,743
Loans payable	463	719
Current portion of long-term debt	960	193
Current portion of foreign tax settlement	561	386
Accounts payable	10,099	5,347
Accrued expenses and other current liabilities	6,459	4,359
Preferred stock dividends payable	20	16

Total current liabilities	25,762	14,763

Long-term debt and capital leases, net	6,572	5,149

Foreign tax settlement, long-term	294	528

Deferred tax liabilities, net	338	137

Liability for uncertain tax positions	380	300

Commitments and contingencies (Notes 8, 9, 10, 19, and 20)
Shareholders’ Equity
Series K Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 325 shares authorized; 299 and 0 shares issued and outstanding at December 31, 2009, and December 31, 2008, respectively; redeemable at the discretion of the Company at any time	1,341	—
Series E Redeemable, Nonvoting, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 500 shares authorized; 80 shares issued and outstanding at December 31, 2009, and December 31, 2008; redeemable at the discretion of the Company at any time	337	337
Series G Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 600 shares authorized; 480 and 444 shares issued and outstanding at December 31, 2009, and December 31, 2008, respectively; redeemable at the discretion of the Company after five years from date of issuance	2,118	1,938
Series H Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 600 shares authorized; 69 and 64 shares issued and outstanding at December 31, 2009, and December 31, 2008, respectively; redeemable at the discretion of the Company after five years from date of issuance	297	272
Series J Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 250 shares authorized; 0 and 90 shares issued and outstanding at December 31, 2009, and December 31, 2008, respectively; redeemable at the discretion of the Company at any time	—	388
Series AAA Redeemable, Nonvoting, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 20,000 shares authorized; 166 shares issued and outstanding at December 31, 2009, and December 31, 2008; redeemable at the discretion of the Company at any time	830	830
Common stock, $.10 par value, 25,000,000 shares authorized; 11,746,327 and 11,466,606 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	1,175	1,147
Additional paid-in capital	30,393	32,706
Accumulated other comprehensive income — foreign currency translation	1,976	512
Accumulated deficit	(18,276)	(20,398)

Total DRI shareholders’ equity	20,191	17,732

Noncontrolling interests
Noncontrolling interests — Mobitec Brazil Ltda.	—	596
Noncontrolling interests — Castmaster Mobitec India Private Limited	755	256

Total noncontrolling interests	755	852

Total shareholders’ equity	20,946	18,584

Total liabilities and shareholders’ equity	$54,292	$39,461

See accompanying notes to consolidated financial statements.

DRI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except share and per share amounts)

Net sales	$82,285	$70,559	$57,932
Cost of sales	57,489	46,671	39,311

Gross profit	24,796	23,888	18,621

Operating expenses
Selling, general and administrative	20,402	19,000	15,216
Research and development	552	974	1,149

Total operating expenses	20,954	19,974	16,365

Operating income	3,842	3,914	2,256

Other income (loss)	(101)	188	103
Foreign currency gain	531	558	210
Interest expense	(1,460)	(1,433)	(1,197)

Total other income and expense	(1,030)	(687)	(884)

Income from continuing operations before income tax expense	2,812	3,227	1,372
Income tax expense	(836)	(1,096)	(291)

Income from continuing operations, net of tax	1,976	2,131	1,081
Loss from discontinued operations (Note 3)	—	—	(219)

Net income	1,976	2,131	862
Less: Net income attributable to noncontrolling interests, net of tax	(146)	(635)	(188)

Net income attributable to DRI Corporation	1,830	1,496	674
Provision for preferred stock dividends	(319)	(303)	(294)

Net income applicable to common shareholders of DRI Corporation	$1,511	$1,193	$380

Net income (loss) per share — basic
Continuing operations	$0.13	$0.11	$0.06

Discontinued operations	$0.00	$0.00	$(0.02)

Income per share applicable to common shareholders	$0.13	$0.11	$0.04

Net income (loss) per share — diluted
Continuing operations	$0.13	$0.10	$0.05

Discontinued operations	$0.00	$0.00	$(0.02)

Income per share applicable to common shareholders	$0.13	$0.10	$0.03

Weighted average number of common shares and common share equivalent outstanding
Basic	11,548,403	11,333,984	10,751,220

Diluted	11,715,807	11,492,473	11,146,107

See accompanying notes to consolidated financial statements.

DRI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	DRI Shareholders’ Equity
	Preferred Stock		Common Stock				Accumulated
	Number		Number		Additional	Accum-	Other	Total DRI		Total
	of Shares	Book	of Shares	Par	Paid-in	ulated	Comprehensive	Shareholders’	Noncontrolling	Shareholders’
	Issued	Value	Issued	Value	Capital	Deficit	Income (Loss)	Equity	Interests	Equity

Balance as of December 31, 2006	898	$3,691	10,045,675	$1,004	$31,517	$(22,414)	$3,397	$17,195	$234	$17,429
Issuance of common stock	—	—	648,540	65	201			266		266
Issuance of Series G Preferred Stock dividend	31	155	—	—	—			155		155
Issuance of Series H Preferred Stock dividend	5	25	—	—	—			25		25
Issuance of Series J Preferred Stock, net of issuance costs	90	411	—	—	—			411		411
Conversion of Series AAA Preferred Stock	(6)	(30)	5,454	1	29			—		—
Conversion of Series E Preferred Stock, net of issuance costs	(98)	(411)	163,324	16	395			—		—
Conversion of Series I Preferred Stock, net of discount	(104)	(471)	325,000	33	438			—		—
Adjustment for prior period Series E Conversions		271			(271)			—		—
Issuance of warrants		(23)			23			—		—
Preferred stock dividends					(294)			(294)		(294)
Stock-based compensation expense					41			41		41
Adjustment for prior year liability for uncertain tax positions						(154)		(154)		(154)
Comprehensive income:
Net income						674		674	188	862
Translation adjustment							1,173	1,173		1,173

Balance as of December 31, 2007	816	$3,618	11,187,993	$1,119	$32,079	$(21,894)	$4,570	$19,492	$422	$19,914

Issuance of common stock	—	—	37,553	3	83			86		86
Issuance of Series G Preferred Stock dividend	34	170	—	—	—			170		170
Issuance of Series H Preferred Stock dividend	5	25	—	—	—			25		25
Conversion of Series AAA Preferred Stock	(6)	(30)	5,454	1	29			—		—
Conversion of Series E Preferred Stock, net of issuance costs	(5)	(18)	8,333	1	17			—		—
Conversion of Convertible Subordinated Debenture			227,273	23	227			250		250
Amortization of convertible subordinated debenture beneficial
conversion feature					54			54		54
Issuance of warrants					333			333		333
Preferred stock dividends					(303)			(303)		(303)
Dividends paid to noncontrolling interests									(205)	(205)
Stock-based compensation expense					187			187		187
Comprehensive loss:
Net income						1,496		1,496	635	2,131
Translation adjustment							(4,058)	(4,058)		(4,058)

Balance as of December 31, 2008	844	$3,765	11,466,606	$1,147	$32,706	$(20,398)	$512	$17,732	$852	$18,584

Cumulative effect of reclassification of warrants as a result of a new accounting requirement					(333)	292		(41)		(41)

Balance as of January 1, 2009, as adjusted	844	$3,765	11,466,606	$1,147	$32,373	$(20,106)	$512	$17,691	$852	$18,543

Issuance of common stock			80,641	8	93			101		101
Issuance of Series G Preferred Stock dividend	36	180						180		180
Issuance of Series H Preferred Stock dividend	5	25						25		25
Issuance of Series K Preferred Stock, net of issuance costs	299	1,341						1,341		1,341
Conversion of Series J Preferred Stock, net of issuance costs	(90)	(388)	199,080	20	368			—		—
Reclassification of warrants					207			207		207
Modification of warrants					31			31		31
Preferred stock dividends					(319)			(319)		(319)
Stock-based compensation expense					347			347		347
Purchase of noncontrolling interest					(2,707)			(2,707)	(243)	(2,950)
Comprehensive Income:
Net income						1,830		1,830	146	1,976
Translation adjustment							1,464	1,464		1,464

Balance as of December 31, 2009	1,094	$4,923	11,746,327	$1,175	$30,393	$(18,276)	$1,976	$20,191	$755	$20,946

See accompanying notes to consolidated financial statements.

DRI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities
Net income	$1,976	$2,131	$862
Loss from discontinued operations	—	—	(219)

Income from continuing operations	1,976	2,131	1,081
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	46	106	(243)
Change in liability for uncertain tax positions	37	63	149
Depreciation and amortization of property and equipment	1,054	933	1,070
Amortization of intangible assets	115	151	138
Amortization of deferred financing costs	478	344	279
Amortization of debt discount	111	170	245
Amortization of beneficial conversion feature	—	54	—
Change in fair value of warrant liability	110	—	—
Loan termination fee accrual	243	123	—
Bad debt expense	180	176	26
Stock issued in lieu of cash compensation	101	86	76
Stock-based compensation expense	347	187	41
Write-down of inventory for obsolescence	197	156	141
Loss (gain) on sale of fixed assets	20	15	(3)
Other, primarily effect of foreign currency gain and bank fees	(324)	(412)	(274)
Changes in operating assets and liabilities
Increase in trade accounts receivable	(4,592)	(2,454)	(1,037)
(Increase) decrease in other receivables	(394)	3	(272)
Increase in inventories	(1,697)	(2,330)	(200)
(Increase) decrease in prepaids and other current assets	(1,350)	39	(49)
Increase in other assets	(6)	(11)	—
Increase (decrease) in accounts payable	4,063	(416)	450
Increase in accrued expenses	1,184	1,231	530
Decrease in foreign tax settlement	(334)	(327)	(208)

Net cash provided by continuing operations	1,565	18	1,940
Net cash used in discontinued operations	—	—	(68)

Net cash provided by operating activities	1,565	18	1,872

Cash flows from investing activities
Proceeds from sale of fixed assets	4	4	66
Purchases of property and equipment	(218)	(489)	(296)
Investments in software development	(2,123)	(1,551)	(669)
Acquisition of noncontrolling interest	(1,000)	—	—
Proceeds from sale of DAC	—	—	1,100

Net cash provided by (used in) investing activities	(3,337)	(2,036)	201

Cash flows from financing activities
Proceeds from bank borrowings and lines of credit	96,610	88,658	66,531
Principal payments on bank borrowings and lines of credit	(94,435)	(85,032)	(69,025)
Issuance of common stock	—	3	189
Proceeds from issuance of Preferred stock, net of costs	825	—	411
Payment of debt issuance costs	—	(1,304)	—
Payment of loan amendment fees	(79)	—	—
Payment of dividends to noncontrolling interest	—	(205)	—
Payment of dividends on Preferred stock	(111)	(110)	(118)

Net cash provided by (used in) financing activities	2,810	2,010	(2,012)

Effect of exchange rate changes on cash and cash equivalents	164	(123)	57

Net increase (decrease) in cash and cash equivalents	1,202	(131)	118
Cash and cash equivalents at beginning of period	598	729	611

Cash and cash equivalents at end of period	$1,800	$598	$729

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$1,108	$896	$682

Cash paid during the period for income taxes	$415	$799	$370

Supplemental disclosures of non-cash investing and financing activities:
Conversion of preferred stock to common stock	$450	$55	$1,040

Fair value of warrants issued in connection with new term loan	$—	$333	$—

Fair value of warrants issued in connection with sale of preferred stock	$—	$—	$23

Increase in fair value of warrants due to modification	$88	$—	$—

Acquisition of noncontrolling interest under short and long-term debt obligations	$2,950	$—	$—

Note receivable in connection with sale of DAC	$—	$—	$344

Conversion of convertible subordinated debenture	$—	$250	$—

Amortization of convertible subordinated debenture beneficial conversion feature	$—	$54	$—

Purchase of equipment under capital lease obligation	$27	$21	$—

Preferred stock dividends	$205	$195	$180

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and Summary of Significant Accounting Policies

Organization and Liquidity

DRI Corporation (“DRI”, “Company”, “we”, “our”, or “us”) was incorporated in 1983 as Digital Recorders, Inc. and became a public company through an initial public offering in November 1994. In June 2007, our shareholders approved changing the Company’s name to DRI Corporation. DRI’s common stock, $.10 par value per share (the “Common Stock”), trades on the NASDAQ Capital Market® under the symbol “TBUS.”

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

Our liquidity is primarily measured by the borrowing availability on our domestic and international revolving lines of credit and is determined, at any point in time, by comparing our borrowing base (generally, eligible accounts receivable and/or inventory) to the balances of our outstanding lines of credit. Borrowing availability on our domestic and international lines of credit is driven by several factors, including the timing and amount of orders received from customers, the timing and amount of customer billings, the timing of collections on such billings, lead times and amounts of inventory purchases, and the timing of payments to vendors, primarily on payments to vendors from whom we purchase inventory. In addition to these factors, in fiscal year 2010, we expect revenue growth in our domestic and international markets and increased production efforts to meet such growth to impact the borrowing availability on our domestic and international lines of credit and may require us to seek additional financing to support the working capital and capital expenditure needs of our operations during fiscal year 2010. Historically, the Company has secured financing through lending agreements with banks and other lenders, including amending or extending existing lending agreements, and through offerings of its equity securities. If additional financing is required in fiscal year 2010, we believe we will be able to secure financing through one of these sources on commercially reasonable terms, though we can give no assurances of such.

Our consolidated financial statements as of and for the year ended December 31, 2007 were prepared on a going concern basis. At December 31, 2007, we had an outstanding note payable with a principal balance of $500,000 which had a maturity date of April 30, 2008. In addition, the Company also had a revolving line of credit agreement for its domestic operations that matured on June 30, 2008. On the date our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 was filed with the SEC, the Company anticipated that it would not have sufficient cash resources available to make payment in full on the outstanding balance on the revolving line of credit. As discussed in Note 9, on June 30, 2008, the revolving line of credit was replaced with a line of credit and a term loan, both maturing June 30, 2011.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The Company’s operations are affected by numerous factors including, but not limited to, changes in laws, governmental regulations, and technological advances. The Company cannot predict if any of these factors might have a significant impact upon the transportation communications industry in the future, nor can it predict what impact, if any, the occurrence of these or other events might have upon the Company’s operations and cash flows. Significant estimates and assumptions made by management are used for, but not limited to, revenue recognition, the allowance for doubtful accounts, the obsolescence of certain inventory, the estimated useful lives of long-lived and intangible assets, the recoverability of such assets by their estimated future undiscounted cash flows, the fair value of reporting units and indefinite life intangible assets, the fair value of equity instruments and warrants, the provision for income taxes, uncertain tax positions, valuation allowances on deferred tax assets, and the allowance for warranty claim reserves.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At times, the Company places temporary cash investments with high credit quality financial institutions in amounts that may be in excess of FDIC insurance limits. During 2009, temporary cash investments were as high as $1.9 million.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). SAB 104 sets forth guidelines on the timing of revenue recognition based upon factors such as passage of title, purchase agreements, established pricing and defined shipping and delivery terms. We recognize revenue when all of the following criteria are met: persuasive evidence that an arrangement exists; delivery of the products or services has occurred; the selling price is fixed or determinable and collectibility is reasonably assured. Even though the Company receives customer sales orders that may require scheduled product deliveries over several months, sales are only recognized upon physical shipment of the product to the customer, provided that all other criteria of revenue recognition are met.

Multiple element arrangements in 2007 and 2008 — The Company’s transactions sometimes involve multiple element arrangements in which significant deliverables typically include hardware, installation services, and other services. Under a typical multiple element arrangement, the Company delivers the hardware to the customer first, then provides services for the installation of the hardware, followed by system set-up and/or data services. Revenue under multiple element arrangements is recognized in accordance with Accounting Standards Codification (“ASC”) Topic 605-25, “Multiple-Element Arrangements”. ASC Topic 605-25 provides that revenue arrangements with multiple elements should be divided into separate units of accounting if certain criteria are met and provides that fair value of each element is established first by determining if vendor-specific objective evidence exists for that element. Vendor-specific objective evidence includes the price charged when the same element is sold separately or, for an element not yet sold separately, the price established by management with the relevant authority. If vendor-specific objective evidence does not exist, then fair value can be established by third party evidence of the selling price such as competitors’ sales prices for the same or largely interchangeable products or services to similar customers in stand-alone sales. If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate elements based on their relative fair values (the relative fair value method). In cases in which there is objective and reliable evidence of the fair value of undelivered items in an arrangement but no such evidence for the delivered items, the amount of consideration allocated to the delivered items equals the total arrangement consideration less the aggregate fair value of the undelivered items (the residual method). In substantially all of our multiple element arrangements, we establish fair value of the hardware elements using vendor-specific objective evidence of sales of such hardware elements when sold separately by the Company. We establish fair value for the installation services element through third party evidence of the sales price charged by competitors and others in our industry for similar services. Certain multiple element arrangements include the delivery of software. For these arrangements, we establish fair value for the software deliverables through third party evidence of the sales price charged by competitors and others in our industry for similar software. We have not been able to establish fair value for system set-up and data services we deliver because we do not have vendor-specific objective evidence of such services being sold separately or third party evidence for such services, since we are the only entity that can provide these specific services to our customers. Under the provisions of ASC Topic 605-25, we cannot separate the hardware elements and installation services into separate units of accounting because we are unable to establish fair value for the system set-up and/or data services. Therefore on multiple element arrangements involving system set-up/data service we defer revenue on delivery of the hardware and installation services until the system set-up/data services are delivered to the customer.

Revenue from more complex or time-spanning projects within which there are multiple deliverables including products, services, and software are accounted for in accordance with ASC Topic 985-605, “Software Revenue Recognition”. Under this standard revenue is recognized over the life of the project based upon meeting specific delivery or performance criteria.

Multiple element arrangements in 2009 — In October 2009, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2009-13, which amends ASC Topic 605-25 to require companies to allocate the overall consideration in multiple-element arrangements to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. Additionally, ASU 2009-13 prohibits use of the residual method to allocate arrangement consideration among units of accounting. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. However early adoption of ASU 2009-13 is permitted and the Company has elected to adopt the provisions of ASU 2009-13 as of January 1, 2009 on a prospective basis. Under the provisions of ASU 2009-13, we are able to use best estimate of selling price to establish fair value for the system set-up/data services to be delivered to our customers in a multiple element arrangement, for which vendor-specific objective evidence or other third party evidence is not available. As a result, we are able to separate the hardware and installation services elements into separate units of accounting and recognize revenue on these elements when they are delivered to the customer. In determining the best estimate of selling price for the system set-up/data services, we primarily consider the costs incurred by the Company in providing these services and our profit objective in providing these services. We assume that if we were to sell these services separately, we would price these services to achieve a profit similar to the profit we generally realize on the overall multiple element arrangements we enter into on a regular basis.

In October 2009, the FASB also issued ASU 2009-14, which amends ASC Topic 985-605 to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. Under ASU 2009-14, if a multiple element arrangement includes a tangible product with both essential and nonessential software components, the arrangement consideration should first be allocated to the software and nonsoftware components based on the relative selling price method under ASC 605-25 as amended by ASU 2009-13. An entity then must apply the amended separation, measurement and allocation guidance in ASC Topic 605-25 to determine whether the nonsoftware items can be further separated and if so, how to allocate the nonsoftware consideration to those units of accounting. An entity must apply the guidance in ASC Topic 985-605 to determine whether the software components can be further separated and if so, how to allocate and recognize revenue for the units of accounting. ASU 2009-14 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. However, early adoption of ASU 2009-14 is permitted and the Company has elected to adopt the provisions of ASU 2009-14 as of January 1, 2009 on a prospective basis.

During the year ended December 31, 2009, the Company’s only multiple element projects for which revenue recognition is impacted by the provisions of ASU 2009-14 include sales of postcontract customer support. On these projects, the arrangement consideration is first allocated to the software and nonsoftware components based on the relative selling price method under ASC 605-25, as amended by ASU 2009-13. The hardware and installation services are considered nonsoftware components and are separated, measured and allocated under the provisions of ASC Topic 605-25, as amended by ASU 2009-13, as described above. While the software components are separated, measured and allocated under the provisions of ASC 985-605, which provides that vendor-specific objective evidence must exist to establish fair value of all undelivered elements, including the postcontract customer support. We have not been able to establish fair value of postcontract customer support through the existence of vendor-specific objective evidence. Under the provisions of ASC 985-605, for contracts where postcontract customer support is sold, we are required to defer revenue on the software components delivered and recognize such revenue and the postcontract customer support revenue over the postcontract customer support period. The Company generally does not sell postcontract customer support in multiple element arrangements and only one such arrangement in 2009 included the sale of postcontract customer support.

The impact of adoption of the provisions of ASU 2009-13 and ASU 2009-14 as of January 1, 2009 on each of the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009 previously reported is set forth below:

	Three Months Ended
	March 31, 2009		June 30, 2009		September 30, 2009
	As	As	As	As	As	As
	Reported	Adjusted	Reported	Adjusted	Reported	Adjusted
	(In thousands, except per share amounts)
	(Unaudited)

Net sales	$13,265	$13,202	$21,514	$21,514	$21,606	$21,555
Income (loss) from continuing operations before income tax expense	(1,270)	(1,333)	1,004	1,004	1,336	1,298
Net income (loss) attributable to DRI Corporation	(1,010)	(1,073)	1,153	1,153	960	922
Net income (loss) per basic share applicable to common shareholders	$(0.09)	$(0.10)	$0.09	$0.09	$0.08	$0.07
Net income (loss) per diluted share applicable to common shareholders	$(0.09)	$(0.10)	$0.09	$0.09	$0.07	$0.07

	Six Months Ended		Nine Months Ended
	June 30, 2009		September 30, 2009
	As	As	As	As
	Reported	Adjusted	Reported	Adjusted
	(In thousands, except per share amounts)
	(Unaudited)

Net sales	$34,779	$34,716	$56,385	$56,271
Income (loss) from continuing operations before income tax expense	(266)	(329)	1,070	969
Net income (loss) attributable to DRI Corporation	143	80	1,103	1,002
Net income (loss) per basic share applicable to common shareholders	$(0.00)	$(0.00)	$0.08	$0.06
Net income (loss) per diluted share applicable to common shareholders	$(0.00)	$(0.00)	$0.08	$0.06

During the fourth quarter, within the performance of our year-end financial reporting process, we identified certain adjusting journal entries that impact the amounts previously reported during the first three quarters of 2009. These entries relate to (1) revenue recognized on multiple element arrangements prior to the adoption of ASU 2009-13 and ASU 2009-14, described above, as well as (2) certain revenue recognition and foreign currency translation items in Mobitec Brazil Ltda. Following is a summary of the impact of these entries on previously reported interim periods:

	Three Months Ended				Three Months Ended
	March 31, 2009				June 30, 2009
		Multiple				Multiple
	As	Element	Mobitec	As	As	Element	Mobitec	As
	Reported	Revenue	Brazil Ltda.	Adjusted	Reported	Revenue	Brazil Ltda.	Adjusted
		(In thousands) (Unaudited)				(In thousands) (Unaudited)

Net sales	$13,265	$(388)	$(22)	$12,855	$21,514	$(154)	$(9)	$21,351
Income (loss) from continuing operations before income tax expense	(1,270)	(98)	91	(1,277)	1,004	(98)	(54)	852

	Three Months Ended
	September 30, 2009
		Multiple
	As	Element	Mobitec	As
	Reported	Revenue	Brazil Ltda.	Adjusted
		(In thousands) (Unaudited)

Net sales	$21,606	$(115)	$(110)	$21,381
Income (loss) from continuing operations before income tax expense	1,336	(268)	(129)	939

	Six Months Ended				Nine Months Ended
	June 30, 2009				September 30, 2009
		Multiple				Multiple
	As	Element	Mobitec	As	As	Element	Mobitec	As
	Reported	Revenue	Brazil Ltda.	Adjusted	Reported	Revenue	Brazil Ltda.	Adjusted
		(In thousands) (Unaudited)				(In thousands) (Unaudited)

Net sales	$34,779	$(542)	$(31)	$34,206	$56,385	$(657)	$(141)	$55,587
Income (loss) from continuing operations before income tax expense	(266)	(196)	37	(425)	1,070	(464)	(92)	514

Revenue recognized under multiple element arrangements was 4.8% of consolidated revenue in 2009. As described above, the Company adopted new guidance related to multiple element revenue recognition, effective January 1, 2009. We believe the presentation of 2009 interim period results under the previous accounting guidance, reflecting the adjustments above is not meaningful. Additionally, we have concluded the impact of adopting this new guidance does not result in operating results that are materially different from those previously reported, either individually or when combined with the impact of the Mobitec Brazil Ltda. items.

Service revenues are recognized upon completion of the services and include product repair not under warranty, city route mapping, product installation, training, consulting to transit authorities, and funded research and development projects. Service revenues were less than 3% of total revenue for 2009, 2008, and 2007.

We generate a significant portion of our sales from a relatively small number of key customers, the composition of which may vary from year to year. Historically, such key customers have been transit bus original equipment manufacturers. In 2009, 2008 and 2007, our top five customers accounted for 36.0%, 33.4%, and 21.3%, respectively, of total annual sales. As of and for the year ended December 31, 2009, there were no customers to whom net sales comprised at least 10% of consolidated net sales or who had accounts receivable balances greater than 10% of consolidated accounts receivable. For the year ended December 31, 2008, there was one customer, a transit bus original equipment manufacturer, to whom net sales comprised 10.8% of consolidated net sales. Two customers had accounts receivable balances representing 17.2% and

11.8%, respectively, of consolidated accounts receivable at December 31, 2008. For the year ended December 31, 2007, there were no customers to whom net sales comprised at least 10% of consolidated net sales. Because we sell our products to a limited set of customers, we can experience concentration of revenue with related credit risk, both of which are a function of the orders we receive in any given period of time. Loss of one or more of these key customers could have an adverse impact, possibly material, on the Company.

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

Inventories

Inventories are valued at the lower of cost or market, using standard costs, which approximates the first-in, first-out (FIFO) method. Our evaluation of inventory obsolescence involves an approach that incorporates both recent historical information and management estimates of trends. Our approach is intended to take into consideration potential excess and obsolescence in relation to our installed base, engineering changes, uses for components in other products, return rights with vendors and end-of-life manufacture.

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

Goodwill and Indefinite Life Intangible Assets

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

Intangible Assets

Intangible assets consist primarily of a listing of customer relationships recorded as part of the acquisition of Mobitec. Intangible assets are amortized using a straight-line method over 15 years. The Company periodically evaluates the recoverability of its intangible assets. If facts and circumstances suggest that the intangible assets will not be recoverable, as determined based upon the undiscounted cash flows expected to be generated, the carrying value of the intangible assets will be reduced to its fair value (estimated discounted future cash flows). To date, management has determined that no impairment of intangible assets exists.

Research and Development Costs

Research and development costs relating principally to product development are charged to operations as incurred. Research and development costs were $552,000, $974,000 and $1.1 million in 2009, 2008, and 2007 respectively. Upon the establishment of technological feasibility, the Company capitalizes salaries and related costs of certain engineering personnel incurred in the development of software. In addition, the Company capitalizes material interest costs incurred during the period of software development. The amounts capitalized were $2.1 million, $1.5 million and $669,000 in 2009, 2008 and 2007, respectively. These amounts include interest costs of $71,000 and $77,000 in 2009 and 2008, respectively. No interest costs were capitalized in 2007.

Advertising Costs

Advertising costs are charged to operations as incurred. Advertising costs were $463,000, $223,000 and $218,000 in 2009, 2008, and 2007, respectively.

Shipping and Handling Fees and Costs

The Company includes in net sales all shipping and handling fees billed to customers. Shipping and handling costs associated with outbound freight are included in cost of sales and totaled $1.3 million, $1.1 million and $827,000 in 2009, 2008, and 2007, respectively.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. Stock-based compensation costs for stock options are recognized on a straight-line basis.

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

These gains and losses resulted from trade and intercompany accounts receivable and accounts payable denominated in foreign currencies and foreign loans and notes payable denominated in U.S. dollars. The amounts of gains for the years ended December 31, 2009, 2008, and 2007 were $531,000, $558,000, and $210,000, respectively.

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

The Company recognizes a tax benefit associated with an uncertain tax position when, in our judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, management initially and subsequently measure the tax benefit as the largest amount that they judge to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management.

Fair Value of Assets and Liabilities

In September 2006, the FASB issued ASC Topic 820-10, which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. The Company adopted ASC Topic 820-10 beginning January 1, 2008 with the exception of the application of the statement to non-recurring non-financial assets and non-financial liabilities. Under the provisions of ASC Topic 820-10-15, the Company adopted ASC Topic 820-10 as it relates to non-financial assets and liabilities on January 1, 2009. ASC Topic 820-10 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements and establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels which distinguish between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The level in the fair value hierarchy within which the respective fair value measurement falls is determined based on the lowest level input that is significant to the measurement in its entirety. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities, Level 2 inputs are other than quotable market prices included in Level 1 that are observable for the asset or liability either directly or indirectly through corroboration with observable market data. Level 3 inputs are unobservable inputs for the assets or liabilities that reflect management’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

The Company does not engage in hedging activities and historically has not used derivative instruments. In conjunction with a loan agreement pursuant to which a $5.0 million term loan was obtained in June 2008, the Company issued the lender warrants to purchase up to 350,000 shares of the Company’s Common Stock. These warrants were determined to be a derivative instrument based on the clarification within ASC Topic 815-40. Pursuant to the adoption of new accounting requirements, as of January 1, 2009, the fair value of these warrants was reclassified from equity to a current liability and a cumulative effect adjustment to retained earnings of $292,000 was recorded for the change in the fair value of the warrants. Through June 30, 2009, the fair value of the warrants were periodically remeasured using a Black-Scholes valuation model with Level 1 and Level 2 inputs and changes in fair value of the warrants were recognized in other income (loss) in the consolidated financial statements. Effective July 1, 2009, at which time the warrants had a fair value of $207,000, an amendment was executed to the warrant agreement (see Note 14 for further discussion of this amendment) which resulted in the classification of these warrants changing from a derivative instrument to an equity instrument. Accordingly, at July 1, 2009, the fair value of these warrants was reclassified from accrued expenses and other current liabilities to additional paid-in capital in the accompanying consolidated balance sheet and, as of July 1, 2009, periodic remeasurement of the fair value of the warrants is no longer required. For the year ended December 31, 2009, other income (loss) of approximately ($110,000) was recorded to recognize the change in fair value of these warrants.

The Company’s only non-financial asset evaluated using fair value measurements on a recurring basis is goodwill. This non-financial asset is evaluated for impairment annually on the Company’s measurement date at the reporting unit level using Level 3 inputs. For most assets, including goodwill, ASC Topic 820-10 requires that the impact of changes resulting from its application be applied prospectively in the year in which the statement is initially applied. The Company’s measurement date for its goodwill is December 31, 2009. As of that date, it was determined no impairment existed and no events have occurred subsequent to December 31, 2009 that would indicate an impairment of goodwill has occurred.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged between willing parties other than in a forced sale or liquidation. We believe the carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their estimated fair values at December 31, 2009 due to their short maturities. We believe the carrying value of our lines of credit and loans payable approximate the estimated fair value for debt with similar terms, interest rates, and remaining maturities currently available to companies with credit ratings similar to the Company at December 31, 2009. As of December 31, 2009, the carrying value and estimated fair value of our long-term debt were $7.3 million and $6.5 million, respectively. The estimate of fair value of our long-term debt is based on debt with similar terms, interest rates, and remaining maturities currently available to companies with similar credit ratings at December 31, 2009.

Product Warranties

The Company provides a limited warranty for its products, generally for periods of one to five years. The Company’s standard warranties require the Company to repair or replace defective products during such warranty period at no cost to the customer. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product sales are recognized. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

	Year Ended December 31,
	2009	2008	2007

Balance at beginning of period	$495	$491	$384
Additions charged to costs and expenses	399	236	225
Deductions	(156)	(164)	(135)
Foreign exchange translation (gain) loss	67	(68)	17

Balance at end of period	$805	$495	$491

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC Topic 105, “Generally Accepted Accounting Principles”, (formerly referred to as SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). ASC Topic 105 establishes the ASC as the source of authoritative principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC Topic 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC Topic 105 did not have a material impact on our consolidated financial statements for the year ended December 31, 2009.

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

In December 2007, the FASB issued ASC Topic 810-10-65, “Consolidation”, (formerly referred to as SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51”). ASC Topic 810-10-65 establishes new standards that govern the accounting for and reporting of (1) noncontrolling interest in partially-owned consolidated subsidiaries and (2) loss of control of subsidiaries. ASC Topic 810-10-65 requires that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interest of the noncontrolling owners separately within the consolidated statement of position within equity, but separate from the parent’s equity and separately on the face of the consolidated income statement. Further, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary should be accounted for consistently and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary should be initially measured at fair value. We adopted the provisions of ASC Topic 810-10-65 effective January 1, 2009 and accounted for the acquisition of the remaining 50% interest in Mobitec Brazil Ltda under the provisions of ASC Topic 810-10-65 (see Note 2 to the accompanying consolidated financial statements for further discussion of this acquisition). The adoption of ASC Topic 810-10-65 impacted the accompanying consolidated financial statements for all periods presented as follows:

•	The noncontrolling interests in our subsidiaries of which we have less than 100% ownership have been reclassified to shareholders’ equity.

•	Consolidated net income (loss) has been adjusted to include the net income (loss) attributed to the noncontrolling interest in our subsidiaries of which we have less than 100% ownership.

•	Consolidated comprehensive income (loss) has been adjusted to include the comprehensive income (loss) attributed to the noncontrolling interest in our subsidiaries of which we have less than 100% ownership.

•	We have disclosed for each reporting period the amounts of consolidated income (loss) attributed to the Company and the noncontrolling interest in our subsidiaries of which we have less than 100% ownership. In addition, for each reporting period we have presented a reconciliation at the beginning and end of the period of the carrying amount of equity attributable to the Company and noncontrolling interest in our subsidiaries of which we have less than 100% ownership.

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

In May 2009, the FASB issued ASC Topic 855-10, “Subsequent Events”, (formerly referred to as SFAS No. 165, “Subsequent Events”) which was amended in February 2010. ASC Topic 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC Topic 855-10 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of ASC Topic 855-10, as amended, did not have an impact on our consolidated financial statements for the year ended December 31, 2009, as it is our continuing policy to evaluate subsequent events through the date our financial statements are issued. For the year ended December 31, 2009, we have evaluated subsequent events through April 15, 2010, which is the date our financial statements were issued and filed with the SEC.

(2)	Mobitec Brazil Ltda

Pursuant to terms of a Quota Purchase Agreement entered into on July 22, 2009 and amended September 17, 2009, (the “Purchase Agreement”) Mobitec EP acquired the remaining fifty percent (50%) of the issued and outstanding interests of Mobitec Brazil for an aggregate consideration of US$2.95 million. Payment of the consideration is separated into (a) US$1.0 million payable within 10 days of the official registration of the transfer of interests to Mobitec EP with the Brazilian governmental Board of Trade and (b) a promissory note for US$1.95 million (the “Promissory Note”). Per terms of the Purchase Agreement, as amended, the acquisition by Mobitec EP of the remaining fifty percent (50%) of the interests of Mobitec Brazil is effective July 1, 2009, the date upon which the Company assumed full control of the business. The official registration of the transfer of interests with the governmental Board of Trade occurred on November 16, 2009 and payment of US$1.0 million under terms of the Purchase Agreement was made on November 19, 2009.

In order to enter into the Purchase Agreement and the related transactions, on August 7, 2009, the Borrowers (as defined in Note 9) and DRI (collectively, the “Loan Parties”), entered into the Third Amendment to the BHC Agreement (the “Loan Amendment”) with BHC. The Loan Amendment, among other things, consents to and permits (a) the acquisition of the 50% interests of Mobitec Brazil by Mobitec EP, (b) the conveyance by Mobitec AB to Mobitec EP of the interests of Mobitec Brazil representing fifty percent (50%) of the issued and outstanding interests of Mobitec Brazil owned by Mobitec AB, and (c) the subsequent merger of Mobitec EP with and into Mobitec Brazil.

The Promissory Note is unsecured and obligates Mobitec EP to make twelve (12) successive fixed quarterly principal payments of $162,500 within thirty (30) days after the close of each calendar quarter with the last quarterly principal payment due within thirty (30) days after the close of the quarter ending September 30, 2012. The unpaid principal balance of the Promissory Note bears simple interest at a rate of five percent (5%) per annum, which will be payable quarterly on each date on which a quarterly principal payment is due. Mobitec EP will have the right, at its discretion, with certain interest rate provisions applied, to not make up to two such quarterly principal payments, provided such two quarterly principal payments are not consecutive (with such amounts to bear interest therefrom at a rate of nine percent (9%) per annum) and to defer such quarterly principal payments to the end date of the Promissory Note. The principal balance of $1.95 million outstanding on the Promissory Note at December 31, 2009 is included in long-term debt in the accompanying consolidated balance sheet.

In accordance with ASC Topic 810-10-65, effective July 1, 2009, we recorded the acquisition of the 50% interests in Mobitec Brazil, as described herein, as an equity transaction, whereby the difference between the aggregate consideration of $2.95 million and the carrying value of non-controlling interests in Mobitec Brazil as of July 1, 2009 of $243,000 was recorded as additional paid-in capital.

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

In accordance with ASC Topic 205-20, “Discontinued Operations”, this segment of the business is reported as discontinued operations and, accordingly, income and losses from discontinued operations have been reported separately from continuing operations. Amounts reported in prior periods have been retroactively adjusted in the accompanying consolidated statements of operations to remove them from their historical classifications to conform with this presentation. Net sales and income (loss) before income tax expense from discontinued operations for the year ended December 31, 2007 was as follows:

Year Ended
December 31,
2007
(In thousands)

Net sales	$239
Loss before income tax expense	(219)

DAC comprised all of the operations of the law enforcement and surveillance segment of the Company. As a result of the divestiture of DAC, the Company has only one business segment, the transportation communications segment.

(4)	Goodwill and Other Intangible Assets

The Company recorded goodwill in connection with its acquisition of Mobitec. The Company completed its annual goodwill impairment evaluations as of December 31, 2009 and has concluded that no impairment exists. Therefore, as a result of this impairment evaluation and impairment evaluations as of December 31, 2008 and 2007 completed in prior years, no impairment charges were recorded during the years ended December 31, 2009, 2008, and 2007.

The change in the carrying amount of goodwill for the years ended December 31, 2009, 2008, and 2007 is as follows:

(In thousands)

Balance as of January 1, 2007	$10,289
Effect of exchange rates	744

Balance as of December 31, 2007	11,033
Effect of exchange rates	(1,999)

Balance as of December 31, 2008	9,034
Effect of exchange rates	759

Balance as of December 31, 2009	$9,793

The composition of the Company’s intangible assets and the associated accumulated amortization as of December 31, 2009 and 2008 is as follows:

	Weighted	December 31, 2009			December 31, 2008
	Average	Gross		Net	Gross		Net
	Remaining Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)

Intangible assets subject to amortization:
Patents and development costs	0.0	$—	$—	$—	$10	$10	$—
Customer lists	6.55	1,666	938	728	1,550	769	781
Resale rights to DAC products	0.0	—	—	—	58	49	9

		$1,666	$938	$728	$1,618	$828	$790

The aggregate amount of amortization expense for the years ended December 31, 2009, 2008, and 2007 was $115,000, $151,000, and $138,000, respectively. Amortization expense for the five succeeding years is estimated to be $111,000 for each of the years ending December 31, 2010 through December 31, 2014.

The difference in the gross carrying amount from 2008 to 2009 is due to fluctuations in foreign currencies.

(5)	Accounts Receivable

	December 31,
	2009	2008
	(In thousands)

Trade accounts receivable	$18,465	$12,582
Less: allowance for doubtful accounts	(273)	(179)

	$18,192	$12,403

(6)	Property and Equipment

	Estimated
	Depreciable	December 31,
	Lives (Years)	2009	2008
		(In thousands)

Leasehold improvements	3 - 10	$306	$286
Automobiles	4 - 6	387	13
Computer and telecommunications equipment	2 - 5	1,137	976
Software	5	7,163	4,592
Test equipment	3 - 7	144	124
Furniture and fixtures	2 - 10	2,331	2,490
Software projects in progress		1,245	1,392

		12,713	9,873
Less accumulated depreciation and amortization		7,447	6,266

Total property and equipment, net		$5,266	$3,607

The aggregate amount of depreciation and amortization expense for the years ended December 31, 2009, 2008, and 2007 was $1.0 million, $933,000, and $1.1 million, respectively.

The Company has $3.0 million and $1.3 million in unamortized computer software costs as of December 31, 2009 and 2008, respectively. The expense related to the amortization of capitalized computer software costs for the years ended December 31, 2009, 2008, and 2007, which is included in the depreciation and amortization amount above, was $679,000, $524,000, and $622,000, respectively.

(7)	Inventories, net

	December 31,
	2009	2008
	(In thousands)

Raw materials and system components	$8,924	$6,803
Work in process	35	243
Finished goods	4,083	3,616

Total inventories	$13,042	$10,662

(8)	Leases

The Company leases its premises and certain office equipment under various operating leases that expire at various times through 2017. Rent and lease expense under these operating leases was $994,000, $881,000, and $836,000 for, 2009, 2008, and 2007, respectively. Two agreements under which the Company leases office space and warehouse facilities require escalating payments over the term of the leases. The Company records rent expense under these leases on a straight-line basis.

The Company has capital lease obligations for a truck that expires in 2013 and a copier that expires in 2012.

At December 31, 2009, future minimum lease payments under the non-cancelable operating leases and the future minimum lease payments and present value of the capital leases are as follows:

	Capital	Operating
	Leases	Leases
	(In thousands)

Year Ending December 31,
2010	$17	$1,244
2011	17	924
2012	13	668
2013	1	530
2014	—	332
Thereafter	—	993

Total future minimum lease payments	48	$4,691

Less amount representing interest (9% Interest)	5

Present value of future minimum capital lease payments	43
Less current portion	15

Long-term portion	$28

(9)	Lines of Credit and Loans Payable

a)	Domestic lines of credit and loan payable

Our wholly-owned subsidiaries Digital Recorders, Inc. and TwinVision of North America, Inc. (collectively, the “Borrowers”) have in place a three-year, asset-based lending agreement (the “PNC Agreement”) with PNC Bank, National Association (“PNC”), which terminates June 30, 2011. DRI has agreed to guarantee the obligations of the Borrowers under the PNC Agreement. The PNC Agreement provides up to $8.0 million in borrowings under a revolving credit facility. Borrowing availability under the PNC Agreement is based upon an advance rate equal to 85% of eligible domestic accounts receivable of the Borrowers, plus 75% of eligible foreign receivables of the Borrowers, limited to the lesser of $2.5 million or the amount of coverage under Acceptable Credit Insurance Policies (as defined in the PNC Agreement, as amended) that the Borrowers have with respect to eligible foreign receivables, as determined by PNC in its reasonable discretion, plus 85% of the appraised net orderly liquidation value of inventory of the Borrowers, limited to $750,000. The PNC Agreement provides for one of two possible interest rates on borrowings: (1) an interest rate based on the rate (the “Eurodollar Rate”) at which U.S. dollar deposits are offered by leading banks in the London interbank deposit market (a “Eurodollar Rate Loan”) or (2) interest at a rate (the “Domestic Rate”) based on either (a) the base commercial lending rate of PNC, or (b) the open rate for federal funds transactions among members of the Federal Reserve System, as determined by PNC (a “Domestic Rate Loan”). The actual annual interest rate for borrowings under the PNC Agreement is (a) the Eurodollar Rate plus 3.25% for a Eurodollar Rate Loan and (b) the Domestic Rate plus 1.75% for Domestic Rate Loans. Interest is calculated on the principal amount of borrowings outstanding, subject to a minimum principal amount of $3.5 million. The PNC Agreement contains certain covenants and provisions with which we and the Borrowers must comply on a quarterly basis. If all outstanding obligations under the PNC Agreement are paid before the end of the three-year term, the Borrowers will be obligated to pay an early termination fee of up to $160,000, depending on the time the early termination occurs. At December 31, 2009, the outstanding principal balance on the revolving credit facility was approximately $3.8 million and remaining borrowing availability under the revolving credit facility was approximately $1.5 million.

Pursuant to terms of a loan agreement (the “BHC Agreement”) with BHC Interim Funding III, L.P. (“BHC”), the Borrowers have outstanding a $4.8 million term loan (the “Term Loan”) that matures June 30, 2011. DRI agreed to guarantee the Borrowers’ obligations under the BHC Agreement. The Term Loan bears interest at an annual rate of 12.75% and is secured by substantially all tangible and intangible assets of the

Company. Additionally, the Term Loan is secured by a pledge of all outstanding common stock of the Borrowers and Robinson Turney International, Inc. and a pledge of 65% of the outstanding common stock of all foreign subsidiaries other than Mobitec Pty, Castmaster Mobitec and Mobitec Far East. The BHC Agreement contains certain covenants and provisions with which we and the Borrowers must comply on a quarterly basis and subjects the Borrowers to a termination fee that escalates over time. The amount of the termination fee due is dependent upon the date of repayment, if any, with the maximum amount due if the Term Loan is not paid until the maturity date.

The PNC Agreement and the BHC Agreement contain certain covenants with which we and our subsidiaries must comply. Among the covenants contained in the PNC Agreement and BHC Agreement are requirements that we and our domestic subsidiaries maintain certain leverage ratios as of the end of each fiscal quarter for the twelve-month period then ending. On March 26, 2009, the PNC Agreement and BHC Agreement were each amended to revise the minimum EBITDA and leverage ratios required to be maintained as of the end of each of the fiscal quarters ending March 31, 2009, June 30, 2009 and September 30, 2009 as set forth below.

Fiscal Quarter Ending:	EBITDA:	Leverage Ratio:

March 31, 2009	$3,000,000	5.70 to 1.0
June 30, 2009	$2,500,000	6.25 to 1.0
September 30, 2009	$4,000,000	4.55 to 1.0

See Note 2 for disclosure of an amendment to the BHC Agreement entered into by the Borrowers and DRI with BHC on August 7, 2009.

On October 1, 2009, the BHC Agreement was amended to, among other things, effect the following:

•	Permit the Borrowers and DRI to make a recallable equity investment in Mobitec AB on or about October 1, 2009 (the “BHC Effective Date”), in an amount not to exceed the Contribution Amount (as defined below);

•	Permit the Borrowers and DRI to make a recallable equity investment in Mobitec EP on or about the BHC Effective Date in an amount not to exceed $400,000;

•	Allow the Borrowers to make dividends or distributions to DRI to enable DRI to pay up to the sum of (a) $150,000 plus (b) the result of 9.5% of the amount of Series K Preferred Stock issued by DRI on or prior to October 31, 2009, in the aggregate in any fiscal year, of dividends or distributions with respect to DRI’s preferred stock;

•	Allow the Borrowers and DRI to enter into any transaction, capital contribution, investment and transfer which, in the aggregate for all such events, do not exceed $2 million plus the Contribution Amount; and

•	Permit DRI to adopt the Certificate of Designation of, and amend its Organizational Documents (as defined in the BHC Agreement) to authorize, the Series K Preferred Stock.

On October 5, 2009 (the “PNC Effective Date”), the PNC Agreement was amended (the “PNC Amendment”) to, among other things, effect the following:

•	Obtain PNC’s consent for DRI to issue a new series of preferred stock and to be designated the Series K Senior Convertible Preferred Stock (the “Series K Preferred Stock”), so long as the net proceeds of such issuance are utilized to repay outstanding Advances (as defined in the PNC Agreement) and to use Advances to make a recallable equity investment in Mobitec AB on or after the PNC Effective Date in an amount not to exceed, if DRI receives gross proceeds from the issuance of the Series K Preferred Stock of (i) no more than $3.5 million, $1 million, (ii) $5 million, $1.5 million, and (iii) in excess of $3.5 million but less than $5 million, $1 million plus the lesser of (a) $500,000 and (b) an amount determined by multiplying (x) the quotient (expressed as a percentage) of (1) the amount by which gross proceeds from the issuance of Series K Preferred Stock exceeds $3.5 million, divided by (2) $1.5 million, by (y) $500,000 (the foregoing clauses (i) through (iii) collectively referred to as the

“Contribution Amount”); provided , however , that (x) the amount of the proceeds applied to repay Advances must be equal to or greater than the Contribution Amount and (y) the amount of the proceeds as applied to prepay the Term Loan may not exceed the Prepayment Amount, as defined below; and

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

On November 2, 2009, using proceeds from the sale of Series K Preferred Stock, the Borrowers paid $250,000 of the outstanding principal balance of the Term Loan. In addition to the principal payment, pursuant to terms of the BHC Agreement, the Borrowers paid a termination fee of $20,000 to BHC. As a result of the $250,000 principal payment, the maximum termination fee to be paid by the Borrowers under the BHC Agreement was reduced from $735,000 to $698,000. We are recording the maximum termination fee on the Term Loan ratably over the term of the BHC Agreement as interest expense. During the twelve months ended December 31, 2009, we recorded approximately $243,000 of interest expense related to the Term Loan termination fee, all of which is included in long-term debt on the consolidated balance sheet.

For the quarter ended September 30, 2009, we and the Borrowers were not in compliance with the leverage ratio required to be maintained under terms of the PNC Agreement and the BHC Agreement as amended on March 26, 2009. PNC agreed to amend the PNC Agreement to revise the leverage ratio required to be maintained for the quarter ended September 30, 2009 to 5.25 to 1.00. BHC agreed to waive the violation of the leverage ratio covenant for the quarter ended September 30, 2009. On December 29, 2009, the PNC Agreement and BHC Agreement were each amended to revise the minimum leverage ratios required to be maintained as of the end of each fiscal quarter as set forth below.

Fiscal Quarter Ending:	Leverage Ratio:

September 30, 2009	5.25 to 1.0
December 31, 2009	5.00 to 1.0
March 31, 2010	6.75 to 1.0
June 30, 2010	8.25 to 1.0
September 30, 2010	7.00 to 1.0
December 31, 2010 and each fiscal quarter ending thereafter	5.50 to 1.0

With the exception of the leverage ratio for the quarter ended September 30, 2009, as described herein, we were in compliance with all financial loan covenants in 2009. Additionally, PNC and BHC agreed to extend the date for the Company to provide audited 2009 financial statements to April 30, 2010.

b)	International lines of credit and loans payable

Mobitec AB, the Company’s wholly-owned Swedish subsidiary, has in place agreements with Svenska Handelsbanken AB (“Handelsbanken”) under which working capital credit facilities have been established. On June 16, 2009, Mobitec AB and Handelsbanken entered into amendments to these agreements to, among other things, until April 30, 2010, increase the borrowing capacity on the credit facilities by 3.5 million krona (approximately US$488,000, based on exchange rates as of December 31, 2009) to 27.5 million krona (approximately US$3.8 million, based on exchange rates as of December 31, 2009) and increase the annual interest rate on the credit facilities from Tomorrow Next Stockholm Interbank Offered Rate (“T/N STIBOR”) plus 1.85% to T/N STIBOR plus 3.65%. At December 31, 2009, borrowings due and outstanding under these credit facilities totaled 14.7 million krona (approximately US$2.0 million, based on exchange rates at December 31, 2009) and are reflected as lines of credit in the accompanying consolidated balance sheet. Additional borrowing availability under these agreements at December 31, 2009, amounted to approximately US$1.8 million. These credit agreements renew annually on a calendar-year basis. See Note 24 for disclosure of amendments to these credit agreements.

At December 31, 2009, Mobitec AB had an outstanding principal balance of 1.5 million krona (approximately US$209,000, based on exchange rates at December 31, 2009) due on a term loan under a credit agreement with Handelsbanken (the “Mobitec Term Loan”). On June 16, 2009, Mobitec AB and Handelsbanken entered into an amendment to the Mobitec Term Loan agreement to, among other things, extend the repayment date for the outstanding principal balance of 1.5 million krona from June 30, 2009 to March 31, 2010 and decrease the annual interest rate on the Mobitec Term Loan from 5.80% to 5.55%. The outstanding principal balance due on the Mobitec Term Loan is reflected as a loan payable in the accompanying consolidated balance sheet. See Note 24 for disclosure of amendments to this credit agreement.

At December 31, 2009, Mobitec AB had an outstanding principal balance of 3.4 million krona (approximately US$470,000, based on exchange rates at December 31, 2009) due on an additional term loan under a credit agreement with Handelsbanken (the “Mobitec Loan”) that matures June 30, 2011. On June 16, 2009, Mobitec AB and Handelsbanken entered into an amendment to the Mobitec Loan agreement to, among other things, extend the principal payment of 375,000 krona (approximately US$52,000, based on exchange rates as of December 31, 2009) due on the Mobitec Loan from June 30, 2009 to March 31, 2010; increase the quarterly principal payments due on this term loan from 375,000 krona to 500,000 krona (approximately US$70,000, based on exchange rates as of December 31, 2009) beginning June 30, 2010; and decrease the annual interest rate on the Mobitec Loan from 5.80% to 5.55%. The outstanding principal balance due on the Mobitec Loan is reflected as long-term debt in the accompanying consolidated balance sheet.

Mobitec GmbH, the Company’s wholly-owned subsidiary in Germany, has in place an agreement with Handelsbanken under which a working capital credit facility has been established. On June 25, 2009, Mobitec GmbH and Handelsbanken entered into an amendment to this agreement to, among other things, until April 30, 2010, increase the borrowing capacity on the credit facility by 500,000 Euro (approximately US$717,000, based on exchange rates as of December 31, 2009) to approximately 1.4 million Euro (approximately US$2.0 million, based on exchange rates as of December 31, 2009) and increase the annual interest rate on the credit facility from Euro OverNight Index Average (“EONIA”) plus 1.85% to EONIA plus 3.70%. At December 31, 2009, borrowings due and outstanding under this credit facility totaled 954,000 Euro (approximately US$1.4 million, based on exchange rates at December 31, 2009) and are reflected as lines of credit in the accompanying consolidated balance sheet. Additional borrowing availability under this credit facility at December 31, 2009, amounted to approximately $640,000. The agreement under which this credit facility is extended has an open-ended term.

At December 31, 2009, Mobitec Brazil Ltda has outstanding borrowings from two banks in Brazil of approximately 235,000 Brazilian Real (“BRL”) (approximately US$135,000, based on exchange rates at December 31, 2009). The borrowings are secured by accounts receivable on certain export sales by Mobitec Brazil Ltda, bear interest at annual rates ranging from 7.60% to 9.28%, and have a term of 180 days. These borrowings are included in loans payable on the accompanying consolidated balance sheet.

At December 31, 2009, Mobitec Brazil Ltda had five loans payable to a bank in Brazil with an aggregate outstanding principal balance of approximately 206,000 BRL (approximately US$119,000, based on exchange rates as of December 31, 2009). One loan has a principal balance of approximately 161,000 BRL (approximately US$93,000, based on exchange rates as of December 31, 2009), bears interest at an annual rate of 4.64%, and matures on April 13, 2010. Four additional loans outstanding with an aggregate outstanding principal balance of approximately 45,000 BRL (approximately US$26,000, based on exchange rates as of December 31, 2009) bear interest at annual rates ranging from 15.12% to 19.41% and have maturity dates ranging from January 17, 2010 to November 16, 2010. The outstanding principal balances due on these loans are included in loans payable in the accompanying consolidated balance sheet.

At December 31, 2009, Mobitec EP had an outstanding balance of $1.95 million due on a promissory note entered into in connection with the execution of the Purchase Agreement for the acquisition of the remaining fifty percent (50%) of the issued and outstanding interests of Mobitec Brazil. See Note 2 for a full description of the terms of this promissory note.

At December 31, 2009, Castmaster Mobitec had two loans payable to HDFC Bank in India with an aggregate outstanding principal balance of approximately 7.2 million Indian rupees (“INR”) (approximately US$154,000, based on exchanges rates as of December 31, 2009). One loan has a principal balance of approximately 6.2 million INR (approximately US$132,000, based on exchange rates as of December 31, 2009), bears interest at an annual rate of 8.0%, and matures on October 7, 2012. The second loan has a principal balance of approximately 1.0 million INR (approximately US$22,000, based on exchange rates as of December 31, 2009), bears interest at an annual rate of 9.51%, and matures on November 7, 2014. The outstanding principal balance due on these notes is included in long-term debt in the accompanying consolidated balance sheet.

Domestic and international lines of credit consist of the following:

	December 31,
	2009	2008
	(In thousands)

Line of credit with PNC Bank, National Association dated June 30, 2008; payable in full June 30, 2011; secured by all tangible and intangible U.S. assets of the Company; bears average interest rate of 5.00% and 6.28% in 2009 and 2008, respectively	$3,786	$1,601
Line of credit with Handelsbanken; renews annually on a calendar-year basis; secured by certain assets of the Swedish subsidiary, Mobitec AB; bears average interest rate of 3.53% and 6.58% in 2009 and 2008, respectively	—	732
Line of credit with Handelsbanken; renews annually on a calendar-year basis; secured by accounts receivable of the Swedish subsidiary, Mobitec AB; bears average interest rate of 4.83% and 6.95% in 2009 and 2008, respectively	2,047	573
Line of credit with Handelsbanken dated June 23, 2004; open-ended term; secured by accounts receivable and inventory of the German subsidiary, Mobitec GmbH; bears average interest rate of 3.48% and 5.62% in 2009 and 2008, respectively	1,367	837

Total lines of credit	$7,200	$3,743

(10)	Long-Term Debt

Long-term debt at December 31, 2009, and 2008 consists of the following:

	December 31,
	2009	2008
	(In thousands)

Term loan with BHC Interim Funding III, L.P., dated June 30, 2008; payable in full June 30, 2011; secured by substantially all tangible and intangible assets of the Company; bears interest rate of 12.75%	$4,750	$5,000
Term loan with Svenska Handelsbanken AB, dated June 30, 2008; payable in quarterly installments of $52,000; secured by accounts receivable and inventory of the Swedish subsidiary, Mobitec AB; bears average interest rate of 7.32%	470	483
Term loan with Robert Demore, dated August 31, 2009; payable in quarterly installments of $162,500; unsecured; bears interest rate of 5.0%	1,950	—
Term loan with HDFC Bank, dated October 5, 2009; payable in monthly installments of $4,461; bears interest rate of 8.0%	132	—
Term loan with HDFC Bank, dated November 14, 2009; payable in monthly installments of $481; bears interest rate of 9.51%	22	—

Total long-term debt	7,324	5,483
Term loan termination fee accrual	346	123
Less current portion	960	193
Less debt discount	166	278

	6,544	5,135
Long-term portion of capital leases	28	14

Total long-term debt and capital leases, less current portion	$6,572	$5,149

Interest expense was $1.5 million, $1.4 million, and $1.2 million for the years ended December 31, 2009, 2008, and 2007, respectively.

The repayment amounts of long-term debt are due as follows:

Year Ending December 31,	Amount
(In thousands)

2010	$960
2011	5,660
2012	698
2013	5
2014	1
Thereafter	—

Total	$7,324

(11)	Accrued Expenses and Other Current Liabilities

	December 31,
	2009	2008
	(In thousands)

Salaries, commissions, and benefits	$2,024	$1,428
Taxes — payroll, sales, income, and other	1,967	851
Warranties	805	495
Current portion of capital leases	15	19
Interest payable	166	281
Deferred revenue	557	694
Customer rebates and credits	404	165
Other	521	426

Total accrued expenses	$6,459	$4,359

(12)	Preferred Stock

Subsequent to December 31, 2009, on February 2, 2010, the Company’s board of directors adopted an amendment to DRI’s Amended and Restated Articles of Incorporation pursuant to which authorized shares of preferred stock of the Company, par value $.10 per share, were designated as follows: 166 shares are designated as Series AAA Redeemable, Nonvoting Preferred Stock (“Series AAA Preferred”), 30,000 shares are designated as Series D Junior Participating Preferred Stock (“Series D Preferred”), 80 shares are designated as Series E Redeemable Nonvoting Convertible Preferred Stock (“Series E Preferred”), 725 shares are designated as Series G Convertible Preferred Stock (“Series G Preferred”), 125 shares are designated as Series H Convertible Preferred Stock (“Series H Preferred”), 500 shares are designated as Series K Senior Convertible Preferred Stock (“Series K Preferred”), and 4,968,404 shares remain undesignated. As of December 31, 2009, we had outstanding 166 shares of Series AAA Preferred, 80 shares of Series E Preferred, 480 shares of Series G Preferred, 69 shares of Series H Preferred, and 299 shares of Series K Preferred. There are no shares of Series D Preferred outstanding.

Series K Preferred

On October 26, 2009 and December 31, 2009, (each date a “Closing Date”), the Company sold an aggregate of 299 shares of Series K Preferred, par value $0.10 per share, to multiple outside investors pursuant to a subscription agreement with each investor. Each share of Series K Preferred has a liquidation preference of $5,000 per share (the “Liquidation Preference”). Gross proceeds to the Company were $1.5 million and have been used for general corporate working capital purposes and applied toward partial payment of the Term Loan with BHC (see Note 9). The Company recorded $154,000 of Series K Preferred issuance costs incurred as of December 31, 2009 as a reduction of the carrying value of the Series K Preferred. In addition to the subscription agreement, the Company entered into a registration rights agreement with each Series K Preferred investor pursuant to which the Company agreed that upon written demand from each Series K Preferred investor, the Company will register the shares of Series K Preferred issued to the Series K Preferred investor pursuant to the subscription agreement (the “Registrable Securities”) for resale by the Series K Preferred investor under the Securities Act of 1933, as amended (the “Securities Act”). The Company also agreed that it will register the Registrable Securities if the Company registers any of its securities under the Securities Act in connection with a public offering of the Company’s Common Stock during the one (1) year period following the Closing Date.

At the option of the holder, any or all outstanding shares of Series K Preferred may be converted into a number of fully paid and nonassessable shares of Common Stock. The number of shares of Common Stock received upon conversion will be determined by multiplying the number of shares of Series K Preferred to be converted by a fraction, the numerator of which is the Liquidation Preference plus all accrued but unpaid dividends on such shares, if any, and the denominator of which is the conversion price then in effect for the

Series K Preferred (the “Conversion Price”). The Conversion Price is as follows: (i) during the period from October 7, 2009 through October 6, 2011, $1.75 per share; (ii) during the period from October 7, 2011 through October 6, 2013, $2.25 per share; and (iii) on or after October 7, 2013, $3.00 per share. The Conversion Price is subject to adjustments upon the occurrence of stock splits, stock dividends, combinations or consolidations, reclassifications, exchanges and substitutions. The outstanding shares of Series K Preferred will automatically convert to shares of Common Stock if the closing bid price for the Common Stock on The NASDAQ Stock Market (or other exchange or market on which the Common Stock may from time to time be traded) for any consecutive 20-day period exceeds a certain amount (the “Maximum Bid Price”). The Maximum Bid Price is as follows: (i) during the period from October 7, 2009 through October 6, 2011, $4.00 per share; (ii) during the period from October 7, 2011 through October 6, 2013, $4.75 per share; and (iii) on or after October 7, 2013, $5.50 per share.

The holders of Series K Preferred are entitled to receive cumulative quarterly dividends payable in cash or additional shares of Series K Preferred, at the option of the holder, when and if declared by the Board of Directors, at a rate of 9.5% per annum on the Liquidation Preference. The holders of the Series K Preferred are entitled to vote with the holders of the Common Stock as a single class on any matters on which the holders of the Common Stock are entitled to vote and are entitled to a number of votes equal to the quotient obtained by dividing the Liquidation Preference by the then applicable Conversion Price, as defined above. The Company has the right to redeem all or any portion of the outstanding shares of Series K Preferred at its discretion.

On January 5, 2010, the Company sold an additional 11 shares of Series K Preferred to two investors. Gross proceeds of $55,000 were used for general corporate working capital purposes. Additionally, on January 5, 2010, the Company agreed to issue an aggregate of 24 shares of the Series K Preferred to a placement agent as consideration for such agent’s services to the Company in connection with the placement of the shares of Series K Preferred described herein. Upon the issuance of shares to the placement agent, the Company has 334 shares of Series K Preferred issued and outstanding.

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

Series J Preferred

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

Series AAA Preferred

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

Liquidation Priority

The Series K Preferred ranks prior and superior to the Company’s Series E Preferred, Series G Preferred, Series H Preferred, Series AAA Preferred, and Common Stock with respect to liquidation. The Series E Preferred, Series G Preferred, Series H Preferred, and Series J Preferred have equal priority with respect to liquidation, and shares of these series have liquidation preferences prior to the Company’s outstanding shares of Series AAA Preferred and Common Stock.

(13)	Comprehensive Income (Loss)

	December 31,
	2009	2008	2007
	(In thousands)

Net Income	$1,976	$2,131	$862

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax	1,464	(4,058)	1,173

Total other comprehensive income (loss), net of tax	1,464	(4,058)	1,173

Comprehensive income (loss)	3,440	(1,927)	2,035
Comprehensive income (loss) attributable to the noncontrolling interest	29	181	(39)

Comprehensive income (loss) attributable to DRI Corporation	$3,469	$(1,746)	$1,996

(14)	Common Stock Warrants

In connection with the BHC Agreement, we issued BHC a warrant to purchase up to 350,000 shares of our Common Stock (the “BHC Warrant”) at an exercise price of $2.99 per share. The fair value allocated to the BHC Warrant of $333,000, calculated using the Black-Scholes model, was recorded as a discount to the Term Loan and is being amortized over the three-year term of the BHC Agreement.

On March 26, 2009, in connection with an amendment of the BHC Agreement (as described in Note 9), the BHC Warrant was amended (the “First Warrant Amendment”) to modify the exercise price at which BHC is entitled, under the terms of the BHC Warrant, to purchase an aggregate of 350,000 shares of DRI’s Common Stock, par value $0.10 per share. Pursuant to the terms of the First Warrant Amendment, BHC held the right to purchase (i) 200,000 shares of Common Stock at an exercise price equal to $1.00 per share, and (ii) 150,000 shares of Common Stock at an exercise price equal to $2.99 per share. The increase in fair value of the BHC Warrant of $57,000 resulting from the adjustment of the exercise price was recorded as deferred finance cost and is being amortized as interest expense ratably over the remaining term of the Term Loan.

Effective July 1, 2009, DRI and BHC agreed to an amendment of the BHC Warrant (the “Second Warrant Amendment”) which deleted the dilutive issuance provision (the “Provision”) contained in the BHC Warrant. Pursuant to the Provision, if DRI effected a dilutive issuance, as defined in the BHC Warrant, at any time while the BHC Warrant was outstanding, then the exercise price would be adjusted in accordance to the procedures described in the Provision. The Second Warrant Amendment also modified the exercise price at which BHC is entitled, under the terms of the BHC Warrant, as amended, to purchase an aggregate of 350,000 shares of Common Stock. Pursuant to the terms of the Second Warrant Amendment, BHC held the right to purchase (i) 200,000 shares of Common Stock at an exercise price equal to $1.00 per share, and (ii) 150,000 shares of Common Stock at an exercise price equal to $2.50 per share. The increase in fair value of the BHC Warrant of $10,000 resulting from the adjustment of the exercise price was recorded as deferred finance cost and is being amortized as interest expense ratably over the remaining term of the Term Loan.

On December 29, 2009, in connection with an amendment of the BHC Agreement (as described in Note 9), DRI and BHC entered into an amendment to the BHC Warrant (the “Third Warrant Amendment”) to modify the exercise price at which BHC is entitled, under the terms of the BHC Warrant, to purchase an aggregate of 350,000 shares of DRI’s Common Stock, par value $0.10 per share. Pursuant to the terms of the Third Warrant Amendment, BHC now holds the right to purchase (i) 200,000 shares of Common Stock at an exercise price equal to $1.00 per share, and (ii) 150,000 shares of Common Stock at an exercise price equal to $1.75 per share. The increase in fair value of the BHC Warrant resulting from the adjustment of the exercise price of $21,000 was recorded as deferred finance cost and is being amortized as interest expense ratably over the remaining term of the Term Loan.

The Company has issued Common Stock warrants in addition to the BHC Warrant. A summary of outstanding Common Stock Warrants as of December 31, 2009 is as follows:

Outstanding	Exercise	Expiration
Warrants	Price	Date

2,500	$3.19	January 2010
240,000	$2.21	June 2010
55,000	$2.02	October 2010
93,750	$1.60	March 2011
15,929	$2.26	June 2012
80,000	$2.00	April 2013
150,000	$1.75	June 2013
200,000	$1.00	June 2013

(15)	Stock-Based Compensation

The Company has two plans under which it has issued and outstanding stock options, the 1993 Incentive Stock Option Plan and the 2003 Stock Option Plan (collectively, the “Stock Option Plans”). Under the Stock Option Plans, options to purchase 2,555,000 shares of Common Stock have been authorized for issuance. As of December 31, 2009, options to purchase 172,183 shares of Common Stock are available for future issuance, all under the 2003 Stock Option Plan. The Company issues new shares of Common Stock upon exercise of stock options.

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

The Company issues incentive stock options whereby options to purchase Common Stock are granted with exercise prices that are no less than the stock’s estimated fair market value at the date of the grant, vest based on three to four years of continuous service, and have ten year contractual terms. A summary of incentive stock option activity as of December 31, 2009 and changes during the year then ended is presented below:

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at December 31, 2008	848,765	$2.63	7.9	$—
Granted	200,000	1.50
Exercised	—
Expired	(20,459)	1.95
Forfeited	(6,850)	2.67

Outstanding at December 31, 2009	1,021,456	$2.42	7.5	$47,364

Vested and expected to vest at December 31, 2009	829,968	$2.43	7.9	$42,339
Exercisable at December 31, 2009	442,643	$2.45	5.9	$19,604

The number of stock options outstanding at December 31, 2008 has been decreased by 500 options from the amount previously reported due to an error in classifying options between incentive stock options and non-qualified stock options in the prior year.

The Company has issued non-qualified stock options to purchase Common Stock, primarily to non-employee members of the Board of Directors, which vest immediately upon grant or over three years and have five to ten year contractual terms. A summary of non-qualified stock option activity as of December 31, 2009 and changes during the year then ended is presented below:

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at December 31, 2008	351,414	$2.65	3.2	$—
Granted	157,000	1.51
Exercised	—	—
Expired	(50,000)	2.90

Outstanding at December 31, 2009	458,414	$2.23	3.6	$34,076

Vested and expected to vest at December 31, 2009	407,337	$2.20	3.7	$33,389
Exercisable at December 31, 2009	229,770	$2.45	2.2	$13,556

The number of stock options outstanding at December 31, 2008 has been increased by 500 options from the amount previously reported due to an error in classifying options between incentive stock options and non-qualified stock options in the prior year.

Shares vested and expected to vest at December 31, 2009 in the tables above represent shares fully vested as of December 31, 2009, plus all non-vested shares as of December 31, 2009, adjusted for the estimated forfeiture rate. The aggregate intrinsic value in the tables above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their options on December 31, 2009. This amount changes based on the fair market value of the Company’s Common Stock.

The aggregate intrinsic value of options exercised during the years ended December 31, 2008 and December 31, 2007 was $1,500, and $37,000, respectively. Cash received from stock option exercises was $2,700 and $134,000 during the years ended December 31, 2008 and December 31, 2007, respectively. There were no options exercised during the year ended December 31, 2009.

Total compensation expense related to the Stock Option Plans was $347,000, $187,000, and $41,000 for the years ended December 31, 2009, 2008, and 2007, respectively, and is included in selling, general and administrative expense in the accompanying consolidated statements of operations.

The fair value of stock option awards for the years ended December 31, 2009, 2008, and 2007, was estimated using the Black-Scholes option pricing model with the following weighted average assumptions and fair values:

	2009	2008	2007

Weighted average fair value of grants	$0.74	$1.59	$1.65
Risk-free interest rate	2.4%	3.4%	4.2%
Expected life	6.3 years	6.8 years	6.9 years
Expected volatility	71%	70%	72%
Expected dividends	None	None	None

A description of each assumption used in calculating the fair value of stock option awards under the Black-Scholes option pricing model is as follows:

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

As of December 31, 2009, there was $450,000 and $152,000 of unrecognized stock-based compensation expense related to non-vested incentive and non-qualified stock option grants, respectively. That cost is expected to be recognized over a weighted-average period of 2.5 and 1.9 years, respectively.

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

The number of shares payable under this plan is determined by dividing the cash value of stock compensation by the higher of (1) the actual closing price on the last trading day of each month, or (2) the book value of the Company on the last day of each month. Fractional shares are rounded up to the next full share amount. During the year ended December 31, 2009, the Company issued 80,641 shares of Common Stock to fourteen individuals under this plan at an average price of $1.25 per share in lieu of approximately $100,750 in cash compensation.

(16)	Income Taxes

On January 1, 2007, the Company adopted ASC Topic 740-10-25. ASC Topic 740-10-25 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under the provisions of ASC Topic 740-10-25, at December 31, 2009, the Company had recorded a liability for unrecognized tax benefits related to transfer pricing on intercompany sales of $380,000, which included accrued interest and penalties of $152,000 and of which $228,000 would increase the effective tax rate if recognized. While the Company believes that it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than the Company’s accrued position. Accordingly, additional provisions could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2009 and 2008 is as follows (in thousands):

	2009	2008

Balance as of January 1	$264	$267
Additions for tax positions related to prior years	—	—
Additions for tax positions related to the current year	(62)	44
Foreign exchange translation gain	26	(47)

Balance as of December 31	$228	$264

The Company files its tax returns as prescribed by the tax laws of the U.S. federal jurisdiction and various states and foreign jurisdictions in which it operates. The Company’s 2005 to 2009 tax years remain open to examination by U.S. taxing authorities. The foreign jurisdictions have open tax years from 2003 to 2009. Potential accrued interest on uncertain tax positions is recorded as a component of interest expense and potential accrued penalties are recorded as selling, general and administrative expenses.

The pretax income (loss) for the years ended December 31, 2009, 2008, and 2007 was taxed by the following jurisdictions:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Domestic	$(360)	$444	$(7)
Foreign	3,172	2,783	1,160

	$2,812	$3,227	$1,153

The income tax provision charged (benefit credited) for the years ended December 31, 2009, 2008, and 2007 were as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Current
U.S. federal	$—	$—	$2
State	—	2	4
Foreign	861	932	384

	861	934	390

Deferred
U.S. federal	—	—	(247)
State	—	—	(41)
Foreign	(25)	162	189

	(25)	162	(99)

	$836	$1,096	$291

The income tax expense (benefit) differs from the expected amount of income tax expense (benefit) determined by applying the U.S. federal income tax rates to the pretax income (loss) for the years ended December 31, 2009, 2008, and 2007 due to the following:

	Year Ended December 31,
	2009		2008		2007
		Percentage		Percentage		Percentage
		of Pretax		of Pretax		of Pretax
	Amount	Earnings (Loss)	Amount	Earnings (Loss)	Amount	Earnings (Loss)
			(In thousands)

Computed “expected” tax expense (benefit)	$956	34.0%	$1,028	34.0%	$392	34.0%
Increase (decrease) in income taxes resulting from:
Nondeductible expenses	99	3.5	72	2.4	33	2.9
(Increase)/decrease in prior year NOL (correction)	(85)	(3.0)	(1,127)	(37.3)	—	—
Foreign subsidiary losses	—	—	—	—	(10)	(0.9)
Higher (lower) rates on earnings of foreign operations	(9)	(0.3)	211	7.0	1	0.1
State taxes, net of federal benefit	—	—	6	0.2	(37)	(3.2)
Uncertain tax positions	(70)	(2.5)	63	2.1	149	12.9
Changes in valuation allowance	(55)	(2.0)	843	27.9	(237)	(20.6)

	$836	29.7%	$1,096	36.3%	$291	25.2%

Temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities that give rise to the deferred income taxes as of December 31, 2009 and 2008 are presented below:

	December 31,
	2009	2008
	(In thousands)

Deferred tax assets
Federal and state loss carryforwards	$6,301	$5,478
Federal tax credits	305	336
Foreign loss carryforwards	2,259	2,274
Inventory reserve and capitalization	122	114
Intangible assets	1	9
Other accruals and reserves	232	207

Total gross deferred tax assets	9,220	8,418
Less valuation allowance	(8,119)	(8,175)

	1,101	243

Deferred tax liabilities
Property and equipment	(851)	(149)
Untaxed foreign reserves	(338)	(137)

Total deferred tax liabilities	(1,189)	(286)

Net deferred tax liabilities	$(88)	$(43)

The Company reduces its deferred tax assets by a valuation allowance when, based upon the available evidence, it is more likely than not that a significant portion of the deferred tax assets will not be realized. At December 31, 2009, the Company’s deferred tax valuation allowance was attributable to operating loss carryforwards from its various domestic jurisdictions and one of its foreign subsidiaries. It is the Company’s belief that it is more likely than not the deferred tax assets generated by the operating loss carryforwards in these jurisdictions will not be realized in future periods.

The components giving rise to the net deferred tax assets described above have been included in the accompanying consolidated balance sheets as of December 31, 2009 and 2008 as follows:

	December 31,
	2009	2008
	(In thousands)

Current assets	$250	$94

Noncurrent assets	$851	$149
Noncurrent liabilities	(1,189)	(286)

Net noncurrent liabilities	$(338)	$(137)

Net deferred assets (liabilities)	$(88)	$(43)

At December 31, 2009, the Company has net operating loss carryforwards for federal income tax purposes of $16.6 million, which are available to offset future federal taxable income, if any, which expire beginning in 2010 through 2029. In addition, two of the Company’s domestic subsidiaries have net economic loss carryforwards for state income tax purposes of $10.3 million, which are available to offset future state taxable income, if any, through 2027 and 2028. Further, one of the Company’s foreign subsidiaries also has loss carryforwards for German tax purposes of $5.9 million, which are available to offset future foreign taxable income.

The Tax Reform Act of 1986 contains provisions that limit the ability to utilize net operating loss carryforwards in the case of certain events including significant changes in ownership interests. If the net operating loss carryforwards are limited and the Company has taxable income that exceeds the permissible yearly net operating loss, the Company would incur a federal income tax liability even though net operating losses would be available in future years.

The Company also has research and development tax credits for federal income tax purposes of $305,000 at December 31, 2009 that expire in various years from 2010 through 2023.

(17)	Related Party Transactions

As more fully described in Note 12, the Company sold shares of Series K Preferred to multiple investors in October and December 2009. Two of the investors who purchased Series K Preferred in December 2009, John K. Pirotte and Helga Houston, are members of the Company’s board of directors. Mr. Pirotte purchased 10 shares of Series K Preferred with an aggregate liquidation preference of $50,000 and Ms. Houston purchased 4 shares of Series K Preferred with an aggregate liquidation preference of $20,000. Subsequent to December 31, 2009, in January 2010, John D. Higgins, a member of the Company’s board of directors and David L. Turney, the Company’s Chairman of the Board, President and Chief Executive Officer, purchased Series K Preferred. Mr. Higgins purchased 10 shares of Series K Preferred with an aggregate liquidation preference of $50,000 and Mr. Turney purchased 1 share of Series K Preferred with a liquidation preference of $5,000.

(18)	Segment and Geographic Information

Until the divestiture of DAC in April 2007 (see Note 3), DRI conducted its operations in two business segments, (1) the transportation communications segment; and (2) the law enforcement and surveillance segment. The law enforcement and surveillance segment is reflected as discontinued operations in the accompanying consolidated financial statements and is no longer reflected as an operating segment. Accordingly, the accompanying consolidated statements of operations report the results of operations of our only remaining operating segment and no separate disclosure is provided herein.

Geographic information for continuing operations is provided below. Long-lived assets include net property and equipment and other assets.

	2009	2008	2007
	(In thousands)

Net sales — continuing operations
North America	$32,104	$30,576	$27,687
Europe	26,602	20,008	15,899
Asia-Pacific	15,644	8,018	4,839
Middle East	381	948	2,272
South America	7,554	11,009	7,235

	$82,285	$70,559	$57,932

Long-lived assets — continuing operations
North America	$3,670	$2,982	$1,345
Europe	1,948	1,527	1,538
Asia-Pacific	313	46	44
South America	225	209	246

	$6,156	$4,764	$3,173

*	Geographic information regarding net sales was determined based upon sales to each geographic area.

**	Geographic information regarding long-lived assets was determined based upon the recorded value of those assets on the balance sheets of each of the geographic locations.

(19)	Legal Proceedings

The Company, in the normal course of its operations, is involved in legal actions incidental to the business. In management’s opinion, the ultimate resolution of these matters will not have a material adverse effect upon the current financial position of the Company or future results of operations.

(20)	Foreign Tax Settlement

At December 31, 2006, Mobitec Brazil, recorded a liability for Imposto sobre Produtos Industrializados (Industrialized Products Tax or “IPI Tax”), a form of federal value-added tax in Brazil, and related penalties and interest assessed by Brazil’s Federal Revenue Service (“FRS”) in the amount of $1.5 million, or $750,000 net of the minority ownership in Mobitec Brazil.

The assessment was the result of an audit performed by the FRS in 2006 for the periods January 1, 1999 to June 30, 2006 and varying interpretations of Brazil’s complex tax laws by the FRS and the Company. Prior to the audit conducted by the FRS, the Company, under guidance provided by its Brazilian legal counsel, interpreted certain provisions of Brazil’s tax laws to conclude IPI Tax was suspended on sales of Mobitec Brazil’s products to be used in the manufacture of buses. Upon conclusion of the FRS audit in December 2006, the Company and its Brazilian legal counsel were informed the FRS did not concur with the Company’s assessment that suspension of IPI Tax on Mobitec Brazil’s sales of products to end users to be used in the manufacture of buses was appropriate. The Company reached a settlement with the FRS to pay the assessed amount in monthly installments over a five-year period.

Under the provisions of a new law enacted in Brazil in 2009, the FRS has provided relief to certain Brazilian entities by allowing a partial reduction in the amount of IPI tax obligations and related penalties and interest that have been previously assessed against those entities. Pursuant to the provisions of the new law, the outstanding IPI tax obligations, including penalties and interest, of Mobitec Brazil previously assessed, which are reflected as foreign tax settlement in the accompanying consolidated balance sheet, were reduced by approximately $275,000 (based on exchange rates as of December 31, 2009). Accordingly, in September 2009, we recorded an adjustment to reduce the foreign tax settlement by approximately $275,000, with a corresponding adjustment of $242,000 (based on exchange rates as of December 31, 2009) to reduce selling, general, and administrative expenses. The difference in the amount of the reduction recorded to the liability and the amount of the reduction recorded to expenses arises from different currency exchange rates used to convert transactions reported in Mobitec Brazil’s functional currency to U.S. dollars on the balance sheet and statement of operations, as described in Note 1.

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

	2009	2008	2007
	(In thousands, except share amounts)

Net income applicable to common shareholders of DRI Corporation	$1,511	$1,193	$380
Effect of dilutive securities on net income of DRI Corporation:
Convertible debt	—	10	—
Convertible preferred stock	11	—	—

Net income applicable to common shareholders of DRI Corporation, assuming conversions	$1,522	$1,203	$380

Weighted average shares outstanding — Basic	11,548,403	11,333,984	10,751,220
Effect of dilutive securities on shares outstanding:
Options	10,898	26,170	73,078
Warrants	71,504	19,925	321,809
Convertible debt	—	112,394	—
Convertible preferred stock	85,002	—	—

Weighted average shares outstanding — Diluted	11,715,807	11,492,473	11,146,107

The calculation of weighted average shares outstanding for the years ended December 31, 2009, 2008 and 2007 excludes preferred stock convertible into 1,695,433, 1,641,729 and 1,566,574 shares of Common Stock, respectively, because they are anti-dilutive, and 2,010,049, 2,533,039 and 1,324,260, respectively, of stock options and warrants because these securities would not have been dilutive for these periods due to the fact that the exercise prices were greater than the average market price of our Common Stock for these periods or the total assumed proceeds under the treasury stock method resulted in negative incremental shares.

(22)	Unaudited Quarterly Financial Data

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2009 and 2008, respectively. Refer to Revenue Recognition in Note 1 for discussion of items impacting unaudited quarterly financial data.

	Year Ended December 31, 2009
	Q1	Q2	Q3	Q4
	(In thousands, except share and per share amounts)
		(Unaudited)

Net sales	$13,202	$21,514	$21,555	$26,014
Gross profit	3,686	6,670	7,167	7,273
Operating income (loss)	(866)	1,326	2,007	1,375
Net income (loss) applicable to common shareholders of DRI Corporation	(1,149)	1,075	842	743
Net income (loss) applicable to common shareholders per common share:
Basic	$(0.10)	$0.09	$0.07	$0.06
Diluted	$(0.10)	$0.09	$0.07	$0.06
Weighted average number of common shares and common share equivalents outstanding
Basic	11,473,219	11,498,254	11,522,979	11,696,980
Diluted	11,473,219	13,228,690	13,395,830	13,629,129

	Year Ended December 31, 2008
	Q1	Q2	Q3	Q4
	(In thousands, except share and per share amounts)
		(Unaudited)

Net sales	$17,025	$19,103	$18,794	$15,637
Gross profit	6,032	6,543	6,500	4,813
Operating income (loss)	1,436	1,492	1,503	(517)
Net income (loss) applicable to common shareholders of DRI Corporation	648	384	662	(501)
Net income (loss) applicable to common shareholders per common share
Basic	$0.06	$0.03	$0.06	$(0.04)
Diluted	$0.06	$0.03	$0.06	$(0.04)
Weighted average number of common shares and common share equivalents outstanding
Basic	11,197,563	11,227,274	11,453,588	11,464,333
Diluted	12,873,397	11,610,692	13,052,316	11,464,333

(23)	Employee Benefit Plan

The Company has a defined contribution plan which covers substantially all of its full-time employees. The employees’ annual contributions are limited to the maximum allowed under the Internal Revenue Code. The Company may elect to match employee contributions and make further discretionary contributions to the plan. For the years ended December 31, 2009, 2008, and 2007, the Company did not elect to contribute to the plan on behalf of the employees.

(24)	Subsequent Events

On March 25, 2010, Mobitec AB modified certain of its existing loan and credit agreements with Handelsbanken to amend its existing credit facility with Handelsbanken to (i) extend, from April 30, 2010 to September 30, 2010, the 3.5 million krona (approximately US$483,000, based on exchange rates as of the date of the modification) increase to Mobitec AB’s borrowing capacity under the credit facilities, which increase was first effected on June 16, 2009, and (ii) increase the annual interest rate on the credit facilities from T/N STIBOR plus 3.65% to T/N STIBOR plus 3.80%.

Also on March 25, 2010, Mobitec AB entered into an amendment to the Mobitec Term Loan to extend the repayment date for the outstanding principal balance of 1.5 million krona (approximately US$207,000, based on exchange rates as of the date of the modification) from March 31, 2010 to September 30, 2010.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2009, the end of the period covered by this annual report on Form 10-K, due to the existence of the material weaknesses described below.

Management’s Report on Internal Control Over Financial Reporting

The management of DRI Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2009 due to the existence of a material weakness discussed below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Our disclosure controls and procedures as well as our internal controls over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures as well as our internal controls over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

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

Material Weakness — Mobitec Brazil

In 2008, we identified several deficiencies in the design and effectiveness of internal control over financial reporting at our Mobitec Brazil joint venture business unit that, when considered in combination, indicated a material weakness. The control deficiencies identified resulted from inadequate implementation of formal policies and procedures and, where control processes had been implemented, inadequate documentation to provide evidence that such processes were operating effectively. Control deficiencies were identified in the following areas: inventory management, revenue recognition, accounts receivable, accounts payable, billing, order entry, purchasing, financial reporting, and information technology (“IT”). Although these control deficiencies had been identified, management believes it has performed adequate evaluation and analysis of financial information reported by Mobitec Brazil to provide reasonable assurance that no material misstatements entered the accompanying consolidated financial statements.

Efforts to remediate the internal control deficiencies identified at Mobitec Brazil began in 2008 and, as expected, are still in process. Remediation efforts include the implementation of formal policies and procedures which will include the necessary level of documentation to ensure internal controls are designed and operating effectively at all times. Prior to mid-2009, remediation efforts were impeded as a consequence of the Company having less than complete ownership of Mobitec Brazil. Additionally, there was not a full-time employee at Mobitec Brazil who had experience in U.S. GAAP accounting or an understanding of implementing and managing effective internal control procedures. Effective July 1, 2009, we acquired the remaining 50% of Mobitec Brazil and, on that date, took full control of all operations of Mobitec Brazil. In August 2009 we hired a Financial Controller with experience in U.S. public companies and knowledge of requirements of the Sarbanes-Oxley Act of 2002. The hiring of the Financial Controller has bolstered our efforts to remediate the internal control deficiencies at Mobitec Brazil and we have seen significant progress in this area in the last quarter of 2009 and into 2010. We plan to complete remediation of the internal control deficiencies in 2010 and management is continuing to monitor the progress of the remediation efforts on an on-going basis. Additionally, we will engage a third-party consultant to help with this process in 2010. Further, while remediation efforts are in process and until such time as remediation is complete, management will continue to perform the evaluations and analyses we believe adequate to provide reasonable assurance there are no material misstatements of our financial statements.

Material Weakness — Revenue Recognition

During our 2008 year-end audit, management identified a material weakness in internal controls related to revenue recognition. The Company entered into certain revenue transactions with customers that were unique when compared to contracts executed in prior periods. These contracts contained multiple elements and deliverables, some of which were potentially contingent on each other. Revenue recognition in these types of contracts can be complicated and require thorough evaluation and documentation to ensure revenue is properly accounted for in accordance with GAAP. During our 2008 year-end closing process and related audit, it was determined that adequate evaluation and documentation of certain of these transactions had not occurred and, as a result, errors in our recognition of revenue during the year had occurred. As a result, the Company and the Audit Committee of the Company concluded that restatement of our second quarter 2008 consolidated financial statements was necessary. The Company filed an amended Form 10-Q for the quarterly period ended June 30, 2008 on March 31, 2009.

In connection with the material weakness in internal control related to revenue recognition, the following actions were taken by the Company in 2009:

•	A review of open sales orders is performed on a daily basis by an accounting manager. This review allows us to identify new orders with multiple deliverables as they are received so that we may determine the appropriate revenue accounting method to be applied and begin properly accounting for such orders immediately upon receipt.

•	A separate file of supporting documentation for each identified multiple deliverable order is compiled and organized by an accounting manager. Documentation in the file folder for each order with multiple deliverables includes copies of the contract or purchase order, customer acceptance forms, E-mail correspondence with accounting management, sales management, project management, and customer representatives, as well as support for fair value calculations performed in applying the proper revenue accounting methods. Maintaining separate files with supporting documentation for each multiple deliverable contract allows for an efficient review by management and helps maintain a proper audit trail.

•	Each month, the Corporate Assistant Controller reviews the month-end open sales order report to ensure that all multiple deliverable contracts have been properly identified. In addition, for all contracts identified as containing multiple deliverables, the Corporate Assistant Controller reviews the documentation supporting the fair value calculations including the deliverables and the corresponding fair values, and also reviews the calculation for computational errors.

•	The Chief Financial Officer reviews all contracts exceeding a set scope to determine the appropriate revenue accounting guidance to be applied. Additionally, the Chief Financial Officer performs a review of the fair value calculations of contracts identified as containing multiple deliverables as well as a review of the appropriateness of the revenue accounting guidance applied to those contracts. This review is secondary to and in addition to the review performed by the Corporate Assistant Controller described above.

Although the above actions were taken during 2009, management has determined that the material weakness in internal control related to revenue recognition had not been remediated and still existed as of December 31, 2009. Management has determined that due to the complexity of interpreting the various provisions of the accounting rules that determine proper revenue recognition on multiple element arrangements entered into by the Company, we do not have the expertise within our current organization to adequately evaluate these arrangements and determine proper revenue recognition for such arrangements. As a result, the Company plans to engage a revenue recognition expert from an independent public accounting firm in fiscal year 2010 to assist the Company in reviewing all multiple element arrangements entered into by the Company and in evaluating such arrangements to determine proper accounting treatment for recognizing revenue under GAAP. We believe the engagement of a revenue recognition expert in conjunction with the actions taken in 2009 as described herein will result in remediation of the material weakness in internal control related to revenue recognition in 2010, though we can give no assurance of such.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is incorporated by reference to the Company’s definitive Proxy Statement pursuant to Regulation 14A relating to the annual meeting of shareholders for 2009, which shall be filed with the SEC no later than April 30, 2010 (the “Proxy Statement”). Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference.

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

See the Index to Consolidated Financial Statements in Part II, Item 8.

(3)	Exhibits

The following documents are filed herewith or have been included as exhibits to previous filings with the SEC and are incorporated herein by this reference:

Exhibit
No.		Document

3.1		Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference from the Company’s Registration Statement on Form S-3, filed with the SEC on December 23, 2003)
3	.1.1	Articles of Amendment to the Articles of Incorporation of the Company an amendment to eliminate a staggered election of Board members (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2005)
3	.1.2	Articles of Amendment to Articles of Incorporation of the Company, dated February 2, 2010, amending and restating the Company’s Preferred Stock capitalization (filed herewith)
3.2		Articles of Amendment to Articles of Incorporation of the Company containing Certificate of Designation of Series E Redeemable Nonvoting Convertible Stock (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on November 12, 2003.)
3.3		Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series F Redeemable Convertible Preferred Stock (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on April 14, 2004)
3.4		Articles of Amendment to the Articles of Incorporation of the Company containing Series AAA Preferred Stock Change in Quarterly Dividend Accrual and Conversion Price (incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2004)
3.5		Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series G Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed on June 28, 2005)
3	.5.1	Articles of Correction of Articles of Amendment to the Articles of Incorporation of the Company containing a correction to an error in the Amended Certificate of Designation of Series G Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2005)
3.6		Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series H Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed on November 4, 2005)
3.7		Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series I Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)
3.8		Articles of Amendment to Articles of Incorporation of the Company containing Certificate of Designation of Series D Junior Participating Preferred Stock (incorporated herein by reference to the Company’s Registration Statement on Form 8-A filed with the SEC on December 17, 1999)
3	.8.1	Amendment No. 1 to Certificate of Designation of Series D Junior Participating Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on September 28, 2006)
3	.8.2	Amendment No. 2 to Certificate of Designation of Series D Junior Participating Preferred Stock (incorporated herein by reference to the Company’s Registration Statement on Form 8-A filed with the SEC on October 2, 2006)

Exhibit
No.		Document

3.9		Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series J Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2007)
3.10		Articles of Amendment to Articles of Incorporation of the Company containing Certificate of Designation of Series K Senior Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on October 15, 2009)
3	.10.1	Articles of Amendment to Articles of Incorporation of the Company containing Certificate of Designation of Series K Senior Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on November 12, 2009)
3	.10.2	Articles of Amendment to Articles of Incorporation of the Company containing Certificate of Designation of Series K Senior Convertible Preferred Stock, dated December 29, 2009 (filed herewith)
3	.10.3	Amendment to Certificate of Designation of Series K Senior Convertible Preferred Stock, dated January 5, 2010 (filed herewith)
3.11		Amended and Restated Bylaws of the Company (incorporated herein by reference to the Company’s Report on Form 8-K filed on September 18, 2006)
3	.11.1	Amendment to Bylaws of DRI Corporation, dated as of September 12, 2007 (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on September 14, 2007)
4.1		Form of specimen certificate for Common Stock of the Company (incorporated herein by reference from the Company’s Registration Statement on Form SB-2, filed with the SEC (SEC File No. 33-82870-A)
4.2		Form of Underwriter’s Warrants issued by the Company to the Underwriter (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on April 22, 2004)
4.3		Warrant Agreement between the Company and Continental Stock Transfer & Trust Company (incorporated herein by reference from the Company’s Registration Statement on Form SB-2, filed with the SEC (SEC File No. 33-82870-A))
4.4		Rights Agreement, dated as of September 22, 2006, between the Company and American Stock Transfer & Trust Company, as Rights Agent, together with the following exhibits thereto: Exhibit A — Certificate of Designation of Series D Junior Participating Preferred Stock of Digital Recorders, Inc. and the Amendment to Certificate of Designation of Series D Junior Participating Preferred Stock of Digital Recorders, Inc.; Exhibit B — Form of Right Certificate; and Exhibit C — Summary of Rights to Purchase Shares (incorporated herein by reference to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 2, 2006)
4	.4.1	Amendment No. 2 to Rights Agreement, dated July 8, 2004, between Digital Recorders, Inc. and Continental Stock Transfer & Trust Company (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on July 8, 2004)
4.5		Omnibus Amendment dated as of January 10, 2007, effective December 31, 2006, by and among the Company, TwinVision of North America, Inc., Digital Audio Corporation, Robinson-Turney International, Inc., and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on January 16, 2007)
4.6		Amended and Restated Secured Term Note dated as of January 10, 2007, effective December 31, 2006, by and between the Company, TwinVision of North America, Inc., Digital Audio Corporation, Robinson-Turney International, Inc., and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on January 16, 2007)
4.7		Second Amended and Restated Registration Rights Agreement dated as of January 10, 2007, effective December 31, 2006, by and between the Company and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on January 16, 2007)

Exhibit
No.		Document

4.8		Warrant, dated as of June 30, 2008, issued by the Company to BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s Report on Form 8-K/A, filed with the SEC on August 14, 2008)
4	.8.1	First Amendment to Warrant, dated March 26, 2009, by and between the Company and BHC Interim Funding III, L.P. (incorporated by reference to the Company’s Report on Form 10-K filed with the SEC on March 31, 2009)
4	.8.2	Second Amendment to Warrant, dated September 30, 2009, by and between the Company and BHC Interim Funding III, L.P. (incorporated by reference to the Company’s Report on Form 10-Q for the quarter ended September 30, 2009)
4	.8.3	Third Amendment to Warrant, dated December 29, 2009, by and between the Company and BHC Interim Funding III, L.P., (filed herewith)
4.9		Stock Purchase Warrant, dated as of October 13, 2003, issued by the Company to Dolphin Offshore Partners, L.P. (terminated) (incorporated herein by reference to the Company’s Report on Form 8-K, , filed with the SEC on November 12, 2003)
4.10		Warrant Agreement, dated March 23, 2004, between Digital Recorders, Inc. and Fairview Capital Ventures LLC (incorporated herein by reference to the Company’s Registration Statement on Form S-3, filed with the SEC on April 16, 2004)
4.11		Form of Warrant dated as of April 21, 2004, issued by Digital Recorders, Inc. to each of the Investors named in the Securities Purchase Agreement filed as Exhibit 10.16 hereto (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on April 22, 2004)
4.12		Warrant, dated April 26, 2004, issued by the Company to Roth Capital Partners, LLC (incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004)
4	.12.1	Amended and Restated Warrant, dated October 6, 2004, issued by the Company to Roth Capital Partners, LLC (incorporated herein by reference the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004)
4.13		Warrant, dated October 6, 2004, issued by the Company to Riverview Group, LLC (incorporated herein by reference to the Company’s Report on Form 8-K, filed with SEC on October 7, 2004)
4.14		Stock Purchase Warrant, dated June 23, 2005, issued by the Company to Dolphin Offshore Partners, L.P. (incorporated herein by reference to the Company’s Report on Form 8-K filed on June 28, 2005)
4.15		Form of Stock Purchase Warrant between John D. Higgins and the Company (incorporated herein by reference to the Company’s Report on Form 8-K filed on November 4, 2005)
4.16		Common Stock Purchase Warrant between the Company and Laurus Master Fund, Ltd., dated March 15, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)
4.17		Stock Purchase Warrant issued by the Company to Transit Vehicle Technology Investments, Inc., dated March 21, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)
4.18		Common Stock Purchase Warrant issued by the Company to Laurus Master Fund, Ltd., dated as of April 28, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)
10.1		Form of Office Lease Agreement, between the Company and Sterling Plaza Limited Partnership (incorporated herein by reference from the Company’s Form 10-KSB/A, filed with the SEC on May 21, 2001)
10	.1.1	First Amendment to Lease Agreement, between the Company and Sterling Plaza Limited Partnership, d/b/a Dallas Sterling Plaza Limited Partnership, dated August 25, 2003 (incorporated herein by reference to the Company’s Registration Statement of Form S-1, filed with the SEC on January 4, 2005)

Exhibit
No.		Document

10	.1.2	Second Amendment to Lease Agreement between the Company and Sterling Plaza Limited Partnership, d/b/a Dallas Sterling Plaza Limited Partnership, dated September 17, 2004 (incorporated herein by reference to the Company’s Registration Statement of Form S-1, filed with the SEC on January 4, 2005)
10.2		Lease Agreement, between the Company and The Prudential Savings Bank, F.S.B., dated December 18, 1998 (incorporated herein by reference from the Company’s Form 10-KSB/A, filed with the SEC on June 6, 2001)
10	.2.1	First Lease Amendment, between the company and Property Reserve, Inc., f/k/a The Prudential Savings Bank, F.S.B., dated December 11, 2002 (incorporated herein by reference to the Company’s Registration Statement of Form S-1, filed with the SEC on January 4, 2005)
10	.2.2	Second Lease Amendment, between the Company and Property Reserve, Inc., f/k/a The Prudential Savings Bank, F.S.B., dated August 21, 2003 (incorporated herein by reference to the Company’s Registration Statement of Form S-1, filed with the SEC on January 4, 2005)
10	.2.3	Third Lease Amendment, between the Company and Property Reserve, Inc., f/k/a The Prudential Savings Bank, F.S.B., dated August 21, 2003 (incorporated herein by reference to the Company’s Registration Statement of Forms S-1, filed with the SEC on January 4, 2005)
10	.2.4	Fourth Lease Amendment, between the Company and Property Reserve, Inc., f/k/a The Prudential Savings Bank, F.S.B., dated September 8, 2003 (incorporated herein by reference to the Company’s Registration Statement of Form S-1, filed with the SEC on January 4, 2005)
10.3		Form of Loan Agreement dated as of August 26, 2002, between the Company and John D. Higgins (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on August 30, 2002)
10.4		Form of Digital Recorders, Inc., 8% Convertible Debenture, dated August 26, 2002, issued to John D. Higgins (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on August 30, 2002)
10.5		Form of Security Agreement, dated August 26, 2002, between the Company and John D. Higgins (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on August 30, 2002)
10.6		Form of Pledge Agreement, dated August 26, 2002, between the Company and John D. Higgins (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on August 30, 2002)
10.7		Form of Subsidiary Guarantee, dated August 26, 2002, by Subsidiaries of the Company in favor of John D. Higgins (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on August 30, 2002)
10.8		Form of Subsidiary Security Agreement, dated August 26, 2002, among the Company, TwinVision of North America Inc., and John D. Higgins (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on August 30, 2002)
10.9		Share Purchase Agreement, dated as of October 13, 2003, by and between Dolphin Offshore Partners, L.P. and the Company (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on November 12, 2003)
10.10		Securities Purchase Agreement, dated November 5, 2003, by and between the Company, as seller, and BFSUS Special Opportunities Trust PLC and Renaissance US Growth & Investment Trust PLC, collectively as purchasers (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on November 12, 2003)
10.11		Loan and Security Agreement, dated as of November 6, 2003, by and between LaSalle Business Credit, LLC, as lender, and the Company, as borrower (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on November 12, 2003)
10	.11.1	Waiver, Consent and Fourth Amendment Agreement between the Company and LaSalle Business Credit, LLC, dated March 6, 2006 (incorporated herein by reference to the Company’s Report on Form 1-K filed with the SEC on April 17, 2006)

Exhibit
No.		Document

10.12		Amended and Restated Registration Rights Agreement, dated as of April 1, 2004, by and between the Company and Dolphin Offshore Partners, L.P. (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on April 14, 2004)
10.13		Securities Purchase Agreement dated as of April 21, 2004, among Digital Recorders, Inc. and the investors named therein (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on April 22, 2004)
10.14		Registration Rights Agreement, dated as of April 21, 2004, among Digital Recorders, Inc. and the investors named therein (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on April 22, 2004)
10.15		Securities Purchase Agreement, dated October 5, 2004, between the Company and Riverview Group LLC (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on October 7, 2004)
10.16		Registration Rights Agreement, dated October 5, 2004, between the Company and Riverview Group LLC (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on October 7, 2004)
10.17		Share Purchase Agreement, dated June 23, 2005, by and between the Company and Dolphin Offshore Partners, L.P. (incorporated herein by reference to the Company’s Report on Form 8-K, filed on June 28, 2005)
10.18		Registration Rights Agreement, dated June 23, 2005, by and between the company and Dolphin Offshore Partners, L.P. (incorporated herein by reference to the Company’s Report on Form 8-K, filed on June 28, 2005)
10.19		Promissory Note, dated July 25, 2005, between the Company to Roth Capital Partners, LLC (incorporated herein by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004)
10.20		Share Purchase Agreement, dated October 31, 2005, between John D. Higgins and the Company (incorporated herein by reference to the Company’s Report on Form 8-K, filed on November 4, 2005)
10.21		Form of Registration Rights Agreement between John D. Higgins and the Company (incorporated herein by reference to the Company’s Report on Form 8-K filed on November 4, 2005)
10.22		Form of Certificate of Designation of Series H Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed on November 4, 2005)
10.23		Secured Non-Convertible Revolving Note between the Company and Laurus Master Fund, Ltd., dated March 15, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)
10.24		Security Agreement (with Schedules) between the Company and Laurus Master Fund, Ltd. dated March 15, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)
10.25		Grant of Security Interest in Patents and Trademarks (with Schedules) between the Company and Laurus Master Fund, Ltd., dated March 15, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)
10.26		Stock Pledge Agreement (with Schedules) between the Company and Laurus Master Fund, Ltd., dated March 15, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)
10.27		Registration Rights Agreement between the Company and Laurus Master Fund, Ltd., dated March 15, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)
10	.27.1	Amended and Restated Registration Rights Agreement dated as of April 28, 2006, by and between Digital Recorders, Inc. and Laurus Master Fund, Ltd., dated (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)

Exhibit
No.		Document

10.28		Share Purchase Agreement between the Company and Transit Vehicle Technology Investments, Inc., dated March 21, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)
10.29		Registration Rights Agreement Between the Company and Transit Vehicle Technology Investments, Inc., dated March 21, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)
10.30		Securities Purchase Agreement dated as of April 28, 2006, by and between Digital Recorders, Inc., TwinVision of North America, Inc., Digital Audio Corporation, and Robinson-Turney International, Inc., and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)
10	.30.1	Waiver and Consent, dated as of April 30, 2007, entered into by and between Digital Recorders, Inc., TwinVision of North America, Inc., Digital Audio Corporation, Robinson-Turney International, Inc. and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 2007)
10.31		Secured Term Note by Digital Recorders, Inc., TwinVision of North America, Inc., Digital Audio Corporation, and Robinson-Turney International, Inc., issued to Laurus Master Fund, Ltd., in the original principal amount of $1,600,000 (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006.)
10.32		Share Purchase Agreement, dated as of April 30, 2007, entered into by and among Dolphin Direct Equity Partners, LP, Digital Audio Corporation and Digital Recorders, Inc. (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 2007)
10.33		Promissory Note, dated April 30, 2007, by Dolphin Direct Equity Partners, LP issued to Digital Recorders, Inc. in the principal sum of $285,000 (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2007)
10.34		Form of Share Purchase Agreement, dated June 11, 2007, between Digital Recorders, Inc. and buyer of Series J Convertible Preferred Stock of Digital Recorders, Inc. with Schedule of Differences (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2007)
10.35		Form of Registration Rights Agreement, dated June 11, 2007, between Digital Recorders, Inc. and holder of Series J Convertible Preferred Stock of Digital Recorders, Inc. (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2007)
10.36		Agreement, dated as of June 30, 2008, by and between the Company and John D. Higgins (incorporated herein by reference to the Company’s Report on Form 8-K/A, filed with the SEC on August 14, 2008)
10.37		Revolving Credit and Security Agreement, dated as of June 30, 2008, by and among PNC Bank, National Association and Digital Recorders, Inc., TwinVision of North America, Inc. and DRI Corporation (incorporated herein by reference to the Company’s Report on Form 8-K/A, filed with the SEC on August 14, 2008)
10	.37.1	Amendment No. 2 to Revolving Credit and Security Agreement, dated September 29, 2008, by and between Digital Recorders, Inc., TwinVision of North America, Inc. and DRI Corporation, and PNC Bank, National Association (incorporated by reference to the Company’s Report on Form 10-Q for the quarter ended September 30, 2008)
10	.37.2	Amendment No. 3 to Revolving Credit and Security Agreement, dated as of March 26, 2009, by and between Digital Recorders, Inc., TwinVision of North America, Inc. and DRI Corporation, and PNC Bank, National Association (incorporated herein by reference to the Company’s Report on Form 10-K filed with the SEC on March 31, 2009)
10	.37.3	Amendment No. 4 to Revolving Credit and Security Agreement, dated as of July 30, 2009, by and between Digital Recorders, Inc., TwinVision of North America, Inc., and DRI Corporation, and PNC Bank, National Association (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on August 5, 2009)

Exhibit
No.		Document

10	.37.4	Amendment No. 5 to Revolving Credit and Security Agreement, dated as of October 5, 2009, by and among Digital Recorders, Inc., TwinVision of North America, Inc., and DRI Corporation, and PNC Bank, National Association (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended September 30, 2009
10	.37.5	Amendment No. 6 to Revolving Credit and Security Agreement, dated as of December 29, 2009, by and among Digital Recorders, Inc., TwinVision of North America, Inc., and DRI Corporation, and PNC Bank, National Association (filed herewith)
10.38		Revolving Credit Note, dated as of June 30, 2008, issued by Digital Recorders, Inc., TwinVision of North America, Inc. and DRI Corporation to PNC Bank, National Association (incorporated herein by reference to the Company’s Report on Form 8-K/A, filed with the SEC on August 14, 2008)
10.39		Loan and Security Agreement, dated as of June 30, 2008, by and among Digital Recorders, Inc., TwinVision of North America, Inc. and DRI Corporation, and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s Report on Form 8-K/A, filed with the SEC on August 14, 2008)
10	.39.1	First Amendment to the Loan and Security Agreement, dated as of July 30, 2008, by and among Digital Recorders, Inc., TwinVision of North America, Inc. and DRI Corporation, and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s Report on Form 8-K/A, filed with the SEC on August 14, 2008)
10	.39.2	Second Amendment to the Loan and Security Agreement, dated as of March 26, 2009, by and among Digital Recorders, Inc., TwinVision of North America, Inc. and DRI Corporation, and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s Report on Form 10-K filed with the SEC on March 31, 2009)
10	.39.3	Letter Agreement, dated as of July 21, 2009, by and among Digital Recorders, Inc. and TwinVision of North America, Inc., as Borrowers, DRI Corporation, as Guarantor, and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2009)
10	.39.3.1	Letter of Amendment to Letter Agreement, dated as of July 31, 2009, by and among Digital Recorders, Inc. and TwinVision of North America, Inc., as Borrowers, DRI Corporation, as Guarantor, and BHC Interim Funding III, L.P., as Lender (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2009)
10	.39.4	Third Amendment to Loan and Security Agreement, dated as of August 18, 2009, by and among Digital Recorders, Inc. and TwinVision of North America, Inc., as Borrowers, DRI Corporation, as Guarantor, and BHC Interim Funding III, L.P., as Lender (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2009)
10	.39.5	Letter of Amendment to Loan and Security Agreement, dated as of August 18, 2009, by and between DRI Corporation and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s Report on From 8-K filed with the SEC on August 24, 2009
10	.39.6	Fourth Amendment Loan and Security Agreement, dated as of October 1, 2009, by and among Digital Recorders, Inc., and TwinVision of North America, Inc., as Borrowers, DRI Corporation, as Guarantor, and BHC Interim Funding III, L.P., as Lender (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended September 30, 2009)
10	.39.7	Fifth Amendment to Loan and Security Agreement, dated as of December 29, 2009, by and among Digital Recorders, Inc., and TwinVision of North America, Inc., as Borrowers, DRI Corporation, as Guarantor, and BHC Interim Funding III, L.P. as Lender (filed herewith)
10.40		Senior Secured Term Note, dated as of June 30, 2008, issued by Digital Recorders, Inc. and TwinVision of North America, Inc. to BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s Report on Form 8-K/A, filed with the SEC on August 14, 2008)
10.41		Continuing Unconditional Guaranty, dated as of June 30, 2008, granted by the Company in favor of BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s Report on Form 8-K/A, filed with the SEC on August 14, 2008)

Exhibit
No.		Document

10.42		Stock Pledge Agreement, dated as of June 30, 2008, by and between the Company and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s Report on Form 8-K/A, filed with the SEC on August 14, 2008)
10.43		Trademark Security Agreement, dated as of June 30, 2008, by and between the Company and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s Report on Form 8-K/A, filed with the SEC on August 14, 2008)
10.44		Trademark Security Agreement, dated as of June 30, 2008, by and between Digital Recorders, Inc. and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s Report on Form 8-K/A, filed with the SEC on August 14, 2008)
10.45		Trademark and Security Agreement, dated as of June 30, 2008, by and between TwinVision of North America, Inc. and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s Report on Form 8-K/A, filed with the SEC on August 14, 2008)
10.46		Copyright Security Agreement, dated as of June 30, 2008, by and between Digital Recorders, Inc. and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s Report on Form 8-K/A, filed with the SEC on August 14, 2008)
10.47		Copyright Security Agreement, dated as of June 30, 2008, by and between TwinVision of North America, Inc. and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s Report on Form 8-K/A, filed with the SEC on August 14, 2008)
10.48		Patent Security Agreement, dated as of June 30, 2008, by and between Digital Recorders, Inc. and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s Report on Form 8-K/A, filed with the SEC on August 14, 2008)
10.49		Undertaking Concerning Loan Payment for purposes other than personal consumption, by and between Handelsbanken and Mobitec AB (English translation) (incorporated herein by reference to the Company’s Report on Form 8-K/A, filed with the SEC on August 14, 2008)
10	.49.1	Undertaking Concerning Loan Payment for purposes other than personal consumption, dated June 16, 2009, by and between Handelsbanken and Mobitec AB (English translation) (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2009)
10	.49.2	Undertaking Concerning Loan Payment for purposes other than personal consumption, dated June 16, 2009, by and between Handelsbanken and Mobitec AB (English translation) (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2009)
10	.49.3	Undertaking Concerning Loan Payment for purposes other than personal consumption, dated March 25, 2010, by and between Handelsbanken and Mobitec AB (English translation) (filed herewith)
10.50		Instrument for Debt A Loan for purposes other than personal consumption, by and between Handelsbanken and Mobitec AB (English translation) (incorporated herein by reference to the Company’s Report on Form 8-K/A, filed with the SEC on August 14, 2008)
10.51		Factoring Agreement by and between Handelsbanken and Mobitec AB (English translation) (incorporated herein by reference to the Company’s Report on Form 8-K/A, filed with the SEC on August 14, 2008)
10.52		EURO Short Term Loan Facility by and between Handelsbanken and Mobitec GmbH (incorporated herein by reference to the Company’s Report on Form 8-K/A, filed with the SEC on August 14, 2008)
10	.52.1	EURO Short Term Loan Facility by and between Handelsbanken and Mobitec GmbH, dated as of June 25, 2009 (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on July 1, 2009)
10.53		Executive Employment Agreement, dated January 1, 1999, between the Company and Larry Hagemann (incorporated herein by reference from the Company’s Proxy Statement for the Annual Meeting of Shareholders for fiscal year 2000, filed with the SEC on June 6, 2001)
10.54		Executive Employment Agreement, between the Company and David N. Pilotte, dated October 25, 2004 (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on October 22, 2004)

Exhibit
No.		Document

10.55		Executive Employment Agreement, dated November 15, 2007, between Mobitec GmbH and Mobitec AB and Oliver Wels (incorporated herein by reference from the Company’s Report on Form 10-Q for the quarter ended March 31, 2008)
10.56		Executive Employment Agreement, dated December 31, 2007, between the Company and Lawrence A. Hagemann (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on January 10, 2008)
10.57		Executive Employment Agreement, dated December 31, 2007, between the Company and Stephen P. Slay (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on January 10, 2008)
10.58		Executive Employment Agreement, dated December 31, 2007, between the Company and Rob R. Taylor (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on January 10, 2008)
10.59		Executive Employment Agreement, effective December 31, 2007, between the Company and Tanya Lind Johnson (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on January 18, 2008)
10.60		Executive Employment Agreement, effective December 31, 2007, between the Company and William F. Fay, Jr. (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on January 18, 2008)
10.61		Executive Employment Agreement, effective January 1, 2008, between the Company and David L. Turney (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on January 18, 2008)
10.62		Extension Agreement, dated as of April 30, 2008 by and between DRI Corporation and Digital Audio Corporation (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on May 6, 2008)
10	.62.1	Second Extension Agreement, dated as of April 30, 2009, by and between DRI Corporation and Digital Audio Corporation (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on May 6, 2009)
10.63		General Pledging, dated June 16, 2009, by and between Handelsbanken and Mobitec AB (English translation) (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2009)
10.64		Contract A Supplementary Overdraft Facility for purposes other than personal consumption, dated June 16, 2009, by and between Handelsbanken and Mobitec AB (English translation) (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2009)
10	.64.1	Contract A Supplementary Overdraft Facility for purposes other than personal consumption, dated March 25, 2010, by and between Handelsbanken and Mobitec AB (English translation) (filed herewith)
10.65		Quota Purchase Agreement, dated as of July 22, 2009, by and among Mobitec AB, Mobitec Empreendimientos e Participações Ltda., Mobitec Brasil Ltda, Roberto Juventino Demore, Lorena Giusti Demore, and JADI Itinerários Eletrônicos Ltda (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2009) (confidential treatment requested for specific portions of this agreement)
10	.65.1	First Amendment to Quota Purchase Agreement, dated as of August 31, 2009, by and among Mobitec Empreendimientos e Participações Ltda., Roberto Juventino Demore, Lorena Giusti Demore, JADI Itinerários Eletrônicos Ltda, Mobitec AB and Mobitec Brasil Ltda. (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended September 30, 2009) (confidential treatment requested for specific portions of this agreement)
10.66		Promissory Note, dated July 22, 2009, by Mobitec Empreendimientos e Participações Ltda., as Maker, and Mobitec AB, as Guarantor, issued to Roberto Juventino Demore and Lorena Giusti Demore, in the principal amount of $1,000,000 (English translation) (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2009) (confidential treatment requested for specific portions of this agreement)

Exhibit
No.		Document

10	.66.1	Promissory Note, dated August 31, 2009, by Mobitec Empreendimientos e Participações Ltda., as Maker, issued to Roberto Juventino Demore in the principal amount of $1,000,000 (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended September 30, 2009) (confidential treatment requested for specific portions of this agreement)
10.67		Promissory Note, dated July 22, 2009, by Mobitec AB issued to Roberto Juventino Demore and Lorena Giusti Demore, in the principal amount of $1,950,000 (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2009) (confidential treatment requested for specific portions of this agreement)
10	.67.1	Promissory Note, dated August 31, 2009, by Mobitec AB, issued to Roberto Juventino Demore in the principal amount of $1,950,000 (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended September 30, 2009) (confidential treatment requested for specific portions of this agreement)
10.68		Form of Subscription Agreement, by and between DRI Corporation and holder of Series K Senior Convertible Preferred Stock of DRI Corporation (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on October 30, 2009)
10	.68.1	Form of Subscription Agreement by and between DRI Corporation and holder of Series K Senior Convertible Preferred Stock of DRI Corporation (filed herewith)
10.69		Form of Registration Rights Agreement by and between DRI Corporation and holder of Series K Senior Convertible Preferred Stock of DRI Corporation (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on October 30, 2009)
10	.69.1	Form of Registration Rights Agreement by and between DRI Corporation and holder of Series K Senior Convertible Preferred Stock of DRI Corporation (filed herewith)
21.1		Listing of Subsidiaries of the Company (filed herewith)
23.1		Consent of Grant Thornton LLP (filed herewith)
23.2		Consent of PricewaterhouseCoopers LLP (filed herewith)
31.1		Section 302 Certification of David L. Turney (filed herewith)
31.2		Section 302 Certification of Stephen P. Slay (filed herewith)
32.1		Section 906 Certification of David L. Turney (filed herewith)
32.2		Section 906 Certification of Stephen P. Slay (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRI CORPORATION

By:	/s/ DAVID L. TURNEY
David L. Turney
Chairman of the Board, Chief Executive
Officer and President (Principal Executive Officer)

Date: April 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID L. TURNEY David L. Turney	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	April 15, 2010

/s/ STEPHEN P. SLAY Stephen P. Slay	Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	April 15, 2010

/s/ HUELON ANDREW HARRISON Huelon Andrew Harrison	Director	April 15, 2010

/s/ JOHN D. HIGGINS John D. Higgins	Director	April 15, 2010

/s/ HELGA HOUSTON Helga Houston	Director	April 15, 2010

/s/ C. JAMES MEESE JR. C. James Meese Jr.	Director	April 15, 2010

/s/ STEPHANIE L. PINSON Stephanie L. Pinson	Director	April 15, 2010

/s/ JOHN K. PIROTTE John K. Pirotte	Director	April 15, 2010

/s/ JULIANN TENNEY Juliann Tenney	Director	April 15, 2010