Form 10-Q
period 2010-03-31
DRI CORP
filed 2010-05-14
CIK 853695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
     Indicate the number of shares outstanding of the registrant’s Common Stock as of April 30, 2010:

Common Stock, par value $.10 per share (Class of Common Stock)	11,804,620 Number of Shares

DRI CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
DRI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share amounts)

	March 31, 2010	December 31, 2009
	(Unaudited)	(Note 1)
ASSETS
Current Assets
Cash and cash equivalents	$1,847	$1,800
Trade accounts receivable, net	16,540	18,192
Current portion of note receivable	86	86
Stock subscription receivable	—	670
Other receivables	973	1,645
Inventories, net	13,792	13,042
Prepaids and other current assets	1,404	1,844
Deferred tax assets, net	307	250

Total current assets	34,949	37,529

Property and equipment, net	5,856	5,266
Long-term portion of note receivable	86	86
Goodwill	9,692	9,793
Intangible assets, net	693	728
Other assets	781	890

Total assets	$52,057	$54,292

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Lines of credit	$7,329	$7,200
Loans payable	380	463
Current portion of long-term debt	907	960
Current portion of foreign tax settlement	545	561
Accounts payable	9,497	10,099
Accrued expenses and other current liabilities	5,785	6,459
Preferred stock dividends payable	20	20

Total current liabilities	24,463	25,762

Long-term debt and capital leases, net	6,483	6,572

Foreign tax settlement, long-term	201	294

Deferred tax liabilities, net	292	338

Liability for uncertain tax positions	332	380

Commitments and contingencies (Notes 6 and 7)

Shareholders’ Equity and Noncontrolling Interests
Series K Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 500 shares authorized; 334 and 299 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively; redeemable at the discretion of the Company at any time	1,506	1,341
Series E Redeemable, Nonvoting, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 80 shares authorized; 80 shares issued and outstanding at March 31, 2010 and December 31, 2009; redeemable at the discretion of the Company at any time	337	337
Series G Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 725 shares authorized; 490 and 480 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively; redeemable at the discretion of the Company after five years from date of issuance	2,168	2,118
Series H Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 125 shares authorized; 70 and 69 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively; redeemable at the discretion of the Company after five years from date of issuance	302	297
Series AAA Redeemable, Nonvoting, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 166 shares authorized; 166 shares issued and outstanding at March 31, 2010 and December 31, 2009; redeemable at the discretion of the Company at any time	830	830
Common stock, $.10 par value, 25,000,000 shares authorized; 11,761,763 and 11,746,327 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	1,176	1,175
Additional paid-in capital	30,402	30,393
Accumulated other comprehensive income — foreign currency translation	1,871	1,976
Accumulated deficit	(19,163)	(18,276)

Total DRI shareholders’ equity	19,429	20,191
Noncontrolling interests	857	755

Total shareholders’ equity	20,286	20,946

Total liabilities and shareholders’ equity	$52,057	$54,292

See accompanying notes to unaudited consolidated financial statements.

DRI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 and 2009
(In thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Net sales	$22,129	$13,202
Cost of sales	16,805	9,516

Gross profit	5,324	3,686

Operating expenses
Selling, general and administrative	5,981	4,473
Research and development	108	79

Total operating expenses	6,089	4,552

Operating loss	(765)	(866)

Other expense	(1)	(6)
Foreign currency gain (loss)	89	(125)
Interest expense	(360)	(336)

Total other income and expense	(272)	(467)

Loss before income tax benefit	(1,037)	(1,333)

Income tax benefit	252	19

Net loss	(785)	(1,314)

Less: Net (income) loss attributable to noncontrolling interests, net of tax	(102)	241

Net loss attributable to DRI Corporation	(887)	(1,073)

Provision for preferred stock dividends	(108)	(76)

Net loss applicable to common shareholders of DRI Corporation	$(995)	$(1,149)

Net loss per share applicable to common shareholders of DRI Corporation
Basic	$(0.08)	$(0.10)

Diluted	$(0.08)	$(0.10)

Weighted average number of common shares and common share equivalents outstanding
Basic	11,753,359	11,473,219

Diluted	11,753,359	11,473,219

See accompanying notes to unaudited consolidated financial statements.

DRI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 and 2009
(In thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net loss	$(785)	$(1,314)
Adjustments to reconcile net loss to net cash provided by operating activities
Deferred income taxes	(103)	—
Change in liability for uncertain tax positions	(13)	(1)
Depreciation and amortization of property and equipment	313	212
Amortization of intangible assets	28	31
Amortization of deferred financing costs	137	109
Amortization of debt discount	27	28
Loan termination fee accrual	58	61
Bad debt expense	19	13
Stock issued in lieu of cash compensation	27	22
Stock-based compensation expense	91	77
Write-down of inventory for obsolescence	66	54
Loss on sale of fixed assets	2	11
Other, primarily effect of foreign currency gain	(139)	(85)
Changes in operating assets and liabilities
Decrease in trade accounts receivable	1,634	2,013
(Increase) decrease in other receivables	88	(43)
Increase in inventories	(911)	(736)
(Increase) decrease in prepaids and other current assets	721	(195)
Increase in other assets	(23)	(21)
Increase (decrease) in accounts payable	(455)	1,719
Decrease in accrued expenses	(268)	(461)
Decrease in foreign tax settlement	(83)	(63)

Net cash provided by operating activities	431	1,431

Cash flows from investing activities
Purchases of property and equipment	(242)	(64)
Investments in software development	(681)	(444)

Net cash used in investing activities	(923)	(508)

Cash flows from financing activities
Proceeds from bank borrowings and lines of credit	23,397	15,854
Principal payments on bank borrowings and lines of credit	(23,538)	(16,759)
Proceeds from issuance of Preferred stock, net of costs	721	—
Payment of loan amendment fees	(5)	—
Payment of dividends on Preferred stock	(53)	(26)

Net cash provided by (used in) financing activities	522	(931)

Effect of exchange rate changes on cash and cash equivalents	17	(13)

Net increase (decrease) in cash and cash equivalents	47	(21)

Cash and cash equivalents at beginning of period	1,800	598

Cash and cash equivalents at end of period	$1,847	$577

Supplemental disclosures of non-cash investing and financing activities:

Preferred stock issued for services	$120	$—

Preferred stock dividends	$55	$45

Increase in fair value of warrants due to modification	$—	$56

See accompanying notes to unaudited consolidated financial statements.

DRI CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     In this Quarterly Report on Form 10-Q, we will refer to DRI Corporation as “DRI,” “Company,” “we,” “us” and “our.” DRI was incorporated in 1983. DRI’s common stock, $.10 par value per share (the “Common Stock”), trades on the NASDAQ Capital Market™ under the symbol “TBUS.”
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
(1) BASIS OF PRESENTATION AND DISCLOSURE
     The Company’s unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments and information (consisting only of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods presented.
     The year-end balance sheet data was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 Annual Report”). The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full fiscal year.
     During the fourth quarter of fiscal year 2009, the Company elected to adopt the provisions of Accounting Standards Update (“ASU”) 2009-13 and ASU 2009-14 as of January 1, 2009 on a prospective basis for recognizing revenue on transactions involving multiple element arrangements. ASU 2009-13 amends Accounting Standards Codification (“ASC”) Topic 605-25 to require companies to allocate the overall consideration in multiple-element arrangements to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price, and to prohibit use of the residual method to allocate arrangement consideration among units of accounting. ASU 2009-14 amends ASC Topic 985-605 to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. Under ASU 2009-14, if a multiple element arrangement includes a tangible product with both essential and nonessential software components, the arrangement consideration should first be allocated to the software and nonsoftware components based on the relative selling price method under ASC Topic 605-25 as amended by ASU 2009-13. Amounts previously reported for the three months ended March 31, 2009 have been adjusted in the accompanying consolidated statement of operations to reflect the impact of the adoption of the provisions of ASU 2009-13 and ASU 2009-14 as of January 1, 2009.
Product Warranties
     The Company provides a limited warranty for its products, generally for a period of one to five years. The Company’s standard warranties require the Company to repair or replace defective products during such warranty periods at no cost to the customer. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product sales are recognized. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The following table summarizes product warranty activity during the three months ended March 31, 2010 and 2009.

	Three Months ended March 31,
	2010	2009
	(In thousands)
Balance at beginning of period	$805	$495
Additions charged to costs and expenses	8	—
Deductions	(32)	(86)
Foreign exchange translation gain	(13)	(14)

Balance at end of period	$768	$395

Recent Accounting Pronouncements
     For the three months ended March 31, 2010, there were no new accounting pronouncements issued that have had, or are expected to have, a material impact on our results of operations or financial condition.
Fair Value of Assets and Liabilities
     The Company does not engage in hedging activities and does not have any derivative instruments in place. The Company’s only non-financial asset measured on a recurring basis is goodwill. This non-financial asset is measured for impairment annually on the Company’s measurement date at the reporting unit level using Level 3 inputs. In fiscal year 2010, the Company’s annual measurement date for goodwill is December 31, 2010 and as such, no fair value measurements have been made during the three months ended March 31, 2010. No events have occurred that would indicate an impairment of goodwill.
Fair Value of Financial Instruments
     The fair value of a financial instrument is the amount at which the instrument could be exchanged between willing parties other than in a forced sale or liquidation. We believe the carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their estimated fair values at March 31, 2010 and December 31, 2009 due to their short maturities. We believe the carrying value of our lines of credit and loans payable approximate the estimated fair value for debt with similar terms, interest rates, and remaining maturities currently available to companies with similar credit ratings at March 31, 2010 and December 31, 2009. As of March 31, 2010, the carrying value and estimated fair value of our long-term debt were $7.1 million and $6.4 million, respectively. The estimate of fair value of our long-term debt is based on debt with similar terms, interest rates, and remaining maturities currently available to companies with similar credit ratings at each measurement date.
(2) GOODWILL AND OTHER INTANGIBLE ASSETS
     The decrease in goodwill from December 31, 2009 to March 31, 2010 of approximately $101,000 is due solely to foreign exchange rate fluctuation.
(3) INVENTORIES

	March 31,	December 31,
	2010	2009
	(In thousands)
Raw materials and system components	$9,640	$8,924
Work in process	16	35
Finished goods	4,136	4,083

Total inventories	$13,792	$13,042

(4) PROPERTY AND EQUIPMENT

	Estimated
	Depreciable	March 31,	December 31,
	Lives (years)	2010	2009
		(In thousands)
Leasehold improvements	3-10	$306	$306
Automobiles	4-6	393	387
Computer and telecommunications equipment	2-5	1,157	1,137
Software	5	7,151	7,163
Test equipment	3-7	149	144
Furniture and fixtures	2-10	2,502	2,331
Software projects in progress		1,862	1,245

		13,520	12,713
Less accumulated depreciation and amortization		7,664	7,447

Total property and equipment, net		$5,856	$5,266

(5) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	March 31,	December 31,
	2010	2009
	(In thousands)
Salaries, commissions, and benefits	$2,341	$2,024
Taxes — payroll, sales, income, and other	1,322	1,967
Warranties	768	805
Current portion of capital leases	15	15
Interest payable	107	166
Deferred revenue	362	557
Customer rebates and credits	227	404
Other	643	521

Total accrued expenses	$5,785	$6,459

(6) LINES OF CREDIT AND LOANS PAYABLE
     (a) Domestic line of credit and loan payable
     Our wholly-owned subsidiaries Digital Recorders, Inc. and TwinVision of North America, Inc. (collectively, the “Borrowers”) have in place a three-year, asset-based lending agreement (as amended, the “PNC Agreement”) with PNC Bank, National Association (“PNC”), which matures on June 30, 2011. DRI has agreed to guarantee the obligations of the Borrowers under the PNC Agreement. The PNC Agreement provides up to $8.0 million in borrowings under a revolving credit facility and is secured by substantially all tangible and intangible U.S. assets of the Company. Borrowing availability under the PNC Agreement is based upon an advance rate equal to 85% of eligible domestic accounts receivable of the Borrowers, plus 75% of eligible foreign accounts receivable of the Borrowers, limited to the lesser of $2.5 million in the aggregate or the aggregate amount of coverage under Acceptable Credit Insurance Policies (as defined in the PNC Agreement) that the Borrowers have with respect to eligible foreign receivables, as determined by PNC in its reasonable discretion, plus 85% of the appraised net orderly liquidation value of inventory of the Borrowers, limited to $750,000. The PNC Agreement provides for one of two possible interest rates on borrowings: (1) an interest rate based on the rate (the “Eurodollar Rate”) at which U.S. dollar deposits are offered by leading banks in the London interbank deposit market (a “Eurodollar Rate Loan”) or (2) interest at a rate (the “Domestic Rate”) based on either (a) the base commercial lending rate of PNC, or (b) the open rate for federal funds transactions among members of the Federal Reserve System, as determined by PNC (a “Domestic Rate Loan”). The actual annual interest rate for borrowings under the PNC Agreement is (a) the Eurodollar Rate plus 3.25% for a Eurodollar Rate Loan and (b) the Domestic Rate plus 1.75% for Domestic Rate Loans. Interest is calculated on the principal amount of borrowings outstanding, subject to a minimum principal amount of $3.5 million. The PNC Agreement contains certain covenants and provisions with which we and the Borrowers must comply on a quarterly basis. We were in compliance with all covenants of the PNC Agreement at March 31, 2010. If all outstanding obligations under the PNC Agreement are paid before the end of the three-year term, the Borrowers will be obligated to pay an early termination fee of up to $160,000, depending on the time the early termination occurs. At March 31, 2010, the outstanding principal balance on the revolving credit facility was approximately $3.2 million and remaining borrowing availability under the revolving credit facility was approximately $1.4 million.
     Pursuant to terms of a loan agreement (the “BHC Agreement”) with BHC Interim Funding III, L.P. (“BHC”), the Borrowers have outstanding a $4.8 million term loan (the “Term Loan”) that matures June 30, 2011. DRI agreed to guarantee the Borrowers’ obligations under the BHC Agreement. The Term Loan bears interest at an annual rate of 12.75% and is secured by substantially all tangible and intangible assets of the Company. Additionally, the Term Loan is secured by a pledge of all outstanding common stock of the Borrowers and Robinson Turney International, Inc., a wholly-owned subsidiary of DRI, and a pledge of 65% of the outstanding common stock of all our foreign subsidiaries other than Mobitec Pty Ltd., Castmaster Mobitec India Private Ltd., and Mobitec Far East Pte. Ltd. The BHC Agreement contains certain covenants and provisions with which we and the Borrowers must comply on a quarterly basis. We were in compliance with all covenants of the BHC Agreement at March 31, 2010. The Borrowers are subject to a termination fee which escalates over time to a maximum of $698,000. The amount of the termination fee due is dependent upon the date of repayment, if any, with the maximum amount of $698,000 due if the Term Loan is not paid until the maturity date. We are recording the maximum termination fee on the Term Loan ratably over the term of the BHC Agreement as interest expense. During the three months ended March 31, 2010 and 2009, we recorded approximately $58,000 and $61,000, respectively, of interest expense related to the Term Loan termination fee, all of which is included in long-term debt on the consolidated balance sheet.
b) International lines of credit and loans payable
     Mobitec AB, the Company’s wholly-owned Swedish subsidiary, has in place agreements with Svenska Handelsbanken AB (“Handelsbanken”) under which working capital credit facilities have been established. On March 25, 2010, Mobitec AB and Handelsbanken entered into amendments to these agreements to, among other things, until September 30, 2010, increase the borrowing capacity on the credit facilities by 3.5 million krona (approximately US$483,000, based on exchange rates as of March 31, 2010) to 27.5 million krona (approximately US$3.8 million, based on exchange rates as of March 31, 2010) and increase the annual interest rate on the credit facilities from Tomorrow Next Stockholm Interbank Offered Rate (“T/N STIBOR”) plus 3.65% to T/N STIBOR plus 3.80%. At March 31, 2010, borrowings due and outstanding under these credit facilities totaled 18.8 million krona

(approximately US$2.6 million, based on exchange rates at March 31, 2010) and are reflected as lines of credit in the accompanying consolidated balance sheet. Additional borrowing availability under these agreements at March 31, 2010, amounted to approximately US$1.2 million. These credit agreements renew annually on a calendar-year basis.
     At March 31, 2010, Mobitec AB had an outstanding principal balance of 1.5 million krona (approximately US$207,000, based on exchange rates at March 31, 2010) due on a term loan under a credit agreement with Handelsbanken (the “Mobitec Term Loan”). On March 25, 2010, Mobitec AB and Handelsbanken entered into an amendment to the Mobitec Term Loan to, among other things, extend the repayment date for the outstanding principal balance of 1.5 million krona from March 31, 2010 to September 30, 2010. The outstanding principal balance due on the Mobitec Term Loan is reflected as a loan payable in the accompanying consolidated balance sheet.
     At March 31, 2010, Mobitec AB had an outstanding principal balance of 3.0 million krona (approximately US$414,000, based on exchange rates at March 31, 2010) due on an additional term loan under a credit agreement with Handelsbanken (the “Mobitec Loan”) which matures March 31, 2012. The outstanding principal balance due on the Mobitec Loan is reflected as long-term debt in the accompanying consolidated balance sheet.
     Mobitec GmbH, the Company’s wholly-owned subsidiary in Germany, has a credit facility in place under an agreement with Handelsbanken to borrow up to a maximum of 1.4 million Euro (approximately US$1.9 million, based on exchange rates as of March 31, 2010) through April 30, 2010, on which date the borrowing capacity was reduced by 500,000 Euro to 912,000 Euro (approximately US$1.2 million, based on exchange rates as of March 31, 2010). At March 31, 2010, borrowings due and outstanding under this credit facility totaled 1.1 million Euro (approximately US$1.5 million, based on exchange rates at March 31, 2010) and are reflected as lines of credit in the accompanying consolidated balance sheet. Additional borrowing availability under this credit facility at March 31, 2010, amounted to approximately $400,000. The agreement under which this credit facility is extended has an open-ended term.
     At March 31, 2010, Mobitec Brazil Ltda has an outstanding borrowing from Banco Do Brasil S.A. of approximately 112,000 Brazilian Real (“BRL”) (approximately US$63,000, based on exchange rates at March 31, 2010). The borrowing is secured by accounts receivable on certain export sales by Mobitec Brazil Ltda, bears interest at an annual rate of 7.6%, and has a term of 180 days. This borrowing is included in loans payable on the accompanying consolidated balance sheet.
     At March 31, 2010, Mobitec Brazil Ltda had four loans payable to Banco Do Brasil S.A. with an aggregate outstanding principal balance of approximately 197,000 BRL (approximately US$110,000, based on exchange rates as of March 31, 2010). One loan has a principal balance of approximately 166,000 BRL (approximately US$93,000, based on exchange rates as of March 31, 2010), bears interest at an annual rate of 4.26% and matures on October 18, 2010. Three additional loans outstanding with an aggregate principal balance of approximately 31,000 BRL (approximately US$17,000, based on exchange rates as of March 31, 2010) all bear interest at an annual rate of 15.12% and have a maturity date of November 16, 2010. The aggregate outstanding principal balance due on these loans is included in loans payable in the accompanying consolidated balance sheet.
     At March 31, 2010, Mobitec Empreendimientos e Participações Ltda. (“Mobitec EP”) had an outstanding balance of approximately $1.8 million due on a promissory note entered into in connection with the July 1, 2009 acquisition of the remaining fifty percent (50%) of the issued and outstanding interests of Mobitec Brazil Ltda. The note is payable in twelve (12) successive fixed quarterly principal payments of $162,500 within thirty (30) days after the close of each calendar quarter (each such payment, an “Installment Payment”) with the last Installment Payment due within thirty (30) days after the close of the calendar quarter ending September 30, 2012. The unpaid principal balance of the note bears simple interest at a rate of five percent (5%) per annum, which is payable quarterly on each date on which an Installment Payment is due. Mobitec EP will have the right, at its discretion, with certain interest rate provisions applied, to not make up to two Installment Payments, provided such two Installment Payments are not consecutive (with such amounts to bear interest therefrom at a rate of nine percent (9%) per annum) and to defer such Installment Payments to the end date of the note. The outstanding principal balance due on this note is included in long-term debt on the accompanying consolidated balance sheet.
     At March 31, 2010, Castmaster Mobitec India Private Limited had two loans payable to HDFC Bank in India with an aggregate outstanding principal balance of approximately 6.7 million Indian rupees (“INR”) (approximately US$148,000, based on exchange rates as of March 31, 2010). One loan has a principal balance of approximately 5.7 million INR (approximately US$126,000, based on exchange rates as of March 31, 2010), bears interest at an annual rate of 8.0%, and matures on September 5, 2012. The second loan has a principal balance of approximately 1.0 million INR (approximately US$22,000, based on exchange rates as of March 31, 2010), bears interest at an annual rate of 9.51%, and matures on October 7, 2014. The outstanding principal balance due on these notes is included in long-term debt in the accompanying consolidated balance sheet.

     Domestic and international lines of credit consist of the following:

	March 31,	December 31,
	2010	2009
	(In thousands)
Line of credit with PNC Bank, National Association dated June 30, 2008; payable in full June 30, 2011; secured by all tangible and intangible U.S. assets of the Company; bears average interest rate of 5.00% and 5.00% in 2010 and 2009, respectively.	$3,196	$3,786

Line of credit with Svenska Handelsbanken AB; renews annually on a calendar-year basis; secured by certain assets of the Swedish subsidiary, Mobitec AB; bears average interest rate of 3.90% and 3.53% in 2010 and 2009, respectively.	848	—

Line of credit with Svenska Handelsbanken AB; renews annually on a calendar-year basis; secured by accounts receivable of the Swedish subsidiary, Mobitec AB; bears average interest rate of 4.25% and 4.83% in 2010 and 2009, respectively.	1,748	2,047

Line of credit with Svenska Handelsbanken AB dated June 23, 2004; open-ended term; secured by accounts receivable and inventory of the German subsidiary, Mobitec GmbH; bears average interest rate of 4.05% and 3.48% in 2010 and 2009, respectively.	1,537	1,367

Total lines of credit	$7,329	$7,200

(7) LONG-TERM DEBT

	March 31,	December 31,
	2010	2009
	(In thousands)
Term loan with BHC Interim Funding III, L.P., dated June 30, 2008; payable in full June 30, 2011; secured by substantially all tangible and intangible assets of the Company; bears interest rate of 12.75%	$4,750	$4,750

Term loan with Svenska Handelsbanken AB, dated June 30, 2008; payable in quarterly installments of $52,000; secured by accounts receivable and inventory of the Swedish subsidiary, Mobitec AB; bears average interest rate of 5.55% and 7.32% in 2010 and 2009, respectively	414	470

Term loan with Roberto Demore, dated August 31, 2009; payable in quarterly installments of $162,500; unsecured; bears interest rate of 5.0%	1,788	1,950

Term loan with HDFC Bank, dated October 5, 2009; payable in monthly installments of $4,461; bears interest rate of 8.0%	126	132

Term loan with HDFC Bank, dated November 14, 2009; payable in monthly installments of $481; bears interest rate of 9.51%	22	22

Total long-term debt	7,100	7,324
Term loan termination fee accrual	404	346
Less current portion	(907)	(960)
Less debt discount	(139)	(166)

	6,458	6,544
Long-term portion of capital leases	25	28

Total long-term debt and capital leases, less current portion	$6,483	$6,572

(8) PREFERRED STOCK
     On February 2, 2010, the Company’s board of directors adopted an amendment to DRI’s Amended and Restated Articles of Incorporation, as amended, pursuant to which authorized shares of preferred stock of the Company, par value $.10 per share, were designated as follows: 166 shares are designated as Series AAA Redeemable, Nonvoting Preferred Stock (“Series AAA Preferred”), 30,000 shares are designated as Series D Junior Participating Preferred Stock (“Series D Preferred”), 80 shares are designated as Series E Redeemable Nonvoting Convertible Preferred Stock (“Series E Preferred”), 725 shares are designated as Series G Redeemable Convertible Preferred Stock (“Series G Preferred”), 125 shares are designated as Series H Redeemable Convertible Preferred Stock (“Series H Preferred”), 500 shares are designated as Series K Senior Redeemable Convertible Preferred Stock (“Series K Preferred”), and 4,968,404 shares remain undesignated. As of March 31, 2010, we had outstanding 166 shares of Series AAA Preferred, 80 shares of Series E Preferred, 490 shares of Series G Preferred, 70 shares of Series H Preferred, and 334 shares of Series K Preferred. There are no shares of Series D Preferred outstanding.
(9) PER SHARE AMOUNTS
     The basic net loss per common share has been computed based upon the weighted average shares of Common Stock outstanding. Diluted net loss per common share has been computed based upon the weighted average shares of Common Stock outstanding and shares that would have been outstanding assuming the issuance of Common Stock for all potentially dilutive equities outstanding. The Company’s convertible preferred stock, options and warrants represent the only potentially dilutive equities outstanding.
     No recognition was given to potentially dilutive securities aggregating 4,844,794 and 4,249,408 shares as of March 31, 2010 and March 31, 2009, respectively. Due to the net loss applicable to common shareholders of DRI Corporation in both periods, such securities would have been anti-dilutive.

	Three months ended March 31,
	2010	2009
	(Unaudited)
Weighted average shares outstanding — Basic and Diluted	11,753,359	11,473,219

(10) SHAREHOLDERS’ EQUITY, COMPREHENSIVE INCOME (LOSS) AND NONCONTROLLING INTERESTS
     Set forth below is a reconciliation of shareholders’ equity attributable to the Company and total noncontrolling interests at the beginning and end of the three months ended March 31, 2010 and March 31, 2009 (in thousands).

	DRI Shareholders’ Equity
					Accumulated
			Additional	Accum-	Other	Total DRI		Total
	Preferred	Common	Paid-in	ulated	Comprehensive	Shareholders’	Noncontrolling	Shareholders’
	Stock	Stock	Capital	Deficit	Income (Loss)	Equity	Interests	Equity

Balance as of December 31, 2009	$4,923	$1,175	$30,393	$(18,276)	$1,976	$20,191	$755	$20,946

Issuance of common stock		1	26			27		27
Issuance of Series K Preferred Stock, net of issuance costs	165					165		165
Issuance of Series G Preferred Stock dividend	50					50		50
Issuance of Series H Preferred Stock dividend	5					5		5
Preferred stock dividends			(108)			(108)		(108)
Stock-based compensation expense			91			91		91
Comprehensive income (loss):
Net income (loss)				(887)		(887)	102	(785)
Translation adjustment					(105)	(105)		(105)

Balance as of March 31, 2010	$5,143	$1,176	$30,402	$(19,163)	$1,871	$19,429	$857	$20,286

	DRI Shareholders’ Equity
					Accumulated
			Additional	Accum-	Other	Total DRI		Total
	Preferred	Common	Paid-in	ulated	Comprehensive	Shareholders’	Noncontrolling	Shareholders’
	Stock	Stock	Capital	Deficit	Income (Loss)	Equity	Interests	Equity

Balance as of December 31, 2008	$3,765	$1,147	$32,706	$(20,398)	$512	$17,732	$852	$18,584

Cumulative effect of reclassification of warrants (ASC 815-40)			(333)	292		(41)		(41)

Balance as of January 1, 2009, as adjusted	$3,765	$1,147	$32,373	$(20,106)	$512	$17,691	$852	$18,543

Issuance of common stock		2	20			22		22
Issuance of Series G Preferred Stock dividend	40					40		40
Issuance of Series H Preferred Stock dividend	5					5		5
Preferred stock dividends			(76)			(76)		(76)
Stock-based compensation expense			77			77		77

Comprehensive loss:
Net loss				(1,073)		(1,073)	(241)	(1,314)
Translation adjustment					(1,004)	(1,004)		(1,004)

Balance as of March 31, 2009	$3,810	$1,149	$32,394	$(21,179)	$(492)	$15,682	$611	$16,293

COMPREHENSIVE INCOME (LOSS)

	March 31,
	2010	2009
	(In thousands)
Net loss	$(785)	$(1,314)

Other comprehensive loss, net of tax:
Foreign currency translation adjustment, net of tax	(105)	(1,004)

Total other comprehensive loss, net of tax	(105)	(1,004)

Comprehensive loss	(890)	(2,318)
Comprehensive income attributable to the noncontrolling interest	9	29

Comprehensive loss attributable to DRI Corporation	$(881)	$(2,289)

(11) SEGMENT AND GEOGRAPHIC INFORMATION
     DRI conducts its operations in one business segment. Accordingly, the accompanying consolidated statements of operations report the results of operations of that operating segment and no separate disclosure is provided herein. Geographic information is provided below. Long-lived assets include net property and equipment and other assets.

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
	(In thousands)
Net sales
North America	$7,058	$7,336
Europe	4,663	3,965
Asia-Pacific	8,014	927
Middle East	223	42
South America	2,171	932

	$22,129	$13,202

	March 31,
	2010	December 31,
	(Unaudited)	2009
	(In thousands)
Long-lived assets
North America	$3,868	$3,670
Europe	2,102	1,948
Asia-Pacific	339	313
South America	328	225

	$6,637	$6,156

(12) INCOME TAXES
     As a result of its net operating loss carryforwards, the Company has significant deferred tax assets. The Company reduces its deferred tax assets by a valuation allowance when, based on available evidence, it is more likely than not that a significant portion of the deferred tax assets will not be realized. The Company’s total deferred tax assets as of March 31, 2010, are $9.4 million and its deferred tax valuation allowance is $8.1 million.
     As a result of intercompany sales that give rise to uncertain tax positions related to transfer pricing, during the three months ended March 31, 2010, the Company recorded a decrease to its liability for unrecognized tax benefits of approximately $16,000. These reductions, if recognized, would affect the effective tax rate. Changes in foreign currency exchange rates decreased the liability for unrecognized tax benefits by approximately $32,000 during the three months ended March 31, 2010.
     The Company’s effective tax benefit rate of 24.3% for the three months ended March 31, 2010 differs from the expected statutory tax benefit rate of 34% primarily due to nondeductible expenses partially offset by lower rates on earnings of foreign operations and a decrease in the valuation allowance on deferred tax assets.
(13) SUBSEQUENT EVENTS
     On April 19, 2010, the Company entered into a Third Payment Extension Agreement (the “Third Extension Agreement”) with Digital Audio Corporation (“DAC”) with respect to the promissory note issued on April 30, 2007 by DAC in the original principal amount of $344,000 (the “Promissory Note”). Pursuant to terms of the Third Extension Agreement, the third principal payment of

$86,000 due under the Promissory Note, which was originally scheduled for April 30, 2010, was extended until July 30, 2010. All other terms of the Promissory Note remained unchanged and in effect.
     On April 27, 2010, 15 shares of Series K Preferred with a liquidation value of $75,000 were converted into 42,857 shares of Common Stock. After this conversion, there are 319 shares of Series K Preferred outstanding.
     On May 11, 2010, Mobitec AB and Handelsbanken entered into an amendment to the agreement under which Mobitec AB’s working capital credit facilities have been established (see Note 6) to increase additional borrowing capacity on these credit facilities by 5.0 million krona (approximately $690,000 based on currency exchange rates in effect as of March 31, 2010) from 3,500,000 krona (approximately $483,000 based on currency exchange rates in effect as of March 31, 2010) to 8,500,000 krona (approximately $1.2 million based on currency exchange rates in effect as of March 31, 2010). This amendment increases total borrowing capacity on Mobitec AB’s working capital credit facilities to 32,500,000 krona (approximately $4.5 million, based on currency exchange rates in effect as of March 31, 2010) until October 31, 2010, on which date the borrowing capacity of such credit facilities will be reduced by 8,500,000 krona ($1.2 million, based on currency exchange rates in effect as of March 31, 2010).
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT ARE IN ITEM 1 OF THIS QUARTERLY REPORT AND WITH THE AUDITED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT ARE IN THE 2009 ANNUAL REPORT.
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
Critical Accounting Policies and Estimates
     Our critical accounting policies and estimates used in the preparation of the Consolidated Financial Statements presented in the 2009 Annual Report are listed and described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2009 Annual Report and include the following:
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
     The Company believes there were no significant changes during the three month period ended March 31, 2010 to the items disclosed as critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2009 Annual Report.
Recent Accounting Pronouncements
     For the three months ended March 31, 2010, there were no new accounting pronouncements issued that have had, or are expected to have a material impact on our results of operations or financial condition.
Results of Operations
     Management reviews a number of key indicators to evaluate the Company’s financial performance, including net sales, gross profit and selling, general and administrative expenses. The following table sets forth the percentage of our revenues represented by certain items included in our consolidated statements of operations:

	Three Months Ended March 31,
	2010	2009
Net sales	100.0%	100.0%
Cost of sales	75.9	72.1

Gross profit	24.1	27.9

Operating expenses:
Selling, general and administrative	27.0	33.9
Research and development	0.5	0.6

Total operating expenses	27.5	34.5

Operating loss	(3.4)	(6.6)
Other income and expense	(1.2)	(3.5)

Loss before income tax benefit	(4.6)	(10.1)
Income tax benefit	1.1	0.1

Net loss	(3.5)	(10.0)
Net (income) loss attributable to noncontrolling interests	(0.5)	1.8

Net loss attributable to DRI Corporation	(4.0)%	(8.2)%

COMPARISON OF OUR RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
     Net Sales and Gross Profit. Our net sales for the three months ended March 31, 2010, increased $8.9 million or 67.6%, from $13.2 million for the three months ended March 31, 2009, to $22.1 million for the three months ended March 31, 2010. The increase resulted from higher sales by our foreign subsidiaries of $9.1 million partially offset by lower U.S. domestic sales of $204,000.
     The increase in sales by our foreign subsidiaries resulted from increased sales in all markets served by our international operations. The most significant increases in sales were in the Asia-Pacific market, particularly in India, where fulfillment of significant orders received in fiscal year 2009 continued in the first quarter of 2010, and in the South America market, particularly in Brazil, as that market continues to recover from the economic issues experienced in the last half of 2008 into the first half of 2009, and in Colombia, where fulfillment of a significant order from an OEM was completed. The increase in international sales is inclusive of an increase due to foreign currency fluctuations for the quarter ended March 31, 2010 of approximately $1.9 million. DRI does not use currency hedging tools. Each of our foreign subsidiaries primarily conducts business in their respective functional currencies thereby reducing the impact of foreign currency transaction differences. If the U.S. dollar strengthens compared to the foreign currencies converted, it is possible the total sales reported in U.S. dollars could decline.
     The slight decrease in U.S. sales for the quarter ended March 31, 2010 as compared to the quarter ended March 31, 2009 is primarily attributable to the timing of order receipts from and delivery to our OEM and end-user customers. In particular, we reported decreased sales of engineered systems and related products and services, particularly those delivered under multiple element arrangements. Recognition of revenue under such arrangements is a function of the number and size of projects in progress at any point in time as well as a function of the timing of the elements (hardware, software, installation, and services) being delivered to the customer. In the first quarter of 2009, we had more deliverables on which we recognized revenue under multiple element arrangements when compared to the first quarter of 2010 and had larger projects in progress in the first quarter of 2009 when compared to the first quarter of 2010. We do not believe the decrease in U.S. sales in the first quarter of 2010 when compared to the first quarter of 2009 is a long-term indicator of sales opportunities for our U.S. operations.

     Our gross profit for the three months ended March 31, 2010 of $5.3 million increased $1.6 million, or 44.4%, from $3.7 million for the three months ended March 31, 2009. The increase in gross profit was attributed to an increase in foreign gross profits of $1.4 million and an increase in U.S. domestic gross profits of $184,000. As a percentage of sales, our gross profit was 24.1% of our net sales for the three months ended March 31, 2010 as compared to 27.9% for the three months ended March 31, 2009.
     The U.S. gross profit as a percentage of sales for the three months ended March 31, 2010 was 30.0% as compared to 26.5% for the three months ended March 31, 2009. The increase in gross profit as a percentage of sales is primarily due to (1) a reduction of material costs on certain engineered system products achieved through a change in suppliers, (2) price increases to certain customers, (3) a reduction in the amount of adjustment to the inventory obsolescence reserve which is recorded as cost of sales, and (4) a change in product mix whereby we sold more higher margin product in the first quarter of 2010 when compared to the first quarter of 2009. These increases to gross profit as a percentage of sales were partially offset by (1) increased sustained engineering work performed on engineered system products recently introduced into the market and (2) increased freight costs for purchased materials.
     The international gross profit as a percentage of sales for the three months ended March 31, 2010 was 21.4% as compared to 29.6% for the three months ended March 31, 2009. As discussed herein, the substantial increase in sales by our international operations occurred primarily as a result of sales in India and in the South America market. However, these markets generally produce lower gross profit than other markets we serve. The India market, where the largest sales increase in the first quarter of 2010 occurred, has become one of the most competitive markets our international operations serve. While we have been able to increase sales in India, due to the strong competition, our pricing for products we sell in that market is significantly lower than in most of the other markets we serve. As a result, our gross profit on sales in the India market is significantly lower than the gross profit we typically realize on such product sales in other markets. With such a large amount of the international sales increase in the first quarter of 2010 coming from sales in India, our gross profit as a percentage of sales has seen a significant reduction when compared to the first quarter of 2009.
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
     Selling, General and Administrative. Our selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2010, of $6.0 million, increased $1.5 million, or 33.7%, from $4.5 million for the three months ended March 31, 2009. This increase includes an increase in SG&A expenses due to foreign currency exchange fluctuation of approximately $443,000. Exclusive of the increase due to foreign currency exchange fluctuations, SG&A expenses have increased primarily due to (1) increased personnel-related expenses of approximately $309,000 resulting from an increase in personnel as well as salary and wage increases for current employees throughout the last three quarters of 2009 and the first quarter of 2010, (2) increased audit, accounting and tax fees of approximately $205,000 resulting primarily from additional services required to be provided by our independent auditors during the 2009 year-end financial statement audit, (3) increased travel expenses of approximately $67,000 and increased promotion and marketing expenses of approximately $290,000 as the Company continues to market and grow the business on a global basis, and (4) increased legal fees of approximately $67,000 incurred for reviews of the Company’s public filings and general corporate matters.
     Research and Development. Our research and development expenses of $108,000 for the three months ended March 31, 2010, represented an increase of $29,000, or 36.7%, from $79,000 for the three months ended March 31, 2009. This category of expense includes internal engineering personnel and outside engineering expense for software and hardware development, sustaining product engineering, and new product development. During the three months ended March 31, 2010, salaries and related costs of certain engineering personnel who were used in the development of software met the capitalization criteria of ASC Topic 985-20, “Costs of Computer Software to be Sold, Leased, or Marketed.” The total amount of personnel and other expense capitalized in the three months ended March 31, 2010, of $681,000, increased $237,000, from $444,000 for the three months ended March 31, 2009. In aggregate, research and development expenditures for the three months ended March 31, 2010 were $789,000 as compared to $523,000 for the three months ended March 31, 2009.
     Operating Loss. The net change in our operating loss for the three months ended March 31, 2010, was a decrease of $101,000 from a net operating loss of $866,000 for the three months ended March 31, 2009, to a net operating loss of $765,000 for the three months ended March 31, 2010. The decrease in operating loss is due to increased sales and gross profit partially offset by increased SG&A expenses and increased research and development expenses as previously described.
     Other Expense, Foreign Currency Gain (Loss), and Interest Expense. Other income and expense increased $195,000 from ($467,000) for the three months ended March 31, 2009 to ($272,000) for the three months ended March 31, 2010, due to a decrease of $5,000 in other expense, an increase of $214,000 in foreign currency gain, and an increase of $24,000 in interest expense. In the first quarter of 2010 as compared to the first quarter of 2009, interest expense increased primarily as a result of higher interest rates on foreign debt and higher overall debt balances on our domestic and foreign debt.

     Income Tax Benefit. Net income tax benefit was $252,000 for the three months ended March 31, 2010, compared to net income tax benefit of $19,000 for the three months ended March 31, 2009. The income tax expense or benefit reported for interim periods is based on our projected annual effective tax rate for the fiscal year and also includes expense or benefit recorded to the provision for uncertain tax positions in foreign jurisdictions. Our projected annual effective tax rate is sensitive to variations in the estimated and actual level of annual pre-tax income, variations in the tax jurisdictions in which the pre-tax income is recognized, and various discrete income tax expenses that may need to be recorded from time to time. As these variations occur, the effective tax rate and the resulting income tax expense recorded can vary significantly from period to period. The Company’s income tax expense for the three months ended March 31, 2010 and March 31, 2009 is primarily driven by income taxes in foreign tax jurisdictions. The Company’s effective tax benefit rate of 24.3% for the three months ended March 31, 2010 differs from the expected statutory tax benefit rate of 34% primarily due to nondeductible expenses partially offset by lower rates on earnings of foreign operations and a decrease in the valuation allowance on deferred tax assets. The Company’s effective tax benefit rate of 1.5% for the three months ended March 31, 2009 differs from the expected statutory tax benefit rate of 34% primarily due to an increase to the valuation allowance on deferred tax assets and higher rates on income of foreign operations.
     Net Loss Applicable to Common Shareholders. The net change in net loss applicable to common shareholders for the three months ended March 31, 2010, was a decrease of $154,000 from net loss of $1.1 million for the three months ended March 31, 2009, to net loss of $995,000 for the three months ended March 31, 2010.
Industry and Market Overview
     The Safe, Accountable, Flexible, Efficient, Transportation Equity Act — A Legacy for Users (“SAFETEA-LU”) was the primary program funding the U.S. public surface transit market at the federal level through federal fiscal year 2009. SAFETEA-LU promoted the development of modern, expanded, intermodal public transit systems nationwide and also designated a wide range of tools, services, and programs intended to increase the capacity of the nation’s mobility systems. SAFETEA-LU guaranteed a record level $52.6 billion in funding for public transportation through federal fiscal year 2009. Economic stimulus legislation under the American Recovery and Reinvestment Act of 2009 (the “ARRA”) included $8.4 billion reserved for U.S. public transportation infrastructure projects, of which approximately $6.9 billion was authorized for use in our core served U.S. market. The Company’s domestic subsidiaries initially saw an increase in customer requests for estimates, quotes and proposals as a direct result of the ARRA funding. However, the actual rate of conversion of those quotes and proposals into firm orders has been slower than expected. Additionally, we cannot determine with any certainty that certain projects would or would not have materialized in absence of the ARRA funding. However, we estimate that ARRA projects have led to new orders, delivered to a small extent in 2009, but deliverable mostly in 2010, totaling between $2.8 million and $5.5 million. Further, we expect additional order activity under the ARRA to materialize in 2010, which could bring the ultimate total business funded under that program to approximately $8 million. We believe the funding under SAFETEA-LU and the ARRA have in the recent past led to a favorable and increasing market for most of our products in the U.S. segment of our served market.
     Authorized federal funding under SAFETEA-LU expired at September 30, 2009. Continuation of the expiring legislation has been implemented under specific legislated extensions presently to December 31, 2010 and other legislative initiatives which have led to additional funding for the “Highway Trust Fund” have been implemented. The “Highway Trust Fund” is a source for a substantial portion of funding to transit projects in the Company’s served U.S. market.
     New authorizing legislation has been prepared by the U.S. House Committee on Transportation & Infrastructure, which has released its proposal for the next surface transportation authorization bill to replace SAFETEA-LU. The proposal, “A Blueprint for Investment and Reform,” recommends a $450 billion investment in surface transportation programs over a six-year period, including $99.8 billion for public transportation programs that, if enacted, would approximate a 90 percent increase over SAFETEA-LU funding levels. The bill recommends an additional $50 billion to create a national high speed rail network. Funding ways and means for the proposed legislation must still be addressed. There can be no assurance that new legislation will materialize and final passage of any form of new legislation is presently not expected to occur until sometime in 2011 or later. Extensions of the expired legislation are expected until ways and means to finance a new longer-term legislation can be determined. The Company’s senior management is involved in development of the new legislation and extensions of the expired legislation through active participation in the American Public Transportation Association (“APTA”) and continues to monitor the development of the new legislation and its potential impact on the Company’s future operating results. Currently, management believes that such legislative issues will have some depressing impact on the U.S. market in the last half of 2010. The Company’s efforts to mitigate such impact by advancing retrofit projects and certain international market opportunities are currently underway.
     Federal funding issues described herein do not impact the larger, international market we serve. Sales by our international subsidiaries increased by approximately 31% in 2009 as compared to the prior year and have increased by 117% in the first quarter of 2010 when compared to the same period of 2009 (after giving effect to changes in currency exchange rates) as we continued to seek opportunities to expand our presence internationally, both in current served markets and in new markets around the globe. We continue to believe that long-term market drivers for the global transit industry, which include traffic grid-lock, high fuel prices, environmental issues, economic issues and the need to provide safe and secure transportation systems, continue to suggest a favorable overall long term trend and environment for DRI, and we remain optimistic about the Company’s prospects in the global transit and transportation markets.
OUR LIQUIDITY AND CAPITAL RESOURCES
Cash Flows for the Three Months Ended March 31, 2010 and 2009
     Our operating activities provided net cash of $431,000 and $1.4 million for the three months ended March 31, 2010 and 2009, respectively. For the three months ended March 31, 2010, sources of cash from operations primarily resulted from a decrease in accounts receivable of $1.6 million due to lower sales in the first quarter of 2010 compared to sales in the previous quarter and higher customer receipts, a decrease in other receivables of $88,000, and a decrease in prepaids and other current assets of $721,000 due to a refund of advance payments to suppliers. Cash used in operating activities primarily resulted from a decrease in accrued expenses of $268,000 due to payment of income taxes and recognition of deferred revenue, an increase in inventories of $911,000 to meet the demands of our increased backlog, a decrease in accounts payable of $455,000 due to higher payments to suppliers, an increase in other assets of $23,000, and a decrease in the foreign tax settlement of $83,000. Non-cash expense items totaling $513,000 were primarily related to deferred income taxes, depreciation and amortization, stock-based compensation expense, loan termination fees, inventory obsolescence charges, and a gain on foreign currency translation.
     Our investing activities used cash of $923,000 and $508,000 for the three months ended March 31, 2010 and 2009, respectively. For the three months ended March 31, 2010 and 2009, the primary uses of cash were for expenditures relating to internally developed software and purchases of computer, test, and office equipment. We do not anticipate any significant change in expenditures for or sales of capital equipment in the near future.
     Our financing activities provided (used) net cash of $522,000 and ($931,000) for the three months ended March 31, 2010 and 2009, respectively. For the three months ended March 31, 2010, our primary sources of cash were from borrowings under new loan agreements and asset-based lending agreements for both our U.S. and our foreign subsidiaries as well as proceeds from the issuance of Series K Preferred stock. Our primary uses of cash for financing activities were payment of dividends and repayment of borrowings under the asset-based lending agreements.
Significant Financing Arrangements
     The Company’s primary source of liquidity and capital resources has been from financing activities. The Company has agreements with lenders under which revolving lines of credit have been established to support the working capital needs of our current operations. These lines of credit are as follows:
•	Our wholly-owned subsidiaries Digital Recorders, Inc. and TwinVision of North America, Inc. (collectively, the “Borrowers”) have in place a three-year, asset-based lending agreement (as amended, the “PNC Agreement”) with PNC Bank, National Association (“PNC”). DRI has agreed to guarantee the obligations of the Borrowers under the PNC Agreement. The PNC Agreement provides up to $8.0 million in borrowings under a revolving credit facility and is secured by substantially all tangible and intangible U.S. assets of the Company. Borrowing availability under the PNC Agreement is based upon an advance rate equal to 85% of eligible domestic accounts receivable of the Borrowers plus 75% of eligible foreign receivables of the Borrowers, limited to the lesser of $2.5 million or the amount of coverage under acceptable credit insurance policies of the Borrowers, as determined by PNC in its reasonable discretion, plus 85% of the appraised net orderly liquidation value of inventory of the Borrowers, limited to $750,000. The PNC Agreement provides for one of two possible interest rates on borrowings: (1) an interest rate based on the rate (the “Eurodollar Rate”) at which U.S. dollar deposits are offered by leading banks in the London interbank deposit market (a “Eurodollar Rate Loan”) or (2) interest at a rate (the “Domestic Rate”) based on either (a) the base commercial lending rate of PNC, or (b) the open rate for federal funds transactions among members of the Federal Reserve System, as determined by PNC (a “Domestic Rate Loan”). The actual annual interest rate for borrowings under the PNC Agreement is (a) the Eurodollar Rate plus 3.25% for a Eurodollar Rate Loan and (b) the Domestic Rate plus 1.75% for Domestic Rate Loans. Interest is calculated on the principal amount of borrowings outstanding, subject to a minimum principal amount of $3.5 million. The PNC Agreement contains certain covenants and provisions with which we and the Borrowers must comply on a quarterly basis. At March 31, 2010, the outstanding principal balance on the revolving credit facility was approximately $3.2 million and remaining borrowing availability under the revolving credit facility was approximately $1.4 million.

•	Mobitec AB has credit facilities in place under agreements with Svenska Handelsbanken AB (“Handelsbanken”) pursuant to which it may currently borrow up to a maximum of 32.5 million krona, or approximately US$4.5 million (based on exchange rates at March 31, 2010) through October 31, 2010, on which date, under terms of the credit agreements, the maximum borrowing capacity will be reduced by 8.5 million krona, or approximately US$1.2 million (based on exchange rates at March 31, 2010). At March 31, 2010, borrowings due and outstanding under these credit facilities totaled 18.8 million krona (approximately US$2.6 million, based on exchange rates at March 31, 2010). Additional borrowing availability under these agreements at March 31, 2010 amounted to approximately US$1.2 million. These credit agreements renew annually on a calendar-year basis.

•	Mobitec GmbH has a credit facility in place under an agreement with Handelsbanken pursuant to which it could borrow up to a maximum of 1.4 million Euro (approximately US$1.9 million, based on exchange rates as of March 31, 2010) through April 30, 2010, on which date the borrowing capacity was reduced by 500,000 Euro to 912,000 Euro (approximately US$1.2 million, based on exchange rates as of March 31, 2010). At March 31, 2010, borrowings due and outstanding under this credit facility totaled 1.1 million Euro (approximately US$1.5 million, based on exchange rates at March 31, 2010) and additional borrowing availability amounted to approximately US$400,000. During April 2010, Mobitec GmbH reduced the outstanding balance due under this credit facility to an amount below the 912,000 Euro maximum borrowing capacity as of April 30, 2010. The agreement under which this credit facility is extended has an open-ended term.
     The PNC Agreement and the BHC Agreement (as defined in Note 6 to the accompanying consolidated financial statements) contain certain covenants with which we and our subsidiaries must comply. As of March 31, 2010, we have complied with all covenants of the PNC Agreement and BHC Agreement. We believe we will be able to comply with the covenants of the PNC Agreement and the BHC Agreement in each remaining quarter of 2010, though we can give no assurance of such.
Management Conclusion
     Our liquidity is primarily measured by the borrowing availability on our domestic and international revolving lines of credit and is determined, at any point in time, by comparing our borrowing base (generally, eligible accounts receivable and inventory) to the balances of our outstanding lines of credit. Borrowing availability on our domestic and international lines of credit is driven by several factors, including the timing and amount of orders received from customers, the timing and amount of customer billings, the timing of collections on such billings, lead times and amounts of inventory purchases, and the timing of payments to vendors, primarily on payments to vendors from whom we purchase inventory. In addition to these factors, in the remaining reporting periods of fiscal year 2010, we expect revenue growth in our domestic and international markets, and increased production efforts to meet such growth, to impact the borrowing availability on our domestic and international lines of credit, which may require us to seek additional financing to support the working capital and capital expenditure needs of our operations during the remainder of fiscal year 2010. Historically, the Company has secured financing through lending agreements with banks and other lenders, including amending or extending existing lending agreements, and through offerings of its equity securities. If additional financing is required in fiscal year 2010, we believe we will be able to secure financing through one of these sources on commercially reasonable terms, though we can give no assurance of such.
Impact of Inflation
     We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2010 and 2009. However, there can be no assurance that future inflation would not have an adverse impact upon our future operating results and financial condition.
FORWARD-LOOKING STATEMENTS
     “Forward-looking” statements appear throughout this Quarterly Report. We have based these forward-looking statements on our current expectations and projections about future events. It is important to note our actual results could differ materially from those contemplated in our forward-looking statements as a result of various factors, including those described in Part I, Item 1A, “Risk Factors” in our 2009 Annual Report, Part II and Item 1A of this Quarterly Report, as well as all other cautionary language contained elsewhere in this Quarterly Report, most particularly in Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operation. In some cases, readers can identify forward-looking statements by the use of words such as “believe”, “anticipate”, “expect”, “opinion”, and similar expressions. Readers should be aware that the occurrence of the events described in these considerations and elsewhere in this Quarterly Report could have an adverse effect on the business, results of operations or financial condition of the entity affected.
     Forward-looking statements in this Quarterly Report include, without limitation, the following statements regarding:
•	our ability to meet our capital requirements;

•	our ability to meet and maintain our existing debt obligations, including obligations to make payments under such debt instruments;

•	our ability to comply with debt covenant requirements;

•	the sufficiency of our liquidity and capital resources to support current operations for the remainder of 2010;

•	expected revenue growth in our domestic and international operations and increased production efforts to meet such expected growth;

•	our ability to secure additional financing on commercially reasonable terms;

•	our future cash flow position;

•	recent legislative action affecting the transportation and/or security industry;

•	future legislative action affecting the transportation and/or security industry;

•	the impact of transit funding legislation and stimulus funding legislation on the market for our products;

•	the likelihood of passage of new transit funding legislation and when passage of such legislation might occur;

•	the impact of uncertainties in transit funding legislation on the markets we serve;

•	changes in federal or state funding for transportation and/or security-related funding;

•	our future outlook with respect to the domestic and international markets for our products; and

•	our opinion that increased funding for transit security establishes a positive trend.
     This list is only an example of the risks that may affect the forward-looking statements. If any of these risks or uncertainties materialize (or if they fail to materialize), or if the underlying assumptions are incorrect, then actual results may differ materially from those projected in the forward-looking statements.
     Additional factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, without limitation, those discussed elsewhere in this Quarterly Report and in the 2009 Annual Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our analysis, judgment, belief or expectation only as of the date of this Quarterly Report. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this Quarterly Report.
ITEM 4T. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of March 31, 2010, the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
     Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design of its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as of December 31, 2009. Management’s evaluation of the effectiveness of the Company’s internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of December 31, 2009 determined that the Company’s internal control over financial reporting was not effective as of that date due to the existence of the material weaknesses discussed below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
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
     The following material weaknesses were identified in our internal control over financial reporting as of December 31, 2009 and are still outstanding as of March 31, 2010.
     Material Weakness — Mobitec Brazil Ltda. In prior periods, we identified several deficiencies in the design and effectiveness of internal control over financial reporting at our Brazilian subsidiary, Mobitec Brazil Ltda (“Mobitec Brazil”) that, when considered in combination, indicated a material weakness. The control deficiencies identified resulted from inadequate implementation of formal policies and procedures and, where control processes had been implemented, inadequate documentation to provide evidence that such processes were operating effectively. Control deficiencies were identified in the following areas: inventory management, revenue recognition, accounts receivable, accounts payable, billing, order entry, purchasing, financial reporting, and information technology (“IT”). Although these control deficiencies had been identified, management believes it has performed adequate evaluation and analysis of financial information reported by Mobitec Brazil to provide reasonable assurance that no material misstatements entered the accompanying consolidated financial statements.

     Efforts to remediate the internal control deficiencies identified at Mobitec Brazil are still in process. Remediation efforts include the implementation of formal policies and procedures which will include the necessary level of documentation to ensure internal controls are designed and operating effectively at all times. Prior to mid-2009, remediation efforts were impeded as a consequence of the Company having less than complete ownership of Mobitec Brazil. Additionally, there was not a full-time employee at Mobitec Brazil who had experience in GAAP accounting or an understanding of implementing and managing effective internal control procedures. Effective July 1, 2009, we acquired the remaining 50% of Mobitec Brazil and, on that date, took full control of all operations of Mobitec Brazil. In August 2009 we hired a financial controller with experience in U.S. public companies and knowledge of requirements of the Sarbanes-Oxley Act of 2002. The hiring of the financial controller has bolstered our efforts to remediate the internal control deficiencies at Mobitec Brazil and we plan to complete remediation of the internal control deficiencies in 2010. Management is continuing to monitor the progress of the remediation efforts on an on-going basis through the engagement of a third-party consultant and through scheduled visits to our Mobitec Brazil location throughout 2010 as these remediation efforts continue. Further, while remediation efforts are in process and until such time as remediation is complete, management will continue to perform the evaluations and analyses we believe adequate to provide reasonable assurance there are no material misstatements of our financial statements.
     Material Weakness — Revenue Recognition. Management has determined that a material weakness in internal control related to revenue recognition identified in prior periods has not been remediated and still exists as of March 31, 2010. Management has determined that due to the complexity of interpreting the various provisions of the accounting rules that determine proper revenue recognition on multiple element arrangements entered into by the Company, we do not have the expertise within our current organization to adequately evaluate these arrangements and determine proper revenue recognition for such arrangements. As a result, the Company plans to engage a revenue recognition expert to assist the Company in reviewing all multiple element arrangements entered into by the Company and in evaluating such arrangements to determine proper accounting treatment for recognizing revenue under GAAP. Management has begun the process of identifying potential firms and individuals that possess the expertise we are seeking as part of our remediation efforts and plans to engage a revenue recognition expert in the second quarter of 2010. We believe the engagement of a revenue recognition expert in conjunction with the actions taken in prior periods, as described in the 2009 Annual Report, will result in remediation of the material weakness in internal control related to revenue recognition in 2010, though we can give no assurance of such.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The Company, in the normal course of its operations, is involved in legal actions incidental to the business. In management’s opinion, the ultimate resolution of these matters will not have a material adverse effect upon the current financial position of the Company or future results of operations.
ITEM 1A. RISK FACTORS
     The following risk factors supplement and/or update the risk factors the Company previously disclosed under Part I, Item 1A of the 2009 Annual Report, filed with the SEC on April 15, 2010.
     Risks Related to Indebtedness, Financial Condition and Results of Operations
     Our substantial debt could adversely affect our financial position, operations and ability to grow. As of March 31, 2010, we had total debt of approximately $15.1 million. Included in this debt is $7.3 million under our domestic and European revolving credit facilities, a $4.8 million term loan due on June 30, 2011, a $207,000 loan due on September 30, 2010, a $414,000 loan due on March 31, 2012, a $1.8 million loan due on October 30, 2012, a $126,000 loan due on September 5, 2012, a $22,000 loan due on October 7, 2014, a $93,000 loan due on October 18, 2010, a loan of $63,000 with a 180-day term, and three loans of aggregate $17,000 due on November 16, 2010. Our domestic revolving credit facility had an outstanding balance of $3.2 million as of March 31, 2010. Our European revolving credit facilities have outstanding balances of $2.6 million as of March 31, 2010 under agreements with a Swedish bank with expiration dates of December 31, 2010 and an outstanding balance of $1.5 million as of March 31, 2010 under an agreement with a German bank with an open-ended term. Our substantial indebtedness could have adverse consequences in the future, including without limitation:

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Pursuant to terms of an equity-based stock compensation plan approved by the Company’s shareholders, members of the Board of Directors and certain key executive managers of the Company may elect to be partially compensated in the form of Common Stock in lieu of cash compensation. Participation in the plan is available on a voluntary basis. The number of shares of Common Stock payable under this plan is determined by dividing the cash value of stock compensation by the higher of (1) the actual closing price on the last trading day of each month, or (2) the book value per share of the Company on the last day of each month. Fractional shares are rounded up to the next full share amount. During the three months ended March 31, 2010, the Company issued 15,436 shares of Common Stock to fifteen directors and key executive managers of the Company under this plan at an average price of $1.80 per share in lieu of approximately $27,850 in cash compensation. Section 16 reports filed with the SEC include the actual prices at which shares of Common Stock were issued to each such individual.
     The issuances set forth above were made pursuant to the private placement exemption available under Section 4(2) of the Securities Act of 1933, as amended, and the shares of Common Stock issued thereunder may not be offered or sold in the United States absent effective registration or an applicable exemption from registration requirements.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION
     On May 11, 2010, Mobitec AB entered into an amendment (the “Credit Amendment”) to certain of its existing credit agreements with Handelsbanken in order to amend Mobitec AB’s existing credit facility with Handelsbanken (the “Mobitec Credit Facility”). The Credit Amendment, among other things, (i) increases Mobitec AB’s borrowing capacity under the Mobitec Credit Facility by 5.0 million krona (approximately $667,000, based on currency exchange rates as of the date of the Credit Amendment), which is in addition to the 3.5 million krona (approximately $467,000, based on currency exchange rates as of the date of the Credit Amendment) additional borrowing capacity effected by amendments to the Mobitec Credit Facility on June 16, 2009 and March 25, 2010, to a new additional borrowing capacity of 8.5 million krona (approximately $1.1 million, based on currency exchange rates as of the date of the Credit Amendment) (the “New Additional Borrowing Capacity”), and (ii) extends the New Additional Borrowing Capacity from September 30, 2010 to October 31, 2010. At this time, we do not expect the Credit Amendment to cause a material change in our cost of capital or to have a material effect on earnings guidance previously issued.

ITEM 6. EXHIBITS
     The following documents are filed herewith or have been included as exhibits to previous filings with the SEC and are incorporated herein by this reference:

Exhibit No.	Document
10.1	Third Payment Extension Agreement, dated as of April 19, 2010, by and between DRI Corporation and Digital Audio Corporation (incorporated herein by reference to the Company’s current report on Form 8-K, filed with the SEC on April 23, 2010)

10.2	Contract A Supplementary Overdraft Facility for purposes other than personal consumption, dated May 11, 2010, by and between Mobitec AB and Svenska Handelsbanken AB (filed herewith)

31.1	Section 302 Certification of David L. Turney (filed herewith)

31.2	Section 302 Certification of Stephen P. Slay (filed herewith)

32.1	Section 906 Certification of David L. Turney (filed herewith)

32.2	Section 906 Certification of Stephen P. Slay (filed herewith)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRI CORPORATION

Signature:	/s/ Stephen P. Slay
By:	Stephen P. Slay
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	May 14, 2010