Form 10-Q
period 2010-06-30
DRI CORP
filed 2010-08-11
CIK 853695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
Commission File Number 000-28539
DRI CORPORATION
(Exact name of Registrant as specified in its Charter)

North Carolina	56-1362926
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Ide0ntification Number)
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
     Indicate the number of shares outstanding of the registrant’s Common Stock as of July 30, 2010:

Common Stock, par value $.10 per share	11,822,515
(Class of Common Stock)	Number of Shares

DRI CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
DRI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share amounts)

	June 30, 2010	December 31, 2009
	(Unaudited)	(Note 1)
ASSETS
Current Assets
Cash and cash equivalents	$1,125	$1,800
Trade accounts receivable, net	19,018	18,192
Current portion of note receivable	172	86
Stock subscription receivable	—	670
Other receivables	1,179	1,645
Inventories, net	15,182	13,042
Prepaids and other current assets	1,614	1,844
Deferred tax assets, net	416	250

Total current assets	38,706	37,529

Property and equipment, net	6,137	5,266
Long-term portion of note receivable	—	86
Goodwill	8,983	9,793
Intangible assets, net	622	728
Other assets	642	890

Total assets	$55,090	$54,292

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Lines of credit	$9,074	$7,200
Loans payable	520	463
Current portion of long-term debt	5,995	960
Current portion of foreign tax settlement	550	561
Accounts payable	10,555	10,099
Accrued expenses and other current liabilities	6,270	6,459
Preferred stock dividends payable	77	20

Total current liabilities	33,041	25,762

Long-term debt and capital leases, net	1,221	6,572

Foreign tax settlement, long-term	116	294

Deferred tax liabilities, net	263	338

Liability for uncertain tax positions	323	380

Commitments and contingencies (Notes 6 and 7)

Shareholders’ Equity and Noncontrolling Interests
Series K Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 500 shares authorized; 319 and 299 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively; redeemable at the discretion of the Company at any time.	1,439	1,341
Series E Redeemable, Nonvoting, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 80 shares authorized; 80 shares issued and outstanding at June 30, 2010 and December 31, 2009; redeemable at the discretion of the Company at any time.	337	337
Series G Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 725 shares authorized; 500 and 480 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively; redeemable at the discretion of the Company after five years from date of issuance.	2,218	2,118
Series H Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 125 shares authorized; 72 and 69 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively; redeemable at the discretion of the Company after five years from date of issuance.	312	297
Series AAA Redeemable, Nonvoting, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 166 shares authorized; 166 shares issued and outstanding at June 30, 2010 and December 31, 2009; redeemable at the discretion of the Company at any time.	830	830
Common stock, $.10 par value, 25,000,000 shares authorized; 11,822,515 and 11,746,327 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively.	1,182	1,175
Additional paid-in capital	30,471	30,393
Accumulated other comprehensive income — foreign currency translation	540	1,976
Accumulated deficit	(18,283)	(18,276)

Total DRI shareholders’ equity	19,046	20,191
Noncontrolling interests	1,080	755

Total shareholders’ equity	20,126	20,946

Total liabilities and shareholders’ equity	$55,090	$54,292

See accompanying notes to unaudited consolidated financial statements.

DRI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(In thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net sales	$25,559	$21,514	$47,688	$34,716
Cost of sales	17,789	14,844	34,594	24,360

Gross profit	7,770	6,670	13,094	10,356

Operating expenses
Selling, general and administrative	5,834	5,155	11,815	9,628
Research and development	158	189	266	268

Total operating expenses	5,992	5,344	12,081	9,896

Operating income	1,778	1,326	1,013	460

Other income (expense)	15	(106)	14	(112)
Foreign currency gain	55	149	144	24
Interest expense	(362)	(365)	(722)	(701)

Total other income and expense	(292)	(322)	(564)	(789)

Income (loss) before income tax (expense) benefit	1,486	1,004	449	(329)

Income tax (expense) benefit	(383)	19	(131)	38

Net income (loss)	1,103	1,023	318	(291)

Less: Net (income) loss attributable to noncontrolling interests, net of tax	(223)	130	(325)	371

Net income (loss) attributable to DRI Corporation	880	1,153	(7)	80

Provision for preferred stock dividends	(117)	(78)	(225)	(154)

Net income (loss) applicable to common shareholders of DRI Corporation	$763	$1,075	$(232)	$(74)

Net income (loss) per share applicable to common shareholders of DRI Corporation
Basic	$0.06	$0.09	$(0.02)	$(0.01)

Diluted	$0.06	$0.09	$(0.02)	$(0.01)

Weighted average number of common shares and common share equivalents outstanding
Basic	11,797,095	11,498,254	11,775,348	11,485,806

Diluted	14,322,759	13,228,690	11,775,348	11,485,806

See accompanying notes to unaudited consolidated financial statements.

DRI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(In thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities
Net income (loss)	$318	$(291)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Deferred income taxes	(591)	62
Change in liability for uncertain tax positions	392	(1)
Depreciation and amortization of property and equipment	634	475
Amortization of intangible assets	54	59
Amortization of deferred financing costs	277	225
Amortization of debt discount	55	55
Change in fair value of warrant liability	—	110
Loan termination fee accrual	117	123
Bad debt expense	22	83
Stock issued in lieu of cash compensation	59	47
Stock-based compensation expense	184	172
Write-down of inventory for obsolescence	89	102
Loss on sale of fixed assets	2	13
Other, primarily effect of foreign currency gain	(244)	(76)
Changes in operating assets and liabilities
Increase in trade accounts receivable	(1,544)	(5,306)
(Increase) decrease in other receivables	3	(227)
Increase in inventories	(2,764)	(1,444)
(Increase) decrease in prepaids and other current assets	460	(317)
Increase in other assets	(24)	(21)
Increase in accounts payable	961	5,338
Increase in accrued expenses	299	21
Decrease in foreign tax settlement	(163)	(134)

Net cash used in operating activities	(1,404)	(932)

Cash flows from investing activities
Purchases of property and equipment	(449)	(74)
Investments in software development	(1,244)	(912)

Net cash used in investing activities	(1,693)	(986)

Cash flows from financing activities
Proceeds from bank borrowings and lines of credit	51,477	36,584
Principal payments on bank borrowings and lines of credit	(49,667)	(34,823)
Proceeds from issuance of Preferred stock, net of costs	716	—
Payment of loan amendment fees	(5)	—
Payment of dividends on Preferred stock	(53)	(52)

Net cash provided by financing activities	2,468	1,709

Effect of exchange rate changes on cash and cash equivalents	(46)	25

Net decrease in cash and cash equivalents	(675)	(184)

Cash and cash equivalents at beginning of period	1,800	598

Cash and cash equivalents at end of period	$1,125	$414

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Supplemental disclosures of non-cash investing and financing activities:

Preferred stock issued for services	$120	$—

Preferred stock dividends	$115	$100

Purchase of equipment under capital lease obligation	$—	$27

Increase in fair value of warrants due to modification	$—	$56

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
     The year-end balance sheet data was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 Annual Report”). The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full fiscal year.
     During the fourth quarter of fiscal year 2009, the Company elected to adopt the provisions of Accounting Standards Update (“ASU”) 2009-13 and ASU 2009-14 as of January 1, 2009 on a prospective basis for recognizing revenue on transactions involving multiple element arrangements. ASU 2009-13 amends ASC Topic 605-25 to require companies to allocate the overall consideration in multiple-element arrangements to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price, and to prohibit use of the residual method to allocate arrangement consideration among units of accounting. ASU 2009-14 amends ASC Topic 985-605 to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. Under ASU 2009-14, if a multiple element arrangement includes a tangible product with both essential and nonessential software components, the arrangement consideration should first be allocated to the software and nonsoftware components based on the relative selling price method under ASC Topic 605-25 as amended by ASU 2009-13. Amounts previously reported for the three and six months ended June 30, 2009 have been adjusted in the accompanying consolidated statements of operations to reflect the impact of the adoption of the provisions of ASU 2009-13 and ASU 2009-14 as of January 1, 2009.
     There were no changes in significant accounting policies during the six months ended June 30, 2010.
Product Warranties
     The Company provides a limited warranty for its products, generally for a period of one to five years. The Company’s standard warranties require the Company to repair or replace defective products during such warranty periods at no cost to the customer. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product sales are recognized. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The following table summarizes product warranty activity during the six months ended June 30, 2010 and 2009.

	Six Months ended June 30,
	2010	2009
	(In thousands)
Balance at beginning of period	$805	$495
Additions charged to costs and expenses	238	117
Deductions	(96)	(141)
Foreign exchange translation loss	11	29

Balance at end of period	$958	$500

Recent Accounting Pronouncements
     For the six months ended June 30, 2010, there were no new accounting pronouncements issued that have had, or are expected to have, a material impact on our results of operations or financial condition.
Fair Value of Assets and Liabilities
     The Company does not engage in hedging activities and does not have any derivative instruments in place. The Company’s only non-financial asset measured on a recurring basis is goodwill. This non-financial asset is measured for impairment annually on the Company’s measurement date at the reporting unit level using Level 3 inputs. The Company’s annual measurement date for goodwill is December 31, 2010 and as such, no fair value measurements have been made during the six months ended June 30, 2010. No events have occurred that would indicate an impairment of goodwill.
Fair Value of Financial Instruments
     The fair value of a financial instrument is the amount at which the instrument could be exchanged between willing parties other than in a forced sale or liquidation. We believe the carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their estimated fair values at June 30, 2010 and December 31, 2009 due to their short maturities. We believe the carrying value of our lines of credit and loans payable approximate the estimated fair value for debt with similar terms, interest rates, and remaining maturities currently available to companies with similar credit ratings at June 30, 2010 and December 31, 2009. As of June 30, 2010, the carrying value and estimated fair value of our long-term debt were $6.8 million and $5.9 million, respectively. The estimate of fair value of our long-term debt is based on debt with similar terms, interest rates, and remaining maturities currently available to companies with similar credit ratings at each measurement date.
(2) GOODWILL AND OTHER INTANGIBLE ASSETS
     The decrease in goodwill from December 31, 2009 to June 30, 2010 of approximately $810,000 is due solely to foreign exchange rate fluctuation.
(3) INVENTORIES

	June 30,	December 31,
	2010	2009
	(In thousands)

Raw materials and system components	$10,765	$8,924
Work in process	16	35
Finished goods	4,401	4,083

Total inventories	$15,182	$13,042

(4) PROPERTY AND EQUIPMENT

	Estimated
	Depreciable	June 30,	December 31,
	Lives (years)	2010	2009
		(In thousands)
Leasehold improvements	3 - 10	$306	$306
Automobiles	4 - 6	399	387
Computer and telecommunications equipment	2 - 5	1,152	1,137
Software	5	6,826	7,163
Test equipment	3 - 7	175	144
Furniture and fixtures	2 - 10	2,532	2,331
Software projects in progress		2,401	1,245

		13,791	12,713
Less accumulated depreciation and amortization		(7,654)	(7,447)

Total property and equipment, net		$6,137	$5,266

(5) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	June 30,	December 31,
	2010	2009
	(In thousands)

Salaries, commissions, and benefits	$2,316	$2,024
Taxes — payroll, sales, income, and other	1,753	1,967
Warranties	958	805
Current portion of capital leases	14	15
Interest payable	116	166
Deferred revenue	515	557
Customer rebates and credits	259	404
Other	339	521

Total accrued expenses	$6,270	$6,459

(6) LINES OF CREDIT AND LOANS PAYABLE
     (a) Domestic line of credit and loan payable
     Our wholly-owned subsidiaries Digital Recorders, Inc. and TwinVision of North America, Inc. (collectively, the “Borrowers”) have in place a three-year, asset-based lending agreement (as amended, the “PNC Agreement”) with PNC Bank, National Association (“PNC”), which matures on June 30, 2011. DRI has agreed to guarantee the obligations of the Borrowers under the PNC Agreement. The PNC Agreement provides up to $8.0 million in borrowings under a revolving credit facility and is secured by substantially all tangible and intangible U.S. assets of the Company. Borrowing availability under the PNC Agreement is based upon an advance rate equal to 85% of eligible domestic accounts receivable of the Borrowers, plus 75% of eligible foreign accounts receivable of the Borrowers, limited to the lesser of $2.5 million in the aggregate or the aggregate amount of coverage under Acceptable Credit Insurance Policies (as defined in the PNC Agreement) that the Borrowers have with respect to eligible foreign receivables, as determined by PNC in its reasonable discretion, plus 85% of the appraised net orderly liquidation value of inventory of the Borrowers, limited to $750,000. The PNC Agreement provides for one of two possible interest rates on borrowings: (1) an interest rate based on the rate (the “Eurodollar Rate”) at which U.S. dollar deposits are offered by leading banks in the London interbank deposit market (a “Eurodollar Rate Loan”) or (2) interest at a rate (the “Domestic Rate”) based on either (a) the base commercial lending rate of PNC, or (b) the open rate for federal funds transactions among members of the Federal Reserve System, as determined by PNC (a “Domestic Rate Loan”). The actual annual interest rate for borrowings under the PNC Agreement is (a) the Eurodollar Rate plus 3.25% for a Eurodollar Rate Loan and (b) the Domestic Rate plus 1.75% for Domestic Rate Loans. Interest is calculated on the principal amount of borrowings outstanding, subject to a minimum principal amount of $3.5 million. The PNC Agreement contains certain covenants and provisions with which we and the Borrowers must comply on a quarterly basis. We were in compliance with all covenants of the PNC Agreement at June 30, 2010. If all outstanding obligations under the PNC Agreement are paid before the end of the three-year term, the Borrowers will be obligated to pay an early termination fee of up to $160,000, depending on the time the early termination occurs. At June 30, 2010, the outstanding principal balance on the revolving credit facility was approximately $4.1 million and remaining borrowing availability under the revolving credit facility was approximately $1.8 million.
     Pursuant to terms of a loan agreement (the “BHC Agreement”) with BHC Interim Funding III, L.P. (“BHC”), the Borrowers have outstanding a $4.8 million term loan (the “Term Loan”) that matures June 30, 2011 and which is included in current portion of long-term debt on the consolidated balance sheet. DRI agreed to guarantee the Borrowers’ obligations under the BHC Agreement. The Term Loan bears interest at an annual rate of 12.75% and is secured by substantially all tangible and intangible assets of the Company. Additionally, the Term Loan is secured by a pledge of all outstanding common stock of the Borrowers and Robinson Turney International, Inc., a wholly-owned subsidiary of DRI, and a pledge of 65% of the outstanding common stock of all our foreign subsidiaries other than Mobitec Pty Ltd., Castmaster Mobitec India Private Ltd., and Mobitec Far East Pte. Ltd. The BHC Agreement contains certain covenants and provisions with which we and the Borrowers must comply on a quarterly basis. We were in compliance with all covenants of the BHC Agreement at June 30, 2010. The Borrowers are subject to a termination fee which escalates over time to a maximum of $698,000. The amount of the termination fee due is dependent upon the date of repayment, if any, with the maximum amount of $698,000 due if the Term Loan is not paid until the maturity date. We are recording the maximum termination fee on the Term Loan ratably over the term of the BHC Agreement as interest expense. During the six months ended June 30, 2010 and 2009, we recorded approximately $117,000 and $123,000, respectively, of interest expense related to the Term Loan termination fee, all of which is included in current portion of long-term debt on the consolidated balance sheet.
     Management believes there is a possibility that the Company may not be in compliance with some of the covenants required to be maintained under terms of the PNC and BHC Agreements in the fourth quarter of 2010. Pursuant to terms of those agreements, a covenant violation is a breach of the loan agreement and the lender then has the right to demand immediate payment of all outstanding balances due under the agreement. Management has discussed this matter with both PNC and BHC and expects to request waivers or amendments, if necessary. Although management expects, based on past experience, both PNC and BHC to issue a waiver or amendment, we can provide no assurance of such.
b) International lines of credit and loans payable
     Mobitec AB, the Company’s wholly-owned Swedish subsidiary, has in place agreements with Svenska Handelsbanken AB (“Handelsbanken”) under which working capital credit facilities have been established. On March 25, 2010 and May 11, 2010, Mobitec AB and Handelsbanken entered into amendments to these agreements to, among other things, until October 31, 2010, increase the borrowing capacity on the credit facilities by 8.5 million krona (approximately US$1.1 million, based on exchange rates at June 30, 2010) to 32.5 million krona (approximately US$4.2 million, based on exchange rates at June 30, 2010) and increase the annual interest rate on the credit facilities from Tomorrow Next Stockholm Interbank Offered Rate (“T/N STIBOR”) plus 3.65% to T/N STIBOR plus 3.80%. At June 30, 2010, borrowings due and outstanding under these credit facilities totaled 32.5 million krona (approximately US$4.2 million, based on exchange rates at June 30, 2010) and are reflected as lines of credit in the accompanying consolidated balance sheet. Additional borrowing availability under these agreements at June 30, 2010, amounted to approximately US$4,000. These credit agreements renew annually on a calendar-year basis.
     At June 30, 2010, Mobitec AB had an outstanding principal balance of 1.5 million krona (approximately US$192,000, based on exchange rates at June 30, 2010) due on a term loan under a credit agreement with Handelsbanken (the “Mobitec Term Loan”). On March 25, 2010, Mobitec AB and Handelsbanken entered into an amendment to the Mobitec Term Loan to, among other things, extend the repayment date for the outstanding principal balance of 1.5 million krona from March 31, 2010 to September 30, 2010. The outstanding principal balance due on the Mobitec Term Loan is reflected as a loan payable in the accompanying consolidated balance sheet.
     At June 30, 2010, Mobitec AB had an outstanding principal balance of 2.6 million krona (approximately US$337,000, based on exchange rates at June 30, 2010) due on an additional term loan under a credit agreement with Handelsbanken (the “Mobitec Loan”) which matures March 31, 2012. The outstanding principal balance due on the Mobitec Loan is reflected as long-term debt in the accompanying consolidated balance sheet.
     Mobitec GmbH, the Company’s wholly-owned subsidiary in Germany, has a credit facility in place under an agreement with Handelsbanken pursuant to which a maximum of 1.4 million Euro (approximately US$1.7 million, based on exchange rates at June 30, 2010) could be borrowed through April 30, 2010, on which date the borrowing capacity was reduced by 500,000 Euro to 912,000 Euro (approximately US$1.1 million, based on exchange rates at June 30, 2010). At June 30, 2010, borrowings due and outstanding under this credit facility totaled 625,000 Euro (approximately US$764,000, based on exchange rates at June 30, 2010) and are reflected as lines of credit in the accompanying consolidated balance sheet. Additional borrowing availability under this credit facility at June 30, 2010, amounted to approximately $350,000. The agreement under which this credit facility is extended has an open-ended term.
     At June 30, 2010, Mobitec Brazil Ltda has outstanding borrowings from Banco do Brasil S.A. of approximately 400,000 Brazilian real (“BRL”) (approximately US$224,000, based on exchange rates at June 30, 2010). The borrowings are secured by accounts receivable on certain export sales by Mobitec Brazil Ltda, bear interest at annual rates ranging from 4.98% to 9.06%, and have terms of up to one year. These borrowings are included in loans payable on the accompanying consolidated balance sheet.
     At June 30, 2010, Mobitec Brazil Ltda had four loans payable to Banco do Brasil S.A. with an aggregate outstanding principal balance of approximately 187,000 BRL (approximately US$104,000, based on exchange rates at June 30, 2010). One loan has a principal balance of approximately 167,000 BRL (approximately US$93,000, based on exchange rates at June 30, 2010), bears interest at an annual rate of 4.83% and matures on October 18, 2010. Three additional loans outstanding with an aggregate principal balance of approximately 20,000 BRL (approximately US$11,000, based on exchange rates at June 30, 2010) all bear interest at an annual rate of 15.12% and have a maturity date of November 16, 2010. The aggregate outstanding principal balance due on these loans is included in loans payable in the accompanying consolidated balance sheet.
     At June 30, 2010, Mobitec Empreendimientos e Participações Ltda. (“Mobitec EP”) had an outstanding balance of approximately $1.6 million due on a promissory note entered into in connection with the July 1, 2009 acquisition of the remaining fifty percent (50%) of the issued and outstanding interests of Mobitec Brazil Ltda. The note is payable in twelve (12) successive fixed quarterly principal payments of $162,500 within thirty (30) days after the close of each calendar quarter (each such payment, an “Installment Payment”) with the last Installment Payment due within thirty (30) days after the close of the calendar quarter ending September 30, 2012. The unpaid principal balance of the note bears simple interest at a rate of five percent (5%) per annum, which is payable quarterly on each date on which an Installment Payment is due. Mobitec EP will have the right, at its discretion, with certain interest rate provisions applied, to not make up to two Installment Payments, provided such two Installment Payments are not consecutive (with such amounts to bear interest therefrom at a rate of nine percent (9%) per annum) and to defer such Installment Payments to the end date of the note. The outstanding principal balance due on this note is included in long-term debt on the accompanying consolidated balance sheet.
     At June 30, 2010, Castmaster Mobitec India Private Limited had two loans payable to HDFC Bank in India with an aggregate outstanding principal balance of approximately 6.1 million Indian rupees (“INR”) (approximately US$132,000, based on exchange rates at June 30, 2010). One loan has a principal balance of approximately 5.1 million INR (approximately US$111,000, based on exchange rates at June 30, 2010), bears interest at an annual rate of 8.0%, and matures on September 5, 2012. The second loan has a principal balance of approximately 986,000 INR (approximately US$21,000, based on exchange rates at June 30, 2010), bears interest at an annual rate of 9.51%, and matures on October 7, 2014. The outstanding principal balance due on these notes is included in long-term debt in the accompanying consolidated balance sheet.
     Domestic and international lines of credit consist of the following:

	June 30,	December 31,
	2010	2009
	(In thousands)
Line of credit with PNC Bank, National Association dated June 30, 2008; payable in full June 30, 2011; secured by all tangible and intangible U.S. assets of the Company; bears average interest rate of 5.00% and 5.00% in 2010 and 2009, respectively.	$4,148	$3,786
Line of credit with Svenska Handelsbanken AB; renews annually on a calendar-year basis; secured by certain assets of the Swedish subsidiary, Mobitec AB; bears average interest rate of 4.05% and 3.53% in 2010 and 2009, respectively.	1,983	—
Line of credit with Svenska Handelsbanken AB; renews annually on a calendar-year basis; secured by accounts receivable of the Swedish subsidiary, Mobitec AB; bears average interest rate of 4.06% and 4.83% in 2010 and 2009, respectively.	2,179	2,047
Line of credit with Svenska Handelsbanken AB dated June 23, 2004; open-ended term; secured by accounts receivable and inventory of the German subsidiary, Mobitec GmbH; bears average interest rate of 5.00% and 3.48% in 2010 and 2009, respectively.	764	1,367

Total lines of credit	$9,074	$7,200

(7) LONG-TERM DEBT

	June 30,	December 31,
	2010	2009
	(In thousands)
Term loan with BHC Interim Funding III, L.P., dated June 30, 2008; payable in full June 30, 2011; secured by substantially all tangible and intangible assets of the Company; bears interest rate of 12.75%.	$4,750	$4,750
Term loan with Svenska Handelsbanken AB, dated June 30, 2008; payable in quarterly installments of $48,000; secured by accounts receivable and inventory of the Swedish subsidiary, Mobitec AB; bears average interest rate of 5.72% and 7.32% in 2010 and 2009, respectively.	337	470
Term loan with Roberto Demore, dated August 31, 2009; payable in quarterly installments of $162,500; unsecured; bears interest rate of 5.0%.	1,625	1,950
Term loan with HDFC Bank, dated October 5, 2009; payable in monthly installments of $4,488, inclusive of interest at 8.0%.	111	132
Term loan with HDFC Bank, dated November 14, 2009; payable in monthly installments of $484, inclusive of interest at 9.51%.	21	22

Total long-term debt	6,844	7,324
Term loan termination fee accrual	463	346
Less current portion	(5,995)	(960)
Less debt discount	(111)	(166)

	1,201	6,544
Long-term portion of capital leases	20	28

Total long-term debt and capital leases, less current portion	$1,221	$6,572

(8) PREFERRED STOCK
     On February 2, 2010, the Company’s board of directors adopted an amendment to DRI’s Amended and Restated Articles of Incorporation, as amended, pursuant to which authorized shares of preferred stock of the Company, par value $.10 per share, were designated as follows: 166 shares are designated as Series AAA Redeemable, Nonvoting Preferred Stock (“Series AAA Preferred”), 30,000 shares are designated as Series D Junior Participating Preferred Stock (“Series D Preferred”), 80 shares are designated as Series E Redeemable Nonvoting Convertible Preferred Stock (“Series E Preferred”), 725 shares are designated as Series G Redeemable Convertible Preferred Stock (“Series G Preferred”), 125 shares are designated as Series H Redeemable Convertible Preferred Stock (“Series H Preferred”), 500 shares are designated as Series K Senior Redeemable Convertible Preferred Stock (“Series K Preferred”), and 4,968,404 shares remain undesignated. As of June 30, 2010, we had outstanding 166 shares of Series AAA Preferred, 80 shares of Series E Preferred, 500 shares of Series G Preferred, 72 shares of Series H Preferred, and 319 shares of Series K Preferred. There are no shares of Series D Preferred outstanding.
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

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(Unaudited)
	(In thousands, except share amounts)
Net income (loss) applicable to common shareholders of DRI Corporation	$763	$1,075	(232)	$(74)
Effect of dilutive securities on net income (loss) of DRI Corporation:
Convertible preferred stock	106	78	—	—

Net income (loss) applicable to common shareholders of DRI Corporation, assuming conversions	$869	$1,153	(232)	$(74)

Weighted average shares outstanding — Basic	11,797,095	11,498,254	11,775,348	11,485,806
Effect of dilutive securities on shares outstanding:
Options	39,917	391	—	—
Warrants	123,971	42,785	—	—
Convertible preferred stock	2,361,776	1,687,260	—	—

Weighted average shares outstanding — Diluted	14,322,759	13,228,690	11,775,348	11,485,806

     The calculation of weighted average shares outstanding excludes 1,628,629 and 2,682,177 stock options and warrants for the three months ended June 30, 2010 and 2009, respectively, because these securities would not have been dilutive for these periods due to the fact that the exercise prices were greater than the average market price of our Common Stock for these periods or the total assumed proceeds under the treasury stock method resulted in negative incremental shares. No recognition was given to potentially dilutive securities aggregating 4,898,376 and 4,369,437 shares for the six months ended June 30, 2010 and June 30, 2009, respectively. Due to the net loss applicable to common shareholders of DRI Corporation in both periods, such securities would have been anti-dilutive.

(10) SHAREHOLDERS’ EQUITY, COMPREHENSIVE INCOME (LOSS) AND NONCONTROLLING INTERESTS
     Set forth below is a reconciliation of shareholders’ equity attributable to the Company and total noncontrolling interests at the beginning and end of the six months ended June 30, 2010 and June 30, 2009 (in thousands).

	DRI Shareholders’ Equity
					Accumulated
			Additional	Accum-	Other	Total DRI		Total
	Preferred	Common	Paid-in	ulated	Comprehensive	Shareholders’	Noncontrolling	Shareholders’
	Stock	Stock	Capital	Deficit	Income (Loss)	Equity	Interests	Equity

Balance as of December 31, 2009	$4,923	$1,175	$30,393	$(18,276)	$1,976	$20,191	$755	$20,946

Issuance of common stock		3	56			59		59
Issuance of Series K Preferred Stock, net of issuance costs	165					165		165
Issuance of Series G Preferred Stock dividend	100					100		100
Issuance of Series H Preferred Stock dividend	15					15		15
Conversion of Series K Preferred Stock, net of issuance costs	(67)	4	63
Preferred stock dividends			(225)			(225)		(225)
Stock-based compensation expense			184			184		184

Comprehensive income (loss):
Net income (loss)				(7)		(7)	325	318
Translation adjustment					(1,436)	(1,436)		(1,436)

Balance as of June 30, 2010	$5,136	$1,182	$30,471	$(18,283)	$540	$19,046	$1,080	$20,126

	DRI Shareholders’ Equity
					Accumulated
			Additional	Accum-	Other	Total DRI		Total
	Preferred	Common	Paid-in	ulated	Comprehensive	Shareholders’	Noncontrolling	Shareholders’
	Stock	Stock	Capital	Deficit	Income (Loss)	Equity	Interests	Equity

Balance as of December 31, 2008	$3,765	$1,147	$32,706	$(20,398)	$512	$17,732	$852	$18,584

Cumulative effect of reclassification of warrants (ASC 815-40)			(333)	292		(41)		(41)

Balance as of January 1, 2009, as adjusted	$3,765	$1,147	$32,373	$(20,106)	$512	$17,691	$852	$18,543

Issuance of common stock		4	42			46		46
Issuance of Series G Preferred Stock dividend	90					90		90
Issuance of Series H Preferred Stock dividend	10					10		10
Preferred stock dividends			(154)			(154)		(154)
Stock-based compensation expense			172			172		172

Comprehensive income (loss):
Net Income (loss)				80		80	(371)	(291)
Translation adjustment					337	337		337

Balance as of June 30, 2009	$3,865	$1,151	$32,433	$(20,026)	$849	$18,272	$481	$18,753

COMPREHENSIVE INCOME (LOSS)

	June 30,
	2010	2009
	(In thousands)
Net income (loss)	$318	$(291)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax	(1,436)	337

Total other comprehensive income (loss), net of tax	(1,436)	337

Comprehensive income (loss)	(1,118)	46
Comprehensive income attributable to the noncontrolling interest	79	16

Comprehensive income (loss) attributable to DRI Corporation	$(1,039)	$62

(11) SEGMENT AND GEOGRAPHIC INFORMATION
     DRI conducts its operations in one business segment. Accordingly, the accompanying consolidated statements of operations report the results of operations of that operating segment and no separate disclosure is provided herein. Geographic information is provided below. Long-lived assets include net property and equipment and other assets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
	(In thousands)		(In thousands)
Net sales
North America	$9,888	$8,654	$16,946	$15,990
Europe	6,900	9,302	11,563	13,267
Asia-Pacific	5,194	1,520	13,208	2,447
Middle East	136	58	359	100
South America	3,441	1,980	5,612	2,912

	$25,559	$21,514	$47,688	$34,716

	June 30,
	2010	December 31,
	(Unaudited)	2009
	(In thousands)
Long-lived assets
North America	$4,002	$3,670
Europe	2,098	1,948
Asia-Pacific	344	313
South America	335	225

	$6,779	$6,156

(12) INCOME TAXES
     As a result of its net operating loss carryforwards, the Company has significant deferred tax assets. The Company reduces its deferred tax assets by a valuation allowance when, based on available evidence, it is more likely than not that a significant portion of the deferred tax assets will not be realized. The Company’s total deferred tax assets as of June 30, 2010, are $9.2 million and its deferred tax valuation allowance is $7.7 million.
     As a result of intercompany sales that give rise to uncertain tax positions related to transfer pricing, during the six months ended June 30, 2010, the Company recorded an increase to its liability for unrecognized tax benefits of approximately $19,000. These increases, if recognized, would affect the effective tax rate. Changes in foreign currency exchange rates decreased the liability for unrecognized tax benefits by approximately $76,000 during the six months ended June 30, 2010.
     The income tax expense or benefit reported for interim periods is based on our projected annual effective tax rate for the fiscal year and also includes expense or benefit recorded to the provision for uncertain tax positions in foreign jurisdictions. Our projected annual effective tax rate is sensitive to variations in the estimated and actual level of annual pre-tax income, variations in the tax jurisdictions in which the pre-tax income is recognized, and various discrete income tax expenses that may need to be recorded from time to time. As these variations occur, the projected annual effective tax rate and the resulting income tax expense or benefit recorded in interim periods can vary significantly from period to period. Income tax (expense) benefit as a percentage of income (loss) before income taxes was approximately 29.2% and 11.6% for the six months ended June 30, 2010 and 2009, respectively. For the three months ended June 30, 2010 and 2009, income tax (expense) benefit as a percentage of income (loss) before income taxes was approximately 25.8% and (1.9%), respectively. The changes in the rates are primarily related to changes in the mix of income (loss) before income taxes between countries whose income taxes are offset by full valuation allowance and those that are not.
(13) SOFTWARE DEVELOPMENT
     Salaries and related costs of certain engineering personnel used in the development of software meet the capitalization criteria of ASC Topic 985-20, “Costs of Computer Software to be Sold, Leased, or Marketed.” The total amount of software development costs capitalized in the three and six months ended June 30, 2010 was $563,000 and $1.2 million, respectively.
(14) SUBSEQUENT EVENTS
     Pursuant to terms of the promissory note entered into in connection with the acquisition of the remaining fifty percent (50%) of the issued and outstanding interests of Mobitec Brazil Ltda (see Note 6), Mobitec EP elected to not make the Installment Payment of $162,500 that was due July 30, 2010. The missed Installment Payment will be deferred until the end date of the promissory note, which is thirty (30) days after the close of the calendar quarter ending September 30, 2012, and will bear interest at an annual rate of 9% beginning July 30, 2010.

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
     The Company believes there were no significant changes during the six month period ended June 30, 2010 to the items disclosed as critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2009 Annual Report.
Recent Accounting Pronouncements
     For the six months ended June 30, 2010, there were no new accounting pronouncements issued that have had, or are expected to have a material impact on our results of operations or financial condition.
Results of Operations
     Management reviews a number of key indicators to evaluate the Company’s financial performance, including net sales, gross profit and selling, general and administrative expenses. The following table sets forth the percentage of our revenues represented by certain items included in our consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.6	69.0	72.5	70.2

Gross profit	30.4	31.0	27.5	29.8

Operating expenses:
Selling, general and administrative	22.8	24.0	24.8	27.7
Research and development	0.6	0.9	0.6	0.8

Total operating expenses	23.4	24.9	25.4	28.5

Operating income	7.0	6.1	2.1	1.3

Total other income and expense	(1.1)	(1.5)	(1.2)	(2.3)

Income (loss) before income tax (expense) benefit	5.9	4.6	0.9	(1.0)
Income tax (expense) benefit	(1.5)	0.1	(0.3)	0.1

Net income (loss)	4.4	4.7	0.6	(0.9)
Net (income) loss attributable to noncontrolling interests	(0.9)	0.6	(0.7)	1.1

Net income (loss) attributable to DRI Corporation	3.5%	5.3%	(0.1)%	0.2%

COMPARISON OF OUR RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
     Net Sales and Gross Profit. Our net sales for the three months ended June 30, 2010, increased $4.1 million or 18.8%, from $21.5 million for the three months ended June 30, 2009, to $25.6 million for the three months ended June 30, 2010. The increase resulted from higher sales by our foreign subsidiaries of $4.1 million partially offset by lower U.S. domestic sales of $87,000.
     The increase in sales by our foreign subsidiaries resulted primarily from increased sales in the Asia-Pacific market, particularly in India, where fulfillment of significant orders received in prior periods continued in the second quarter of 2010, and in the South America market, particularly in Brazil, as that market has recovered from the economic issues that carried into the first half of 2009. The increase in sales in the Asia-Pacific and South America markets were partially offset by decreased sales in Europe, where fulfillment of large orders for end-users in Dubai in the second quarter of 2009 resulted in higher sales in the prior year. The increase in international sales is inclusive of an increase due to foreign currency fluctuations for the quarter ended June 30, 2010 of approximately $1.1 million. DRI does not use currency hedging tools. Each of our foreign subsidiaries primarily conducts business in their respective functional currencies thereby reducing the impact of foreign currency transaction differences. If the U.S. dollar strengthens compared to the foreign currencies converted, it is possible the total sales reported in U.S. dollars could decline.
     The slight decrease in U.S. sales for the quarter ended June 30, 2010 as compared to the quarter ended June 30, 2009 is primarily attributable to the timing of order receipts from and delivery to our OEM and end-user customers. We reported increased sales of engineered systems and related products and services in the second quarter of 2010 due primarily to fulfillment of a large order to an OEM. Conversely, we reported higher sales of electronic information display systems (“EIDS”) and related products in the prior year as a result of fulfillment of a large order to an OEM in the second quarter of 2009.
     Our gross profit for the three months ended June 30, 2010 of $7.8 million increased $1.1 million, or 16.5%, from $6.7 million for the three months ended June 30, 2009. The increase in gross profit was attributed to an increase in foreign gross profits of $702,000 and an increase in U.S. domestic gross profits of $399,000. As a percentage of sales, our gross profit was 30.4% of our net sales for the three months ended June 30, 2010 as compared to 31.0% for the three months ended June 30, 2009.
     The U.S. gross profit as a percentage of sales for the three months ended June 30, 2010 was 31.0% as compared to 26.6% for the three months ended June 30, 2009. The increase in gross profit as a percentage of sales is primarily due to (1) a reduction of material costs on certain engineered system products achieved through a change in suppliers, (2) price increases to certain customers, and (3) a change in product mix whereby we sold more higher margin product in the second quarter of 2010 when compared to the second quarter of 2009. Additionally, the aforementioned large EIDS order which increased sales in the second quarter of 2009 produced lower margins than typically realized on similar product sales and also contributed to reporting a higher gross profit percentage in the second quarter of 2010.
     The international gross profit as a percentage of sales for the three months ended June 30, 2010 was 30.0% as compared to 34.6% for the three months ended June 30, 2009. As discussed herein, the increase in sales by our international operations occurred primarily as a result of sales in India and in the South America market. The India market, where the largest sales increase in the second quarter of 2010 occurred, has become one of the most competitive markets our international operations serve. While we have been able to increase sales in India, due to the strong competition, our pricing for products we sell in that market is significantly lower than in most of the other markets we serve. As a result, our gross profit on sales in the India market is significantly lower than the gross profit we typically realize on such product sales in other markets. With such a large amount of the international sales increase in the second quarter of 2010 coming from sales in India, our gross profit as a percentage of sales has decreased when compared to the second quarter of 2009. The decrease in gross profit percentage in India was partially offset by higher margins in the South America market, particularly in Brazil, where economic conditions have allowed for increased pricing for certain of our products and strengthening of the Brazilian real against the U.S. Dollar resulted in lower material costs in the second quarter of 2010.

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
     Selling, General and Administrative. Our selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2010, of $5.8 million, increased $679,000, or 13.2%, from $5.2 million for the three months ended June 30, 2009. This increase includes an increase in SG&A expenses due to foreign currency exchange fluctuation of approximately $163,000. Exclusive of the increase due to foreign currency exchange fluctuations, SG&A expenses have increased primarily due to (1) increased personnel-related expenses of approximately $263,000 resulting from an increase in personnel as well as salary and wage increases for current employees throughout the last two quarters of 2009 and the first two quarters of 2010, (2) increased audit fees of approximately $117,000 resulting primarily from additional services required to be provided by our independent auditors during the 2009 year-end financial statement audit, (3) increased travel expenses of approximately $76,000, and (4) increased legal fees of approximately $49,000 incurred for reviews of the Company’s public filings and general corporate matters.
     Research and Development. Our research and development expenses of $158,000 for the three months ended June 30, 2010, represented a decrease of $31,000, or 16.4%, from $189,000 for the three months ended June 30, 2009. This category of expense includes internal engineering personnel and outside engineering expense for software and hardware development, sustaining product engineering, and new product development. During the three months ended June 30, 2010, salaries and related costs of certain engineering personnel who were used in the development of software met the capitalization criteria of ASC Topic 985-20, “Costs of Computer Software to be Sold, Leased, or Marketed.” The total amount of personnel and other expense capitalized in the three months ended June 30, 2010, of $563,000, increased $95,000, from $468,000 for the three months ended June 30, 2009. In aggregate, research and development expenditures for the three months ended June 30, 2010 were $721,000 as compared to $657,000 for the three months ended June 30, 2009.
     Operating Income. The net change in operating income for the three months ended June 30, 2010, was an increase of $452,000 from net operating income of $1.3 million for the three months ended June 30, 2009, to net operating income of $1.8 million for the three months ended June 30, 2010. The increase in operating income is due to increased sales and gross profit and decreased research and development expenses partially offset by increased SG&A expenses as previously described.
     Other Income and Expense. Other income and expense increased $30,000 from ($322,000) for the three months ended June 30, 2009 to ($292,000) for the three months ended June 30, 2010, due to a decrease of $121,000 in other expense, a decrease of $94,000 in foreign currency gain, and a decrease of $3,000 in interest expense. The decrease in other expense is primarily due to expense recorded in the second quarter of 2009 to reflect the increase in value of outstanding warrants that were classified as derivative instruments under a new accounting standard that went into effect in 2009. The warrant agreement pursuant to which these warrants had been issued was amended subsequent to the second quarter of 2009 such that the warrants were no longer classified as derivative instruments effective July 1, 2009.
     Income Tax Benefit (Expense). Net income tax expense was $383,000 for the three months ended June 30, 2010, compared to net income tax benefit of $19,000 for the three months ended June 30, 2009. The income tax expense or benefit reported for interim periods is based on our projected annual effective tax rate for the fiscal year and also includes expense or benefit recorded to the provision for uncertain tax positions in foreign jurisdictions. Our projected annual effective tax rate is sensitive to variations in the estimated and actual level of annual pre-tax income, variations in the tax jurisdictions in which the pre-tax income is recognized, and various discrete income tax expenses that may need to be recorded from time to time. As these variations occur, the projected annual effective tax rate and the resulting income tax expense or benefit recorded in interim periods can vary significantly from period to period. For the three months ended June 30, 2010 and 2009, income tax (expense) benefit as a percentage of income (loss) before income taxes was approximately 25.8% and (1.9%), respectively. The change in the rates is primarily related to changes in the mix of income (loss) before income taxes between countries whose income taxes are offset by full valuation allowance and those that are not.
     Net Income (Loss) Applicable to Common Shareholders. The net change in net income applicable to common shareholders for the three months ended June 30, 2010, was a decrease of $312,000 from net income of $1.1 million for the three months ended June 30, 2009, to net income of $763,000 for the three months ended June 30, 2010.
COMPARISON OF OUR RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
     Net Sales and Gross Profit. Our net sales for the six months ended June 30, 2010, increased $13.0 million or 37.4%, from $34.7 million for the six months ended June 30, 2009, to $47.7 million for the six months ended June 30, 2010. The increase resulted from higher sales by our foreign subsidiaries of $13.3 million partially offset by lower U.S. domestic sales of $291,000.

     The increase in sales by our foreign subsidiaries resulted primarily from increased sales in the Asia-Pacific market, particularly in India, where fulfillment of significant orders received in 2009 continued in the first six months of 2010, and in the South America market, particularly in Brazil and in Colombia, where fulfillment of a significant order from an OEM was completed. The increase in sales in the Asia-Pacific and South America markets were partially offset by decreased sales in Europe, where fulfillment of large orders for end-users in Dubai in the first six months of 2009 resulted in higher sales in the prior year. The increase in international sales is inclusive of an increase due to foreign currency fluctuations for the six months ended June 30, 2010 of approximately $3.0 million.
     The decrease in U.S. sales for the six months ended June 30, 2010 as compared to the quarter ended June 30, 2009 is primarily attributable to the timing of order receipts from and delivery to our OEM and end-user customers. We reported higher sales of electronic information display systems and related products in the prior year as a result of fulfillment of a large order to an OEM in the first six months of 2009. Partially offsetting the decrease in EIDS and related product sales were increased sales of engineered systems and related products and services in the first six months of 2010 due primarily to fulfillment of a large order to an OEM.
     Our gross profit for the six months ended June 30, 2010 of $13.1 million increased $2.7 million, or 26.4%, from $10.4 million for the six months ended June 30, 2009. The increase in gross profit was attributed to an increase in foreign gross profits of $2.2 million and an increase in U.S. domestic gross profits of $583,000. As a percentage of sales, our gross profit was 27.5% of our net sales for the six months ended June 30, 2010 as compared to 29.8% for the six months ended June 30, 2009.
     The U.S. gross profit as a percentage of sales for the six months ended June 30, 2010 was 30.6% as compared to 26.5% for the six months ended June 30, 2009. The increase in gross profit as a percentage of sales is primarily due to (1) a reduction of material costs on certain engineered system products achieved through a change in suppliers, (2) price increases to certain customers, and (3) a change in product mix whereby we sold more higher margin product in the first six months of 2010 when compared to the first six months of 2009.
     The international gross profit as a percentage of sales for the six months ended June 30, 2010 was 25.8% as compared to 32.9% for the six months ended June 30, 2009. As discussed herein, the substantial increase in sales by our international operations occurred primarily as a result of sales in India and in the South America market. The India market, where the largest sales increase in the first six months of 2010 occurred, has become one of the most competitive markets our international operations serve. While we have been able to increase sales in India, due to the strong competition, our pricing for products we sell in that market is significantly lower than in most of the other markets we serve. As a result, our gross profit on sales in the India market is significantly lower than the gross profit we typically realize on such product sales in other markets. With such a large amount of the international sales increase in the first six months of 2010 coming from sales in India, our gross profit as a percentage of sales has seen a significant reduction when compared to the first six months of 2009.
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
     Selling, General and Administrative. Our selling, general and administrative (“SG&A”) expenses for the six months ended June 30, 2010, of $11.8 million, increased $2.2 million, or 22.7%, from $9.6 million for the six months ended June 30, 2009. This increase includes an increase in SG&A expenses due to foreign currency exchange fluctuation of approximately $606,000. Exclusive of the increase due to foreign currency exchange fluctuations, SG&A expenses have increased primarily due to (1) increased personnel-related expenses of approximately $633,000 resulting from an increase in personnel as well as salary and wage increases for current employees throughout the last two quarters of 2009 and the first half of 2010, (2) increased audit, accounting and tax fees of approximately $236,000 resulting primarily from additional services required to be provided by our independent auditors during the 2009 year-end financial statement audit, (3) increased travel expenses of approximately $149,000 and increased promotion and marketing expenses of approximately $264,000 as the Company continues to market and grow the business on a global basis, (4) increased legal fees of approximately $116,000 incurred for reviews of the Company’s public filings and general corporate matters, (5) increased public company costs of $161,000 related to increased SEC filing costs, increased board of director fees, and investor relations expenses, and (6) increased consulting expenses of $150,000 primarily related to consultants engaged in 2010 to assist in development of an incentive compensation plan and consulting services provided by the former managing director of Mobitec Brazil Ltda.
     Research and Development. Our research and development expenses of $266,000 for the six months ended June 30, 2010, were essentially flat as compared to $268,000 for the six months ended June 30, 2009. This category of expense includes internal engineering personnel and outside engineering expense for software and hardware development, sustaining product engineering, and new product development. During the six months ended June 30, 2010, salaries and related costs of certain engineering personnel who were used in the development of software met the capitalization criteria of ASC Topic 985-20, “Costs of Computer Software to be Sold, Leased, or Marketed.” The total amount of personnel and other expense capitalized in the six months ended June 30, 2010, of $1.2 million, increased $332,000, from $912,000 for the six months ended June 30, 2009. In aggregate, research and development expenditures for the six months ended June 30, 2010 were $1.5 million as compared to $1.2 million for the six months ended June 30, 2009.
     Operating Income. The net change in our operating income for the six months ended June 30, 2010, was an increase of $553,000 from net operating income of $460,000 for the six months ended June 30, 2009, to net operating income of $1.0 million for the six months ended June 30, 2010. The increase in operating income is due to increased sales and gross profit partially offset by increased SG&A expenses as previously described.
     Other Income and Expense. Other income and expense increased $225,000 from ($789,000) for the six months ended June 30, 2009 to ($564,000) for the six months ended June 30, 2010, due to a decrease of $126,000 in other expense, an increase of $120,000 in foreign currency gain, and an increase of $21,000 in interest expense. The decrease in other expense is primarily due to expense recorded in the first six months of 2009 to reflect the increase in value of outstanding warrants that were classified as derivative instruments under a new accounting standard that went into effect in 2009. The warrant agreement pursuant to which these warrants had been issued was amended subsequent to the second quarter of 2009 such that the warrants were no longer classified as derivative instruments effective July 1, 2009.
     Income Tax Benefit. Net income tax expense was $131,000 for the six months ended June 30, 2010, compared to net income tax benefit of $38,000 for the six months ended June 30, 2009. The income tax expense or benefit reported for interim periods is based on our projected annual effective tax rate for the fiscal year and also includes expense or benefit recorded to the provision for uncertain tax positions in foreign jurisdictions. Our projected annual effective tax rate is sensitive to variations in the estimated and actual level of annual pre-tax income, variations in the tax jurisdictions in which the pre-tax income is recognized, and various discrete income tax expenses that may need to be recorded from time to time. As these variations occur, the projected annual effective tax rate and the resulting income tax expense or benefit recorded in interim periods can vary significantly from period to period. Income tax (expense) benefit as a percentage of income (loss) before income taxes was approximately 29.2% and 11.6% for the six months ended June 30, 2010 and 2009, respectively. The change in the rates is primarily related to changes in the mix of income (loss) before income taxes between countries whose income taxes are offset by full valuation allowance and those that are not.
     Net Income (Loss) Applicable to Common Shareholders. The net change in net loss applicable to common shareholders for the six months ended June 30, 2010, was a decrease of $158,000 from net loss of $74,000 for the six months ended June 30, 2009, to net loss of $232,000 for the six months ended June 30, 2010.
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
     New authorizing legislation has been prepared by the U.S. House Committee on Transportation & Infrastructure, which has released its proposal for the next surface transportation authorization bill to replace SAFETEA-LU. The proposal, “A Blueprint for Investment and Reform,” recommends a $450 billion investment in surface transportation programs over a six-year period, including $99.8 billion for public transportation programs that, if enacted, would approximate a 90 percent increase over SAFETEA-LU funding levels. The bill recommends an additional $50 billion to create a national high speed rail network. Funding ways and means for the proposed legislation must still be addressed. There can be no assurance that new legislation will materialize and final passage of any form of new legislation is presently not expected to occur until sometime in 2011 or later. Extensions of the expired legislation are expected until ways and means to finance a new longer-term legislation can be determined. However, the lack of passage of new, long-term legislation to fund the U.S. surface transportation market now appears to be having an adverse impact in our U.S. markets. The Company’s senior management is involved in development of the new legislation and extensions of the expired legislation through active participation in the American Public Transportation Association (“APTA”) and continues to monitor the development of the new legislation and its potential impact on the Company’s future operating results. Additionally, the U.S. economy has not fully recovered from the economic issues of the recent past and some indications of additional slow-down in the U.S. have recently appeared that could have an additional adverse impact on the U.S. market.
     Federal funding issues described herein do not impact the larger, international market we serve. Sales by our international subsidiaries increased by approximately 31% in 2009 as compared to the prior year and have increased by 57% in the first six months of 2010 when compared to the same period of 2009 (after giving effect to changes in currency exchange rates) as we continued to seek opportunities to expand our presence internationally, both in current served markets and in new markets around the globe. While we believe that long-term market drivers for the global transit industry, which include traffic grid-lock, high fuel prices, environmental issues, economic issues and the need to provide safe and secure transportation systems, continue to suggest a favorable overall long term trend and environment for DRI, it appears the well-publicized credit and economic issues experienced in other markets outside the U.S., especially in Europe, are starting to have an adverse impact on the Company’s expected revenue and earnings derived from those specific markets. Actions to mitigate this impact are being taken by the Company and we also note that a majority of the Company’s served international market continues to show strength, which we believe will also help mitigate the adverse impact of these economic issues.
OUR LIQUIDITY AND CAPITAL RESOURCES
Cash Flows for the Six Months Ended June 30, 2010 and 2009
     Our operating activities used net cash of $1.4 million and $932,000 for the six months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010, cash used in operating activities primarily resulted from an increase in trade accounts receivable of $1.5 million due to a significant increase in U.S. domestic sales in the second quarter, an increase in inventories of $2.8 million due primarily to international customer order cancellations, and a decrease in the foreign tax settlement of $163,000. The additional on-hand inventory which resulted from the order cancellations discussed herein includes component parts and sub-assemblies that can be sold to other customers at prices above cost and would not be considered excess or obsolete or require an adjustment from the current carrying value. Sources of cash from operations primarily resulted from net income of $318,000, a decrease in prepaids and other current assets of $460,000 due to a refund of advance payments to suppliers partially offset by higher excise tax credits, an increase in accounts payable of $961,000 due to timing of payments to suppliers in the second quarter, and an increase in accrued expenses of $299,000. Non-cash expense items totaling $1.0 million were primarily related to deferred income taxes, change in the liability for uncertain tax positions, depreciation and amortization, stock-based compensation expense, loan termination fees, inventory obsolescence charges, and a gain on foreign currency translation.
     Our investing activities used cash of $1.7 million and $986,000 for the six months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, the primary uses of cash were for expenditures relating to internally developed software and purchases of computer, test, and office equipment. We do not anticipate any significant change in expenditures for or sales of capital equipment in the near future.
     Our financing activities provided net cash of $2.5 million and $1.7 million for the six months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010, our primary sources of cash were from borrowings under loan agreements and asset-based lending agreements for both our U.S. and our foreign subsidiaries as well as proceeds from the issuance of Series K Preferred stock. Our primary uses of cash for financing activities were payment of dividends and repayment of borrowings under the asset-based lending agreements.
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

limited to the lesser of $2.5 million or the amount of coverage under acceptable credit insurance policies of the Borrowers, as determined by PNC in its reasonable discretion, plus 85% of the appraised net orderly liquidation value of inventory of the Borrowers, limited to $750,000. The PNC Agreement provides for one of two possible interest rates on borrowings: (1) an interest rate based on the rate (the “Eurodollar Rate”) at which U.S. dollar deposits are offered by leading banks in the London interbank deposit market (a “Eurodollar Rate Loan”) or (2) interest at a rate (the “Domestic Rate”) based on either (a) the base commercial lending rate of PNC, or (b) the open rate for federal funds transactions among members of the Federal Reserve System, as determined by PNC (a “Domestic Rate Loan”). The actual annual interest rate for borrowings under the PNC Agreement is (a) the Eurodollar Rate plus 3.25% for a Eurodollar Rate Loan and (b) the Domestic Rate plus 1.75% for Domestic Rate Loans. Interest is calculated on the principal amount of borrowings outstanding, subject to a minimum principal amount of $3.5 million. The PNC Agreement contains certain covenants and provisions with which we and the Borrowers must comply on a quarterly basis. At June 30, 2010, the outstanding principal balance on the revolving credit facility was approximately $4.1 million and remaining borrowing availability under the revolving credit facility was approximately $1.8 million.

•	Mobitec AB has credit facilities in place under agreements with Svenska Handelsbanken AB (“Handelsbanken”) pursuant to which it may currently borrow up to a maximum of 32.5 million krona, or approximately US$4.2 million (based on exchange rates at June 30, 2010) through October 31, 2010, on which date, under terms of the credit agreements, the maximum borrowing capacity will be reduced by 8.5 million krona, or approximately US$1.1 million (based on exchange rates at June 30, 2010). At June 30, 2010, borrowings due and outstanding under these credit facilities totaled 32.5 million krona (approximately US$4.2 million, based on exchange rates at June 30, 2010). Additional borrowing availability under these agreements at June 30, 2010 amounted to approximately US$4,000. These credit agreements renew annually on a calendar-year basis.

•	Mobitec GmbH has a credit facility in place under an agreement with Handelsbanken pursuant to which it could borrow up to a maximum of 1.4 million Euro (approximately US$1.7 million, based on exchange rates at June 30, 2010) through April 30, 2010, on which date the borrowing capacity was reduced by 500,000 Euro to 912,000 Euro (approximately US$1.1 million, based on exchange rates at June 30, 2010). At June 30, 2010, borrowings due and outstanding under this credit facility totaled 625,000 Euro (approximately US$764,000, based on exchange rates at June 30, 2010) and additional borrowing availability amounted to approximately US$350,000. The agreement under which this credit facility is extended has an open-ended term.
     The PNC Agreement and the BHC Agreement (as defined in Note 6 to the accompanying consolidated financial statements) contain certain covenants with which we and our subsidiaries must comply. As of June 30, 2010, we have complied with all covenants of the PNC Agreement and BHC Agreement. Management believes there is a possibility that the Company may not be in compliance with some of the covenants required to be maintained under terms of the PNC and BHC Agreements in the fourth quarter of 2010. Pursuant to terms of those agreements, a covenant violation is a breach of the loan agreement and the lender then has the right to demand immediate payment of all outstanding balances due under the agreement. Management has discussed this matter with both PNC and BHC and expects to request waivers or amendments, if necessary. Although management expects, based on past experience, both PNC and BHC to issue a waiver or amendment, we can provide no assurance of such.
Management Conclusion
     Our liquidity is primarily measured by the borrowing availability on our domestic and international revolving lines of credit and is determined, at any point in time, by comparing our borrowing base (generally, eligible accounts receivable and inventory) to the balances of our outstanding lines of credit. Borrowing availability on our domestic and international lines of credit is driven by several factors, including the timing and amount of orders received from customers, the timing and amount of customer billings, the timing of collections on such billings, lead times and amounts of inventory purchases, and the timing of payments to vendors, primarily on payments to vendors from whom we purchase inventory. In addition to these factors, in the remaining reporting periods of fiscal year 2010, we expect revenue growth in our domestic and international markets, and increased production efforts to meet such growth, to impact the borrowing availability on our domestic and international lines of credit, and will likely require us to seek additional financing to support the working capital and capital expenditure needs of our operations during the remainder of fiscal year 2010. Historically, the Company has secured financing through lending agreements with banks and other lenders, including amending or extending existing lending agreements, and through offerings of its equity securities. If additional financing is required in fiscal year 2010 to support our working capital and capital expenditure needs, we believe we will be able to secure financing through one of these sources on commercially reasonable terms, though we can give no assurance of such. In addition to the revolving credit facility provided under the PNC Agreement, the Borrowers have outstanding borrowings of approximately $4.8 million on the Term Loan (as defined in Note 6 to the accompanying consolidated financial statements) under the BHC Agreement. The revolving credit facility under the PNC Agreement and the Term Loan under the BHC Agreement each mature June 30, 2011. We anticipate extending, renewing or refinancing the debt under both agreements on or before the maturity date but can give no assurances that we will be able to do so or do so on commercially reasonable terms.

Impact of Inflation
     We believe that inflation has not had a material impact on our results of operations for the six months ended June 30, 2010 and 2009. However, there can be no assurance that future inflation would not have an adverse impact upon our future operating results and financial condition.
Foreign currency translation
     The reporting currency for our financial statements is the U.S. dollar. Certain of our assets, liabilities, expenses and revenues are denominated in currencies other than the U.S. dollar, primarily in the Swedish krona, the euro, the Brazilian real, the Australian dollar, and the Indian rupee. To prepare our consolidated financial statements, we must translate those assets, liabilities, expenses and revenues into U.S. dollars at the applicable exchange rates. As a result, increases and decreases in the value of the U.S. dollar against these other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. This could have significant impact on our results if such increase or decrease in the value of the U.S. dollar is substantial.
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
     Forward-looking statements in this Quarterly Report include, without limitation, the following statements regarding:
•	our ability to meet our capital requirements;

•	our ability to meet and maintain our existing debt obligations, including obligations to make payments under such debt instruments;

•	our ability to comply with debt covenant requirements;

•	the sufficiency of our liquidity and capital resources to support current operations for the remainder of 2010;

•	expected revenue growth in our domestic and international operations and increased production efforts to meet such expected growth;

•	our ability to secure additional financing on commercially reasonable terms;

•	our ability to extend, renew or refinance existing debt on commercially reasonable terms;

•	our future cash flow position;

•	recent legislative action affecting the transportation and/or security industry;

•	future legislative action affecting the transportation and/or security industry;

•	the impact of transit funding legislation and stimulus funding legislation on the market for our products;

•	the likelihood of passage of new transit funding legislation and when passage of such legislation might occur;

•	the impact of uncertainties in transit funding legislation on the markets we serve;

•	changes in federal or state funding for transportation and/or security-related funding;

•	the impact of past and current credit and economic issues in the markets we serve; and

•	our future outlook with respect to the domestic and international markets for our products.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of June 30, 2010, the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
     The following material weaknesses were identified in our internal control over financial reporting as of December 31, 2009 and are still outstanding as of June 30, 2010.
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
     Prior to mid-2009, remediation efforts were impeded as a consequence of the Company having less than complete ownership of Mobitec Brazil. Additionally, there was not a full-time employee at Mobitec Brazil who had experience in GAAP accounting or an understanding of implementing and managing effective internal control procedures. Effective July 1, 2009, we acquired the remaining 50% of Mobitec Brazil and, on that date, took full control of all operations of Mobitec Brazil. In August 2009 we hired a financial controller with experience in U.S. public companies and knowledge of requirements of the Sarbanes-Oxley Act of 2002. The hiring of the financial controller has bolstered our efforts to remediate the internal control deficiencies at Mobitec Brazil. We believe we have made significant progress in our efforts to remediate the internal control deficiencies identified at Mobitec Brazil. In the second quarter of 2010 we retained a consulting firm with expertise in implementing and testing internal controls to assist us in our remediation efforts which have included the implementation of formal policies and procedures in the areas in which control deficiencies were identified. On site testing of internal controls will begin at Mobitec Brazil in the third quarter of 2010. Management, in conjunction with the consulting firm, will continue its work to remediate internal control weaknesses at Mobitec Brazil in an effort to complete the remediation by the end of 2010. While remediation efforts are in process and until such time as remediation is complete, management will continue to perform the evaluations and analyses we believe adequate to provide reasonable assurance there are no material misstatements of our financial statements.
     Material Weakness — Revenue Recognition. Management has determined that a material weakness in internal control related to revenue recognition identified in prior periods has not been remediated and still exists as of June 30, 2010. Management has determined that due to the complexity of interpreting the various provisions of the accounting rules that determine proper revenue recognition on multiple element arrangements entered into by the Company, we did not have the expertise within our current organization to adequately evaluate these arrangements and determine proper revenue recognition for such arrangements. Management has established an action plan for remediation of this material weakness. As part of this action plan, in the second quarter of 2010, the Company engaged a consultant with multiple element revenue recognition expertise to assist the Company in reviewing all multiple element arrangements entered into by the Company and in evaluating such arrangements to determine proper accounting treatment for recognizing revenue under GAAP. The consultant is evaluating the policies and procedures the Company has in place for multiple element revenue accounting and is assisting management in modifying such policies and procedures where necessary to ensure proper internal controls are established and full remediation of the material weakness is achieved. In addition, in the second quarter of 2010 the Company’s management participated in formal training by subject matter experts on revenue recognition. Management will continue its work to remediate internal control weakness including participation in continuing education and training on revenue recognition and implementation of recommended changes in policies and procedures in an effort to complete the remediation by the end of 2010.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the actions taken toward the remediation of the material weaknesses described above.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The Company, in the normal course of its operations, is involved in legal actions incidental to the business. In management’s opinion, the ultimate resolution of these matters will not have a material adverse effect upon the current financial position of the Company or future results of operations.
ITEM 1A. RISK FACTORS
     The following risk factors supplement and/or update the risk factors the Company previously disclosed under Part I, Item 1A of the 2009 Annual Report filed with the SEC on April 15, 2010 and Part II, Item 1A of our quarterly report on Form 10-Q for the period ended March 31, 2010 filed with the SEC on May 14, 2010.
     Risks Related to Indebtedness, Financial Condition and Results of Operations
     Our substantial debt could adversely affect our financial position, operations and ability to grow. As of June 30, 2010, we had total debt of approximately $16.8 million. Included in this debt is $9.1 million under our domestic and European revolving credit facilities, a $4.8 million term loan due on June 30, 2011, a $192,000 loan due on September 30, 2010, a $337,000 loan due on March 31, 2012, a $1.6 million loan due on October 30, 2012, a $111,000 loan due on September 5, 2012, a $21,000 loan due on October 7, 2014, a $93,000 loan due on October 18, 2010, two loans with an aggregate balance of $224,000 with up to one year terms, and three loans of aggregate $11,000 due on November 16, 2010. Our domestic revolving credit facility had an outstanding balance of $4.1 million as of June 30, 2010. Our European revolving credit facilities have outstanding balances of $4.2 million as of June 30, 2010 under agreements with a Swedish bank with expiration dates of December 31, 2010 and an outstanding balance of $764,000 as of June 30, 2010 under an agreement with a German bank with an open-ended term. Our substantial indebtedness could have adverse consequences in the future, including without limitation:
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

ITEM 6. EXHIBITS
     The following documents are filed herewith or have been included as exhibits to previous filings with the SEC and are incorporated herein by this reference:

Exhibit No.	Document

10.1	Third Payment Extension Agreement, dated as of April 19, 2010, by and between DRI Corporation and Digital Audio Corporation (incorporated herein by reference to the Company’s current report on Form 8-K, filed with the SEC on April 23, 2010)

10.2	Executive Employment Agreement by and between DRI Corporation and Kathleen Oher, executed June 17, 2010 (incorporated herein by reference to the Company’s current report on Form 8-K, filed with the SEC on June 18, 2010)

31.1	Section 302 Certification of David L. Turney (filed herewith)

31.2	Section 302 Certification of Kathleen B. Oher (filed herewith)

32.1	Section 906 Certification of David L. Turney (filed herewith)

32.2	Section 906 Certification of Kathleen B. Oher (filed herewith)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DRI CORPORATION

Signature:	/s/ Kathleen B. Oher
	By:	Kathleen B. Oher
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date: August 11, 2010