Form 10-Q
period 2010-09-30
DRI CORP
filed 2010-11-15
CIK 853695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
     Indicate the number of shares outstanding of the registrant’s Common Stock as of October 29, 2010:

Common Stock, par value $.10 per share	11,838,873
(Class of Common Stock)	Number of Shares

DRI CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
DRI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share amounts)

	September 30, 2010	December 31, 2009
	(Unaudited)	(Note 1)
ASSETS
Current Assets
Cash and cash equivalents	$984	$1,800
Trade accounts receivable, net	17,260	18,192
Current portion of note receivable	86	86
Stock subscription receivable	—	670
Other receivables	344	822
Inventories, net	16,247	13,042
Prepaids and other current assets	3,057	2,667
Deferred tax assets, net	459	250

Total current assets	38,437	37,529

Property and equipment, net	6,950	5,266
Long-term portion of note receivable	—	86
Goodwill	10,478	9,793
Intangible assets, net	685	728
Other assets	540	890

Total assets	$57,090	$54,292

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Lines of credit	$8,478	$7,200
Loans payable	297	463
Current portion of long-term debt	6,133	960
Current portion of foreign tax settlement	587	561
Accounts payable	10,218	10,099
Accrued expenses and other current liabilities	5,950	6,459
Preferred stock dividends payable	21	20

Total current liabilities	31,684	25,762

Long-term debt and capital leases, net	1,204	6,572

Foreign tax settlement, long-term	31	294

Deferred tax liabilities, net	336	338

Liability for uncertain tax positions	557	380

Commitments and contingencies (Notes 6 and 7)

Shareholders’ Equity and Noncontrolling Interests
Series K Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 475 shares authorized; 439 and 299 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively; redeemable at the discretion of the Company at any time.	1,957	1,341
Series E Redeemable, Nonvoting, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 80 shares authorized; 80 shares issued and outstanding at September 30, 2010 and December 31, 2009; redeemable at the discretion of the Company at any time.	337	337
Series G Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 725 shares authorized; 518 and 480 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively; redeemable at the discretion of the Company after five years from date of issuance.	2,308	2,118
Series H Redeemable, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 125 shares authorized; 73 and 69 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively; redeemable at the discretion of the Company after five years from date of issuance.	317	297
Series AAA Redeemable, Nonvoting, Convertible Preferred Stock, $.10 par value, liquidation preference of $5,000 per share; 166 shares authorized; 166 shares issued and outstanding at September 30, 2010 and December 31, 2009; redeemable at the discretion of the Company at any time.	830	830
Common stock, $.10 par value, 25,000,000 shares authorized; 11,838,873 and 11,746,327 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively.	1,184	1,175
Additional paid-in capital	30,440	30,393
Accumulated other comprehensive income — foreign currency translation	3,298	1,976
Accumulated deficit	(18,672)	(18,276)

Total DRI shareholders’ equity	21,999	20,191
Noncontrolling interests	1,279	755

Total shareholders’ equity	23,278	20,946

Total liabilities and shareholders’ equity	$57,090	$54,292

See accompanying notes to unaudited consolidated financial statements.

DRI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(In thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009 (Note 1)	2010	2009 (Note 1)
Net sales	$19,860	$21,555	$67,548	$56,271
Cost of sales	13,352	14,388	47,946	38,748

Gross profit	6,508	7,167	19,602	17,523

Operating expenses
Selling, general and administrative	5,726	5,000	17,541	14,628
Research and development	113	160	379	428

Total operating expenses	5,839	5,160	17,920	15,056

Operating income	669	2,007	1,682	2,467

Other expense	(15)	(8)	(1)	(120)
Foreign currency loss	(350)	(343)	(206)	(319)
Interest expense	(394)	(358)	(1,116)	(1,059)

Total other expense	(759)	(709)	(1,323)	(1,498)

Income (loss) before income tax expense	(90)	1,298	359	969

Income tax expense	(100)	(212)	(231)	(174)

Net income (loss)	(190)	1,086	128	795
Less: Net (income) loss attributable to noncontrolling interests, net of tax	(199)	(164)	(524)	207

Net income (loss) attributable to DRI Corporation	(389)	922	(396)	1,002

Provision for preferred stock dividends	(156)	(80)	(381)	(234)

Net income (loss) applicable to common shareholders of DRI Corporation	$(545)	$842	$(777)	$768

Net income (loss) per share applicable to common shareholders of DRI Corporation
Basic	$(0.05)	$0.07	$(0.07)	$0.07

Diluted	$(0.05)	$0.07	$(0.07)	$0.07

Weighted average number of common shares and common share equivalents outstanding
Basic	11,826,249	11,522,979	11,792,501	11,498,333

Diluted	11,826,249	13,395,830	11,792,501	11,566,882

See accompanying notes to unaudited consolidated financial statements.

DRI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(In thousands)

	Nine Months Ended September 30,
	2010	2009 (Note 1)
Cash flows from operating activities
Net income	$128	$795
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	(203)	7
Change in liability for uncertain tax positions	100	(29)
Depreciation and amortization of property and equipment	990	750
Amortization of intangible assets	82	87
Amortization of deferred financing costs	417	346
Amortization of debt discount	83	83
Change in fair value of warrant liability	—	110
Loan termination fee accrual	176	184
Bad debt expense	268	107
Stock issued in lieu of cash compensation	90	74
Stock-based compensation expense	279	269
Write-down of inventory for obsolescence	114	133
Loss on sale of fixed assets	24	14
Other, primarily effect of foreign currency loss	140	291
Changes in operating assets and liabilities
(Increase) decrease in trade accounts receivable	1,071	(3,782)
(Increase) decrease in other receivables	441	(960)
Increase in inventories	(3,591)	(1,962)
(Increase) decrease in prepaids and other current assets	484	(410)
Increase in other assets	(26)	(35)
Increase (decrease) in accounts payable	(5)	5,991
Increase (decrease) in accrued expenses and other current liabilities	(370)	970
Decrease in foreign tax settlement	(248)	(449)

Net cash provided by operating activities	444	2,584

Cash flows from investing activities
Proceeds from sale of fixed assets	—	3
Purchases of property and equipment	(582)	(111)
Investments in software development	(1,872)	(1,495)

Net cash used in investing activities	(2,454)	(1,603)

Cash flows from financing activities
Proceeds from bank borrowings and lines of credit	75,112	59,676
Principal payments on bank borrowings and lines of credit	(75,025)	(59,799)
Proceeds from issuance of Preferred stock, net of costs	1,268	—
Payment of loan fees	(15)	(79)
Payment of dividends on Preferred stock	(169)	—

Net cash provided by (used in) financing activities	1,171	(202)

Effect of exchange rate changes on cash and cash equivalents	23	175

Net increase (decrease) in cash and cash equivalents	(816)	954

Cash and cash equivalents at beginning of period	1,800	598

Cash and cash equivalents at end of period	$984	$1,552

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
Supplemental disclosures of non-cash investing and financing activities:

Preferred stock issued for services	$120	$—

Preferred stock dividends	$210	$155

Purchase of equipment under capital lease obligation	$49	$27

Increase in fair value of warrants due to modification	$—	$67

Acquisition of noncontrolling interest under short and long-term debt obligations	$—	$2,950

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
     The year-end balance sheet data was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 Annual Report”). The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full fiscal year.
     During the fourth quarter of fiscal year 2009, the Company elected to adopt the provisions of Accounting Standards Update (“ASU”) 2009-13 and ASU 2009-14 as of January 1, 2009 on a prospective basis for recognizing revenue on transactions involving multiple element arrangements. ASU 2009-13 amends Accounting Standards Codification (“ASC”) Topic 605-25 to require companies to allocate the overall consideration in multiple-element arrangements to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price, and to prohibit use of the residual method to allocate arrangement consideration among units of accounting. ASU 2009-14 amends ASC Topic 985-605 to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. Under ASU 2009-14, if a multiple element arrangement includes a tangible product with both essential and nonessential software components, the arrangement consideration should first be allocated to the software and non-software components based on the relative selling price method under ASC Topic 605-25 as amended by ASU 2009-13. Amounts previously reported for the three and nine months ended September 30, 2009 have been adjusted in the accompanying consolidated statements of operations to reflect the impact of the adoption of the provisions of ASU 2009-13 and ASU 2009-14 as of January 1, 2009.
     Certain amounts in prior periods have been reclassified to conform with the current period presentation. These reclassifications had no impact on previously reported consolidated results of operations or shareholders’ equity. There were no changes in significant accounting policies during the nine months ended September 30, 2010.
Product Warranties
     The Company provides a limited warranty for its products, generally for a period of one to five years. The Company’s standard warranties require the Company to repair or replace defective products during such warranty periods at no cost to the customer. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product sales are recognized. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The following table summarizes product warranty activity during the nine months ended September 30, 2010 and 2009.

	Nine Months ended September 30,
	2010	2009
	(In thousands)
Balance at beginning of period	$805	$495
Additions charged to costs and expenses	238	173
Deductions	(257)	(155)
Foreign exchange translation loss	87	67

Balance at end of period	$873	$580

Recent Accounting Pronouncements
     For the nine months ended September 30, 2010, there were no new accounting pronouncements issued that have had, or are expected to have, a material impact on our results of operations or financial condition.
Fair Value of Assets and Liabilities
     The Company does not engage in hedging activities and does not have any derivative instruments in place. The Company’s only non-financial asset measured on a recurring basis is goodwill. This non-financial asset is measured for impairment annually on the Company’s measurement date at the reporting unit level using Level 3 inputs. The Company’s annual measurement date for goodwill is December 31, 2010 and as such, no fair value measurements have been made during the nine months ended September 30, 2010. No events have occurred that would indicate an impairment of goodwill.
Fair Value of Financial Instruments
     The fair value of a financial instrument is the amount at which the instrument could be exchanged between willing parties other than in a forced sale or liquidation. We believe the carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their estimated fair values at September 30, 2010 and December 31, 2009 due to their short maturities. We believe the carrying value of our lines of credit and loans payable approximate the estimated fair value for debt with similar terms, interest rates, and remaining maturities currently available to companies with similar credit ratings at September 30, 2010 and December 31, 2009. As of September 30, 2010, the carrying value and estimated fair value of our long-term debt were $6.9 million and $6.0 million, respectively. The estimate of fair value of our long-term debt is based on debt with similar terms, interest rates, and remaining maturities currently available to companies with similar credit ratings at each measurement date.
Non-monetary Transactions
     Non-monetary transactions are accounted for in accordance with ASC Topic 845-10, “Non-monetary Transactions”. ASC Topic 845-10 requires that the accounting for non-monetary transactions should be based on the fair value of the assets (or services) involved. Thus, the cost of a non-monetary asset acquired in exchange for another non-monetary asset is the fair value of the asset surrendered to obtain it, and a gain or loss if any shall be recognized on the exchange. The fair value of the asset received shall be used to measure the cost if it is more clearly evident than the fair value of the asset surrendered.
(2) GOODWILL AND OTHER INTANGIBLE ASSETS
     The increase in goodwill from December 31, 2009 to September 30, 2010 of approximately $685,000 is due solely to foreign exchange rate fluctuation.
(3) INVENTORIES

	September 30,	December 31,
	2010	2009
	(In thousands)
Raw materials and system components	$12,401	$8,924
Work in process	17	35
Finished goods	3,829	4,083

Total inventories	$16,247	$13,042

(4) PROPERTY AND EQUIPMENT

	Estimated
	Depreciable	September 30,	December 31,
	Lives (years)	2010	2009
		(In thousands)
Leasehold improvements	3-10	$359	$306
Automobiles	4-6	397	387
Computer and telecommunications equipment	2-5	1,213	1,137
Software	5	7,937	7,163
Test equipment	3-7	181	144
Furniture and fixtures	2-10	2,840	2,331
Software projects in progress		2,648	1,245

		15,575	12,713
Less accumulated depreciation and amortization		(8,625)	(7,447)

Total property and equipment, net		$6,950	$5,266

(5) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	September 30,	December 31,
	2010	2009
	(In thousands)
Salaries, commissions, and benefits	$2,308	$2,024
Taxes — payroll, sales, income, and other	1,336	1,967
Warranties	873	805
Current portion of capital leases	16	15
Interest payable	125	166
Deferred revenue	528	557
Customer rebates and credits	357	404
Other	407	521

Total accrued expenses and other current liabilities	$5,950	$6,459

(6) LINES OF CREDIT AND LOANS PAYABLE
     (a) Domestic line of credit and loan payable
     Our wholly-owned subsidiaries Digital Recorders, Inc. and TwinVision of North America, Inc. (collectively, the “Borrowers”) have in place a three-year, asset-based lending agreement (as amended, the “PNC Agreement”) with PNC Bank, National Association (“PNC”), which matures on June 30, 2011. DRI has agreed to guarantee the obligations of the Borrowers under the PNC Agreement. The PNC Agreement provides up to $8.0 million in borrowings under a revolving credit facility and is secured by substantially all tangible and intangible U.S. assets of the Company. Borrowing availability under the PNC Agreement is based upon an advance rate equal to 85% of eligible domestic accounts receivable of the Borrowers, plus 75% of eligible foreign accounts receivable of the Borrowers, limited to the lesser of $2.5 million in the aggregate or the aggregate amount of coverage under Acceptable Credit Insurance Policies (as defined in the PNC Agreement) that the Borrowers have with respect to eligible foreign receivables, as determined by PNC in its reasonable discretion, plus 85% of the appraised net orderly liquidation value of inventory of the Borrowers, limited to $750,000. The PNC Agreement provides for one of two possible interest rates on borrowings: (1) an interest rate based on the rate (the “Eurodollar Rate”) at which U.S. dollar deposits are offered by leading banks in the London interbank deposit market (a “Eurodollar Rate Loan”) or (2) interest at a rate (the “Domestic Rate”) based on either (a) the base commercial lending rate of PNC, or (b) the open rate for federal funds transactions among members of the Federal Reserve System, as determined by PNC (a “Domestic Rate Loan”). The actual annual interest rate for borrowings under the PNC Agreement is (a) the Eurodollar Rate plus 3.25% for Eurodollar Rate Loans and (b) the Domestic Rate plus 1.75% for Domestic Rate Loans. Interest is calculated on the principal amount of borrowings outstanding, subject to a minimum principal amount of $3.5 million. If all outstanding obligations under the PNC Agreement are paid before the end of the three-year term, the Borrowers will be obligated to pay an early termination fee of up to $160,000, depending on the time the early termination occurs. At September 30, 2010, the outstanding principal balance on the revolving credit facility was approximately $3.3 million and remaining borrowing availability under the revolving credit facility was approximately $2.4 million.
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

We are recording the maximum termination fee on the Term Loan ratably over the term of the BHC Agreement as interest expense. During the nine months ended September 30, 2010 and 2009, we recorded approximately $176,000 and $184,000, respectively, of interest expense related to the Term Loan termination fee, all of which is included in current portion of long-term debt on the consolidated balance sheet.
     The PNC Agreement and the BHC Agreement contain certain financial covenants with which we and our subsidiaries must comply. Among the covenants contained in the PNC Agreement and BHC Agreement are requirements that we and our domestic subsidiaries maintain certain leverage ratios and EBITDA amounts as of the end of each fiscal quarter for the twelve-month period then ending. For the quarter ended September 30, 2010, we were not in compliance with the fixed charge coverage ratio or the EBITDA amount required to be maintained under terms of the PNC Agreement and the BHC Agreement. PNC and BHC agreed to amend the PNC Agreement and the BHC Agreement, respectively, to revise the fixed charge coverage ratio required to be maintained for the quarter ended September 30, 2010 to 0.70 to 1.00 and agreed to revise the trailing-twelve-month EBITDA amount required to be maintained for the quarter ended September 30, 2010 to $4,750,000. On November 12, 2010, the PNC Agreement and BHC Agreement were each amended to revise the minimum fixed charge coverage ratio, leverage ratio and EBITDA amounts required to be maintained as of the end of each of the fiscal quarters ending September 30, 2010, December 31, 2010, March 31, 2011 and June 30, 2011 as set forth below.

	Fixed Charge
Fiscal Quarter Ending:	Coverage Ratio:	Leverage Ratio:	EBITDA:
September 30, 2010	0.70 to 1.0	8.85 to 1.0	$4,750,000
December 31, 2010	0.85 to 1.0	8.25 to 1.0	$4,250,000
March 31, 2011	1.00 to 1.0	7.25 to 1.0	$5,000,000
June 30, 2011	1.05 to 1.0	7.00 to 1.0	$5,000,000
     For the quarter ended September 30, 2010, we were in compliance with each of the amended financial covenants set forth above. Management believes we will be able to comply with the financial covenants of the PNC Agreement and BHC Agreement as set forth above but can give no assurance of such.
b) International lines of credit and loans payable
     Mobitec AB, the Company’s wholly-owned Swedish subsidiary, has in place agreements with Svenska Handelsbanken AB (“Handelsbanken”) under which working capital credit facilities have been established. On March 25, 2010 and May 11, 2010, Mobitec AB and Handelsbanken entered into amendments to these agreements to, among other things, until October 31, 2010, increase the borrowing capacity on the credit facilities by 8.5 million krona (approximately US$1.3 million, based on exchange rates at September 30, 2010) to 32.5 million krona (approximately US$4.8 million, based on exchange rates at September 30, 2010) and increase the annual interest rate on the credit facilities from Tomorrow Next Stockholm Interbank Offered Rate (“T/N STIBOR”) plus 3.65% to T/N STIBOR plus 3.80% (see Note 14). At September 30, 2010, borrowings due and outstanding under these credit facilities totaled 29.5 million krona (approximately US$4.4 million, based on exchange rates at September 30, 2010) and are reflected as lines of credit in the accompanying consolidated balance sheet. Additional borrowing availability under these agreements at September 30, 2010, amounted to approximately US$447,000. These credit agreements renew annually on a calendar-year basis. See Note 14 for disclosure of amendments to these agreements executed subsequent to September 30, 2010.
     At September 30, 2010, Mobitec AB had an outstanding principal balance of 2.3 million krona (approximately US$335,000, based on exchange rates at September 30, 2010) due on a term loan under a credit agreement with Handelsbanken (the “Mobitec Loan”) which matures March 31, 2012. The outstanding principal balance due on the Mobitec Loan is reflected as long-term debt in the accompanying consolidated balance sheet.
     Mobitec GmbH, the Company’s wholly-owned subsidiary in Germany, has a credit facility in place under an agreement with Handelsbanken pursuant to which a maximum of 912,000 euro (approximately US$1.2 million, based on exchange rates at September 30, 2010) can be borrowed. At September 30, 2010, borrowings due and outstanding under this credit facility totaled 577,000 euro (approximately US$785,000, based on exchange rates at September 30, 2010) and are reflected as lines of credit in the accompanying consolidated balance sheet. Additional borrowing availability under this credit facility at September 30, 2010, amounted to approximately $456,000. The agreement under which this credit facility is extended has an open-ended term and allows Handelsbanken to terminate the credit facility at any time.
     At September 30, 2010, Mobitec Brazil Ltda has outstanding borrowings from Banco do Brasil S.A. of approximately 339,000 Brazilian real (“BRL”) (approximately US$199,000, based on exchange rates at September 30, 2010). The borrowings are secured by accounts receivable on certain export sales by Mobitec Brazil Ltda, bear interest at an annual rate of 4.98%, and mature April 29, 2011. These borrowings are included in loans payable on the accompanying consolidated balance sheet.

     At September 30, 2010, Mobitec Brazil Ltda had four loans payable to Banco do Brasil S.A. with an aggregate outstanding principal balance of approximately 167,000 BRL (approximately US$98,000, based on exchange rates at September 30, 2010). One loan has a principal balance of approximately 159,000 BRL (approximately US$93,000, based on exchange rates at September 30, 2010), bears interest at an annual rate of 4.06% and matures on May 3, 2011. Three additional loans outstanding with an aggregate principal balance of approximately 8,000 BRL (approximately US$5,000, based on exchange rates at September 30, 2010) all bear interest at an annual rate of 15.12% and have a maturity date of November 16, 2010. The aggregate outstanding principal balance due on these loans is included in loans payable in the accompanying consolidated balance sheet.
     At September 30, 2010, Mobitec Brazil Ltda had a loan payable to Banco Finasa with an outstanding principal balance of approximately 80,000 BRL (approximately US$47,000, based on exchange rates at September 30, 2010), bears interest at an annual rate of 20.10%, and has a maturity date of May 31, 2013. The outstanding principal balance due on this note is included in long-term debt in the accompanying consolidated balance sheet.
     At September 30, 2010, Mobitec Empreendimientos e Participações Ltda. (“Mobitec EP”) had an outstanding balance of approximately $1.6 million due on a promissory note entered into in connection with the July 1, 2009 acquisition of the remaining fifty percent (50%) of the issued and outstanding interests of Mobitec Brazil Ltda. The note is payable in twelve (12) successive fixed quarterly principal payments of $162,500 within thirty (30) days after the close of each calendar quarter (each such payment, an “Installment Payment”) with the last Installment Payment due within thirty (30) days after the close of the calendar quarter ending September 30, 2012. The unpaid principal balance of the note bears simple interest at a rate of five percent (5%) per annum, which is payable quarterly on each date on which an Installment Payment is due. Mobitec EP will have the right, at its discretion, with certain interest rate provisions applied, to not make up to two Installment Payments, provided such two Installment Payments are not consecutive (with such amounts to bear interest therefrom at a rate of nine percent (9%) per annum) and to defer such Installment Payments to the end date of the note. The outstanding principal balance due on this note is included in long-term debt on the accompanying consolidated balance sheet. Mobitec EP elected to not make the Installment Payment that was due July 30, 2010. The missed Installment Payment will be deferred until the end date of the note and will bear interest at an annual rate of 9%. Mobitec EP made the Installment Payment that was due October 31, 2010 under the terms of the promissory note.
     At September 30, 2010, Castmaster Mobitec India Private Limited had two loans payable to HDFC Bank in India with an aggregate outstanding principal balance of approximately 5.5 million Indian rupees (“INR”) (approximately US$124,000, based on exchange rates at September 30, 2010). One loan has a principal balance of approximately 4.6 million INR (approximately US$103,000, based on exchange rates at September 30, 2010), bears interest at an annual rate of 8.0%, and matures on September 5, 2012. The second loan has a principal balance of approximately 926,000 INR (approximately US$21,000, based on exchange rates at September 30, 2010), bears interest at an annual rate of 9.51%, and matures on October 7, 2014. The outstanding principal balance due on these notes is included in long-term debt in the accompanying consolidated balance sheet.
     Domestic and international lines of credit consist of the following:

	September 30,	December 31,
	2010	2009
	(In thousands)
Line of credit with PNC Bank, National Association dated June 30, 2008; payable in full June 30, 2011; secured by all tangible and intangible U.S. assets of the Company; bears average interest rate of 5.00% and 5.00% in 2010 and 2009, respectively	$3,307	$3,786

Line of credit with Svenska Handelsbanken AB; renews annually on a calendar-year basis; secured by certain assets of the Swedish subsidiary, Mobitec AB; bears average interest rate of 4.18% and 3.53% in 2010 and 2009, respectively	2,283	—

Line of credit with Svenska Handelsbanken AB; renews annually on a calendar-year basis; secured by accounts receivable of the Swedish subsidiary, Mobitec AB; bears average interest rate of 4.32% and 4.83% in 2010 and 2009, respectively	2,103	2,047

Line of credit with Svenska Handelsbanken AB dated June 23, 2004; open-ended term; secured by accounts receivable and inventory of the German subsidiary, Mobitec GmbH; bears average interest rate of 4.42% and 3.48% in 2010 and 2009, respectively	785	1,367

Total lines of credit	$8,478	$7,200

(7) LONG-TERM DEBT
      Long-term debt consists of the following:

	September 30,	December 31,
	2010	2009
	(In thousands)
Term loan with BHC Interim Funding III, L.P., dated June 30, 2008; payable in full June 30, 2011; secured by substantially all tangible and intangible assets of the Company; bears interest rate of 12.75%	$4,750	$4,750
Term loan with Svenska Handelsbanken AB, dated June 30, 2008; payable in quarterly installments of $56,000; secured by accounts receivable and inventory of the Swedish subsidiary, Mobitec AB; bears average interest rate of 5.87% and 7.32% in 2010 and 2009, respectively	335	470
Term loan with Roberto Demore, dated August 31, 2009; payable in quarterly installments of $162,500; unsecured; bears interest rate of 5.0%	1,625	1,950
Term loan with HDFC Bank, dated October 5, 2009; payable in monthly installments of $4,649, inclusive of interest at 8.0%	103	132
Term loan with HDFC Bank, dated November 14, 2009; payable in monthly installments of $502, inclusive of interest at 9.51%	21	22
Term loan with Banco Finesa, dated May 28, 2010; payable in monthly installments of $1,871, inclusive of interest at 20.10%	47	—

Total long-term debt	6,881	7,324
Term loan termination fee accrual	522	346
Less current portion	(6,133)	(960)
Less debt discount	(83)	(166)

	1,187	6,544

Long-term portion of capital leases	17	28

Total long-term debt and capital leases, less current portion	$1,204	$6,572

(8) PREFERRED STOCK
     On February 2, 2010 and August 16, 2010, the Company’s board of directors adopted amendments to DRI’s Amended and Restated Articles of Incorporation, as amended, pursuant to which authorized shares of preferred stock of the Company, par value $.10 per share, are designated as follows: 166 shares are designated as Series AAA Redeemable, Nonvoting Preferred Stock (“Series AAA Preferred”), 30,000 shares are designated as Series D Junior Participating Preferred Stock (“Series D Preferred”), 80 shares are designated as Series E Redeemable Nonvoting Convertible Preferred Stock (“Series E Preferred”), 725 shares are designated as Series G Redeemable Convertible Preferred Stock (“Series G Preferred”), 125 shares are designated as Series H Redeemable Convertible Preferred Stock (“Series H Preferred”), 475 shares are designated as Series K Senior Redeemable Convertible Preferred Stock (“Series K Preferred”), and 4,968,429 shares remain undesignated.
     On August 16, 2010 (the “Closing Date”), the Company entered into a separate Subscription Agreement with six (6) investors (each, a “Series K Investor”) to sell an aggregate of 120 shares of the Company’s Series K Preferred. The aggregate proceeds to the Company from this offering were $600,000, which were used to make a recallable equity investment in Mobitec AB. In addition to each Subscription Agreement, the Company entered into a separate Registration Rights Agreement with each Series K Investor pursuant to which the Company agreed that upon written demand from each Series K Investor, the Company will register the shares of Series K Preferred issued to the Series K Investor pursuant to the Subscription Agreement (the “Registrable Securities”) for resale by the Series K Investor under the Securities Act of 1933, as amended (the “Securities Act”). The Company also agreed that it will register the Registrable Securities if the Company registers any of its securities under the Securities Act in connection with a public offering of the Common Stock during the one (1) year period following the Closing Date.

     As of September 30, 2010, we had outstanding 166 shares of Series AAA Preferred, 80 shares of Series E Preferred, 518 shares of Series G Preferred, 73 shares of Series H Preferred, and 439 shares of Series K Preferred. There are no shares of Series D Preferred outstanding.
(9) PER SHARE AMOUNTS
     The basic net income (loss) per common share has been computed based upon the weighted average shares of Common Stock outstanding. Diluted net income (loss) per common share has been computed based upon the weighted average shares of Common Stock outstanding and shares that would have been outstanding assuming the issuance of Common Stock for all potentially dilutive equities outstanding. The Company’s convertible preferred stock, restricted stock, options and warrants represent the only potentially dilutive equities outstanding.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
		(Unaudited)
		(In thousands, except share amounts)
Net income (loss) applicable to common shareholders of DRI Corporation	$(545)	$842	(777)	$768
Effect of dilutive securities on net income (loss) of DRI Corporation:
Convertible preferred stock	—	80	—	—

Net income (loss) applicable to common shareholders of DRI Corporation, assuming conversions	$(545)	$922	(777)	$768

Weighted average shares outstanding — Basic	11,826,249	11,522,979	11,792,501	11,498,333
Effect of dilutive securities on shares outstanding:
Options	—	37,933	—	6,199
Warrants	—	122,488	—	62,350
Convertible preferred stock	—	1,712,430	—	—

Weighted average shares outstanding — Diluted	11,826,249	13,395,830	11,792,501	11,566,882

     The calculation of weighted average shares outstanding excludes 2,028,348 and 2,559,868 stock options and warrants for the three and nine months ended September 30, 2009, respectively, because these securities would not have been dilutive for these periods due to the fact that the exercise prices were greater than the average market price of the Common Stock for these periods or the total assumed proceeds under the treasury stock method resulted in negative incremental shares. The calculation of weighted average shares outstanding excludes preferred stock convertible into 0 and 1,712,430 shares of Common Stock for the three and nine months ended September 30, 2009, respectively, because they were anti-dilutive. No recognition was given to potentially dilutive securities aggregating 5,106,354 shares for the three and nine months ended September 30, 2010. Due to the net loss applicable to common shareholders of DRI Corporation in both periods, such securities would have been anti-dilutive.
(10) SHAREHOLDERS’ EQUITY, COMPREHENSIVE INCOME (LOSS) AND NONCONTROLLING INTERESTS
     Set forth below is a reconciliation of shareholders’ equity attributable to the Company and total noncontrolling interests at the beginning and end of the nine months ended September 30, 2010 and September 30, 2009 (in thousands).

	DRI Shareholders’ Equity
					Accumulated
			Additional	Accum-	Other	Total DRI		Total
	Preferred	Common	Paid-in	ulated	Comprehensive	Shareholders’	Noncontrolling	Shareholders’
	Stock	Stock	Capital	Deficit	Income	Equity	Interests	Equity

Balance as of December 31, 2009	$4,923	$1,175	$30,393	$(18,276)	$1,976	$20,191	$755	$20,946

Issuance of common stock		5	86			91		91
Issuance of Series K Preferred Stock, net of issuance costs	683					683		683
Issuance of Series G Preferred Stock dividend	190					190		190
Issuance of Series H Preferred Stock dividend	20					20		20
Conversion of Series K Preferred Stock, net of issuance costs	(67)	4	63			—		—
Preferred stock dividends			(381)			(381)		(381)
Stock-based compensation expense			279			279		279

Comprehensive income (loss):
Net income (loss)				(396)		(396)	524	128
Translation adjustment					1,322	1,322		1,322

Balance as of September 30, 2010	$5,749	$1,184	$30,440	$(18,672)	$3,298	$21,999	$1,279	$23,278

	DRI Shareholders’ Equity
					Accumulated
			Additional	Accum-	Other	Total DRI		Total
	Preferred	Common	Paid-in	ulated	Comprehensive	Shareholders’	Noncontrolling	Shareholders’
	Stock	Stock	Capital	Deficit	Income	Equity	Interests	Equity

Balance as of December 31, 2008	$3,765	$1,147	$32,706	$(20,398)	$512	$17,732	$852	$18,584
Cumulative effect of reclassification of warrants (ASC 815-40)			(333)	292		(41)		(41)

Balance as of January 1, 2009, as adjusted	$3,765	$1,147	$32,373	$(20,106)	$512	$17,691	$852	$18,543

Issuance of common stock		7	67			74		74
Issuance of Series G Preferred Stock dividend	135					135		135
Issuance of Series H Preferred Stock dividend	20					20		20
Reclassification of warrant liability			207			207		207
Modification of warrants			10			10		10
Preferred stock dividends			(234)			(234)		(234)
Stock-based compensation expense			269			269		269
Purchase of noncontrolling interest			(2,707)			(2,707)	(243)	(2,950)

Comprehensive income (loss):
Net Income (loss)				1,002		1,002	(207)	795
Translation adjustment					2,214	2,214		2,214

Balance as of September 30, 2009	$3,920	$1,154	$29,985	$(19,104)	$2,726	$18,681	$402	$19,083

COMPREHENSIVE INCOME (LOSS)

	Three months ending September 30,		Nine months ending September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Net income (loss)	$(190)	$1,086	$128	$795

Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of tax	2,758	1,877	1,322	2,214

Total other comprehensive income, net of tax	2,758	1,877	1,322	2,214

Comprehensive income	2,568	2,963	1,450	3,009
Comprehensive income (loss) attributable to the noncontrolling interest	219	(598)	623	(243)

Comprehensive income attributable to DRI Corporation	$2,349	$3,561	$827	$3,252

(11) SEGMENT AND GEOGRAPHIC INFORMATION
     DRI conducts its operations in one business segment. Accordingly, the accompanying consolidated statements of operations report the results of operations of that operating segment and no separate disclosure is provided herein. Geographic information is provided below. Long-lived assets include net property and equipment and other assets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
	(In thousands)		(In thousands)
Net sales
North America	$9,512	$8,197	$26,458	$24,187
Europe	4,849	6,787	16,412	20,054
Asia-Pacific	2,236	4,120	15,444	6,567
Middle East	110	191	469	291
South America	3,153	2,260	8,765	5,172

	$19,860	$21,555	$67,548	$56,271

	September 30,	December 31,
	2010	2009
	(Unaudited)
	(In thousands)
Long-lived assets
North America	$4,140	$3,670
Europe	2,541	1,948
Asia-Pacific	352	313
South America	457	225

	$7,490	$6,156

(12) INCOME TAXES
     As a result of its net operating loss carryforwards, the Company has significant deferred income tax assets. The Company reduces its deferred income tax assets by a valuation allowance when, based on available evidence, it is more likely than not that a significant portion of the deferred income tax assets will not be realized. The Company’s total deferred income tax assets as of September 30, 2010, are $9.6 million and its deferred income tax valuation allowance is $7.9 million.
     As a result of intercompany sales that give rise to uncertain tax positions related to transfer pricing, during the nine months ended September 30, 2010, the Company recorded an increase to its liability for unrecognized tax benefits of approximately $139,000. These increases, if recognized, would affect the effective tax rate. Changes in foreign currency exchange rates increased the liability for unrecognized tax benefits by approximately $38,000 during the nine months ended September 30, 2010.
     The income tax expense or benefit reported for interim periods is based on our projected annual effective tax rate for the fiscal year and also includes expense or benefit recorded to the provision for uncertain tax positions in foreign jurisdictions. Our projected annual effective tax rate is sensitive to variations in the estimated and actual level of annual pre-tax income, variations in the tax jurisdictions in which the pre-tax income is recognized, and various discrete income tax expenses that may need to be recorded from time to time. As these variations occur, the projected annual effective tax rate and the resulting income tax expense or benefit recorded in interim periods can vary significantly from period to period. Income tax expense as a percentage of income (loss) before income taxes was approximately 64.3% and 18.0% for the nine months ended September 30, 2010 and 2009, respectively. For the three months ended September 30, 2010 and 2009, income tax expense as a percentage of income (loss) before income taxes was approximately (111.1%) and 16.3%, respectively. The changes in the rates are primarily related to changes in the mix of income (loss) before income taxes between countries whose income taxes are offset by full valuation allowance and those that are not.
(13) SOFTWARE DEVELOPMENT
     Salaries and related costs of certain engineering personnel used in the development of software meet the capitalization criteria of ASC Topic 985-20, “Costs of Computer Software to be Sold, Leased, or Marketed.” The total amount of software development costs capitalized in the three and nine months ended September 30, 2010 was $628,000 and $1.9 million, respectively.
(14) NON-MONETARY TRANSACTION — ADVERTISING RIGHTS
     On July 12, 2010, our 51%-owned joint venture, Castmaster Mobitec India Private Limited (“CMIPL”), entered into a non-monetary exchange transaction with Delhi TranportCorporation (“DTC”) under terms of a contract (the “DTC Contract”) pursuant to which CMIPL is to provide LED destination signs sought for procurement by DTC in exchange for 24 months of advertising rights on 1,500 of DTC’s fleet of buses. The buses serve both urban and rural areas, in Delhi as well as satellite towns. In order to monetize the value of the advertising rights conveyed by the DTC Contract, CMIPL began negotiating a contract to sell such rights to an advertising company. On October 12, 2010, CMIPL entered into an advertising agreement (the “Adwel Agreement”) with Adwel Advertising Services (“Adwel”) to sell the advertising rights on the same terms and conditions conveyed to CMIPL by the DTC Contract.

     Prior to accepting the first installment payment from Adwel, which was due on October 20, 2010, CMIPL sought to clarify with Adwel that the time period available for advertising under the DTC Contract would expire on July 12, 2012, unless extended, and therefore might convey less than 24 months of advertising rights. Adwel provided CMIPL with a letter dated October 28, 2010 acknowledging that approximately 20 months of advertising rights were then available under the DTC Contract and requesting, but not demanding, that CMIPL seek a one-year extension of the DTC Contract, pursuant to which DTC has the discretion to grant such extension. CMIPL and Adwel are currently in discussions with DTC to extend the DTC Contract for the additional one-year period requested by Adwel. Based on management’s discussions with DTC and Adwel, we believe that the parties have the intent and ability to perform under the respective contracts, subject to certain modifications that could include, but would not be limited to, the granting of a one-year extension of the DTC Contract or a reduction of the Adwel Contract price on a pro rata basis to reflect the actual number of months conveyed under the DTC Contract. Because CMIPL maintains the ability to enforce its rights under the Adwel Contract while pursuing other options, we believe that CMIPL will be successful in monetizing the value of the advertising rights at a level that equals or exceeds the book value of the LED destination signs to be delivered to DTC under terms of the DTC Contract. However, we can give no assurance of such success.
     The transaction consummated under the DTC Contract is considered a barter transaction and is being accounted for in accordance with ASC 845-10, “Non-monetary Transactions”. The value of the LED destination signs exchanged is considered to be the best indication of the value of the advertising rights received in the transaction. As of September 30, 2010, installation of LED destination signs had been completed on approximately one-third of DTC’s 1,500-bus fleet, with the remaining installations estimated to be completed by December 31, 2010. As of September 30, 2010, the value of the advertising rights recorded in other current assets in the accompanying consolidated balance sheets is $815,000, which represents the book value of LED destination signs that had been delivered and installed on DTC’s buses as of that date. Based on the number of months remaining until the July 12, 2012 expiration of the initial term of the DTC Contract, which may be extended at the discretion of DTC, we believe the fair value of the advertising rights equals or exceeds the carrying value of the LED destination signs as of September 30, 2010. The fair value of the advertising rights will be re-evaluated for impairment in future reporting periods if facts and circumstances indicate that a condition of impairment might exist.
(15) SUBSEQUENT EVENT
     On October 22, 2010 (the “Amendment Date”), Mobitec AB entered into (i) an amendment (the “Factoring Amendment”) to its existing Factoring Account Agreement (the “Factoring Agreement”) with Handelsbanken and (ii) an amendment (the “Overdraft Amendment”) to its existing Supplementary Overdraft Facility (the “Overdraft Facility”) with Handelsbanken. The Factoring Amendment, among other things, until December 31, 2010, increases the borrowing capacity under the Factoring Agreement by 2 million krona (approximately $297,000 based on currency exchange rates as of the Amendment Date), from 17 million krona (approximately $2.5 million based on currency exchange rates as of the Amendment Date) to 19 million krona (approximately $2.8 million based on currency exchange rates as of the Amendment Date). The annual interest rate on borrowings under the Factoring Agreement, as amended by the Factoring Amendment, as of the Amendment date is 4.95 percent. The Overdraft Amendment, among other things, extends from October 31, 2010 to December 31, 2010, the 8.5 million krona (approximately $1.3 million based on currency exchange rates as of the Amendment Date) additional borrowing capacity under the Overdraft Facility that was effected by amendment on May 11, 2010 and increases the annual interest rate on borrowings under the Overdraft Facility from T/N STIBOR plus 3.80 percent to T/N STIBOR plus 4.20 percent. Pursuant to terms of the Factoring Amendment and the Overdraft Amendment, total aggregate borrowing capacity as of the Amendment Date under the Factoring Agreement and Overdraft Facility is 34.5 million krona (approximately $5.1 million based on currency exchange rates as of the Amendment Date). Outstanding borrowings under the Factoring Agreement and the Overdraft Facility are included in lines of credit in the accompanying consolidated balance sheet.
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
     The financial statements include amounts that are based on management’s best estimates and judgments. The most significant estimates relate to allowance for uncollectible accounts receivable, inventory obsolescence, intangible asset valuations and useful lives, goodwill impairment, warranty costs, income taxes, stock-based compensation, valuation of advertising rights obtained in a non-monetary transaction, and revenue on projects with multiple deliverables. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.
     The Company believes there were no significant changes during the nine month period ended September 30, 2010 to the items disclosed as critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2009 Annual Report.
Recent Accounting Pronouncements
     For the nine months ended September 30, 2010, there were no new accounting pronouncements issued that have had, or are expected to have a material impact on our results of operations or financial condition.
Results of Operations
     Management reviews a number of key indicators to evaluate the Company’s financial performance, including net sales, gross profit and selling, general and administrative expenses. The following table sets forth the percentage of our revenues represented by certain items included in our consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.2	66.8	71.0	68.9

Gross profit	32.8	33.2	29.0	31.1

Operating expenses:
Selling, general and administrative	28.8	23.2	26.0	26.0
Research and development	0.6	0.7	0.6	0.7

Total operating expenses	29.4	23.9	26.6	26.7

Operating income	3.4	9.3	2.4	4.4
Total other expense	(3.8)	(3.3)	(2.0)	(2.7)

Income (loss) before income tax expense	(0.4)	6.0	0.4	1.7
Income tax expense	(0.5)	(1.0)	(0.3)	(0.3)

Net income (loss)	(0.9)	5.0	0.1	1.4
Net (income) loss attributable to noncontrolling interests	(1.0)	(0.7)	(0.8)	0.4

Net income (loss) attributable to DRI Corporation	(1.9)%	4.3%	(0.7)%	1.8%

COMPARISON OF OUR RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
     Net Sales and Gross Profit. Our net sales for the three months ended September 30, 2010, decreased $1.7 million or 7.9%, from $21.6 million for the three months ended September 30, 2009, to $19.9 million for the three months ended September 30, 2010. The decrease resulted from lower sales by our foreign subsidiaries of $2.4 million partially offset by higher U.S. domestic sales of $726,000.
     The decrease in sales by our foreign subsidiaries resulted primarily from decreased sales in Europe and in the Asia-Pacific markets. Sales in Europe in the third quarter of 2010 were impacted by the well-publicized unemployment, credit and economic issues experienced in that market. The impact, while widely varying from market to market, is causing schedule disruptions, slow-down in procurements, and instability in order flow as well as having an overall depressing impact on order opportunities. Decreased sales in Europe also resulted from fulfillment of large orders for end-users in Dubai in the third quarter of 2009 which resulted in higher sales in the prior year. The decrease in the Asia-Pacific market occurred primarily in India, where fulfillment of significant orders received in prior periods was substantially completed in the second quarter of 2010. The decrease in sales in Europe and the Asia-Pacific markets were partially offset by increased sales in South America, particularly in Brazil, as that market has recovered from the economic issues that carried into the third quarter of 2009. The decrease in international sales is inclusive of a decrease due to foreign currency fluctuations for the quarter ended September 30, 2010 of approximately $33,000. DRI does not use currency hedging tools. Each of our foreign subsidiaries primarily conducts business in their respective functional currencies thereby reducing the impact of foreign currency transaction differences. If the U.S. dollar strengthens compared to the foreign currencies converted, it is possible the total sales reported in U.S. dollars could decline.
     The increase in U.S. sales for the quarter ended September 30, 2010 as compared to the quarter ended September 30, 2009 is primarily attributable to the timing of order receipts from and delivery to our OEM and end-user customers. We reported increased U.S. sales in the third quarter of 2010 due primarily to increased sales to OEM’s which were partially offset by lower sales to end-user customers. Some of the decrease in sales to end-user customers resulted from less revenue recognized on multiple deliverable projects in the third quarter of 2010 compared to the third quarter of 2009.
     Our gross profit for the three months ended September 30, 2010 of $6.5 million decreased $659,000, or 9.2%, from $7.2 million for the three months ended September 30, 2009. The decrease in gross profit was attributed to a decrease in foreign gross profits of $853,000 and an increase in U.S. domestic gross profits of $194,000. As a percentage of sales, our gross profit was 32.8% of our net sales for the three months ended September 30, 2010 as compared to 33.2% for the three months ended September 30, 2009.
     The U.S. gross profit as a percentage of sales for the three months ended September 30, 2010 was 33.0% as compared to 33.5% for the three months ended September 30, 2009. The decrease in gross profit as a percentage of sales is primarily due to increased sales to OEM’s and decreased sales to end-user customers, as sales to OEM’s yield lower margins than sales to end-user customers, partially offset by (1) a reduction of material costs on certain engineered system products achieved through a change in suppliers in 2010 and (2) price increases to certain customers in 2010. Additionally, fulfillment of a large electronic information display system order to one OEM which increased sales in the third quarter of 2009 produced lower margins than typically realized on similar product sales and also partially offset the decreased gross profit percentage from increased OEM sales in the third quarter of 2010.
     The international gross profit as a percentage of sales for the three months ended September 30, 2010 was 32.6% as compared to 33.1% for the three months ended September 30, 2009. The decrease in gross profit percentage primarily resulted from decreased sales in Europe, as previously described, which generally yield higher margins than other markets, partially offset by (1) lower sales to an OEM on which lower than normal margins were realized in the prior year, (2) higher margins in the South America market, particularly in Brazil, where economic conditions have allowed for increased pricing for certain of our products and strengthening of the Brazilian real against the U.S. Dollar resulted in lower material costs in the third quarter of 2010, and (3) lower sales in India, on which margins have generally been lower than in other markets for similar product sales.
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
     Selling, General and Administrative. Our selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2010, of $5.7 million, increased $726,000, or 14.5%, from $5.0 million for the three months ended September 30, 2009. This increase includes a decrease in SG&A expenses due to foreign currency exchange fluctuation of approximately $120,000. Exclusive of the decrease due to foreign currency exchange fluctuations, SG&A expenses have increased primarily due to (1) increased personnel-related expenses of approximately $194,000 resulting from an increase in personnel as well as salary and wage increases for current employees throughout the fourth quarter of 2009 and the first three quarters of 2010, (2) increased promotion, advertising and business development expenses of approximately $64,000, (3) increased travel expenses of approximately $17,000, (4) increased consulting fees of approximately $152,000 resulting primarily from the engagement of an investment banker and a revenue accounting consultant during the third quarter of 2010 as well as increased fees incurred for outside consultants engaged to assist management in internal control reviews for compliance with the requirements of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), (5) increased bad debt expense of $221,000 resulting from the Company adjusting accounts receivable to net realizable value in the third quarter of 2010, (6) increased public company costs of $58,000 related primarily to increased board of director expenses and investor relations expenses, and (7) a reduction of expenses of $231,000 in the prior year in connection with a reduction of Mobitec Brazil Ltda’s foreign tax settlement recorded to SG&A expenses in the third quarter of 2009. These increases were partially offset by a decrease in legal fees of $153,000, as a result of higher legal fees being incurred in the third quarter of 2009 in connection with the acquisition of the remaining 50% interest of Mobitec Brazil Ltda.
     Research and Development. Our research and development expenses of $113,000 for the three months ended September 30, 2010, represented a decrease of $47,000, or 29.4%, from $160,000 for the three months ended September 30, 2009. This category of expense includes internal engineering personnel and outside engineering expense for software and hardware development, sustaining product engineering, and new product development. During the three months ended September 30, 2010, salaries and related costs of certain engineering personnel who were used in the development of software met the capitalization criteria of ASC Topic 985-20, “Costs of Computer Software to be Sold, Leased, or Marketed.” The total amount of personnel and other expense capitalized in the three months ended September 30, 2010, of $628,000, increased $45,000, from $583,000 for the three months ended September 30, 2009. In aggregate, research and development expenditures for the three months ended September 30, 2010 were $741,000 as compared to $743,000 for the three months ended September 30, 2009.
     Operating Income. The net change in operating income for the three months ended September 30, 2010, was a decrease of $1.3 million, or 66.7%, from net operating income of $2.0 million for the three months ended September 30, 2009, to net operating income of $669,000 for the three months ended September 30, 2010. The decrease in operating income is due to decreased sales and gross profit and decreased research and development expenses partially offset by increased SG&A expenses as previously described.
     Other Expense. Total other expense increased $50,000 from $709,000 for the three months ended September 30, 2009 to $759,000 for the three months ended September 30, 2010, due to an increase of $7,000 in other expense, an increase of $7,000 in foreign currency loss, and an increase of $36,000 in interest expense. The increase in interest expense is primarily a result of increased borrowings on the Company’s domestic and international lines of credit in 2010.
     Income Tax Expense. Net income tax expense was $100,000 for the three months ended September 30, 2010, compared to net income tax expense of $212,000 for the three months ended September 30, 2009. The income tax expense or benefit reported for interim periods is based on our projected annual effective tax rate for the fiscal year and also includes expense or benefit recorded to the provision for uncertain tax positions in foreign jurisdictions. Our projected annual effective tax rate is sensitive to variations in the estimated and actual level of annual pre-tax income, variations in the tax jurisdictions in which the pre-tax income is recognized, and various discrete income tax expenses that may need to be recorded from time to time. As these variations occur, the projected annual effective tax rate and the resulting income tax expense or benefit recorded in interim periods can vary significantly from period to period. For the three months ended September 30, 2010 and 2009, income tax expense as a percentage of income (loss) before income taxes was approximately (111.1%) and 16.3%, respectively. The change in the rates is primarily related to changes in the mix of income (loss) before income taxes between countries whose income taxes are offset by full valuation allowance and those that are not.
     Net Income (Loss) Applicable to Common Shareholders. The net change in net income (loss) applicable to common shareholders for the three months ended September 30, 2010, was a decrease of $1.4 million from net income of $842,000 for the three months ended September 30, 2009, to net loss of $545,000 for the three months ended September 30, 2010.
COMPARISON OF OUR RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
     Net Sales and Gross Profit. Our net sales for the nine months ended September 30, 2010, increased $11.3 million or 20.0%, from $56.3 million for the nine months ended September 30, 2009, to $67.5 million for the nine months ended September 30, 2010. The increase resulted from higher sales by our foreign subsidiaries of $10.8 million and higher U.S. domestic sales of $435,000.
     The increase in sales by our foreign subsidiaries resulted primarily from increased sales in the Asia-Pacific market, particularly in India, where fulfillment of significant orders received in 2009 continued in the first nine months of 2010, and in the South America market, particularly in Brazil and in Colombia, where fulfillment of a significant order from an OEM was completed. The increase in sales in the Asia-Pacific and South America markets were partially offset by decreased sales in Europe, where fulfillment of large orders for end-users in Dubai in the first nine months of 2009 resulted in higher sales in the prior year. The increase in international sales is inclusive of an increase due to foreign currency fluctuations for the nine months ended September 30, 2010 of approximately $3.0 million.

     The increase in U.S. sales for the nine months ended September 30, 2010 as compared to the quarter ended September 30, 2009 is primarily attributable to the timing of order receipts from and delivery to our OEM and end-user customers. We reported higher sales of engineered systems and related products and services in the first nine months of 2010 due primarily to fulfillment of a large order to an OEM. Partially offsetting the increase in engineered systems and related product sales were decreased sales of electronic information display systems and related products in the first nine months of 2010 due primarily to fulfillment of a large order to an OEM in the first nine months of 2009.
     Our gross profit for the nine months ended September 30, 2010 of $19.6 million increased $2.1 million, or 11.9%, from $17.5 million for the nine months ended September 30, 2009. The increase in gross profit was attributed to an increase in foreign gross profits of $1.3 million and an increase in U.S. domestic gross profits of $777,000. As a percentage of sales, our gross profit was 29.0% of our net sales for the nine months ended September 30, 2010 as compared to 31.1% for the nine months ended September 30, 2009.
     The U.S. gross profit as a percentage of sales for the nine months ended September 30, 2010 was 31.4% as compared to 28.9% for the nine months ended September 30, 2009. The increase in gross profit as a percentage of sales is primarily due to (1) a reduction of material costs on certain engineered system products achieved through a change in suppliers, (2) price increases to certain customers, and (3) a change in product mix whereby we sold more higher margin product in the first nine months of 2010 when compared to the first nine months of 2009.
     The international gross profit as a percentage of sales for the nine months ended September 30, 2010 was 27.5% as compared to 33.0% for the nine months ended September 30, 2009. As discussed herein, the substantial increase in sales by our international operations occurred primarily as a result of sales in India and in the South America market. The India market, where the largest sales increase in the first nine months of 2010 occurred, has become one of the most competitive markets our international operations serve. While we have been able to increase sales in India, due to the strong competition, our pricing for products we sell in that market is significantly lower than in most of the other markets we serve. As a result, our gross profit on sales in the India market is significantly lower than the gross profit we typically realize on such product sales in other markets. With such a large amount of the international sales increase in the first nine months of 2010 coming from sales in India, our gross profit as a percentage of sales has seen a significant reduction when compared to the first nine months of 2009.
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
     Selling, General and Administrative. Our SG&A expenses for the nine months ended September 30, 2010, of $17.5 million, increased $2.9 million, or 19.9%, from $14.6 million for the nine months ended September 30, 2009. This increase includes an increase in SG&A expenses due to foreign currency exchange fluctuation of approximately $486,000. Exclusive of the increase due to foreign currency exchange fluctuations, SG&A expenses have increased primarily due to (1) increased personnel-related expenses of approximately $831,000 resulting from an increase in personnel as well as salary and wage increases for current employees throughout the last quarter of 2009 and the first three quarters of 2010, (2) increased audit, accounting and tax fees of approximately $229,000 resulting primarily from additional services provided by our independent auditors during the 2009 year-end financial statement audit, (3) increased travel expenses of approximately $165,000 and increased promotion and marketing expenses of approximately $352,000 as the Company continues to market and grow the business on a global basis, (4) increased public company costs of $226,000 related to increased SEC filing costs, increased board of director fees, and investor relations expenses, (5) increased consulting expenses of $302,000 primarily related to consultants engaged in 2010 to assist in development of an incentive compensation plan, consulting services provided by the former managing director of Mobitec Brazil Ltda., the engagement of an investment banker, the engagement of a revenue accounting consultant and increased fees incurred for outside consultants engaged to assist management in internal control reviews for compliance with Sarbanes-Oxley requirements, (6) increased bad debt expense of $88,000 resulting from the Company adjusting accounts receivable to net realizable value in 2010, and (7) a reduction of expenses of $231,000 in the prior year in connection with a reduction of Mobitec Brazil Ltda’s foreign tax settlement recorded to SG&A expenses in the third quarter of 2009.
     Research and Development. Our research and development expenses of $379,000 for the nine months ended September 30, 2010 represented a decrease of $49,000 from $428,000 for the nine months ended September 30, 2009. This category of expense includes internal engineering personnel and outside engineering expense for software and hardware development, sustaining product engineering, and new product development. During the nine months ended September 30, 2010, salaries and related costs of certain engineering personnel who were used in the development of software met the capitalization criteria of ASC Topic 985-20, “Costs of Computer Software to be Sold, Leased, or Marketed.” The total amount of personnel and other expense capitalized in the nine months ended September 30, 2010, of $1.9 million, increased $377,000, from $1.5 million for the nine months ended September 30, 2009. In aggregate, research and development expenditures for the nine months ended September 30, 2010 were $2.2 million as compared to $1.9 million for the nine months ended September 30, 2009.

     Operating Income. The net change in our operating income for the nine months ended September 30, 2010, was a decrease of $785,000, or 31.8%, from net operating income of $2.5 million for the nine months ended September 30, 2009, to net operating income of $1.7 million for the nine months ended September 30, 2010. The decrease in operating income is due to increased SG&A expenses as previously described, offset by increased sales and gross profit and decreased research and development expenses.
     Other Expense. Total other expense decreased $175,000 from $1.5 million for the nine months ended September 30, 2009 to $1.3 million for the nine months ended September 30, 2010, due to a decrease of $119,000 in other expense, a decrease of $113,000 in foreign currency loss, and an increase of $57,000 in interest expense. The decrease in other expense is primarily due to expense recorded in the first nine months of 2009 to reflect the increase in value of outstanding warrants that were classified as derivative instruments under a new accounting standard that went into effect in 2009. The warrant agreement pursuant to which these warrants had been issued was amended such that the warrants were no longer classified as derivative instruments effective July 1, 2009.
     Income Tax Expense. Net income tax expense was $231,000 for the nine months ended September 30, 2010, compared to net income tax expense of $174,000 for the nine months ended September 30, 2009. The income tax expense or benefit reported for interim periods is based on our projected annual effective tax rate for the fiscal year and also includes expense or benefit recorded to the provision for uncertain tax positions in foreign jurisdictions. Our projected annual effective tax rate is sensitive to variations in the estimated and actual level of annual pre-tax income, variations in the tax jurisdictions in which the pre-tax income is recognized, and various discrete income tax expenses that may need to be recorded from time to time. As these variations occur, the projected annual effective tax rate and the resulting income tax expense or benefit recorded in interim periods can vary significantly from period to period. Income tax expense as a percentage of income (loss) before income taxes was approximately 64.3% and 18.0% for the nine months ended September 30, 2010 and 2009, respectively. The change in the rates is primarily related to changes in the mix of income (loss) before income taxes between countries whose income taxes are offset by full valuation allowance and those that are not.
     Net Income (Loss) Applicable to Common Shareholders. The net change in net income (loss) applicable to common shareholders for the nine months ended September 30, 2010, was a decrease of $1.5 million from net income of $768,000 for the nine months ended September 30, 2009, to net loss of $777,000 for the nine months ended September 30, 2010.
Industry and Market Overview
     The Safe, Accountable, Flexible, Efficient, Transportation Equity Act — A Legacy for Users (“SAFETEA-LU”) was the primary program funding at the federal level through federal fiscal year 2009 in our U.S. served market segment. SAFETEA-LU promoted the development of modern, expanded, intermodal public transit systems nationwide and also designated a wide range of tools, services, and programs intended to increase the capacity of the nation’s mobility systems. SAFETEA-LU guaranteed a record level $52.6 billion in funding for public transportation through federal fiscal year 2009. Additionally, economic stimulus legislation under the American Recovery and Reinvestment Act of 2009 (the “ARRA”) included $8.4 billion reserved for U.S. public transportation infrastructure projects, of which approximately $6.9 billion was authorized for use in our served market. We believe funding under SAFETEA-LU and the ARRA have in the past led to a favorable and increasing market for most of our products in the U.S. segment of our served market.
     Authorized federal funding under SAFETEA-LU expired at September 30, 2009. Continuation of the expired legislation was implemented under specific legislated extensions to December 31, 2010. Separately, other legislative initiatives have led to additional funding for the “Highway Trust Fund”, a source for a substantial portion of funding to transit projects in the Company’s served U.S. market. Additionally, appropriation legislation has provided continuation of funding, at the record high levels, to December 31, 2010.
     New authorizing legislation has been prepared by the U.S. House Committee on Transportation & Infrastructure, which released its proposal for the next surface transportation authorization bill to replace SAFETEA-LU. The proposal, “A Blueprint for Investment and Reform,” recommends a $450 billion investment in surface transportation programs over a six-year period, including $99.8 billion for public transportation programs that, if enacted, would approximate a 90 percent increase over SAFETEA-LU funding levels. The bill recommends an additional $50 billion to create a national high speed rail network. Funding ways and means for the proposed legislation must still be addressed. However, in our opinion, final passage of any form of new longer-term legislation will not occur until sometime in 2011 or later. Extensions of the expired legislation are expected to be available until ways and means to finance a new longer-term legislation can be determined. Weaknesses in the economy at the local level further adversely impact this situation. While funding at record high levels is available under present continuation and extension legislation, and is expected to remain available through similar actions, these funding and economic difficulties, though not seen as being significant impediments to our domestic business in the past during the U.S. economy’s downturn, due to the duration and depth of such weaknesses, have now impacted our U.S. market. We believe that such overall U.S. market funding difficulties will depress our market opportunities and increase the likelihood of orders being delayed or rescheduled until the U.S. economy’s recovery is more apparent and a longer term funding legislation is passed. Our management strategy to deal with this is twofold: (1) hold-down and tightly manage expenses and (2) increase our focus on certain sub-segments of our domestic market which are less impacted by these legislative uncertainties. The Company’s senior management is involved in U.S. initiatives to develop and pass new legislation and extensions of the expired legislation through active participation in the American Public Transportation Association (“APTA”) and continues to closely monitor this situation.

     U.S. market federal funding issues described herein do not directly impact the larger, international market which we serve. Further, funding in various markets outside the U.S. is managed in many different ways in the many international markets which we serve, and there is not a “one pattern” approach like in the U.S. Sales by our international subsidiaries increased by approximately 31% in 2009 as compared to the prior year and have increased by 18% in the third quarter of 2010 and by 25% for the first nine months of 2010 when compared to the same periods of 2009 (after giving effect to changes in currency exchange rates). We continued to seek new opportunities to expand our presence internationally, both in currently served markets and in new markets around the globe, particularly in the “BRIC” markets, which are frequently cited in news media as having growth opportunities despite the economic weaknesses encountered around the globe. However, the well-publicized unemployment, credit and economic issues experienced in our other served markets outside the U.S., especially in Europe, have had an adverse impact on the Company. Like in the U.S., that impact, while widely varying from market to market, is causing schedule disruptions, slow-down in procurements, and instability in order flow as well as having an overall depressing impact on order opportunities. Again, as was noted herein related to the U.S. market, while the impact of these matters has not been a significant factor in our past business, the depth and duration of the overall weakness in many countries has now impacted the Company. Actions to mitigate this impact are being taken by the Company and include holding-down and tightly managing expenses and increasing our focus on certain sub-segments of our international market which are less impacted by the economic weaknesses and specifically the Company’s served international market sub-segments that continue to show strength. Notwithstanding the short-term market disruptions discussed herein, we believe that long-term market drivers for the global transit industry, which include traffic grid-lock, fuel prices, environmental issues, economic issues and the need to provide safe and secure mobility through viable mass transportation systems, continue to suggest a favorable overall longer-term market environment for DRI.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows for the Nine Months Ended September 30, 2010 and 2009
     Our operating activities provided net cash of $444,000 and $2.6 million for the nine months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010, sources of cash from operations primarily resulted from net income of $128,000, a decrease in trade accounts receivable of $1.1 million due to lower sales by our foreign subsidiaries in the third quarter, a decrease of $441,000 in other receivables due to a decrease in unbilled receivables and value-added tax receivables, and a decrease in prepaids and other current assets of $484,000 due to a refund of advance payments to suppliers partially offset by higher excise tax credits. Cash used in operating activities primarily resulted from an increase in inventories of $3.6 million due primarily to international customer order cancellations and delays, an increase in other assets of $26,000, a decrease in accounts payable of $5,000, a decrease in accrued expenses and other current liabilities of $370,000 due to income tax payments, and a decrease in the foreign tax settlement of $248,000. The additional on-hand inventory which resulted from the order cancellations discussed herein includes component parts and sub-assemblies that can be sold to other customers at prices above cost and would not be considered excess or obsolete or require an adjustment from the current carrying value. Non-cash expense items totaling $2.6 million were primarily related to deferred income taxes, change in the liability for uncertain tax positions, depreciation and amortization, stock-based compensation expense, loan termination fees, inventory obsolescence charges, bad debt expense, and a loss on foreign currency translation.
     Our investing activities used cash of $2.4 million and $1.6 million for the nine months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, the primary uses of cash were for expenditures relating to internally developed software and purchases of computer, test, and office equipment. We do not anticipate any significant change in expenditures for or sales of capital equipment in the near future.
     Our financing activities provided net cash of $1.2 million and used $202,000 for the nine months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010, our primary sources of cash were from borrowings under loan agreements and asset-based lending agreements for both our U.S. and our foreign subsidiaries as well as proceeds from the issuance of Series K Preferred stock. Our primary uses of cash for financing activities were payment of dividends and repayment of borrowings under the asset-based lending agreements.
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

limited to the lesser of $2.5 million or the amount of coverage under acceptable credit insurance policies of the Borrowers, as determined by PNC in its reasonable discretion, plus 85% of the appraised net orderly liquidation value of inventory of the Borrowers, limited to $750,000. The PNC Agreement provides for one of two possible interest rates on borrowings: (1) an interest rate based on the rate (the “Eurodollar Rate”) at which U.S. dollar deposits are offered by leading banks in the London interbank deposit market (a “Eurodollar Rate Loan”) or (2) interest at a rate (the “Domestic Rate”) based on either (a) the base commercial lending rate of PNC, or (b) the open rate for federal funds transactions among members of the Federal Reserve System, as determined by PNC (a “Domestic Rate Loan”). The actual annual interest rate for borrowings under the PNC Agreement is (a) the Eurodollar Rate plus 3.25% for Eurodollar Rate Loans and (b) the Domestic Rate plus 1.75% for Domestic Rate Loans. Interest is calculated on the principal amount of borrowings outstanding, subject to a minimum principal amount of $3.5 million. The PNC Agreement contains certain covenants and provisions with which we and the Borrowers must comply on a quarterly basis. At September 30, 2010, the outstanding principal balance on the revolving credit facility was approximately $3.3 million and remaining borrowing availability under the revolving credit facility was approximately $2.4 million.
•	Mobitec AB has credit facilities in place under agreements with Svenska Handelsbanken AB (“Handelsbanken”) pursuant to which it may currently borrow up to a maximum of 34.5 million krona, or approximately US$5.1 million (based on exchange rates at September 30, 2010) through December 31, 2010, on which date, under terms of the credit agreements, the maximum borrowing capacity will be reduced by 8.5 million krona, or approximately US$1.3 million (based on exchange rates at September 30, 2010). At September 30, 2010, borrowings due and outstanding under these credit facilities totaled 29.5 million krona (approximately US$4.4 million, based on exchange rates at September 30, 2010). Additional borrowing availability under these agreements at September 30, 2010 amounted to approximately US$447,000. These credit agreements renew annually on a calendar-year basis.
•	Mobitec GmbH has a credit facility in place under an agreement with Handelsbanken pursuant to which it may currently borrow up to a maximum of 912,000 euro (approximately US$1.2 million, based on exchange rates at September 30, 2010). At September 30, 2010, borrowings due and outstanding under this credit facility totaled 577,000 euro (approximately US$785,000 based on exchange rates at September 30, 2010) and additional borrowing availability amounted to approximately US$456,000. The agreement under which this credit facility is extended has an open-ended term and allows Handelsbanken to terminate the credit facility at any time.
     The PNC Agreement and the BHC Agreement (as defined in Note 6 to the accompanying consolidated financial statements) contain certain financial covenants with which we and our subsidiaries must comply. Among the covenants contained in the PNC Agreement and BHC Agreement are requirements that we and our domestic subsidiaries maintain certain leverage ratios and EBITDA amounts as of the end of each fiscal quarter for the twelve-month period then ending. For the quarter ended September 30, 2010, we were not in compliance with the fixed charge coverage ratio or the EBITDA amount required to be maintained under terms of the PNC Agreement and the BHC Agreement. PNC and BHC agreed to amend the PNC Agreement and the BHC Agreement, respectively, to revise the fixed charge coverage ratio required to be maintained for the quarter ended September 30, 2010 to 0.70 to 1.00 and agreed to revise the trailing-twelve-month EBITDA amount required to be maintained for the quarter ended September 30, 2010 to $4,750,000. On November 12, 2010, the PNC Agreement and BHC Agreement were each amended to revise the minimum fixed charge coverage ratio, leverage ratio and EBITDA amounts required to be maintained as of the end of each of the fiscal quarters ending September 30, 2010, December 31, 2010, March 31, 2011 and June 30, 2011 as set forth below.

	Fixed Charge
Fiscal Quarter Ending:	Coverage Ratio:	Leverage Ratio:	EBITDA:
September 30, 2010	0.70 to 1.0	8.85 to 1.0	$4,750,000
December 31, 2010	0.85 to 1.0	8.25 to 1.0	$4,250,000
March 31, 2011	1.00 to 1.0	7.25 to 1.0	$5,000,000
June 30, 2011	1.05 to 1.0	7.00 to 1.0	$5,000,000
     For the quarter ended September 30, 2010, we were in compliance with each of the amended financial covenants set forth above. Management believes we will be able to comply with the financial covenants of the PNC Agreement and BHC Agreement as set forth above but can give no assurance of such.
Management Conclusion
     Our liquidity is primarily measured by the borrowing availability on our domestic and international revolving lines of credit and is determined, at any point in time, by comparing our borrowing base (generally, eligible accounts receivable and inventory) to the balances of our outstanding lines of credit. Borrowing availability on our domestic and international lines of credit is driven by several factors, including the timing and amount of orders received from customers, the timing and amount of customer billings, the timing of collections on such billings, lead times and amounts of inventory purchases, and the timing of payments to vendors, primarily on payments to vendors from whom we purchase inventory. The Company will likely be required to seek additional financing to support the working capital and capital expenditure needs of our operations during the remainder of fiscal year 2010. Historically, the Company has secured financing through lending agreements with banks and other lenders, including amending or extending existing lending agreements, and through offerings of its equity securities. If additional financing is required to support our working capital and capital expenditure needs, we believe we will be able to secure financing through one of these sources on commercially reasonable terms, though we can give no assurance of such. In addition to the revolving credit facility provided under the PNC Agreement, the Borrowers have outstanding borrowings of approximately $4.8 million on the Term Loan (as defined in Note 6 to the accompanying consolidated financial statements) under the BHC Agreement. The revolving credit facility under the PNC Agreement and the Term Loan under the BHC Agreement each mature June 30, 2011. We anticipate extending, renewing or refinancing the debt under both agreements on or before the maturity date but can give no assurances that we will be able to do so or do so on commercially reasonable terms.
Impact of Inflation
     We believe that inflation has not had a material impact on our results of operations for the nine months ended September 30, 2010 and 2009. However, there can be no assurance that future inflation would not have an adverse impact upon our future operating results and financial condition.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of September 30, 2010, the Company’s disclosure controls and procedures are not effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
     The following material weakness was identified in our internal control over financial reporting as of December 31, 2009 and has been remediated as of September 30, 2010.
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
     Prior to mid-2009, remediation efforts were impeded as a consequence of the Company having less than complete ownership of Mobitec Brazil. Additionally, there was not a full-time employee at Mobitec Brazil who had experience in GAAP accounting or an understanding of implementing and managing effective internal control procedures. Effective July 1, 2009, we acquired the remaining 50% of Mobitec Brazil and, on that date, took full control of all operations of Mobitec Brazil. In August 2009 we hired a financial controller with experience in U.S. public companies and knowledge of requirements of the Sarbanes-Oxley Act of 2002. Since his hiring in August 2009, the financial controller has carried-out a coordinated effort with the principal financial officers of the Company to implement the proper level of internal controls in all the areas in which internal control deficiencies were previously identified. Additionally, in the second quarter of 2010, we retained a consulting firm with expertise in implementing and testing internal controls to assist us in our efforts to implement formal policies and procedures in the areas in which control deficiencies were identified. Implementation of formal internal control policies and procedures was completed in the third quarter of 2010. Management, in conjunction with the consulting firm, performed on-site evaluation and testing of internal controls at Mobitec Brazil in the third quarter of 2010. Based on the results of this on-site evaluation and testing, management has concluded that the material weakness previously identified at Mobitec Brazil has been remediated.

     The following material weakness was identified in our internal control over financial reporting as of December 31, 2009 and has not been remediated as of September 30, 2010.
     Material Weakness — Revenue Recognition. Management has determined that a material weakness in internal control related to revenue recognition identified in prior periods has not been remediated and still exists as of September 30, 2010. Management has determined that due to the complexity of interpreting the various provisions of the accounting rules that determine proper revenue recognition on multiple element arrangements entered into by the Company, we did not have the expertise within our current organization to adequately evaluate these arrangements and determine proper revenue recognition for such arrangements. Management has established an action plan for remediation of this material weakness. As part of this action plan, beginning in the second quarter of 2010, the Company engaged a consultant with multiple element revenue recognition expertise to assist the Company in reviewing all multiple element arrangements entered into by the Company and in evaluating such arrangements to determine proper accounting treatment for recognizing revenue under GAAP. The consultant is also evaluating the policies and procedures the Company has in place for multiple element revenue accounting and is assisting management in modifying such policies and procedures where necessary to ensure proper internal controls are established and full remediation of the material weakness is achieved. In addition, in the second quarter of 2010 the Company’s management participated in formal training by subject matter experts on revenue recognition. Management will continue its work to remediate this internal control weakness including participation in continuing education and training on revenue recognition and implementation of recommended changes in policies and procedures in an effort to complete the remediation by the end of 2010.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the actions taken toward the remediation of the material weaknesses described above.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The Company, in the normal course of its operations, is involved in legal actions incidental to the business. In management’s opinion, the ultimate resolution of these matters will not have a material adverse effect upon the current financial position of the Company or future results of operations.
ITEM 1A. RISK FACTORS
     The following risk factors supplement and/or update the risk factors the Company previously disclosed under Part I, Item 1A of the 2009 Annual Report filed with the SEC on April 15, 2010 and Part II, Item 1A of our quarterly report on Form 10-Q for the period ended June 30, 2010 filed with the SEC on August 11, 2010.
     Risks Related to Indebtedness, Financial Condition and Results of Operations
     Our substantial debt could adversely affect our financial position, operations and ability to grow. As of September 30, 2010, we had total debt of approximately $16.1 million. Included in this debt are $8.5 million under our domestic and European revolving credit facilities, a $4.8 million term loan due on June 30, 2011, a $335,000 loan due on March 31, 2012, a $1.6 million loan due on October 30, 2012, a $103,000 loan due on September 5, 2012, a $21,000 loan due on October 7, 2014, a $93,000 loan due on May 3, 2011, two loans with an aggregate balance of $199,000 due April 29, 2011, a $47,000 loan due May 31, 2013, and three loans of aggregate $5,000 due on November 16, 2010. Our domestic revolving credit facility had an outstanding balance of $3.3 million as of September 30, 2010 and matures on June 30, 2011. Our European revolving credit facilities had outstanding balances of $4.4 million as of September 30, 2010 under agreements with a Swedish bank with expiration dates of December 31, 2010 and an outstanding balance of $785,000 as of September 30, 2010 under an agreement with a German bank with an open-ended term. Our substantial indebtedness could have adverse consequences in the future, including without limitation:
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
     We may be unable to obtain additional financing needed to support the working capital and capital expenditure needs of our operations during the remainder of fiscal year 2010. We will likely be required to seek additional financing to support the working capital and capital expenditure needs of our operations during the remainder of fiscal year 2010. Historically, we have obtained financing through lending agreements with banks and other lenders and through offerings of our equity securities. However, we may be unable to secure any required additional financing through any of these sources on commercially reasonable terms or at all. In the event that we obtain financing that requires us to issue additional shares of Common Stock or preferred stock, our shareholders will experience additional dilution, perhaps materially. Further, should we be unable to obtain such additional financing, the lack of available cash flow could have an adverse impact upon our business and results of operations.
     The future of Castmaster Mobitec India Private Limited, our relatively new 51%-owned joint venture in India, is uncertain. As of the date of this Quarterly Report, there are several significant issues facing the operations of our 51%-owned Indian joint venture, Castmaster Mobitec India Private Limited (“CMIPL”), including, without limitation, issues related to cash flow, accounts receivable collections, and delayed governmental funding for customer transit expenditures. While we intend to support CMIPL’s efforts to address these issues, we can offer no assurance that any one or more of these issues can be successfully addressed or that CMIPL will be able to continue as a viable entity. If these issues can not be successfully addressed and CMIPL can not continue as a viable entity, our business and results of operations could be adversely impacted.
ITEM 5. OTHER INFORMATION
     Amendment to PNC Agreement.
     On November 12, 2010 (the “Effective Date”), the Borrowers (as defined in Note 6 to the accompanying consolidated financial statements) and the Company (collectively, the “Loan Parties”) entered into Amendment No. 7 to Revolving Credit and Security Agreement (“Amendment No. 7”) with the Lenders party thereto and PNC (as defined in Note 6 to the accompanying consolidated financial statements), as agent for such Lenders, to amend certain terms and conditions of the PNC Agreement (as defined in Note 6 to the accompanying consolidated financial statements), as amended. As consideration for Amendment No. 7, the Loan Parties paid PNC an amendment fee of $30,000. The material terms and conditions of Amendment No. 7 are more fully described in the paragraphs that follow.
     Pursuant to the modifications effected by Amendment No. 7, each Loan Party must maintain, as of the end of each fiscal quarter set forth on the table below, a fixed charge coverage ratio for the twelve month period ending on the last day of such fiscal quarter, of not less than the fixed charge coverage ratio set forth opposite each such fiscal quarter:

Fiscal Quarter Ending	Fixed Charge Coverage Ratio
September 30, 2010	0.70 to 1.0
December 31, 2010	0.85 to 1.0
March 31, 2011	1.00 to 1.0
June 30, 2011	1.05 to 1.0
     Amendment No. 7 further modifies the PNC Agreement to require each Loan Party to maintain, as of the end of each fiscal quarter set forth in the table below, a ratio of (i) Funded Debt (as defined in the PNC Agreement) of the Loan Parties on a consolidated basis outstanding on the last day of each such fiscal quarter to (ii) EBITDA of the Loan Parties on a consolidated basis for the twelve month period ending on the last day of each such fiscal quarter, of not greater than the leverage ratio set forth opposite each such fiscal quarter:

Fiscal Quarter Ending	Leverage Ratio
September 30, 2010	8.85 to 1.0
December 31, 2010	8.25 to 1.0
March 31, 2011	7.25 to 1.0
June 30, 2011	7.00 to 1.0

     Additionally, pursuant to the provisions of Amendment No. 7, each Loan Party is now required to maintain as of the end of each fiscal quarter set forth in the table below, for the twelve month period ending on the last day of such fiscal quarter, and EBITDA of DRI on a consolidated basis of not less than the amount set forth below opposite each such fiscal quarter:

Fiscal Quarter Ending	Minimum EBITDA
September 30, 2010	$4,750,000
December 31, 2010	$4,250,000
March 31, 2011 and each fiscal quarter ending thereafter	$5,000,000
     Finally, Amendment No. 7 modifies the PNC Agreement to allow the Loan Parties to make a recallable equity investment in Mobitec AB in an amount not to exceed $1,000,000; provided, however, that both prior to and after giving effect to such recallable equity investment, (x) no Default or Event of Default (as each such term is defined in the PNC Agreement) has occurred and is continuing and (y) the Borrowers have at least $500,000 of Undrawn Availability (as defined in the PNC Agreement).
     The foregoing description of the terms and conditions of Amendment No. 7 does not purport to be complete and is qualified in its entirety by reference to the full text of Amendment No. 7, which is filed as an exhibit to this Quarterly Report on Form 10-Q.
Amendment to BHC Agreement.
     Also on the Effective Date, the Loan Parties entered into a Seventh Amendment to the Loan and Security Agreement (the “Seventh Amendment”) with BHC (as defined in Note 6 to the accompanying consolidated financial statements) to amend certain terms and conditions of the BHC Agreement (as defined in Note 6 to the accompanying consolidated financial statements), as amended. As consideration for the Seventh Amendment, the Loan Parties paid BHC an amendment fee of $50,000. The material terms and conditions of the Seventh Amendment are more fully described in the paragraphs that follow.
     Pursuant to the modifications effected by the Seventh Amendment, each Loan Party must maintain, as of the end of each fiscal quarter set forth on the table below, a fixed charge coverage ratio for the twelve month period ending on the last day of such fiscal quarter, of not less than the fixed charge coverage ratio set forth opposite each such fiscal quarter:

Fiscal Quarter Ending	Fixed Charge Coverage Ratio
September 30, 2010	0.70 to 1.0
December 31, 2010	0.85 to 1.0
March 31, 2011	1.00 to 1.0
June 30, 2011	1.05 to 1.0
     The Seventh Amendment further modifies the BHC Agreement to require each Loan Party to maintain, as of the end of each fiscal quarter set forth in the table below, a ratio of (i) Funded Debt (as defined in the BHC Agreement) of the Loan Parties on a consolidated basis outstanding on the last day of each such fiscal quarter to (ii) EBITDA of the Loan Parties on a consolidated basis for the twelve month period ending on the last day of each such fiscal quarter, of not greater than the leverage ratio set forth opposite each such fiscal quarter:

Fiscal Quarter Ending	Leverage Ratio
September 30, 2010	8.85 to 1.0
December 31, 2010	8.25 to 1.0
March 31, 2011	7.25 to 1.0
June 30, 2011	7.00 to 1.0
     Additionally, pursuant to the provisions of the Seventh Amendment, DRI and its consolidated Subsidiaries (as defined in the BHC Agreement), on a consolidated basis, are now required to maintain as of the end of each fiscal quarter set forth in the table below, for the twelve month period ending on the last day of such fiscal quarter, and EBITDA of not less than the amount set forth below opposite each such fiscal quarter:

Fiscal Quarter Ending	Minimum EBITDA
September 30, 2010	$4,750,000
December 31, 2010	$4,250,000
March 31, 2011 and each fiscal quarter ending thereafter	$5,000,000

     Finally, the Seventh Amendment modifies the BHC Agreement to allow the Loan Parties to make a recallable equity investment in Mobitec AB in an amount not to exceed $1,000,000; provided, however, that both prior to and after giving effect to such recallable equity investment, (x) no Default or Event of Default (as each such term is defined in the BHC Agreement) has occurred and is continuing and (y) the Borrowers have at least $500,000 of Undrawn Availability (as defined in the PNC Agreement).
     The foregoing description of the terms and conditions of the Seventh Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Seventh Amendment, which is filed as an exhibit to this Quarterly Report on Form 10-Q.
ITEM 6. EXHIBITS
     The following documents are filed herewith or have been included as exhibits to previous filings with the SEC and are incorporated herein by this reference:

Exhibit No.	Document
10.1	Form of Subscription Agreement, dated as of August 18, 2010, by and between DRI Corporation and the holder of Series K Senior Convertible Preferred Stock of DRI Corporation (incorporated herein by reference to the Company’s current report on Form 8-K, filed with the SEC on August 20, 2010).

10.2	Form of Registration Rights Agreement, dated as of August 18, 2010, by and between DRI Corporation and the holder of Series K Senior Convertible Preferred Stock of DRI Corporation (incorporated herein by reference to the Company’s current report on Form 8-K, filed with the SEC on August 20, 2010).

10.3	Certificate of Designation of Series K Senior Convertible Preferred Stock of DRI Corporation, as filed with the Secretary of State of the State of North Carolina on August 16, 2010 (incorporated herein by reference to the Company’s current report on Form 8-K, filed with the SEC on August 20, 2010).

10.4	Contract — Factoring Account (Credit SEK), dated as of October 22, 2010, by and between Mobitec AB and Svenska Handelsbanken AB (English translation) (incorporated herein by reference to the Company’s current report on Form 8-K, filed with the SEC on October 25, 2010.

10.5	Contract A Supplementary Overdraft Facility, dated as of October 22, 2010, by and between Mobitec AB and Svenska Handelsbanken AB (English translation) (incorporated herein by reference to the Company’s current report on Form 8-K, filed with the SEC on October 25, 2010).

10.6	Amendment No. 7 to Revolving Credit and Security Agreement, dated as of November 12, 2010, by and between Digital Recorders, Inc., TwinVision of North America, Inc., DRI Corporation, the financial institutions party hereto, and PNC Bank, National Association (filed herewith).

10.7	Seventh Amendment to Loan and Security Agreement, dated as of November 12, 2010, by and between Digital Recorders, Inc., TwinVision of North America, Inc., DRI Corporation, and BHC Interim Funding III, L.P. (filed herewith).

31.1	Section 302 Certification of David L. Turney (filed herewith).

31.2	Section 302 Certification of Kathleen B. Oher (filed herewith).

32.1	Section 906 Certification of David L. Turney (filed herewith).

32.2	Section 906 Certification of Kathleen B. Oher (filed herewith).

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRI CORPORATION
Signature:	/s/ Kathleen B. Oher
	By:	Kathleen B. Oher
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
	Date:	November 15, 2010