Form 10-Q/A
period 2009-09-30
DRI CORP
filed 2010-12-06
CIK 853695

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
     Indicate the number of shares outstanding of the registrant’s Common Stock as of October 29, 2010:

Common Stock, par value $.10 per share (Class of Common Stock)	11,838,873 Number of Shares

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) is being filed to amend our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009 (the “Quarterly Report”), as originally filed with the U.S. Securities and Exchange Commission (the “Commission”) on November 16, 2009 (the “Original Filing Date”). This Amendment No. 1 is being filed in response to communications with the Commission in connection with a request for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to Exhibit 10.43.1, Exhibit 10.44.1 and Exhibit 10.45.1 (collectively, the “Exhibits”) originally filed with the Quarterly Report. The sole purpose of this Amendment No. 1 is to file revised redacted versions of the Exhibits. Certain portions of the information that was omitted from the Exhibits have now been included.
     Except for the revised Exhibits, this Amendment No. 1 does not amend any other information set forth in the Quarterly Report. This Amendment No. 1 speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way any disclosures made in the Quarterly Report. Additionally, in connection with the filing of this Amendment No. 1 and pursuant to Rule 12b-15 of the Exchange Act, the certifications of our principal executive officer and principal financial officer are also attached as exhibits hereto.
PART II — OTHER INFORMATION
ITEM 6. EXHIBITS
     The following documents are filed as exhibits to this Amendment No. 1 on Form 10-Q/A:

Exhibit
Number	Description
10.43.1*	First Amendment to the Quota Purchase Agreement, dated as of August 31, 2009, by and among Mobitec Empreendimientos e Participações Ltda., Roberto Juventino Demore, Lorena Giusti Demore, JADI Itinerários Eletrônicos Ltda., Mobitec AB and Mobitec Brasil Ltda. (filed herewith).

10.44.1*	Promissory Note, dated as of August 31, 2009, executed by Mobitec Empreendimientos e Participações Ltda. in favor of Roberto Juventino Demore (filed herewith).

10.45.1*	Promissory Note, dated as of August 31, 2009, executed by Mobitec AB in favor of Roberto Juventino Demore (filed herewith).

31.1	Section 302 Certification of Chief Executive Officer (filed herewith).

31.2	Section 302 Certification of Chief Financial Officer (filed herewith).

32.1	Section 906 Certification of Chief Executive Officer (incorporated by reference to Exhibit 32.1 to DRI Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, as filed with the Commission on November 16, 2009).

32.2	Section 906 Certification of Chief Financial Officer (incorporated by reference to Exhibit 32.2 to DRI Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, as filed with the Commission on November 16, 2009).

*	Certain confidential portions have been omitted pursuant to a confidential treatment request filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DRI CORPORATION

Signature:	/s/ Kathleen B. Oher
By:	Kathleen B. Oher
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	December 6, 2010

INDEX TO EXHIBITS
     The following documents are filed as exhibits to this Amendment No. 1 on Form 10-Q/A:

Exhibit
Number	Description
10.43.1*	First Amendment to the Quota Purchase Agreement, dated as of August 31, 2009, by and among Mobitec Empreendimientos e Participações Ltda., Roberto Juventino Demore, Lorena Giusti Demore, JADI Itinerários Eletrônicos Ltda., Mobitec AB and Mobitec Brasil Ltda. (filed herewith).

10.44.1*	Promissory Note, dated as of August 31, 2009, executed by Mobitec Empreendimientos e Participações Ltda. in favor of Roberto Juventino Demore (filed herewith).

10.45.1*	Promissory Note, dated as of August 31, 2009, executed by Mobitec AB in favor of Roberto Juventino Demore (filed herewith).

31.1	Section 302 Certification of Chief Executive Officer (filed herewith).

31.2	Section 302 Certification of Chief Financial Officer (filed herewith).

32.1	Section 906 Certification of Chief Executive Officer (incorporated by reference to Exhibit 32.1 to DRI Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, as filed with the Commission on November 16, 2009).

32.2	Section 906 Certification of Chief Financial Officer (incorporated by reference to Exhibit 32.2 to DRI Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, as filed with the Commission on November 16, 2009).

*	Certain confidential portions have been omitted pursuant to a confidential treatment request filed separately with the Securities and Exchange Commission.