Form 10-K
period 2010-12-31
DRI CORP
filed 2011-04-15
CIK 853695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission file number 000-28539

DRI CORPORATION
(Exact name of Registrant as specified in its Charter)

North Carolina (State or other jurisdiction of incorporation or organization)	56-1362926 (I.R.S. Employer Identification Number)

13760 Noel Road, Suite 830
Dallas, Texas 75240
(Address of principal executive offices, Zip Code)

Registrant’s telephone number, including area code:
(214) 378-8992

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.10 Par Value	The NASDAQ Capital Market®
(Title of Each Class)	(Name of Each Exchange on Which Registered)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2010 was approximately $18,769,005.

Indicate the number of shares outstanding of the Registrant’s Common Stock as of March 31, 2011:

Common Stock, par value $0.10 per share	11,858,270
(Class of Common Stock)	Number of Shares

DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates certain information by reference from the Registrant’s definitive proxy statement, which will be filed on or before April 30, 2011, for the Annual Meeting of Shareholders to be held on or before June 17, 2011.

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

WHERE YOU MAY FIND ADDITIONAL INFORMATION

We make publicly available free of charge on our internet website (www.digrec.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). Information contained on our website is not a part of this Annual Report.

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

General

In this Annual Report on Form 10-K, we refer to DRI Corporation as “DRI”, “the Company”, “us”, “we” and “our.” DRI was incorporated in March 1983 as Digital Recorders, Inc. and became a public company through an initial public offering in November 1994. In June 2007, our shareholders approved changing the Company’s name to DRI Corporation. DRI’s common stock, $0.10 par value per share (“Common Stock”), trades on the NASDAQ Capital Market® under the symbol “TBUS.”

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

Through its business units and wholly-owned subsidiaries, DRI designs, manufactures, sells, and services information technology products either directly or through manufacturers’ representatives or distributors. DRI produces passenger information communication products under the Talking Bus®, TwinVision®, VacTelltm and Mobitec® brand names, which are sold to transportation vehicle equipment customers worldwide. The Talking Bus®, VacTelltm and TwinVision® brands are sold by our business units in the United States (“U.S.”) primarily to the U.S and Canadian markets. Net sales by our U.S. business units represent 38% of total net sales split 94% in the U.S. market and 6% in the Canadian market. Long-lived assets within the U.S. include 50% of all long-lived assets and are all owned by our U.S. businesses. The Mobitec® brand, which represents 62% of total net sales, is sold in the Nordic market in Sweden, Norway, Denmark, and Finland, in several countries in the European market including Germany, France, Poland, United Kingdom, Spain, and Hungary, in the South American market, primarily in Brazil, and in the Asia-Pacific and Middle-East markets. Long-lived assets within the Nordic market include 32% of all long-lived assets and are all owned by our subsidiaries in Europe. All other long-lived assets within the remaining markets account for approximately 18% of the total long-lived assets. See the accompanying consolidated financial statements and notes to consolidated financial statements for geographical information regarding the Company’s sales and long-lived assets.

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

U.S. Operations

Our current U.S.-based operations serve markets primarily in the U.S. and Canada and are comprised of the following subsidiaries:

•	Digital Recorders, Inc. (“DR”), based in the Research Triangle Park area of North Carolina, was established in September 1983. DR operated as a business unit of the Company under the name “Digital Recorders” until August 2007, at which time it was incorporated as a wholly-owned subsidiary of the Company. DR’s primary products include: Global Positioning Satellite (“GPS”) tracking; automatic vehicle location (“AVL”) systems; VacTelltm video surveillance security systems; automatic vehicle monitoring (“AVM”) systems; and Talking Bus® automatic voice announcement systems, and OTvia off board passenger information systems. DR’s customers include transit operating agencies, commercial transportation vehicle operators, and manufacturers of those vehicles primarily in the U.S. and Canada.

•	TwinVision of North America, Inc. (“TVna”), a wholly-owned subsidiary of DRI based in the Research Triangle Park area of North Carolina, was established in May 1996. TVna designs, manufactures, sells, and services electronic destination sign systems used on transit and transportation rail, bus and van vehicles. TVna’s customers include transit operating agencies, commercial transportation vehicle operators, and manufacturers of those vehicles primarily in the U.S. and Canada.

•	Robinson Turney International, Inc. (“RTI”), a wholly-owned subsidiary of DRI based in Dallas, Texas, was established in August 1994 and acquired by DRI in July 1998. With the acquisition of RTI, DRI also acquired TwinVision® business development and marketing capabilities, as well as an exclusive license to Lite Vision Corporation’s display technology, which at the time was the primary display technology in use. RTI was a marketing consulting and business development firm devoted to the public transit industry’s needs, primarily those of European-based businesses. RTI presently generates no revenue.

International Operations

Our current international operations serve markets in Europe, the Far East, the Middle East, South America, Australia, Asia-Pacific and generally all addressed markets throughout the world outside the U.S. and Canada. Our current international operations are comprised of the following subsidiaries:

•	DRI-Europa AB, based in Göteborg, Sweden, is a wholly-owned subsidiary of DRI that serves as the umbrella organizational structure for DRI’s international operations.

•	Mobitec GmbH, based in Ettlingen, Germany, is a wholly-owned subsidiary of DRI-Europa AB. Mobitec GmbH primarily sells and services Mobitec® products. Mobitec GmbH’s customers include transit operating agencies, commercial transportation vehicle operators, and the manufacturers of those vehicles in select markets in Europe, Asia-Pacific, and the Middle-East.

•	Mobitec AB is a wholly-owned subsidiary of DRI-Europa AB based in Herrljunga, Sweden. Based upon our internal market share calculations, we believe Mobitec AB holds the largest market share of electronic destination sign systems in the Nordic markets. In addition to serving the Nordic markets, Mobitec AB also has sales and service offices in Germany, operated by Mobitec GmbH, and Australia, operated by its wholly-owned subsidiary Mobitec Pty Ltd. Mobitec AB’s customers include transit operating agencies, commercial transportation vehicle operators, and the manufacturers of those vehicles in the Nordic and other select European markets.

•	Mobitec Pty Ltd (“Mobitec Pty”) is a wholly-owned subsidiary of Mobitec AB based in Peakhurst NSW, Australia. Mobitec Pty Ltd imports and sells complete Mobitec® electronic destination sign systems primarily within the Australian market. Based upon our internal market share calculations, we believe Mobitec Pty Ltd holds a majority market share in the Australian market.

•	Mobitec Empreendimientos e Participações Ltda. (“Mobitec EP”), based in São Paulo, Brazil, was established in May 2009 as a holding company to facilitate the July 2009 acquisition of the remaining 50% ownership interest of Mobitec Brazil Ltda then not owned by the Company. Mobitec EP was originally established as a wholly-owned subsidiary of Mobitec AB. To meet Brazilian legal requirements of at least two shareholders in a limited liability company, in June 2009, 1% of the ownership interest of Mobitec EP was transferred from Mobitec AB to Mobitec GmbH. Mobitec EP presently generates no revenue.

•	Mobitec Brazil Ltda. (“Mobitec Brazil”), based in Caxias do Sul, Brazil, is engaged in manufacturing, selling and servicing electronic destination sign systems to OEM’s and some end-user customers and operating authority customers, primarily in South America. Its products are also shipped throughout Mexico and the Caribbean. Through May 2009, Mobitec Brazil was a 50%-owned subsidiary of Mobitec AB. In June 2009, to facilitate the acquisition of the remaining 50% ownership interest of Mobitec Brazil then not owned by the Company, Mobitec AB transferred its 50% ownership interest in

Mobitec Brazil to Mobitec EP. In July 2009, Mobitec EP acquired the remaining 50% interest of Mobitec Brazil that was then not owned by the Company. As a result of the acquisition, which is more fully described in Note 2 to the accompanying consolidated financial statements, Mobitec Brazil became a wholly-owned subsidiary of Mobitec EP. To meet Brazilian legal requirements of at least two shareholders in a limited liability company, on January 1, 2010, 1% of the ownership interest of Mobitec Brazil was transferred from Mobitec EP to Mobitec GmbH.

•	Castmaster Mobitec India Private Limited (“Castmaster Mobitec”), which began operations in the fourth quarter of 2007, is a joint venture between Mobitec AB and Castmaster Enterprises Private Limited, a company incorporated in India. Mobitec AB owns 51% of Castmaster Mobitec, which is based in Delhi, India. Castmaster Mobitec has exclusive rights to produce, sell and service Mobitec® destination sign systems in India and selected markets in that region.

•	Mobitec Far East Pte. Ltd. (“Mobitec Far East”), based in Singapore, was established in October 2009 as a wholly-owned subsidiary of DRI to more efficiently facilitate sales and service of Mobitec® products in select Asia-Pacific markets, primarily Singapore. Mobitec Far East currently has no operations and currently generates no revenue.

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

Mobitec Brazil Acquisition

Pursuant to terms of a Quota Purchase Agreement entered into on July 22, 2009 and amended September 17, 2009, Mobitec EP acquired the remaining fifty percent (50%) of the issued and outstanding equity interests of Mobitec Brazil for an aggregate consideration of US$2.95 million. The acquisition by Mobitec EP of the remaining fifty percent (50%) of the interests of Mobitec Brazil was effective July 1, 2009, the date upon which the Company assumed full control of the business. This acquisition is more fully described in Note 2 to the accompanying consolidated financial statements.

Industry and Market Overview

The digital communications technology market in transit and transportation applications, as served by DRI, developed because of several factors. In the earliest stages, the digital destination signs market developed due to the quest for lower operating expenses and greater fleet flexibility. Later the market was influenced by the Americans With Disabilities Act (“ADA”), the Clean Air Act, the Intermodal Surface Transportation Efficiency Act and prior, related or follow-on legislation, intelligent transportation systems initiatives, as well as the need to enhance fleet flexibility. The ADA initially accelerated the trend toward systems for automatic next-stop announcements by requiring that fixed-route transit systems announce major stops and transfer points to assist visually challenged passengers. However, a more fundamental and longer-term impetus for the development of this market is the need to provide improved information and services to operators and riders of public and private transit and transportation vehicles as well as to provide fleet efficiency, management and security services. DRI’s electronic information display systems, automatic voice announcement and vehicle locating systems provide transit systems’ customers with next stop, transfer point, route and destination information, vehicle location and operational condition information, and public service announcements, as well as security-related functionality in certain instances. On the U.S. public side of this market, in addition to state, local, and regional grants, “fare-box” income, and other locally-generated income, transit operating authorities can normally apply to the U.S. Federal Transit Administration for grants covering up to approximately 80% of funding for certain equipment purchases with the remainder of product acquisition funding being provided by state, regional and local sources. Additionally, more recently, funds were allocated in the American Recovery and Reinvestment Act of 2009 to assist transit system operators in securing additional equipment such as that which we supply. This funding was available at 100% of the procured item contracted value. In the international markets, funding comes from a variety of sources including federal, local, and regional grants as well as local operating “fare-box” income and other locally-generated income. Privately funded users of DRI’s transit communications sector products include rental car shuttle vehicles and tourist vehicle operators.

The Safe, Accountable, Flexible, Efficient, Transportation Equity Act — A Legacy for Users (“SAFETEA-LU”) was the primary program funding at the federal level through federal fiscal year 2009 in our U.S. served market segment. SAFETEA-LU promoted the development of modern, expanded, intermodal public transit systems nationwide and also designated a wide range of tools, services, and programs intended to increase the capacity of the nation’s mobility systems. SAFETEA-LU guaranteed a record level $52.6 billion in funding for public transportation through federal fiscal year 2009. Additionally, economic stimulus legislation under the American Recovery and Reinvestment Act of 2009 (the “ARRA”) included approximately $8.4 billion reserved for U.S. public transportation infrastructure projects, of which approximately $6.9 billion was authorized for use in our served market. We believe funding under SAFETEA-LU and the ARRA have in the past led to a favorable market for most of our products in the U.S. segment of our served market.

SAFETEA-LU expired at September 30, 2009. Continuation of the expired legislation has been made possible through specific legislated extensions. Other legislative initiatives have led to additional funding for the “Highway Trust Fund”, a source for a substantial portion of funding to transit projects under SAFETEA-LU in the Company’s served U.S. market. Additionally, appropriation legislation has provided continuation of funding, in the previously-mentioned short term mode and at the record high levels.

New authorizing legislation has been prepared by the U.S. House Committee on Transportation & Infrastructure, which released its proposal for the next surface transportation authorization bill to replace SAFETEA-LU. The proposal, “A Blueprint for Investment and Reform,” recommends a $450 billion investment in surface transportation programs over a six-year period, including $99.8 billion for public transportation programs that, if enacted, would approximate a 90 percent increase over SAFETEA-LU funding levels. The bill recommends an additional $50 billion to create a national high speed rail network. Funding ways and means for the proposed legislation, or its alternate as the case may be, must still be addressed and the funding levels authorized are also under debate. However, in our opinion, final passage of any form of new longer-term legislation (up to six years as in the past) will not occur until our fiscal year 2012 or later. Extensions of the expired legislation are expected to be available until ways and means to finance a new longer-term legislation can be determined. Weaknesses in the economy at the local level further adversely impact this situation. While funding at record high levels is available under present continuation and extension legislation and is expected to remain available through similar actions, unless redirected under presently ongoing federal budget and deficit debates, these funding and economic difficulties have impacted our U.S. market. We believe that such overall U.S. market funding difficulties may depress our market opportunities and increase the likelihood of orders being delayed or rescheduled until the U.S. economy’s recovery is more apparent and a longer term funding legislation is passed. Our management strategy to deal with this is twofold: (1) carefully manage expenses and (2) increase our focus on certain sub-segments of our domestic market which are less impacted by these legislative uncertainties. The Company’s senior management is involved in U.S. initiatives to develop and pass new legislation and extensions of the expired legislation through active participation in the American Public Transportation Association (“APTA”) and continues to closely monitor this situation.

U.S. market federal funding issues described herein do not impact the larger, international market which we serve. Further, funding in various markets outside the U.S. is managed in many different ways in the many different international markets which we serve, and there is not a “one pattern” approach like in the U.S. We continued to seek new opportunities to expand our presence internationally, both in currently served markets and in new markets around the globe, particularly in the “BRIC” markets — Brazil, Russia, India, China — which are frequently cited as having growth opportunities despite the economic weaknesses encountered around the globe. However, the well-publicized unemployment, credit and economic issues experienced in our other served markets outside the U.S., especially in Europe, have had an adverse impact on the Company. Like in the U.S., that impact, while widely varying from market to market, is causing schedule disruptions, slow-down in procurements, and instability in order flow as well as having an overall depressing impact on order opportunities. Again, as was noted herein related to the U.S. market, the depth and duration of the overall weakness in many countries has now impacted the Company. Actions to mitigate this impact are being taken by the Company and include holding-down and managing expenses and increasing our focus on certain sub-segments of our international market which are less impacted by the economic weaknesses.

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

While as much as 80% of certain major capital expenditures in the U.S. can be funded federally in most instances, federal funding accounts for less than 20% of all funding in the U.S. market. The remainder comes from a combination of state, regional and local public funds and passenger “fare-box” revenue as well as other locally-generated income. However, even though federal funding is a relatively low share of the total, its presence, absence or uncertainty, in our opinion, has a larger impact on the market than the 20% might imply. Funding for markets outside of the U.S. comes from a variety of sources. These sources vary widely from region-to-region and from period-to-period but include combinations of local, regional, municipal, federal, and private entities or funding mechanisms as well as funds generated by collection of fares.

The automatic voice announcement systems market served by DRI’s DR subsidiary emerged primarily because of ADA legislation. DR was among the pioneers to develop automatic voice announcement technology including GPS tracking and triggering of voice announcements. DR’s Talking Bus® system met favorable acceptance in terms of concept, design, and technology, and is ADA compliant. That regulatory-driven acceptance has evolved and grown into a basic customer service consideration. We believe that over 65% of all new bus vehicles in North America contained automatic voice announcement systems in recent years. We expect this percentage to increase over time as automatic voice announcement systems reduce cost, decrease in maintenance cost and complexity, integrate to deliver other features and services, and become more distinctly perceived as a form of customer service. To date, our DR subsidiary has had minimal international sales. Management believes DR holds a significant U.S. market share in stand-alone (as opposed to similar functionality included in larger integrated information system installations) automatic voice announcement systems.

Enhancement and expansion of the AVL and AVM capabilities of DR’s DR-600 Talking Bus® system has enabled DRI to expand the market it serves to include fleet management (“Engineered Systems”) services for operators and users of transit vehicle systems. An outcome of this is the ability to provide more and better information to the users of transit systems by placing real-time current vehicle location information at passenger boarding locations and vehicle operating efficiency and vehicle health information at operational headquarters and other strategic locations. Additionally, this capability is emerging as a form of security risk mitigation for our customers. It is in this area of our business that we form alliances with others in order to enhance our market capability and access. Furthering security features and security related transit products, DR sells VacTelltm video actionable intelligence video solutions, as partially made possible through alignment with a supplier of such equipment, which combines well-established Digital Recorders® on- and off-vehicle location and monitoring products with advanced digital video recording and wireless communications technologies to deliver the ability to enhance management of security events.

The electronic destination sign system market served by our U.S. and international operations is highly competitive. Aside from the very significant growth that is driven by opening new international market segments, growth of this business is closely tied to overall market growth, increased market share, or technological advances. We estimate that approximately 98% of destination sign systems in the U.S. are electronic. The percentage of buses with electronic destination sign systems varies greatly among international markets, with some markets as high as 98% and some markets as low as 5%. We estimate approximately 50% of destination sign systems in our overall international markets are electronic and believe this percentage is trending upward. We believe that TVna holds a significant market share in the U.S., while Mobitec AB holds a majority market share in the Nordic market and Mobitec AB, through subsidiaries, holds significant, and in some cases, majority market share in most of its primary geographic served markets world-wide.

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

In DRI’s electronic destination sign systems market, management views Luminator and its sister company LLE of Germany, as its principal competitor. Clever Devices Ltd. is the most significant competitor in the domestic automatic voice announcement systems market. In the engineered systems market, management considers INIT GmbH, and the former TMS subsidiary of Orbital Sciences, now owned by ACS (now a Xerox company), to be DRI’s most significant competitors. Numerous other competitors exist, particularly in the international markets, and most tend to serve discrete regions or territories rather than the global market as served by DRI. Of the international competitors, those comprising the majority of competitive market shareholdings are LLE, Luminator, Hanover Displays, Gorba, INIT and ACS. All of these except ACS, Luminator, and Hanover Displays are based in Central Europe. Hanover Displays is based in the United Kingdom with significant market share there, as well as sales in selected regions of the continental European market and minimal market share in the US. ACS and Luminator are based in the U.S.

Products and Product Design

DRI’s current products include:

•	DR600tm, a vehicle logic unit for buses that provides automatic vehicle monitoring, automatic vehicle location, and automatic vehicle schedule adherence communication systems and programs, generally including GPS triggering of product features;

•	GPS tracking of vehicles;

•	Talking Bus® next stop automatic voice announcement system and next stop internal signage;

•	A Software Suite that provides modules for customized transit applications including computer-aided dispatch, automatic vehicle location, vehicle monitoring, wireless data exchange, and Central Recording Station;

•	Transit Arrival Signs and software;

•	Airport Shuttle Automatic Vehicle Location products and Arrival Signs;

•	Integration of and with vehicle sub-systems including destination signs, fare collection, automatic passenger counters, engine controllers, transmission, multiplexer, etc.;

•	TwinVision® all-LED (light-emitting diode) electronic destination sign systems;

•	TwinVision® Chromatic Series color electronic destination sign systems;

•	TwinVision® Smart Series electronic destination sign systems;

•	TwinVision® Silver Smart Series electronic destination sign systems;

•	ELYSÉ® and Central Recording Station software;

•	Mobitec® electronic destination sign systems and electronic information display systems; and

•	VacTelltm video surveillance, recording and actionable intelligence products.

The Digital Recorders systems enable voice-announced transit vehicle stops, GPS-based automatic vehicle location, automatic vehicle monitoring, and other passenger information, such as next stop, transfer point, arrival, route and destination information, and public service announcements. The vehicle locating and monitoring aspect of this product further provides security-related capabilities. These systems can be used in transit buses and vans, light rail vehicles, trains, subway cars, people movers, monorails, airport vehicles and tour buses, as well as other private and commercial vehicles. Compliant with industry-recognized standards, the system uses an open architecture, computer-based microprocessor electronics system design including interoperability with third-party equipment. The open architecture design permits expansion to customer size requirements and integration with other electronic systems. Wireless 802.11x data exchange is available. This system, as well as all of DRI’s products, is designed to meet the severe operating demands of temperature, humidity, shock, vibration, and other environmental conditions found in typical transit applications.

DRI’s electronic destination sign system products, which are generally known by the TwinVision® and Mobitec® brand names, represent technologically advanced products pioneered by our Mobitec GmbH, TVna, and Mobitec AB subsidiaries. The product line includes various models covering a vast majority of all popular applications. Where applicable, these products adhere to ADA requirements and function under industry-recognized standards. They each possess an open architecture, microprocessor-based design. In 2000, TVna and Mobitec GmbH introduced an all-LED, solid-state product. The all-LED product dominates sales of destination sign systems in North America and in the international markets, while prior generation, mechanical “flip-dot” or “flip-dot/LED” products, accounts for a declining percentage of sales by DRI’s international subsidiaries. As the name implies, the “all-LED” product eliminates moving parts, thereby delivering better readability and lowered maintenance expenses, all while providing improved illumination of the message.

In 2001, TVna and Mobitec GmbH introduced the TwinVision® Chromatic Series, including TwinVision® Chroma I and TwinVision® Chroma IV, which offered DRI’s customers greater color “route identification” flexibility and message display options for electronic destination signage. These products incorporate colorized route capabilities while retaining electronic destination sign system message display advantages for the color-vision impaired. In 2008, TVna introduced the TwinVision® All-LED Smart Series and TwinVision® Chromatic Smart Series. The Smart Series products feature a more advanced processing system that has been integrated with the Company’s all-LED and Chromatic Series electronic destination sign systems. In 2009, TVna introduced the Silver Smart Series destination sign system which features high-intensity “sterling” LED’s providing significantly better and brighter image features. Utilizing state-of-the-art processors to monitor system health and solid-state LED devices to provide extremely bright messages with wide-angle visibility both day and night, these products help reduce fleet maintenance costs and system diagnostic times, as well as deliver improved message displays.

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

Marketing and Sales Organization

DRI’s products are marketed by in-house sales and marketing personnel, commissioned independent sales representatives, and by distributors or dealers in selected circumstances as appropriate for each business unit and market segment. Marketing and sales activities include database marketing; selective advertising; direct contact selling; publication of customer newsletters; participation in trade shows and industry conventions; and cooperative activities with systems integrators and alliance partners on a selective basis.

Management regularly evaluates alternative methods of promoting and marketing DRI’s products and services. Web site and internet-based marketing techniques currently serve to assist marketing and sales efforts, but the custom-specification, request-for-quote nature of DRI’s markets does not lend itself to full-scale, internet-driven marketing and sales efforts.

Customers

We had one major customer (defined as those customers to which we made sales greater than 10% of DRI’s total sales) in 2010 and continue to generate a significant portion of our sales from a relatively small number of key customers. In 2010, 2009 and 2008, our top five customers accounted for 35.1%, 36.0%, and 33.4%, respectively, of total annual sales. These key customers, the composition of which may vary from year to year, are primarily transit bus OEM’s. We sell our products to a limited set of customers and can experience concentration of revenue with related risks. Loss of one or more of these key customers could have an adverse material impact on the Company.

Seasonality and Fluctuation in Results

DRI’s sales are not generally “seasonal” in nature. However, a significant portion of sales for each product line is made, either directly or indirectly, to entities that are either directly or indirectly government or publicly funded. In addition, many sales to transit OEM’s are themselves related to sales by those manufacturers to government or publicly funded entities. In general, due to project funding availability considerations being somewhat tied to governmental agencies in some instances, we may occasionally experience the appearance of seasonality-like movement in revenue. In the U.S., the federal government and many state and local governments operate on an October to September fiscal year. Several key international government customers operate on an April to March fiscal year. In addition, government related agencies occasionally have a tendency to purchase infrequently and in large quantities, creating uneven demand cycles throughout the year. These cycles generate periods of relatively low order activity as well as periods of intense order activity. This fluctuation in ordering tends to make sales patterns uneven and to make it difficult to forecast quarter-to-quarter and year-to-year results.

Sales to DRI customers are characterized by relatively larger contracts and lengthy sales cycles that generally extend for a period of two months to 24 months. The majority of revenue from sales of the Company’s products and services is recognized upon physical shipment of products and completion of the service, provided all accounting criteria for recognition have been met. Sales and revenues for projects involving multiple elements (i.e., products, services, installation and other services) are recognized under specific accounting criteria based on the products and services delivered to the customer and the customer’s acceptance of such products and services. Sales and revenues from more complex or time-spanning projects within which there are multiple deliverables including products, services, and software are recognized based upon the facts and circumstances unique to each project. This generally involves recognizing sales and revenue over the life of the project based upon meeting specific delivery or performance criteria. See discussion of DRI’s revenue recognition policies in Item 7 below.

DRI’s sales tend to be made pursuant to larger contracts, requiring deliveries over several months. Purchases by a majority of DRI’s customers are frequently dependent, directly or indirectly, on federal, state, regional and local funding. Manufacturers of transportation equipment, who, in turn, sell to agencies or entities dependent on government funding, are the principal customers for DRI’s products. Further, governmental-like purchasers generally are required to make acquisitions through a public bidding process. The fact that much of DRI’s sales are derived from relatively large contracts with a small number of customers can result in fluctuations in DRI’s sales and, thus, operating results, from quarter-to-quarter, period-over-period and year-to-year.

Due to DRI’s business dealings in foreign countries, the Company may experience foreign currency transaction gains and losses in relation to the changes in foreign currency rates, which can result in variances from quarter-to-quarter and year-to-year. The Company does not engage in currency hedging at this time.

Backlog

DRI’s backlog as of December 31, 2010 was $14.8 million compared to $26.3 million as of December 31, 2009, and $9.9 million as of December 31, 2008. Fluctuations in backlog can occur and generally are due to: (1) timing of the receipt of orders; (2) order cycle fluctuations arising from the factors described under the heading “Seasonality and Fluctuation in Results”; and (3) the extent of long-term orders in the marketplace. We believe backlog is not a trend indicator for the Company due to the fact that some of our larger customers depend on the Company to monitor their production and anticipate when Company products will be needed and then follow with a short lead time order. As a result, customer purchase orders classified as “backlog” may not materialize until relatively close to the necessary delivery date. DRI currently anticipates that it will deliver all, or substantially all, of the backlog as of December 31, 2010 during fiscal year 2011.

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

Management anticipates that technological enhancements to the Talking Bus® automatic voice announcement system, AVL products, VacTelltm video surveillance security products, and TwinVision® and Mobitec® electronic destination sign system products will continue in the future. Such technological enhancements are designed to offer new features to the market as well as to enhance DRI’s ability to integrate these products with other technologies, reduce unit cost of production, capture market share and advance the state-of-the-art technologies in DRI’s ongoing efforts to improve profit margins. The enhancements should increase available marketable product features as well as aid in increasing market share, product profit margins and market penetration. In addition to enhancing existing products, DRI generally has new generations of products under various stages of development or under development refinement of U.S. products to make ready for the international market.

Research and development activities continued in all product areas during 2010. Research and development expenses were $612,000 in 2010, $552,000 in 2009, and $974,000 in 2008. During 2010, as in prior years, salaries of certain engineering personnel who were used in the development of software and other related costs met the capitalization criteria of Accounting Standards Codification (“ASC”) Topic 985-20, Costs of Computer Software to be Sold, Leased or Marketed. The total amount of personnel and other expense capitalized in 2010 was $2.4 million as compared to capitalization of $2.1 million and $1.5 million for such costs for the years ended December 31, 2009 and 2008, respectively. We believe the technological advances to our products resulting from these capitalized development projects will generate increased revenues for us in future periods. In aggregate, research and development expenditures in 2010 were $3.1 million as compared to aggregate expenditures of $2.6 million and $2.5 million in 2009 and 2008, respectively. This increase in aggregate research and development expenditures is attributable to the Company’s continued efforts to pursue technological enhancements to existing products and to develop new, technologically advanced products that will meet our customers’ needs.

We believe technological advances are necessary to maintain and improve product lines and, thus, market position. We expect to continue to invest in research and development activities in future periods. Due to our research and development spending, we may experience fluctuations in operating results since costs may be incurred in periods prior to the related or resulting sales. Additionally, technological advances increase the potential for existing products to become obsolete. The Company takes technological advances into consideration when evaluating the carrying amount of its inventory on a period-to-period basis.

Manufacturing Operations

Our principal suppliers generally are International Organization for Standardization certified (or substantial equivalent thereof) contract-manufacturing firms that produce DRI-designed equipment. DR performs part of its assembly work in-house purchasing major components and services from several suppliers in the U.S.

TVna purchases display components and assemblies for electronic destination sign systems from multiple companies in the U.S., Europe, and Asia. We generally assemble these products, and some related subassemblies, in-house. Domestic production is compliant with “Buy-America” regulations.

Mobitec AB produces in Herrljunga, Sweden the majority of the products it sells, and also produces products for sale by Mobitec GmbH, Mobitec Pty, and Castmaster Mobitec. It purchases raw materials, components, and assemblies primarily from suppliers located in the Nordic, Asian and European markets.

In 2009, to a limited extent, and more substantially in 2010, Castmaster Mobitec started local production work in India. Though some products sold in India will continue to be produced by Mobitec AB, we plan for a majority of such products to be produced in India in 2011 and beyond. We believe localization of production in India will allow us to lower costs through purchase of components for electronic destination sign systems from local vendors in India.

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

Proprietary Rights

We presently own one U.S. Design Patent, four U.S. Patents, and 13 international patents. In addition, we presently own the following registered trademarks:

•	Digital Recorders®,

•	DR500C+®,

•	DR600®,

•	ELYSE®,

•	LiveLook-In®,

•	MobiLite®,

•	Mobitec®,

•	OTvia®,

•	OTvia2®,

•	Talking Bus®,

•	TwinVision®, and

•	VacTell®.

These trademarks have been registered with the U.S. Patent and Trademark Office and, where appropriate, with similar governmental agencies abroad. Other of our intellectual properties, including additional trademarks, service marks and/or copyrights for various trade names, slogans and taglines, have been registered or are pending registration with the U.S. Patent and Trademark Office and, where appropriate, with similar governmental agencies abroad. In addition to the aforementioned intellectual properties, we also have in place various alliances, trade secrets, nondisclosure agreements, and licensing agreements that establish and protect our ownership of, and access to, other proprietary rights, intellectual property rights, and patent applications. Our attempts to keep confidential and/or proprietary the results of our research and development efforts may not be sufficient to prevent others from using some or all of our information and/or technologies. By “designing around” our intellectual property rights, our competitors may be able to offer products and/or tools with similar functionalities that do not violate our intellectual property rights.

We intend to pursue new patents and other intellectual property rights protection methods covering technology and developments on an on-going basis. We also intend to use our best efforts to maintain the integrity of our trademarks, logos, slogans, taglines, trade names, and other proprietary names, as well as to protect them from unauthorized use, infringement, and unfair competition.

Employees

As of December 31, 2010, DRI employed 275 people, of which 110 were employed domestically and 165 were employed internationally. Of the 110 domestic employees, 6 were employed in our Dallas corporate administrative office. Although European subsidiaries include some limited work-place agreements, DRI employees are not covered by any collective bargaining agreements and management believes its employee relations are good. We believe future success will depend, in part, on our continued ability to attract, hire, and retain qualified personnel.

Item 1A.	Risk Factors

Many of the risks discussed below have affected our business in the past, and many are likely to continue to do so. These risks may materially adversely affect our business, financial condition, operating results or cash flows, or the market price of our Common Stock.

Risks Related to Indebtedness, Financial Condition and Results of Operations

Our substantial debt could adversely affect our financial position, operations and ability to grow.  As of December 31, 2010, we had total debt of approximately $16.1 million. Included in this debt is $8.5 million under our domestic and European revolving credit facilities, a $4.8 million term loan with a maturity date that has been extended to April 30, 2012, a $277,000 loan due on March 31, 2012, a $1.5 million loan due on October 30, 2012, a $90,000 loan due on September 7, 2012, a $19,000 loan due on November 7, 2014, a $44,000 loan due on May 31, 2013, a $92,000 loan due May 3, 2011, two loans with an aggregate balance of $200,000 due April 29, 2011, and a $150,000 loan due October 21, 2011. Our domestic revolving credit facility had an outstanding balance of $2.8 million as of December 31, 2010 and has a maturity date that has been extended to the earlier of (a) April 30, 2012 or (b) five days prior the maturity date of the $4.8 million term loan. Our European revolving credit facilities have outstanding balances of $4.9 million as of December 31, 2010 under agreements with a Swedish bank with an expiration date of December 31, 2011 and an outstanding balance of $737,000 as of December 31, 2010 under an agreement with a Swedish bank with an open-ended term. Our substantial indebtedness could have adverse consequences in the future, including without limitation:

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

We may be unable to repay the indebtedness under our BHC and PNC Agreements on or before their maturity date of April 30, 2012.  We may not have sufficient working capital or expected revenue to repay the indebtedness under our BHC and PNC Agreements upon maturity on April 30, 2012. We may be unable to secure further extensions of the BHC Agreement and/or the PNC Agreement or to enter into new credit facilities, and even if we are able to secure adequate re-financing, we can offer no assurances that we can do so under terms and conditions that are favorable to, or even acceptable, by the Company. While we have in the past obtained financing through offerings of our equity securities, we believe any such equity offering might result in significant dilution to our shareholders in order to provide the amount of capital required to repay our outstanding BHC and PNC debt at maturity. If we are unable to enter into one or more transactions to provide sufficient capital, we would likely be required to significantly curtail our business operations.

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

Risks Related to Our Operations and Product Development

A significant portion of our sales is derived from sales to a small number of customers. If we are not able to obtain new customers or obtain significant repeat business from existing customers, our business could be seriously harmed.  We sell our products to a limited and largely fixed set of customers and potential customers. We sell primarily to OEM’s and to end users such as municipalities, regional transportation districts, transit agencies, federal, state and local departments of transportation, and rental car agencies. In 2010, 2009 and 2008, our top five customers accounted for 35.1%, 36.0%, and 33.4%, respectively, of total annual sales. The identity of the customers who generate the most significant portions of our sales may vary from year to year. If any of our major customers stopped purchasing products from us, and we were not able to obtain new customers to replace the lost business, our business and financial condition would be materially adversely affected. Many factors affect whether customers reduce or delay their investments in products such as those we offer, including decisions regarding spending levels and general economic conditions in the countries and specific markets where the customers are located.

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

Many of our customers rely, to some extent, on government funding, which subjects us to risks associated with governmental budgeting and authorization processes.  A majority of our domestic U.S. sales, either directly or indirectly through OEM’s, are to end customers having some degree of national, federal, regional, state, or local governmental-entity funding. These governmental-entity funding mechanisms are beyond our control and often are difficult to predict. Further, general budgetary authorizations and allocations for state, local and federal agencies can change for a variety of reasons, including general economic conditions, and have a material adverse effect on us. SAFETEA-LU, which was the primary program funding the U.S. public surface transit market at the federal level expired in September 2009. Extension of the expired legislation has been implemented under continuing resolutions while new legislation to replace SAFETEA-LU is being developed. It is uncertain when new legislation will be developed and enacted, if at all, and at what levels federal funding for public transportation programs will be available if new legislation is enacted. These funding difficulties and uncertainties have impacted our U.S. market. Such funding uncertainties may further depress our U.S. market opportunities, result in further downturn in demand for our products, and/or increase the likelihood of orders being delayed or rescheduled and, as a result, materially affect our financial position and results of operations until, among other things, longer term U.S. transit funding legislation has been enacted.

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

Risks Related to Our International Operations

There are numerous risks associated with international operations, which represent a significant part of our business.  Our international operations generated approximately 62% of our sales in 2010. Our sales outside the U.S. were primarily in Europe (particularly the Nordic countries), South America, the Middle East, India, and Australia. The success and profitability of international operations are subject to numerous risks and uncertainties, such as economic and labor conditions, political instability, tax laws (including U.S. taxes upon foreign subsidiaries), and changes in the value of the U.S. dollar versus the local currency in which products are bought and sold. Any unfavorable change in one or more of these factors could have a material adverse effect on us.

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

We operate in several international locations and, in India, with less than full ownership control.  Not all countries are subject to or consequently familiar with the full scope of regulatory requirements placed on U.S. public companies and their foreign affiliated entities. Operating under those circumstances can be a challenge for us to supervise, manage, and detect any non-compliance issues as quickly as we would like.

The future of Castmaster Mobitec, our relatively new 51%-owned joint venture in India, is uncertain.  As of the date of this Annual Report, there are several significant issues facing the operations of our 51%-owned Indian joint venture, Castmaster Mobitec, including, without limitation, issues related to cash flow, accounts receivable collections, and delayed governmental funding for customer transit expenditures. In addition, there may be unforeseen adverse consequences related to the obligation of Castmaster Mobitec in connection with the non-monetary exchange transaction, as described in Note 23 to the accompanying consolidated financial statements. While we intend to support Castmaster Mobitec’s efforts to address these issues, we can offer no assurance that any one or more of these issues can be successfully addressed. If these issues cannot be successfully addressed our business and results of operations could be adversely impacted.

Risks Related to Internal Controls

Efforts to maintain effective internal controls may not be successful.  In accordance with Section 404 of the Sarbanes-Oxley Act, we report on the effectiveness of our internal controls over financial reporting in each Annual Report. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of inherent limitations in internal control systems, misstatements due to error or fraud may occur and not be detected.

Risks Related to Intellectual Property

We may not be able to defend successfully against claims of infringement against the intellectual property rights of others, and such defense could be costly.  Third parties, including our competitors, individual inventors or others, may have patents or other proprietary rights that may cover technologies that are relevant to our business. Claims of infringement have been asserted against us in the past. Even if we believe a claim asserted against us is not valid, defending against the claim may be costly. Intellectual property litigation can be complex, protracted, and highly disruptive to business operations by diverting the attention and energies of management and key technical personnel. Further, plaintiffs in intellectual property cases often seek injunctive relief and the measures of damages in intellectual property litigation are complex and often subjective or uncertain. In some cases, we may decide that it is not economically feasible to pursue a vigorous and protracted defense and decide instead to negotiate licenses or cross-licenses authorizing us to use a third party’s technology in our products or to abandon a product. If we are unable to defend successfully against litigation of this type, or to obtain and maintain licenses on favorable terms, we could be prevented from manufacturing or selling any of our products that were found to be infringing, which would cause severe disruptions to our operations. For these reasons, intellectual property litigation could have a material adverse effect on our business or financial condition.

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

Our preferred stock has preferential rights over our Common Stock.  At December 31, 2010 we had outstanding shares of Series AAA Redeemable, Nonvoting, Convertible Preferred Stock, Series E Redeemable, Nonvoting, Convertible Preferred Stock, Series G Redeemable, Convertible Preferred Stock, Series H Redeemable, Convertible Preferred Stock, and Series K Redeemable, Convertible Preferred Stock, all of which have rights in preference to holders of our Common Stock in connection with any liquidation of the Company. The aggregate liquidation preference is $830,000 for the Series AAA Preferred, $400,000 for the Series E Preferred, $2.7 million for the Series G Preferred, $380,000 for the Series H Preferred, $2.2 million for the Series K Preferred and, in each case, plus accrued but unpaid dividends. Holders of the Series AAA Preferred, Series E Preferred, Series G Preferred, Series H Preferred, and Series K Preferred are entitled to receive cumulative quarterly dividends at the rate of five percent (5.0%) per annum, seven percent (7.0%) per annum, fourteen percent (14.0%) per annum, fourteen percent (14.0%) per annum, and nine and one-half percent (9.5%) per annum, respectively, on the liquidation value of those shares. Dividends on the Series G Preferred, Series H Preferred and Series K Preferred are payable in kind in additional shares of Series G Preferred, Series H Preferred and Series K Preferred, respectively, or in cash, at the option of the holder. The agreement under which we secured our domestic senior credit facility prohibits the payment of dividends to holders of our Common Stock. The preferential rights of the holders of our preferred stock could substantially limit the amount, if any, that the holders of our Common Stock would receive upon any liquidation of the Company.

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

We are also subject to two North Carolina statutes that may have anti-takeover effects. The North Carolina Shareholder Protection Act generally requires, unless certain “fair price” and procedural requirements are satisfied, the affirmative vote of 95% of our voting shares to approve certain business combination transactions with an entity that is the beneficial owner, directly or indirectly, of more than 20% of our voting shares, or with one of our affiliates if that affiliate has previously been a beneficial owner of more than 20% of our voting shares. The North Carolina Control Share Acquisition Act, which applies to public companies that have substantial operations and significant shareholders in the state of North Carolina, eliminates the voting rights of shares acquired in transactions (referred to as “control share acquisitions”) that cause the acquiring person to own a number of our voting securities that exceeds certain threshold amounts, specifically, one-fifth, one-

third and one-half of our total outstanding voting securities. There are certain exceptions. For example, this statute does not apply to shares that an acquiring person acquires directly from us. The holders of a majority of our outstanding voting stock (other than such acquiring person, our officers and our employee directors) may elect to restore voting rights that would be eliminated by this statute. If voting rights are restored to a shareholder that has made a control share acquisition and holds a majority of all voting power in the election of our directors, then our other shareholders may require us to redeem their shares at fair value. These statutes could discourage a third party from making a partial tender offer or otherwise attempting to obtain a substantial position in our equity securities or seeking to obtain control of us. They also might limit the price that certain investors might be willing to pay in the future for shares of our Common Stock, and they may have the effect of delaying or preventing a change of control.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We do not own any real estate. Instead, we lease properties both in the U.S. and abroad. Following are our locations:

				Monthly
City and State	Country	Area	Use	Rent	Expiration

Durham, NC	USA	49,864 sf	Office, service and repair, warehouse and assembly	$26,054	December 2018
Dallas, TX	USA	3,994 sf	Office(a)	$6,490	November 2015
Sydney	Australia	1,055 sm	Office, service and repair, warehouse	$6,077	September 2012
Caxias do Sul	Brazil	880 sm	Office, service and repair, warehouse and assembly	$4,520	June 2014
Herrljunga	Sweden	3,251 sm	Office, service and repair, warehouse and assembly (b)	$18,906	March 2020
Herrljunga	Sweden	200 sm	Warehouse	$590	December 2011
Ettlingen	Germany	470 sm	Office, service and repair, warehouse	$4,870	December 2017
Ettlingen	Germany	250 sm	Warehouse	$679	Open ended
Filderstadt-Bonlanden	Germany	136 sm	Office (b)	$1,817	October 2013
New Delhi	India	920 sy	Office, service and repair, warehouse and assembly	$8,111	June 2014

(a)	Used by administration — U.S. Corporate

(b)	Used by administration — international

We believe our current facilities will be adequate and suitable for current and foreseeable needs, absent future possible acquisitions. We further believe additional office and manufacturing space will be available in, or near, existing facilities at a cost approximately equivalent to, or slightly higher than, rates currently paid to accommodate further internal growth as necessary.

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

The following table sets forth the range of high and low sales prices for our Common Stock, as reported by the NASDAQ Capital Market®, from January 1, 2009 through December 31, 2010. The prices set forth reflect inter-dealer quotations, without retail markups, markdowns, or commissions, and do not necessarily represent actual transactions.

	High	Low

Year Ended December 31, 2009
First Quarter	$1.19	$0.72
Second Quarter	1.81	0.89
Third Quarter	2.55	1.24
Fourth Quarter	2.62	1.30
Year Ended December 31, 2010
First Quarter	$1.97	$1.39
Second Quarter	2.20	1.68
Third Quarter	1.82	1.41
Fourth Quarter	1.74	1.04

As of March 31, 2011, there were approximately 1,961 holders of our Common Stock. Of that number, 1,843 were non-objecting beneficial owners and 118 were registered owners.

We have not paid dividends on our Common Stock nor do we anticipate doing so in the near future. Our prior and current credit facilities restrict the payment of dividends upon any class of stock except on our Preferred Stock. We also have five classes of outstanding Preferred Stock with dividend rights that have priority over any dividends payable to holders of Common Stock.

Equity Compensation Plan Information

The following table provides information, as of the end of fiscal year 2010, with respect to all compensation plans and individual compensation arrangements of DRI under which equity securities are authorized for issuance to employees or non-employees:

			Number of Securities
			Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance Under
	be Issued Upon Exercise	Exercise Price of	Equity Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column a)
Plan Category	(a)	(b)	(c)

1993 Incentive Stock Option Plan	79,000	$2.47	None
2003 Stock Option Plan	1,436,220	$2.24	600,333

Total	1,515,220	$2.25	600,333

*	All options issued under the 1993 Incentive Stock Option Plan and the 2003 Stock Option Plan have been approved by the Company’s shareholders.

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

Item 6.	Selected Financial Data

Not Applicable

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

DRI’s products are sold worldwide within the passenger information communication industry and market. We sell to transportation vehicle equipment customers generally in two broad categories: end customers and OEM’s of transportation vehicles. End customers include municipalities, regional transportation districts, federal, state and local departments of transportation, transit agencies, public, private, or commercial operators of vehicles, and rental car agencies. The relative percentage of sales to end customers as compared to OEM customers varies widely and frequently from quarter-to-quarter and year-to-year and within products and product lines comprising DRI’s mix of total sales in any given period.

Sales to DRI’s customers are characterized by a lengthy sales cycle that generally extends for a period of two to 24 months. In addition, purchases by a majority of DRI’s customers are dependent upon federal, state and local funding that may vary from year to year and quarter to quarter.

Revenue from the majority of sales of the Company’s products and services are recognized upon physical shipment of products and completion of the service, provided all accounting criteria for recognition have been met. Sales and revenues for projects involving multiple elements (i.e., products, services, installation and other services) are recognized under specific accounting criteria based on the products and services delivered to the customer and the customer’s acceptance of such products and services. Because DRI’s operations are characterized by significant research and development expenses preceding product introduction, net sales and certain related expenses may not be recorded in the same period, thereby producing fluctuations in operating results. DRI’s dependence upon large contracts and orders, as well as upon a small number of relatively large customers or projects, increases the magnitude of fluctuations in operating results particularly on a period-to-period, or period-over-period, comparison basis. For a more complete description of DRI’s business, including a description of DRI’s products, sales cycle and research and development, see “Item 1. Business” in this Annual Report.

Results of Operations

The following discussion provides an analysis of DRI’s results of operations and liquidity and capital resources. This should be read in conjunction with DRI’s consolidated financial statements and related notes thereto. The operating results of the years presented were not significantly affected by inflation.

The following table sets forth the percentage of DRI’s sales represented by certain items included in DRI’s Statements of Operations:

	Year Ended December 31,
	2010		2009	2008

Net sales	100.0%		100.0%	100.0%
Cost of sales	70.7		69.9	66.1

Gross profit	29.3		30.1	33.9

Operating expenses:
Selling, general and administrative	28.3		24.8	26.9
Research and development	0.6		0.6	1.4

Total operating expenses	28.9		25.4	28.3

Operating income	0.4		4.7	5.6
Total other income and expense	(2.0)		(1.3)	(1.0)

Income (loss) before income tax expense	(1.6)		3.4	4.6
Income tax expense	(0.3)		(1.0)	(1.6)

Net income (loss)	(1.9)		2.4	3.0
Less: Net income attributable to noncontrolling interests, net of tax	(0.1)		(0.2)	(0.9)

Net income (loss) attributable to DRI Corporation	(2.0	) %	2.2%	2.1%

Comparison of Results for the Years Ended December 31, 2010 and 2009

Net Sales and Gross Profit

Due to commonality of customers, products, technology, and management, we manage and report our U.S and foreign operations as a single reporting segment. For discussion purposes, we differentiate between sales and gross profit for the U.S. market and the foreign markets to better provide our investors with useful information.

For 2010, sales increased $5.0 million, or 6.1%, from $82.3 million for 2009 to $87.3 million for 2010. The increase resulted from higher sales of $230,000 by our U.S. subsidiaries and higher sales of $4.8 million from our foreign subsidiaries.

The increase in U.S. sales for the year ended December 31, 2010 as compared to the year ended December 31, 2009 is primarily attributable to the timing of order receipts from and delivery to our OEM and end-user customers. We reported higher sales of engineered systems and related products and services in 2010 due primarily to fulfillment of a large order to an OEM. Partially offsetting the increase in engineered systems and related product sales were decreased sales of electronic information display systems and related products in 2010 due primarily to fulfillment of a large order to an OEM in 2009.

The increase in international sales is inclusive of an increase due to foreign currency fluctuations for the year ended December 31, 2010 of approximately $3.1 million. Exclusive of this increase resulting from foreign currency fluctuations, sales by our foreign subsidiaries increased approximately $1.7 million in 2010 compared to 2009. The increase in sales by our foreign subsidiaries resulted primarily from increased sales in the Asia-Pacific market, particularly in India, where fulfillment of significant orders received in 2009 occurred in 2010, and in the South America market, particularly in Brazil and in Colombia, where fulfillment of a significant order from an OEM was completed. The increase in sales in the Asia-Pacific and South America markets were partially offset by decreased sales in Europe, where fulfillment of large orders for end-users in Dubai in 2009 resulted in higher sales in the prior year and where credit and economic issues have had an adverse impact on our business. DRI does not use currency hedging tools. Each of our foreign subsidiaries primarily conducts business in their respective functional currencies thereby reducing the impact of foreign currency transaction differences. If the U.S. dollar strengthens compared to the foreign currencies converted, it is possible the total sales reported in U.S. dollars could decline.

Expected sales growth will be dependent upon the expansion of new product offerings and technology, fundamental market growth, and expansion into new geographic areas. We believe our relatively high market share positions in some markets preclude significant sales growth from increased market share.

Our gross profit increased $744,000 or 3.0%, from $24.8 million in 2009 to $25.5 million in 2010. As a percentage of sales, gross profit was 30.1% of net sales in 2009 as compared to 29.3% in 2010. Of the $744,000 net increase in gross profit, a $256,000 increase was attributable to U.S. operations and a $488,000 increase was attributable to international operations.

The U.S. gross profit as a percentage of sales for 2010 was 30.4% as compared to 29.8% for 2009. Increased sales of engineered systems and related products and decreased sales of electronic information display systems and related products contributed to the increase in gross profit as a percentage of sales in 2010, as engineered systems sales generally yield higher gross profit percentages than electronic information display systems sales. Additionally, gross profit as a percentage of sales increased in 2010 due to (1) a reduction of material costs on certain engineered system products achieved through a change in suppliers and (2) price increases in selected instances in 2010.

The international gross profit as a percentage of sales for 2010 was 28.5% as compared to 30.3% for 2009. The decrease in international margins is reflective of a variation in product and customer mix and a variation in geographical dispersion of product sales that resulted in lower margins in 2010 compared to 2009. In addition, the following factors contributed to the decrease in international gross margin as a percentage of sales in 2010 compared to 2009: (1) increased sales in India, where gross profit percentages are generally lower than those we typically realize on similar product sales in other markets (2) increased pricing on shipping which resulted in higher freight-out costs, and (3) unfavorable changes in currency exchange rates on billings to certain customers in currencies other than the local currency.

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

Selling, General and Administrative

Selling, general, and administrative (“SG&A”) expenses for 2010 increased $4.3 million, or 21.1%, from $20.4 million for 2009 to $24.7 million for 2010. Excluding $581,000 due to the change in foreign currency exchange rates from 2009 to 2010, SG&A expenses increased approximately $3.7 million from 2009 to 2010. Exclusive of the increase due to foreign currency exchange fluctuations, SG&A expenses have increased primarily due to: (1) increased personnel-related expenses of approximately $1.30 million resulting from an increase in personnel as well as salary and wage increases for current employees throughout 2010 and which is inclusive of incremental employee severance costs of approximately $201,000, (2) increased audit fees of approximately $275,000 resulting primarily from additional services provided by our independent auditors during the 2009 year-end financial statement audit, (3) increased travel expenses of approximately $64,000 and increased promotion and marketing expenses of approximately $224,000 as the Company continues to market and grow the business on a global basis, (4) increased public company costs of $222,000 related to increased SEC filing costs, increased board of director fees, and investor relations expenses, (5) increased consulting expenses of approximately $403,000 primarily related to consulting services provided by the former managing director of Mobitec Brazil Ltda., the engagement of an investment banker, the engagement of a revenue accounting consultant, increased fees incurred for outside consultants engaged to assist management in internal control reviews for compliance with Sarbanes-Oxley requirements, and consultants engaged in 2010 to assist in development of an incentive compensation plan, (6) increased bank fees of approximately $107,000 primarily for additional fees incurred in connection with amendments and waivers to loan agreements in the last half of 2009 and in 2010 which were capitalized and amortized to expense in 2010, (7) a charge of approximately $1.0 million in 2010 to record a full valuation allowance against the value of advertising rights obtained in a barter transaction, and (8) a reduction of expenses of $242,000 in the prior year in connection with a reduction of Mobitec Brazil Ltda’s foreign tax settlement recorded to SG&A expenses in 2009.

Research and Development

Research and development expenses for 2010 increased $60,000, or 10.9%, from $552,000 for 2009 to $612,000 for 2010. This category of expense includes internal engineering personnel and outside engineering expense for software and hardware development, sustaining product engineering, and new product development. During 2010, salaries and related costs of certain engineering personnel who were used in the development of software met the capitalization criteria of ASC Topic 985-20, Costs of Computer Software to be Sold, Leased or Marketed. The total amount of personnel and other expense capitalized in 2010 was $2.4 million as compared to $2.1 million for 2009. In aggregate, research and development expenditures in 2010 were $3.1 million as compared to aggregate expenditures of $2.6 million in 2009. This increase in research and development expenditures is attributable to the Company’s continued efforts to pursue technological enhancements to existing products and to develop new, technologically advanced products that will meet our customers’ needs. Product development based upon advanced technologies is one of the primary means by which management believes DRI differentiates itself from its competitors.

Operating Income (Loss)

The net change in our operating income was a decrease of $3.6 million from net operating income of $3.8 million in 2009 to net operating income of $226,000 in 2010. The decrease in operating income is due to higher SG&A expenses and higher research and development costs, offset in part by higher sales and gross profit as previously described.

Other Income and Expense

Other income and expense increased $704,000 from ($1.0 million) in 2009 to ($1.7 million) in 2010 due to an increase in interest expense of $28,000, an increase in other income (loss) of $131,000, and a decrease in foreign currency gain (loss) of $807,000. The increase in other income (loss) expense is primarily due to expense recorded in 2009 to reflect the increase in value of outstanding warrants that were classified as liabilities under a new accounting standard that went into effect in 2009. The warrant agreement pursuant to which these warrants had been issued was amended such that the warrants were no longer classified as liabilities effective July 1, 2009.

Income Tax Expense

Income tax expense was $245,000 in 2010 as compared with an income tax expense of $836,000 in 2009. Income tax expense as a percentage of income (loss) before income taxes was approximately (16.3)% and 29.7% for 2010 and 2009, respectively. Variations in the tax jurisdictions in which pre-tax income (loss) is recognized and various discrete income tax expenses or benefits that may need to be recorded from time to time can cause the effective tax rate and the income tax expense or benefit we record to vary significantly from period to period. The significant variance in the effective tax rates in 2010 and 2009 is primarily related to changes in the mix of income (loss) before income taxes between countries whose income taxes are offset by full valuation allowances and those that are not. A reconciliation of the effective tax rates for 2010 and 2009 to the expected U.S. statutory rate of 34% is provided in Note 15 to the accompanying consolidated financial statements.

Net Income (Loss) Applicable to Common Shareholders of DRI Corporation

Net income (loss) applicable to common shareholders of DRI Corporation decreased $3.9 million from net income of approximately $1.5 million in 2009 to net loss of approximately $2.4 million in 2010. This decrease is due to the factors previously addressed, as well as a $234,000 increase in preferred stock dividends.

Comparison of Results for the Years Ended December 31, 2009 and 2008

Net Sales and Gross Profit

For 2009, sales increased $11.7 million, or 16.6%, from $70.6 million for 2008 to $82.3 million for 2009. The increase resulted from higher sales of $4.1 million by our U.S. subsidiaries and higher sales of $7.6 million from our foreign subsidiaries.

The increase in U.S. sales for the year ended December 31, 2009 as compared to the year ended December 31, 2008 continued a trend we had seen in prior periods which we believe was due to the favorable impact of increased transit funding under SAFETEA-LU and, to some extent, funding under the American Recovery and Reinvestment Act of 2009, as well as the favorable influence of high fuel prices on transit ridership. We believe the enactment of SAFETEA-LU and the record-high funding increases for transit, in addition to higher fuel prices, had a favorable impact on our business and contributed to increased sales opportunities in the U.S. market for many of our products.

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

Selling, General and Administrative

Selling, general, and administrative (“SG&A”) expenses for 2009 increased $1.4 million, or 7.4%, from $19.0 million for 2008 to $20.4 million for 2009. Excluding a decrease of $1.5 million due to the change in foreign currency exchange rates from 2008 to 2009, SG&A expenses increased approximately $2.9 million from 2008 to 2009. Exclusive of the decrease due to foreign currency exchange fluctuations, SG&A expenses increased primarily due to (1) increased personnel-related expenses of approximately $1.6 million resulting from an increase in personnel as well as salary and wage increases for current employees throughout 2009, (2) increased travel expenses of approximately $223,000 and increased promotion, advertising, and business development costs of approximately $294,000, as the Company continued its efforts to market the Company on a global basis, (3) increased bank-related fees of approximately $300,000 due to (a) increased amortization of deferred finance costs resulting from the domestic debt agreements entered into in June 2008 and from additional deferred finance costs incurred in connection with amendments to those domestic debt agreements in 2009 and (b) having a full year of loan-related fees in 2009 on our domestic debt agreements entered into in June 2008 compared to having only 6 months of such fees in 2008, (4) increased compensation expense of approximately $160,000 recorded under ASC Topic 718-20 as a result of stock options issued in the third quarter of 2008 and the second quarter of 2009, (5) increased audit, accounting and tax fees of approximately $162,000 resulting primarily from the engagement of outside firms to provide due diligence and audit services in connection with the acquisition of the remaining 50% interest of Mobitec Brazil and the engagement of an outside firm to provide global tax planning consulting services, (6) an increase of approximately $370,000 in outside consulting fees resulting primarily from (a) consultants engaged in 2009 to assist the Company with product customization and (b) increased fees to consultants engaged to assist the Company in generating and maintaining sales in select North American markets, (7) increased operating taxes of approximately $304,000 resulting from estimated tax liabilities accrued in 2009, and (8) increased income tax penalties of $125,000 recorded in 2009 related to uncertain tax positions. These increases were partially offset by (1) a reduction in expenses in connection with a legal settlement in Australia of $184,000 recorded to SG&A expenses in 2008, (2) a reduction of expenses in connection with a reduction of Mobitec Brazil’s foreign tax settlement of $266,000 recorded to SG&A expenses in 2009, and (3) a reduction of $364,000 in expenses incurred in 2008 related to the Company’s participation in the tri-annual APTA Expo in 2008.

Research and Development

Research and development expenses for 2009 decreased $422,000, or 43.3%, from $974,000 for 2008 to $552,000 for 2009. This category of expense includes internal engineering personnel and outside engineering expense for software and hardware development, sustaining product engineering, and new product development. During 2009, salaries and related costs of certain engineering personnel who were used in the development of software met the capitalization criteria of ASC Topic 985-20, Costs of Computer Software to be Sold, Leased or Marketed. The total amount of personnel and other expense capitalized in 2009 was $2.1 million as compared to $1.5 million for 2008. In aggregate, research and development expenditures in 2009 were $2.6 million as compared to aggregate expenditures of $2.5 million in 2008. This increase in research and development expenditures is attributable to the Company’s continued efforts to pursue technological enhancements to existing products and to develop new, technologically advanced products that will meet our customers’ needs. Product development based upon advanced technologies is one of the primary means by which management believes DRI differentiates itself from its competitors.

Operating Income (Loss)

The net change in our operating income was a decrease of $72,000 from net operating income of $3.9 million in 2008 to net operating income of $3.8 million in 2009. The decrease in operating income was due to higher sales and gross profit and lower research and development costs offset by higher selling, general and administrative expenses as previously described.

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

Income Tax Expense

Income tax expense was $836,000 in 2009 as compared with an income tax expense of $1.1 million in 2008. The Company’s effective tax rate was 29.7% and 36.3% in 2009 and 2008, respectively. The Company’s 29.7% effective tax rate in 2009 differed from the expected U.S. statutory rate of 34% due primarily to a correcting increase to the prior year net operating loss carryforward, lower rates on income reported in foreign tax jurisdictions, a reduction of tax liabilities for uncertain tax positions, and a decrease in the valuation allowance recorded against deferred tax assets. The Company’s 36.3% effective tax rate in 2008 differed from the expected U.S. statutory rate of 34% due primarily to higher rates on income reported in foreign tax jurisdictions and an increase in the valuation allowance recorded against deferred tax assets, partially offset by a correcting increase to the prior year net operating loss carryforward. A reconciliation of the effective tax rates for 2009 and 2008 to the expected U.S. statutory rate of 34% is provided in Note 15 to the accompanying consolidated financial statements.

Net Income (Loss) Applicable to Common Shareholders of DRI Corporation

Net income applicable to common shareholders of DRI Corporation increased $318,000 from net income of $1.2 million in 2008 to net income of $1.5 million in 2009. This increase is due to the factors previously addressed, as well as a $16,000 increase in preferred stock dividends.

Liquidity and Capital Resources

Cash Flows

The Company’s net working capital as of December 31, 2010, was $9.1 million compared to $11.8 million as of December 31, 2009. Our principal sources of liquidity from current assets included cash and cash equivalents of $1.4 million, trade and other receivables of $16.0 million and inventories of $15.1 million, and prepaids and other current assets of $1.4 million. The most significant current liabilities at December 31, 2010, included asset-based borrowings of $8.5 million, accounts payable of $8.7 million, accrued expenses and other current liabilities of $6.4 million, and the current portion of long-term debt of $944,000. The asset-based lending agreements, both foreign and domestic, are directly related to sales and customer account collections and inventory. Our domestic asset-based lending agreement was negotiated with the intent that borrowings on the revolving credit facility would be long-term debt. However, ASC Topic 470-10-45-5, Classification of Revolving Credit Agreements Subject to Lock-Box Arrangement and Subjective Acceleration Clauses, requires the Company to classify all of our outstanding debt under this agreement as a current liability. The agreement has a subjective acceleration clause, which could enable the lender to call the loan, but such language is customary in asset-based lending agreements and management does not expect the lender to use this particular clause to inhibit the Company from making borrowings as provided under the loan agreement.

Our operating activities provided net cash of $1.9 million for the year ended December 31, 2010. Sources of cash from operations primarily resulted from a decrease in trade accounts receivable of $2.6 million, a decrease in prepaids and other current assets of $1.0 million, a $89,000 increase in accrued expenses and other current liabilities, a $189,000 decrease in other receivables, a $13,000 decrease in other assets, and our net loss of $1.8 million offset by non-cash expenses of $4.4 million. Non-cash expenses were primarily related to depreciation and amortization, bad debt expense, Common Stock issued in lieu of cash compensation, stock based compensation expense, loan termination fees, inventory obsolescence charges, and impairment of other current assets (see Note 23 to the accompanying consolidated financial statements for further discussion of this impairment). Cash used in operating activities primarily resulted from an increase in inventories of $2.9 million, a decrease in accounts payable of $1.5 million, and a decrease in the foreign tax settlement of $324,000. The decrease in trade accounts receivable primarily results from lower sales in the fourth quarter of 2010 compared to the fourth quarter of 2009. The increase in inventories resulted from international customer order cancellations and delays. The additional on-hand inventory which resulted from the order cancellations includes component parts and sub-assemblies that can be sold to other customers at prices above cost and would not be considered excess or obsolete or require an adjustment from the current carrying value. The decrease in accounts payable is due to higher inventory purchases at the end of 2009 to support higher sales during the fourth quarter of 2009. The decrease in prepaids and other current assets is primarily due to a refund of advance payments to suppliers partially offset by higher excise tax credits. We consider the changes incurred in our operating assets and liabilities routine, given the number and size of orders relative to our industry and our size. We expect working capital requirements to continue to increase with growth in sales, primarily due to the timing between when we must pay suppliers and the time we receive payment from our customers.

Our investing activities used cash of $3.2 million for the year ended December 31, 2010. The primary uses of cash were for expenditures relating to internally developed software and purchases of computer, test, and office equipment. We do not anticipate any significant expenditures for, or sales of, capital equipment in the near future.

Our financing activities provided net cash of $830,000 for the year ended December 31, 2010. Sources of cash primarily resulted from net borrowings under asset-based lending agreements for both our U.S and our foreign subsidiaries as well as proceeds from the issuance of Series K Preferred stock, including collection of stock subscription receivable in January 2010. Our primary uses of cash for financing activities were payment of financing costs related to amendments of the BHC agreement and payment of dividends.

Significant Financing Arrangements

The Company’s primary source of liquidity and capital resources has been from financing activities. The Company has agreements with lenders under which revolving lines of credit have been established to support the working capital needs of our current operations. These lines of credit are as follows:

•	DR and TVna (collectively, the “Borrowers”) have in place an asset-based lending agreement (the “PNC Agreement”) with PNC Bank, National Association (“PNC”) which has a maturity date that, effective March 31, 2011, has been extended to the earlier of (a) April 30, 2012 or (b) five days prior to the maturity date of our domestic term loan with BHC Interim Funding III. DRI has agreed to guarantee the obligations of the Borrowers under the PNC Agreement. The PNC Agreement provides up to $8.0 million in borrowings under a revolving credit facility. Borrowing availability under the PNC Agreement is based upon an advance rate equal to 85% of eligible domestic accounts receivable of the Borrowers plus 75% of eligible foreign receivables of the Borrowers, limited to the lesser of $2.5 million or the amount of coverage under acceptable credit insurance policies of the Borrowers, as determined by PNC in its reasonable discretion, plus 85% of the appraised net orderly liquidation value of inventory of the Borrowers, limited to $750,000. At December 31, 2010, the outstanding principal balance on the revolving credit facility was approximately $2.8 million and remaining borrowing availability under the revolving credit facility was approximately $1.6 million.

•	Mobitec AB has credit facilities in place under agreements with Svenska Handelsbanken AB (“Handelsbanken”) pursuant to which it may currently borrow up to a maximum of 38.0 million krona, or approximately US$5.6 million (based on exchange rates at December 31, 2010) through May 31, 2011, on which date, under terms of the credit agreements, the maximum borrowing capacity will be reduced by 7.0 million krona, or approximately US$1.0 million (based on exchange rates at December 31, 2010). At December 31, 2010, borrowings due and outstanding under these credit facilities totaled 33.0 million krona (approximately US$4.9 million, based on exchange rates at December 31, 2010). Additional borrowing availability under these agreements at December 31, 2010 amounted to approximately US$733,000. These credit agreements renew annually on a calendar-year basis.

•	Mobitec GmbH has a credit facility in place under an agreement with Handelsbanken pursuant to which it may borrow up to a maximum of approximately 912,000 Euro (approximately US$1.2 million, based on exchange rates at December 31, 2010). At December 31, 2010, borrowings due and outstanding under this credit facility totaled 556,000 Euro (approximately US$737,000, based on exchange rates at December 31, 2010). Additional borrowing availability under this credit facility at December 31, 2010 amounted to approximately US$472,000. The agreement under which this credit facility is extended has an open-ended term.

In addition to the revolving lines of credit described herein, the Company has agreements under which additional loans and credit facilities have been established to provide working capital to our domestic and foreign operations as follows:

•	At December 31, 2010, pursuant to terms of a loan agreement (the “BHC Agreement”) with BHC Interim Funding III, L.P. (“BHC”), the Borrowers had an outstanding principal balance of approximately $4.8 million due on a term loan (the “Term Loan”) which had an original principal balance of a $5.0 million. The Term Loan has a maturity date that, effective April 6, 2011, has been extended to April 30, 2012.

•	At December 31, 2010, Mobitec AB had an outstanding principal balance of approximately 1.9 million krona (approximately US$277,000, based on exchange rates at December 31, 2010) due on an additional term loan under a credit agreement with Handelsbanken (the “Mobitec Loan”). The Mobitec Loan is payable in quarterly principal installments of 375,000 krona (approximately US$55,000, based on exchange rates at December 31, 2010) and matures March 31, 2012.

•	At December 31, 2010, Mobitec Brazil has outstanding borrowings from a bank in Brazil of approximately 583,000 Brazilian Real (“BRL”) (approximately US$350,000, based on exchange rates at December 31, 2010). The borrowings are secured by accounts receivable on certain export sales by Mobitec Brazil Ltda and have a term of 180 days.

•	At December 31, 2010, Mobitec Brazil had two loans payable to two banks in Brazil with an aggregate outstanding principal balance of approximately 228,000 BRL (approximately US$136,000, based on exchange rates as of December 31, 2010). One loan has a principal balance of approximately 154,000 BRL (approximately US$92,000, based on exchange rates as of December 31, 2010) and matures May 3, 2011. The other loan has an outstanding principal balance of approximately 74,000 BRL

(approximately US$44,000, based on exchange rates as of December 31, 2010) and has a maturity date of May 31, 2013.

•	At December 31, 2010, Castmaster Mobitec had two loans payable to a bank in India with an aggregate outstanding principal balance of approximately 5.0 million Indian Rupees (“INR”) (approximately US$109,000, based on exchange rates as of December 31, 2010). One loan has a principal balance of approximately 4.1 million INR (approximately US$90,000, based on exchange rates as of December 31, 2010) and matures September 7, 2012. The second loan has a principal balance of approximately 880,000 INR (approximately US$19,000, based on exchange rates as of December 31, 2010) and matures November 7, 2014.

The Company’s outstanding lines of credit and loans, and the agreements under which these credit facilities were established, are more fully described in Note 8 and Note 9 to the accompanying consolidated financial statements.

The PNC Agreement and the BHC Agreement contain certain financial covenants with which we and our subsidiaries must comply. Among the covenants contained in the PNC Agreement and BHC Agreement are requirements that we and our domestic subsidiaries maintain certain fixed charge coverage ratios, leverage ratios and EBITDA amounts as of the end of each fiscal quarter for the twelve-month period then ending. For the quarter ended September 30, 2010, we were not in compliance with the fixed charge coverage ratio or the EBITDA amount required to be maintained under terms of the PNC Agreement and the BHC Agreement. PNC and BHC agreed to amend the PNC Agreement and the BHC Agreement, respectively, to revise the fixed charge coverage ratio required to be maintained for the quarter ended September 30, 2010 to 0.70 to 1.00 and agreed to revise the trailing-twelve-month EBITDA amount required to be maintained for the quarter ended September 30, 2010 to $4,750,000. On November 12, 2010, the PNC Agreement and BHC Agreement were each amended to revise the minimum fixed charge coverage ratio, leverage ratio and EBITDA amounts required to be maintained as of the end of each of the fiscal quarters ending September 30, 2010, December 31, 2010, March 31, 2011 and June 30, 2011 as set forth below:

	Fixed Charge
Fiscal Quarter Ending:	Coverage Ratio:	Leverage Ratio:	EBITDA:

September 30, 2010	0.70 to 1.00	8.85 to 1.00	$4,750,000
December 31, 2010	0.85 to 1.00	8.25 to 1.00	$4,250,000
March 31, 2011	1.00 to 1.00	7.25 to 1.00	$5,000,000
June 30, 2011	1.05 to 1.00	7.00 to 1.00	$5,000,000

For the quarter ended September 30, 2010, we were in compliance with each of the amended financial covenants set forth above. For the quarter ended December 31, 2010, we were not in compliance with the fixed charge coverage ratio, leverage ratio or EBITDA amount required to be maintained as set forth above. PNC and BHC agreed to waive each of the covenant violations for the quarter ended December 31, 2010.

On March 31, 2011 and April 6, 2011, the PNC Agreement and BHC Agreement, respectively, were each amended to, among other things, extend the maturity date of those agreements. The maturity date of the PNC Agreement was extended to the earlier of (a) April 30, 2012 or (b) five days prior to the maturity date of the BHC Agreement. The maturity date of the BHC Agreement was extended to April 30, 2012. These amendments to the PNC Agreement and BHC Agreement also revised certain of the financial covenants with which we and our subsidiaries must comply to:

•	Establish the fixed charge coverage ratio required to be maintained as of the end of each of the fiscal quarters ending March 31, 2011, June 30, 2011, September 30, 2011, December 31, 2011 and each fiscal quarter ending thereafter as set forth below:

Fixed Charge
Fiscal Quarter Ending:	Coverage Ratio:

March 31, 2011	No Test
June 30, 2011	No Test
September 30, 2011	No Test
December 31, 2011 and each fiscal quarter ending thereafter	1.25 to 1.00

•	Establish the leverage ratio required to be maintained as of the end of each of the fiscal quarters ending March 31, 2011, June 30, 2011, September 30, 2011, December 31, 2011 and each fiscal quarter ending thereafter as set forth below;:

Fiscal Quarter Ending:	Leverage Ratio:

March 31, 2011	17.50 to 1.00
June 30, 2011	16.50 to 1.00
September 30, 2011	10.25 to 1.00
December 31, 2011 and each fiscal quarter ending thereafter	4.00 to 1.00

•	Establish the minimum, trailing-twelve-month EBITDA that must be maintained by DRI Corporation on a consolidated basis as of the end of each of the fiscal quarters ending March 31, 2011, June 30, 2011, September 30, 2011, December 31, 2011 and each fiscal quarter ending thereafter as set forth below:

Fiscal Quarter Ending:	EBITDA:

March 31, 2011	$2,750,000
June 30, 2011	$3,000,000
September 30, 2011	$5,000,000
December 31, 2011 and each fiscal quarter ending thereafter	$7,000,000

The amendment to the PNC Agreement also (a) reduced the early termination fee to $40,000 and (b) established a minimum domestic EBITDA amount that we and the Borrowers must maintain on a trailing-twelve-month basis as of the end of each of the fiscal quarters ending March 31, 2011, June 30, 2011, September 30, 2011, December 31, 2011 and each fiscal quarter ending thereafter as set forth below:

Fiscal Quarter Ending:	EBITDA:

March 31, 2011	$525,000
June 30, 2011	$625,000
September 30, 2011	$900,000
December 31, 2011 and each fiscal quarter ending thereafter	No Test

The amendment to the BHC Agreement also (a) revised the minimum Net Worth, as defined in the BHC Agreement, that we and the Borrowers must maintain, at all times during and at the end of each fiscal quarter, to $12,500,000 and (b) revised the termination fee required to be paid on each date on which any payment or prepayment of principal on the Term Loan occurs as set forth below:

Then the Amount of the
If the Payment Date is:	Termination Fee Shall Equal:

On or before June 30, 2011	$800,000
After June 30, 2011, but on or before September 30, 2011	$1,000,000
After September 30, 2011, but on or before December 30, 2011	$1,300,000
January 1, 2012 and thereafter	$1,700,000

Additionally, the amendments to the PNC Agreement and BHC Agreement (1) allow us to pay non-cash dividends consisting of additional shares of our capital stock and (2) prohibit us from paying cash dividends on any series of preferred stock until such time that we can demonstrate pro forma compliance with the fixed charge coverage ratio covenant, as amended and set forth above, for the fiscal quarter most recently ended; provided, however, if the fixed charge coverage ratio was not tested in such fiscal quarter, no such payments shall be permitted. Series K Preferred (as defined below) dividends have preference to the payment of all other dividends. Currently all Series K Preferred dividends are designated as cash dividends. With the restrictions of the PNC Agreement and BHC Agreement, as amended and described herein, the Company is effectively restricted from paying any cash or non-cash dividends on any series of preferred stock during the prohibited period defined in the preceding clause (2) because of the Series K Preferred preference. Therefore, dividends on all series of preferred stock shall be accrued in the future and not paid or issued until such prohibition under the PNC Agreement and BHC Agreement no longer exists.

We believe we will be able to comply with the financial covenants of the PNC Agreement and BHC Agreement, as amended and set forth above, but can give no assurance of such compliance.

Series K Preferred Stock

On August 16, 2010, the Company sold an aggregate of 120 shares of the Company’s Series K Senior Redeemable Convertible Preferred Stock (“Series K Preferred”) to multiple outside investors. Gross proceeds from the sale of the Series K Preferred of $600,000 were used to make a recallable equity investment in Mobitec AB.

Management Conclusion

Our liquidity is primarily measured by the borrowing availability on our domestic and international working capital lines of credit and is determined, at any point in time, by comparing our borrowing base (generally, eligible accounts receivable and inventory) to the balances of our outstanding lines of credit. Borrowing availability on our domestic and international lines of credit is driven by several factors, including the timing and amount of orders received from customers, the timing and amount of customer billings, the timing of collections on such billings, lead times and amounts of inventory purchases, and the timing of payments to vendors, primarily on payments to vendors from whom we purchase inventory. We believe the Company’s liquidity and capital resources will be sufficient to support the working capital and capital expenditure needs of our operations during fiscal year 2011.

As described herein, certain of our loan agreements contain covenants with which we and our subsidiaries must comply on a quarterly basis. We believe we will be able to comply with such loan covenants in each quarter of fiscal year 2011, though we can give no assurance of such compliance.

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

Allowance for Doubtful Accounts

Our allowance for doubtful accounts relates to trade accounts receivable. It reflects our estimate of the amount of our outstanding accounts receivable that are not likely to be collected. A significant portion of the Company’s sales are to large OEM’s or to state or local governmental units or authorities, so management expects low losses resulting from insolvency or actual inability to pay. The allowance for doubtful accounts is a periodic estimate prepared by management based upon identification of the collections of specific accounts and the overall condition of the receivable portfolios. When evaluating the adequacy of the allowance for doubtful accounts, we analyze our trade receivables, the customer relationships underlying the receivables, historical bad debts, customer concentrations, customer creditworthiness, current economic trends, and changes in customer payment terms.

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

We performed a goodwill impairment test as of December 31, 2010. We estimated fair value for each reporting unit utilizing two valuation approaches: (1) the income approach and (2) the market approach. The income approach measures the present worth of anticipated future net cash flows generated by the reporting unit. Net cash flows are forecast for an appropriate period and then discounted to present value using an appropriate discount rate. Net cash flow forecasts require analysis of the significant variables influencing revenues, expenses, working capital and capital investment and involves a number of significant assumptions and estimates. The market approach is performed by observing the price at which companies comparable to the reporting unit, or shares of those guideline companies, are bought and sold. Adjustments are made to the data to account for operational and other relevant differences between the reporting unit and the guideline companies. To arrive at estimated fair value of each reporting unit, we assigned an appropriate weighting to the value of the reporting unit calculated under of each of the two valuation approaches. The aggregate weighted fair value under the two valuation approaches is the estimated fair value of the reporting unit. Additional judgments and assumptions are made in allocating assets and liabilities to determine the carrying values for each of our reporting units. We believe the assumptions we use in estimating fair value and in determining the carrying value of our reporting units are reasonable, but are also unpredictable and inherently uncertain. At December 31, 2010, our estimated fair value of the reporting units exceeded carrying value of our reporting units thereby indicating no impairment existed. However, for our Mobitec reporting unit, the concluded fair value was only marginally higher than the carrying value. If our estimated fair value of the reporting units declines at some point in the future, the Company may be required to record an impairment charge. Actual future results may differ from those estimates.

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

Revenue Recognition

The Company recognizes revenue when all of the following criteria are met: persuasive evidence that an arrangement exists; delivery of the products or services has occurred; the selling price is fixed or determinable and collectability is reasonably assured. The Company’s transactions sometimes involve multiple element arrangements in which significant deliverables typically include hardware, installation services, and other services. Under a typical multiple element arrangement, the Company delivers the hardware to the customer first, then provides services for the installation of the hardware, followed by system set-up and/or data services. Revenue under multiple element arrangements is recognized in accordance with Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements, which amends FASB Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. ASU 2009-13 amends FASB ASC Topic 605 to eliminate the residual method of allocation for multiple-deliverable revenue arrangements and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. ASU 2009-13 also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes (1) vendor-specific objective evidence, if available, (2) third-party evidence, if vendor-specific objective evidence is not available, and (3) estimated selling price, if neither vendor-specific nor third-party evidence is available.

Each deliverable within a multiple-deliverable revenue arrangement is accounted for as a separate unit of accounting under the guidance of ASU 2009-13 if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. We consider a deliverable to have standalone value if we sell this item separately or if the item is sold by another vendor or could be resold by the customer. Deliverables not meeting the criteria for being a separate unit of accounting are combined with a deliverable that does meet that criteria. The appropriate allocation of arrangement consideration and recognition of revenue is then determined for the combined unit of accounting. Our revenue arrangements generally do not include a general right of return relative to delivered products.

Certain of our multiple-deliverable revenue arrangements include sales of software and software related services, and may include post-contract support (“PCS”) for the software products. We account for software sales in accordance with ASC Topic 985-605, Software Revenue Recognition (“ASC 985-605”) whereby the revenue from software and related services is recognized over the PCS period if PCS is the only undelivered element and we do not have vendor specific objective evidence for PCS.

Prior to fiscal year 2009 when we adopted ASU 2009-13, we accounted for multiple element arrangements in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. When more than one element was contained in a single arrangement, we allocated revenue between the elements based on acceptable fair-value-allocation methodologies, so long as each element met the criteria for treatment as a separate unit of accounting. An item was considered a separate unit of accounting if it had value to the customer on a stand-alone basis and there was objective and reliable evidence of the fair value of the undelivered items. The fair value of each undelivered element was determined, if sold separately, by the price charged or, if not sold separately, by other acceptable objective evidence. In the absence of acceptable objective evidence of the undelivered items, revenue was deferred until all items were delivered.

Service revenues are recognized upon completion of the services and include product repair not under warranty, city route mapping, product installation, training, consulting to transit authorities and funded research and development projects. Service revenues were less than 3% of total revenue for 2010, 2009, and 2008.

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718-20, Stock Compensation Awards Classified as Equity. Under ASC Topic 718-20, the Company estimates the fair value of stock options granted using the Black-Scholes option pricing model and the fair value of restricted stock granted using the market price of our Common Stock on the date of grant. The fair value is then amortized on a straight-line basis over the requisite service period of the award, which is generally the vesting term. This stock option pricing model requires the input of highly subjective assumptions, including an option’s expected life and the expected volatility of the Company’s Common Stock.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505) — Accounting for Distributions to Shareholders with Components of Stock and Cash. ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the amount of cash that all shareholders can elect to receive is considered a share issuance. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The adoption of ASU 2010-01 did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ASU 2010-28 modified Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. For public entities, the amendments in ASU 2010-28 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. We believe the adoption of ASU 2010-28 will not have a material impact on the Company’s consolidated financial statements.

Impact of Inflation

We believe that inflation has not had a material impact upon our results of operations for each of our fiscal years in the three-year period ended December 31, 2010. However, there can be no assurance that future inflation will not have an adverse impact upon our operating results and financial condition.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 8.	Financial Statements and Supplementary Data

DRI CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
DRI Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of DRI Corporation (a North Carolina Corporation) and Subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DRI Corporation and Subsidiaries as of December 31, 2010 and 2009 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Note 1 to the consolidated financial statements, effective January 1, 2009, the Company adopted new accounting guidance related to the accounting for and financial statement presentation of multiple element revenue arrangements and financial instruments indexed to the Company’s own stock.

/s/ GRANT THORNTON LLP
Charlotte, North Carolina
April 15, 2011

DRI CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE

	December 31,
	2010	2009
	(In thousands, except shares and per share amounts)

ASSETS
Current Assets
Cash and cash equivalents	$1,391	$1,800
Trade accounts receivable, net	15,678	18,192
Current portion of note receivable	86	86
Stock subscription receivable	—	670
Other receivables	300	559
Inventories, net	15,134	13,042
Prepaids and other current assets	1,389	2,930
Deferred tax assets, net	613	250

Total current assets	34,591	37,529

Property and equipment, net	7,145	5,266
Long-term portion of note receivable	—	86
Goodwill	10,398	9,793
Intangible assets, net	651	728
Other assets	1,045	890

Total assets	$53,830	$54,292

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Lines of credit	$8,454	$7,200
Loans payable	442	463
Current portion of long-term debt	944	960
Current portion of foreign tax settlement	550	561
Accounts payable	8,703	10,099
Accrued expenses and other current liabilities	6,354	6,459
Preferred stock dividends payable	19	20

Total current liabilities	25,466	25,762

Long-term debt and capital leases, net	6,239	6,572

Foreign tax settlement, long-term	—	294

Deferred tax liabilities, net	84	338

Liability for uncertain tax positions	723	380

Commitments and contingencies (Notes 7, 8, 9, 18, and 19)
Shareholders’ Equity
Series K redeemable, convertible preferred stock, $.10 par value, liquidation preference of $5,000 per share; 475 shares authorized; 439 and 299 shares issued and outstanding at December 31, 2010, and December 31, 2009, respectively; redeemable at the discretion of the Company at any time	1,957	1,341
Series E redeemable, nonvoting, convertible preferred stock, $.10 par value, liquidation preference of $5,000 per share; 80 shares authorized; 80 shares issued and outstanding at December 31, 2010, and December 31, 2009; redeemable at the discretion of the Company at any time	337	337
Series G redeemable, convertible preferred stock, $.10 par value, liquidation preference of $5,000 per share; 725 shares authorized; 536 and 480 shares issued and outstanding at December 31, 2010, and December 31, 2009, respectively; redeemable at the discretion of the Company at any time	2,398	2,118
Series H redeemable, convertible preferred stock, $.10 par value, liquidation preference of $5,000 per share; 125 shares authorized; 69 shares issued and outstanding at December 31, 2010, and December 31, 2009, respectively; redeemable at the discretion of the Company at any time	332	297
Series AAA redeemable, nonvoting, convertible preferred stock, $.10 par value, liquidation preference of $5,000 per share; 166 shares authorized; 166 shares issued and outstanding at December 31, 2010, and December 31, 2009; redeemable at the discretion of the Company at any time	830	830
Common stock, $.10 par value, 25,000,000 shares authorized; 11,838,873 and 11,746,327 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively.	1,184	1,175
Additional paid-in capital	30,374	30,393
Accumulated other comprehensive income — foreign currency translation	3,180	1,976
Accumulated deficit	(20,121)	(18,276)

Total DRI shareholders’ equity	20,471	20,191
Noncontrolling interests — Castmaster Mobitec India Private Limited	847	755

Total shareholders’ equity	21,318	20,946

Total liabilities and shareholders’ equity	$53,830	$54,292

See accompanying notes to consolidated financial statements.

DRI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except share and per share amounts)

Net sales	$87,301	$82,285	$70,559
Cost of sales	61,761	57,489	46,671

Gross profit	25,540	24,796	23,888

Operating expenses
Selling, general and administrative	24,702	20,402	19,000
Research and development	612	552	974

Total operating expenses	25,314	20,954	19,974

Operating income	226	3,842	3,914

Other income (loss)	30	(101)	188
Foreign currency gain (loss)	(276)	531	558
Interest expense	(1,488)	(1,460)	(1,433)

Total other income and expense	(1,734)	(1,030)	(687)

Income (loss) before income tax expense	(1,508)	2,812	3,227
Income tax expense	(245)	(836)	(1,096)

Net income (loss)	(1,753)	1,976	2,131
Less: Net income attributable to noncontrolling interests, net of tax	(92)	(146)	(635)

Net income (loss) attributable to DRI Corporation	(1,845)	1,830	1,496
Provision for preferred stock dividends	(553)	(319)	(303)

Net income (loss) applicable to common shareholders of DRI Corporation	$(2,398)	$1,511	$1,193

Net income (loss) per share applicable to common shareholders of DRI Corporation
Basic	$(0.20)	$0.13	$0.11

Diluted	$(0.20)	$0.13	$0.10

Weighted average number of common shares and common share equivalents outstanding
Basic	11,804,189	11,548,403	11,333,984

Diluted	11,804,189	11,715,807	11,492,473

See accompanying notes to consolidated financial statements.

DRI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	DRI Shareholders’ Equity
	Preferred stock		Common Stock				Accumulated
	Number		Number		Additional	Accum-	Other	Total DRI		Total
	of Shares	Book	of Shares	Par	Paid-in	ulated	Comprehensive	Shareholders’	Noncontrolling	Shareholders’
	Issued	Value	Issued	Value	Capital	Deficit	Income (Loss)	Equity	Interests	Equity
	(In thousands, except shares and per share amounts)

Balance as of December 31, 2007	816	$3,618	11,187,993	$1,119	$32,079	$(21,894)	$4,570	$19,492	$422	$19,914
Issuance of common stock	—	—	37,553	3	83			86		86
Issuance of Series G preferred stock dividend	34	170	—	—	—			170		170
Issuance of Series H preferred stock dividend	5	25	—	—	—			25		25
Conversion of Series AAA preferred stock	(6)	(30)	5,454	1	29			—		—
Conversion of Series E preferred stock, net of issuance costs	(5)	(18)	8,333	1	17			—		—
Conversion of convertible subordinated debenture			227,273	23	227			250		250
Amortization of convertible subordinated debenture beneficial conversion feature					54			54		54
Issuance of warrants					333			333		333
Preferred stock dividends					(303)			(303)		(303)
Dividends paid to noncontrolling interests									(205)	(205)
Stock-based compensation expense					187			187		187
Comprehensive income (loss):
Net income						1,496		1,496	635	2,131
Translation adjustment							(4,058)	(4,058)		(4,058)

Balance as of December 31, 2008	844	$3,765	11,466,606	$1,147	$32,706	$(20,398)	$512	$17,732	$852	$18,584

Cumulative effect of reclassification of warrants as a result of a new accounting requirement					(333)	292		(41)		(41)

Balance as of January 1, 2009, as adjusted	844	$3,765	11,466,606	$1,147	$32,373	$(20,106)	$512	$17,691	$852	$18,543

Issuance of common stock			80,641	8	93			101		101
Issuance of Series G preferred stock dividend	36	180						180		180
Issuance of Series H preferred stock dividend	5	25						25		25
Issuance of Series K preferred stock, net of issuance costs	299	1,341						1,341		1,341
Conversion of Series J preferred stock, net of issuance costs	(90)	(388)	199,080	20	368			—		—
Reclassification of warrants					207			207		207
Modification of warrants					31			31		31
Preferred stock dividends					(319)			(319)		(319)
Stock-based compensation expense					347			347		347
Purchase of noncontrolling interest					(2,707)			(2,707)	(243)	(2,950)
Comprehensive income:
Net income						1,830		1,830	146	1,976
Translation adjustment							1,464	1,464		1,464

Balance as of December 31, 2009	1,094	$4,923	11,746,327	$1,175	$30,393	$(18,276)	$1,976	$20,191	$755	$20,946

Issuance of common stock			49,689	5	85			90		90
Issuance of Series G preferred stock dividend	56	280						280		280
Issuance of Series H preferred stock dividend	7	35						35		35
Issuance of Series K preferred stock, net of issuance costs	155	683						683		683
Conversion of Series K preferred stock, net of issuance costs	(15)	(67)	42,857	4	63			—		—
Preferred stock dividends					(553)			(553)		(553)
Stock-based compensation expense					386			386		386
Comprehensive income (loss):
Net income (loss)						(1,845)		(1,845)	92	(1,753)
Translation adjustment, net of tax							1,204	1,204		1,204

Balance as of December 31, 2010	1,297	$5,854	11,838,873	$1,184	$30,374	$(20,121)	$3,180	$20,471	$847	$21,318

See accompanying notes to consolidated financial statements.

DRI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities
Net income (loss)	$(1,753)	$1,976	$2,131
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Deferred income taxes	(599)	46	106
Change in liability for uncertain tax positions	270	37	63
Depreciation and amortization of property and equipment	1,442	1,054	933
Amortization of intangible assets	111	115	151
Amortization of deferred financing costs	586	478	344
Amortization of debt discount	111	111	170
Amortization of beneficial conversion feature	—	—	54
Change in fair value of warrant liability	—	110	—
Loan termination fee accrual	235	243	123
Bad debt expense	302	180	176
Stock issued in lieu of cash compensation	90	101	86
Stock-based compensation expense	386	347	187
Write-down of inventory for obsolescence	275	197	156
Impairment of other current assets	1,038	—	—
Loss on disposal of fixed assets	83	20	15
Other, primarily effect of foreign currency (gain) loss and bank fees	99	(324)	(412)
Changes in operating assets and liabilities
(Increase) decrease in trade accounts receivable	2,618	(4,592)	(2,454)
(Increase) decrease in other receivables	189	(394)	3
Increase in inventories	(2,914)	(1,697)	(2,330)
(Increase) decrease in prepaids and other current assets	1,000	(1,350)	39
(Increase) decrease in other assets	13	(6)	(11)
Increase (decrease) in accounts payable	(1,492)	4,063	(416)
Increase in accrued expenses and other current liabilities	89	1,184	1,231
Decrease in foreign tax settlement	(324)	(334)	(327)

Net cash provided by operating activities	1,855	1,565	18

Cash flows from investing activities
Proceeds from sale of fixed assets	—	4	4
Purchases of property and equipment	(718)	(218)	(489)
Investments in software development	(2,452)	(2,123)	(1,551)
Acquisition of noncontrolling interest	—	(1,000)	—

Net cash used in investing activities	(3,170)	(3,337)	(2,036)

Cash flows from financing activities
Proceeds from bank borrowings and lines of credit	96,724	96,610	88,658
Principal payments on bank borrowings and lines of credit	(96,791)	(94,435)	(85,032)
Issuance of common stock	—	—	3
Proceeds from issuance of preferred stock, net of costs	1,235	825	—
Payment of debt issuance costs	—	—	(1,304)
Payment of loan amendment fees	(99)	(79)	—
Payment of dividends to noncontrolling interest	—	—	(205)
Payment of dividends on preferred stock	(239)	(111)	(110)

Net cash provided by financing activities	830	2,810	2,010
Effect of exchange rate changes on cash and cash equivalents	76	164	(123)

Net increase (decrease) in cash and cash equivalents	(409)	1,202	(131)
Cash and cash equivalents at beginning of period	1,800	598	729

Cash and cash equivalents at end of period	$1,391	$1,800	$598

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$1,236	$1,108	$896

Cash paid during the period for income taxes	$1,516	$415	$799

Supplemental disclosures of non-cash investing and financing activities:
Conversion of preferred stock to common stock	$75	$450	$55

Preferred stock issued for services	$120	$—	$—

Fair value of warrants issued in connection with new term loan	$—	$—	$333

Increase in fair value of warrants due to modification	$—	$88	$—

Acquisition of noncontrolling interest under short and long-term debt obligations	$—	$1,950	$—

Conversion of convertible subordinated debenture	$—	$—	$250

Amortization of convertible subordinated debenture beneficial conversion feature	$—	$—	$54

Purchase of equipment under capital lease obligation	$—	$27	$21

Purchase of automobile under long-term debt obligation	$49	$—	$—

Preferred stock dividends	$315	$205	$195

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and Summary of Significant Accounting Policies

Organization and Liquidity

DRI Corporation (“DRI”, “Company”, “we”, “our”, or “us”) was incorporated in 1983 as Digital Recorders, Inc. and became a public company through an initial public offering in November 1994. In June 2007, our shareholders approved changing the Company’s name to DRI Corporation. DRI’s common stock, $0.10 par value per share (the “Common Stock”), trades on the NASDAQ Capital Market® under the symbol “TBUS.”

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

Our liquidity is primarily measured by the borrowing availability on our domestic and international revolving lines of credit and is determined, at any point in time, by comparing our borrowing base (generally, eligible accounts receivable and inventory) to the balances of our outstanding lines of credit. Borrowing availability on our domestic and international lines of credit is driven by several factors, including the timing and amount of orders received from customers, the timing and amount of customer billings, the timing of collections on such billings, lead times and amounts of inventory purchases, and the timing of payments to vendors, primarily on payments to vendors from whom we purchase inventory. We believe the Company’s liquidity and capital resources will be sufficient to support the working capital and capital expenditure needs of our operations during fiscal year 2011.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At times, the Company places temporary cash investments with high credit quality financial institutions in amounts that may be in excess of Federal Deposit Insurance Corporation insurance limits. During 2010, temporary cash investments were as high as $1.4 million.

Revenue Recognition

The Company recognizes revenue when all of the following criteria are met: persuasive evidence that an arrangement exists; delivery of the products or services has occurred; the selling price is fixed or determinable and collectability is reasonably assured. The Company’s transactions sometimes involve multiple element arrangements in which significant deliverables typically include hardware, installation services, and other services. Under a typical multiple element arrangement, the Company delivers the hardware to the customer first, then provides services for the installation of the hardware, followed by system set-up and/or data services. Revenue under multiple element arrangements is recognized in accordance with Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements, which amends FASB Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. ASU 2009-13 amends FASB ASC Topic 605 to eliminate the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. ASU 2009-13 also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes (1) vendor-specific objective evidence, if available, (2) third-party evidence, if vendor-specific objective evidence is not available, and (3) estimated selling price, if neither vendor-specific nor third-party evidence is available.

Each deliverable within a multiple-deliverable revenue arrangement is accounted for as a separate unit of accounting under the guidance of ASU 2009-13 if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. We consider a deliverable to have standalone value if we sell this item separately or if the item is sold by another vendor or could be resold by the customer. Deliverables not meeting the criteria for being a separate unit of accounting are combined with a deliverable that does meet that criteria. The appropriate allocation of arrangement consideration and recognition of revenue is then determined for the combined unit of accounting. Our revenue arrangements generally do not include a general right of return relative to delivered products.

Certain of our multiple-deliverable revenue arrangements include sales of software and software related services, and may include post-contract support (“PCS”) for the software products. We account for software sales in accordance with ASC Topic 985-605, Software Revenue Recognition (“ASC 985-605”) whereby the revenue from software and related services is recognized over the PCS period if PCS is the only undelivered element and we do not have vendor specific objective evidence for PCS.

Prior to fiscal year 2009 when we adopted ASU 2009-13, we accounted for multiple element arrangements in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables” When more than one element was contained in a single arrangement, we allocated revenue between the elements based on acceptable fair-value-allocation methodologies, so long as each element met the criteria for treatment as a separate unit of accounting. An item was considered a separate unit of accounting if it had value to the customer on a stand-alone basis and there was objective and reliable evidence of the fair value of the undelivered items. The fair value of each undelivered element was determined, if sold separately, by the price charged or, if not sold separately, by other acceptable objective evidence. In the absence of acceptable objective evidence of the undelivered items, revenue was deferred until all items were delivered.

Service revenues are recognized upon completion of the services and include product repair not under warranty, city route mapping, product installation, training, consulting to transit authorities, and funded research and development projects. Service revenues were less than 3% of total revenue for 2010, 2009, and 2008.

We generate a significant portion of our sales from a relatively small number of key customers, the composition of which may vary from year to year. Historically, such key customers have been transit bus

OEM’s. In 2010, 2009 and 2008, our top five customers accounted for 35.1%, 36.0%, and 33.4%, respectively, of total annual sales. For the year ended December 31, 2010, there was one customer, a transit bus original equipment manufacturer, to whom net sales comprised 10.7% of consolidated net sales. The same customer also held an accounts receivable balance that comprised 10.8% of consolidated accounts receivable at December 31, 2010. For the year ended December 31, 2009, there were no customers to whom net sales comprised at least 10% of consolidated net sales or who had accounts receivable balances greater than 10% of consolidated accounts receivable. For the year ended December 31, 2008, there was one customer to whom net sales comprised 10.8% of consolidated net sales. Because we sell our products to a limited set of customers, we can experience concentration of revenue with related credit risk, both of which are a function of the orders we receive in any given period of time. Loss of one or more of these key customers could have an adverse impact, possibly material, on the Company.

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

For goodwill, the impairment evaluation includes a comparison of the carrying value of the reporting unit (including goodwill) to that reporting unit’s fair value. If the reporting unit’s estimated fair value exceeds the reporting unit’s carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceed the unit’s carrying value, then an additional analysis is performed to allocate the fair value of the reporting unit to all of the assets and liabilities of that unit as if that unit had been acquired in a business combination. If the implied fair value of the reporting unit goodwill is less than the carrying value of the unit’s goodwill, an impairment charge is recorded for the difference. To date, management has determined that no impairment of goodwill exists. However, for our Mobitec reporting unit, the concluded fair value was only marginally higher than the carrying value. If our estimated fair value of the reporting units declines at some point in the future, the Company may be required to record an impairment charge. Actual future results may differ from those estimates.

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

Research and Development Costs

Research and development costs relating principally to product development are charged to operations as incurred. Research and development costs were $612,000, $552,000 and $974,000 in 2010, 2009, and 2008 respectively. Upon the establishment of technological feasibility, the Company capitalizes salaries and related costs of certain engineering personnel incurred in the development of software. In addition, the Company capitalizes material interest costs incurred during the period of software development. The amounts capitalized were $2.4 million, $2.1 million and $1.5 million in 2010, 2009 and 2008, respectively. These amounts include interest costs of $103,000, $71,000 and $77,000 in 2010, 2009 and 2008, respectively.

Advertising Costs

Advertising costs are charged to operations as incurred. Advertising costs were $719,000, $463,000 and $223,000 in 2010, 2009, and 2008, respectively.

Shipping and Handling Fees and Costs

The Company includes in net sales all shipping and handling fees billed to customers. Shipping and handling costs associated with outbound freight are included in cost of sales and totaled $2.2 million, $1.3 million and $1.1 million in 2010, 2009, and 2008, respectively.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. Stock-based compensation costs for stock options and restricted stock are recognized on a straight-line basis.

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

Realized gains and losses generally result from trade and intercompany accounts receivable and accounts payable denominated in foreign currencies and foreign loans and notes payable denominated in U.S. dollars. The amounts of gains/(losses) for the years ended December 31, 2010, 2009, and 2008 were ($276,000), $531,000, and $558,000, respectively.

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

Fair Value of Assets and Liabilities

The Company adopted ASC Topic 820-10, Fair Value Measurements and Disclosures, as it relates to non-financial assets and liabilities on January 1, 2009. ASC Topic 820-10, among other things, establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels which distinguish between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The level in the fair value hierarchy within which the respective fair value measurement falls is determined based on the lowest level input that is significant to the measurement in its entirety. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities, Level 2 inputs are other than quotable market prices included in Level 1 that are observable for the asset or liability either directly or indirectly through corroboration with observable market data. Level 3 inputs are unobservable inputs for the assets or liabilities that reflect management’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

The Company does not engage in hedging activities and historically has not used derivative instruments. In conjunction with a loan agreement pursuant to which a $5.0 million term loan was obtained in June 2008, the Company issued the lender warrants to purchase up to 350,000 shares of the Company’s Common Stock. These warrants were determined to be a derivative instrument based on the definition within ASC Topic 815-40, Derivatives and Hedging — Contracts in Entity’s own Equity. Pursuant to the adoption of new accounting requirements, as of January 1, 2009, the fair value of these warrants was reclassified from equity to a current liability and a cumulative effect adjustment to retained earnings of $292,000 was recorded for the change in the fair value of the warrants. Through June 30, 2009, the fair value of the warrants were periodically remeasured using a Black-Scholes valuation model with Level 1 and Level 2 inputs and changes in fair value of the warrants were recognized in other income (loss) in the consolidated financial statements. Effective July 1, 2009, at which time the warrants had a fair value of $207,000, an amendment was executed to the warrant agreement (see Note 13 for further discussion of this amendment) which resulted in the classification of these warrants changing from a derivative instrument to an equity instrument. Accordingly, at July 1, 2009, the fair value of these warrants was reclassified from accrued expenses and other current liabilities to additional paid-in capital in the accompanying consolidated balance sheet and, as of July 1, 2009, periodic remeasurement of the fair value of the warrants was no longer required. For the year ended December 31, 2009, other income (loss) of approximately ($110,000) was recorded to recognize the change in fair value of these warrants. As of December 31, 2010, the Company had no derivative instruments.

The Company’s only non-financial asset evaluated using fair value measurements on a recurring basis is goodwill. This non-financial asset is evaluated for impairment annually on the Company’s measurement date at the reporting unit level using Level 3 inputs. For most assets, including goodwill, ASC Topic 820-10 requires that the impact of changes resulting from its application be applied prospectively in the year in which the statement is initially applied. The Company’s measurement date for its goodwill is December 31, 2010. As of that date, it was determined no impairment existed and no events have occurred subsequent to December 31, 2010 that would indicate an impairment of goodwill has occurred.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged between willing parties other than in a forced sale or liquidation. We believe the carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their estimated fair values at December 31, 2010 due to their short maturities. We believe the carrying value of our lines of credit and loans payable approximate the estimated fair value for debt with similar terms, interest rates, and remaining maturities currently available to companies with credit ratings similar to the Company at December 31, 2010. As of December 31, 2010, the carrying value and estimated fair value of our long-term debt were $6.6 million and $5.9 million, respectively. The estimate of fair value of our long-term debt is based on debt with similar terms, interest rates, and remaining maturities currently available to companies with similar credit ratings at December 31, 2010.

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

	Year Ended December 31,
	2010	2009	2008

Balance at beginning of period	$805	$495	$491
Additions charged to costs and expenses	256	399	236
Deductions	(292)	(156)	(164)
Foreign exchange translation (gain) loss	40	67	(68)

Balance at end of period	$809	$805	$495

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505) — Accounting for Distributions to Shareholders with Components of Stock and Cash. ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the amount of cash that all shareholders can elect to receive is considered a share issuance. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The adoption of ASU 2010-01 did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ASU 2010-28 modified Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. For public entities, the amendments in ASU 2010-28 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. We believe the adoption of ASU 2010-28 will not have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the 2009 financial statements to conform to the presentation used in the 2010 financial statements. These reclassifications have no effect on net income or stockholders’ equity as previously presented.

(2)	Mobitec Brazil Ltda

Pursuant to terms of a Quota Purchase Agreement entered into on July 22, 2009 and amended September 17, 2009 (the “Purchase Agreement”), Mobitec EP acquired the remaining fifty percent (50%) of the issued and outstanding interests of Mobitec Brazil for an aggregate consideration of US$2.95 million. Payment of the consideration was separated into (a) US$1.0 million payable within 10 days of the official registration of the transfer of interests to Mobitec EP with the Brazilian governmental Board of Trade and (b) a promissory note for US$1.95 million (the “Promissory Note”). Per terms of the Purchase Agreement, as amended, the acquisition by Mobitec EP of the remaining fifty percent (50%) of the interests of Mobitec Brazil was effective July 1, 2009, the date upon which the Company assumed full control of the business. The official registration of the transfer of interests with the governmental Board of Trade occurred on November 16, 2009 and payment of US$1.0 million under terms of the Purchase Agreement was made on November 19, 2009.

The Promissory Note is unsecured and obligates Mobitec EP to make twelve (12) successive fixed quarterly principal payments of $162,500 within thirty (30) days after the close of each calendar quarter with the last quarterly principal payment due within thirty (30) days after the close of the quarter ending September 30, 2012. The unpaid principal balance of the Promissory Note bears simple interest at a rate of five percent (5%) per annum, which will be payable quarterly on each date on which a quarterly principal payment is due. Mobitec EP will have the right, at its discretion, with certain interest rate provisions applied, to not make up to two such quarterly principal payments, provided such two quarterly principal payments are not consecutive (with such amounts to bear interest therefrom at a rate of nine percent (9%) per annum) and to defer such quarterly principal payments to the end date of the Promissory Note. Mobitec EP elected to not make the quarterly principal payment that was due July 30, 2010. The missed principal payment will be deferred until the end date of the Promissory Note and will bear interest at an annual rate of 9%. Mobitec EP has made all other quarterly principal payments that are due under the terms of the Promissory Note. The principal balance of approximately $1.5 million outstanding on the Promissory Note at December 31, 2010 is included in long-term debt in the accompanying consolidated balance sheet.

In accordance with ASC Topic 810-10-65, Non-Controlling Interests in Consolidated Financial Statements, effective July 1, 2009, we recorded the acquisition of the 50% interests in Mobitec Brazil, as described herein, as an equity transaction, whereby the difference between the aggregate consideration of $2.95 million and the carrying value of non-controlling interests in Mobitec Brazil as of July 1, 2009 of $243,000 was recorded as additional paid-in capital.

(3)	Goodwill and Other Intangible Assets

The Company recorded goodwill in connection with its acquisition of Mobitec. The Company completed its annual goodwill impairment evaluations as of December 31, 2010 and has concluded that no impairment exists. Therefore, as a result of this impairment evaluation and impairment evaluations as of December 31, 2009 and 2008 completed in prior years, no impairment charges were recorded during the years ended December 31, 2010, 2009, and 2008.

The change in the carrying amount of goodwill for the years ended December 31, 2010, 2009, and 2008 is as follows:

(In thousands)

Balance as of January 1, 2008	$11,033
Effect of exchange rates	(1,999)

Balance as of December 31, 2008	9,034
Effect of exchange rates	759

Balance as of December 31, 2009	9,793
Effect of exchange rates	605

Balance as of December 31, 2010	$10,398

The composition of the Company’s intangible assets and the associated accumulated amortization as of December 31, 2010 and 2009 is as follows:

	Weighted	December 31, 2010			December 31, 2009
	Average	Gross		Net	Gross		Net
	Remaining Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
(In thousands)

Intangible assets subject to amortization:
Customer lists	5.55	$1,759	$1,108	$651	$1,666	$938	$728

The aggregate amount of amortization expense for the years ended December 31, 2010, 2009, and 2008 was $111,000, $115,000, and $151,000, respectively. Amortization expense for the five succeeding years is estimated to be $117,000 for each of the years ending December 31, 2011 through December 31, 2015.

The difference in the gross carrying amount from 2009 to 2010 is due to fluctuations in foreign currencies.

(4)	Accounts Receivable

	December 31,
	2010	2009
	(In thousands)

Trade accounts receivable	$15,985	$18,465
Less: allowance for doubtful accounts	(307)	(273)

	$15,678	$18,192

(5)	Property and Equipment

	Estimated
	Depreciable	December 31,
	Lives (Years)	2010	2009
		(In thousands)

Leasehold improvements	3 - 10	$370	$306
Automobiles	4 - 6	382	387
Computer and telecommunications equipment	2 - 5	1,223	1,137
Software	5	9,335	7,163
Test equipment	3 - 7	180	144
Furniture and fixtures	2 - 10	2,939	2,331
Software projects in progress		1,732	1,245

		16,161	12,713
Less accumulated depreciation and amortization		(9,016)	(7,447)

Total property and equipment, net		$7,145	$5,266

The aggregate amount of depreciation and amortization expense for the years ended December 31, 2010, 2009, and 2008 was $1.4 million, $1.1 million, and $933,000, respectively.

The Company has $4.0 million and $3.0 million in unamortized computer software costs as of December 31, 2010 and 2009, respectively. The expense related to the amortization of capitalized computer software costs for the years ended December 31, 2010, 2009, and 2008, which is included in the depreciation and amortization amount above, was $1.0 million, $679,000, and $524,000, respectively.

(6)	Inventories

	December 31,
	2010	2009
	(In thousands)

Raw materials and system components	$11,962	$8,924
Work in process	17	35
Finished goods	3,155	4,083

Total inventories, net	$15,134	$13,042

(7)	Leases

The Company leases its premises and certain office equipment under various operating leases that expire at various times through 2020. Rent and lease expense under these operating leases was $1.3 million, $994,000, and $881,000 for 2010, 2009, and 2008, respectively. Three agreements under which the Company leases office space and warehouse facilities require escalating payments over the term of the leases. The Company records rent expense under these leases on a straight-line basis.

The Company has capital lease obligations for a truck that expires in 2013 and a copier that expires in 2012. Assets under capital lease included in property and equipment consisted of $59,000 and $55,000 of cost less accumulated depreciation of $29,000 and $15,000 as of December 31, 2010 and 2009, respectively.

At December 31, 2010, future minimum lease payments under the non-cancelable operating leases and the future minimum lease payments and present value of the capital leases are as follows:

	Capital	Operating
	Leases	Leases
	(In thousands)

Year Ending December 31,
2011	$19	$1,140
2012	14	1,160
2013	2	1,017
2014	—	774
2015	—	615
Thereafter	—	1,612

Total future minimum lease payments	35	$6,318

Less amount representing interest (9% interest)	(4)

Present value of future minimum capital lease payments	31
Less current portion	(17)

Long-term portion	$14

(8)	Lines of Credit and Loans Payable

a)	Domestic lines of credit and loan payable

Our wholly-owned subsidiaries Digital Recorders, Inc. and TwinVision of North America, Inc. (collectively, the “Borrowers”) have in place an asset-based lending agreement (the “PNC Agreement”) with PNC Bank, National Association (“PNC”), which provides up to $8.0 million in borrowings under a revolving credit facility. DRI has agreed to guarantee the obligations of the Borrowers under the PNC Agreement. Borrowing availability under the PNC Agreement is based upon an advance rate equal to 85% of eligible domestic accounts receivable of the Borrowers, plus 75% of eligible foreign receivables of the Borrowers, limited to the lesser of $2.5 million or the amount of coverage under Acceptable Credit Insurance Policies (as defined in the PNC Agreement, as amended) that the Borrowers have with respect to eligible foreign receivables, as determined by PNC in its reasonable discretion, plus 85% of the appraised net orderly liquidation value of inventory of the Borrowers, limited to $750,000. The PNC Agreement provides for one of two possible interest rates on borrowings: (1) an interest rate based on the rate (the “Eurodollar Rate”) at which U.S. dollar deposits are offered by leading banks in the London interbank deposit market (a “Eurodollar Rate Loan”) or (2) interest at a rate (the “Domestic Rate”) based on either (a) the base commercial lending rate of PNC, or (b) the open rate for federal funds transactions among members of the Federal Reserve System, as determined by PNC (a “Domestic Rate Loan”). The actual annual interest rate for borrowings under the PNC Agreement is (a) the Eurodollar Rate plus 3.25% for a Eurodollar Rate Loan and (b) the Domestic Rate plus 1.75% for Domestic Rate Loans. Interest is calculated on the principal amount of borrowings outstanding, subject to a minimum principal amount of $3.5 million. The PNC Agreement contains certain covenants and provisions with which we and the Borrowers must comply on a quarterly basis. If all outstanding obligations under the PNC Agreement are paid before the maturity date, the Borrowers will be obligated to pay an early termination fee. At December 31, 2010, the outstanding principal balance on the revolving credit facility was approximately $2.8 million and are reflected as lines of credit in the accompanying consolidated balance sheet. Remaining borrowing availability under the revolving credit facility was approximately $1.6 million. See Note 24 for disclosure of an amendment to the PNC Agreement which was executed subsequent to December 31, 2010.

Pursuant to terms of a loan agreement (the “BHC Agreement”) with BHC Interim Funding III, L.P. (“BHC”), the Borrowers have outstanding a $4.8 million term loan (the “Term Loan”) and are reflected as long-term debt in the accompanying consolidated balance sheet. DRI agreed to guarantee the Borrowers’ obligations under the BHC Agreement. The Term Loan bears interest at an annual rate of 12.75% and is secured by substantially all tangible and intangible assets of the Company. Additionally, the Term Loan is secured by a pledge of all outstanding common stock of the Borrowers and Robinson Turney International, Inc. and a pledge of 65% of the outstanding common stock of all foreign subsidiaries other than Mobitec Pty, Castmaster Mobitec and Mobitec Far East. The BHC Agreement contains certain covenants and provisions with which we and the Borrowers must comply on a quarterly basis and subjects the Borrowers to a termination fee that escalates over time, the amount of which is dependent upon the date of repayment of the outstanding principal balance. We are accruing the termination fee that would be due at maturity ratably over the term of the BHC Agreement. At December 31, 2010, the balance of the termination fee accrual was approximately $581,000 and is included in long-term debt in the accompanying consolidated balance sheets. See Note 24 for disclosure of an amendment to the BHC Agreement which was executed subsequent to December 31, 2010.

The PNC Agreement and the BHC Agreement contain certain financial covenants with which we and our subsidiaries must comply. Among the covenants contained in the PNC Agreement and BHC Agreement are requirements that we and our domestic subsidiaries maintain certain fixed charge coverage ratios, leverage ratios and EBITDA amounts as of the end of each fiscal quarter for the twelve-month period then ending. For the quarter ended September 30, 2010, we were not in compliance with the fixed charge coverage ratio or the EBITDA amount required to be maintained under terms of the PNC Agreement and the BHC Agreement. PNC and BHC agreed to amend the PNC Agreement and the BHC Agreement, respectively, to revise the fixed charge coverage ratio required to be maintained for the quarter ended September 30, 2010 to 0.70 to 1.00 and agreed to revise the trailing-twelve-month EBITDA amount required to be maintained for the quarter ended September 30, 2010 to $4,750,000. On November 12, 2010, the PNC Agreement and BHC Agreement were each amended to revise the minimum fixed charge coverage ratio, leverage ratio and EBITDA amounts required to be maintained as of the end of each of the fiscal quarters ending September 30, 2010, December 31, 2010, March 31, 2011 and June 30, 2011 as set forth below.

	Fixed Charge
Fiscal Quarter Ending:	Coverage Ratio:	Leverage Ratio:	EBITDA:

September 30, 2010	0.70 to 1.0	8.85 to 1.0	$4,750,000
December 31, 2010	0.85 to 1.0	8.25 to 1.0	$4,250,000
March 31, 2011	1.00 to 1.0	7.25 to 1.0	$5,000,000
June 30, 2011	1.05 to 1.0	7.00 to 1.0	$5,000,000

For the quarter ended September 30, 2010, we were in compliance with each of the amended financial covenants set forth above. For the quarter ended December 31, 2010, we were not in compliance with the fixed charge coverage ratio, leverage ratio or EBITDA amount required to be maintained as set forth above. PNC and BHC agreed to waive each of the covenant violations for the quarter ended December 31, 2010. See Note 24 for further disclosure of these waivers and amendments to the PNC Agreement and BHC Agreement which were executed subsequent to December 31, 2010 and which, among other things, revised certain of the financial covenants with which we must comply.

b)	International lines of credit and loans payable

Mobitec AB, the Company’s wholly-owned Swedish subsidiary, has in place agreements with Svenska Handelsbanken AB (“Handelsbanken”) under which working capital credit facilities have been established. At December 31, 2010, borrowing capacity on these credit facilities amounted to 38.0 million Swedish Krona (“SEK”) (approximately US$5.6 million, based on exchange rates at December 31, 2010). The annual interest rate on these credit facilities is Tomorrow Next Stockholm Interbank Offered Rate (“T/N STIBOR”) plus 4.20%. At December 31, 2010, borrowings due and outstanding under these credit facilities totaled 33.0 million SEK (approximately US$4.9 million, based on exchange rates at December 31, 2010) and are reflected as lines of credit in the accompanying consolidated balance sheet. Additional borrowing availability under these agreements at December 31, 2010, amounted to approximately US$733,000. These credit agreements renew annually on a calendar-year basis. See Note 24 for disclosure of amendments to certain of these credit agreements.

At December 31, 2010, Mobitec AB had an outstanding principal balance of 1.9 million SEK (approximately US$277,000, based on exchange rates at December 31, 2010) due on a term loan (the “Mobitec Term Loan”) under a credit agreement with Handelsbanken which matures March 31, 2012. The outstanding principal balance due on the Mobitec Term Loan is reflected as long-term debt in the accompanying consolidated balance sheet.

Mobitec GmbH, the Company’s wholly-owned subsidiary in Germany, has a credit facility in place under an agreement with Handelsbanken pursuant to which a maximum of 912,000 Euro (“EUR”) (approximately US$1.2 million, based on exchange rates at December 31, 2010) can be borrowed. At December 31, 2010, borrowings due and outstanding under this credit facility totaled 556,000 EUR (approximately US$737,000, based on exchange rates at December 31, 2010) and are reflected as lines of credit in the accompanying consolidated balance sheet. Additional borrowing availability under this credit facility at December 31, 2010, amounted to approximately US$472,000. The agreement under which this credit facility is extended has an open-ended term and allows Handelsbanken to terminate the credit facility at any time.

At December 31, 2010, Mobitec Brazil has outstanding borrowings from Banco do Brasil S.A. of approximately 583,000 Brazilian Real (“BRL”) (approximately US$350,000, based on exchange rates at December 31, 2010). The borrowings are secured by accounts receivable on certain export sales by Mobitec Brazil, bear interest at 4.98%, and have a term of 180 days. These borrowings are included in loans payable on the accompanying consolidated balance sheet.

At December 31, 2010, Mobitec Brazil had two additional loans payable to two banks in Brazil with an aggregate outstanding principal balance of approximately 228,000 BRL (approximately US$136,000, based on exchange rates at December 31, 2010). One loan, payable to Banco do Brasil S.A., has a principal balance of approximately 154,000 BRL (approximately US$92,000, based on exchange rates at December 31, 2010), bears interest at 4.26% and matures May 3, 2011. The outstanding principal balance due on this loan is included in loans payable in the accompanying consolidated balance sheet. The other loan, payable to Banco Finasa, has an outstanding principal balance of approximately 74,000 BRL (approximately US$44,000, based on exchange rates at December 31, 2010), bears interest at 20.10% and has a maturity date of May 31, 2013. The outstanding principal balance due on this loan is included in long-term debt in the accompanying consolidated balance sheet.

At December 31, 2010, Mobitec EP had an outstanding balance of approximately $1.5 million due on a promissory note entered into in connection with the execution of the Purchase Agreement for the 2009 acquisition of the remaining fifty percent (50%) of the issued and outstanding interests of Mobitec Brazil. See Note 2 for disclosure of the terms of this promissory note. The outstanding principal balance due on this loan is included in long-term debt in the accompanying consolidated balance sheet.

At December 31, 2010, Castmaster Mobitec had two loans payable to HDFC Bank in India with an aggregate outstanding principal balance of approximately 5.0 million Indian rupees (“INR”) (approximately US$109,000, based on exchanges rates at December 31, 2010). One loan has a principal balance of approximately 4.1 million INR (approximately US$90,000, based on exchange rates as of December 31, 2010), bears interest at an annual rate of 8.0%, and matures on September 7, 2012. The second loan has a principal balance of approximately 880,000 INR (approximately US$19,000, based on exchange rates as of December 31, 2010), bears interest at an annual rate of 9.51%, and matures on November 7, 2014. The outstanding principal balance due on these loans is included in long-term debt in the accompanying consolidated balance sheet.

Domestic and international lines of credit consist of the following:

	December 31,
	2010	2009
	(In thousands)

Line of credit with PNC Bank, National Association dated June 30, 2008; secured by all tangible and intangible U.S. assets of the Company; bears average interest rate of 5.00% and 5.00% in 2010 and 2009, respectively (see Note 24 for additional disclosure)	$2,841	$3,786
Line of credit with Svenska Handelsbanken AB; renews annually on a calendar- year basis; secured by certain assets of the Swedish subsidiary, Mobitec AB; bears average interest rate of 4.48% and 3.53% in 2010 and 2009, respectively	2,301	—
Line of credit with Svenska Handelsbanken AB; renews annually on a calendar- year basis; secured by accounts receivable of the Swedish subsidiary, Mobitec AB; bears average interest rate of 4.59% and 4.83% in 2010 and 2009, respectively	2,575	2,047
Line of credit with Svenska Handelsbanken AB dated June 23, 2004; open-ended term; secured by accounts receivable and inventory of the German subsidiary, Mobitec GmbH; bears average interest rate of 4.39% and 3.48% in 2010 and 2009, respectively	737	1,367

Total lines of credit	$8,454	$7,200

(9)	Long-Term Debt

Long-term debt at December 31, 2010, and 2009 consists of the following:

	December 31,
	2010	2009
	(In thousands)

Term loan with BHC Interim Funding III, L.P., dated June 30, 2008; secured by substantially all tangible and intangible assets of the Company; bears interest rate of 12.75%. (see Note 24 for additional disclosure)	$4,750	$4,750
Term loan with Svenska Handelsbanken AB, dated June 30, 2008; payable in quarterly installments of $55,350; secured by accounts receivable and inventory of the Swedish subsidiary, Mobitec AB; bears average interest rate of 6.24% and 7.32% in 2010 and 2009, respectively	277	470
Term loan with Roberto Demore, dated August 31, 2009; payable in quarterly installments of $162,500; unsecured; bears interest rate of 5.0%	1,463	1,950
Term loan with HDFC Bank, dated October 5, 2009; payable in monthly installments of $4,603, inclusive of interest at 8.0%	90	132
Term loan with HDFC Bank, dated November 14, 2009; payable in monthly installments of $497, inclusive of interest at 9.51%	19	22
Term loan with Banco Finesa, dated May 28, 2010; payable in monthly installments of $1,912, inclusive of interest at 20.10%	44	—

Total long-term debt	6,643	7,324
Term loan termination fee accrual	581	346
Less current portion	(944)	(960)
Less debt discount	(55)	(166)

	6,225	6,544
Long-term portion of capital leases	14	28

Total long-term debt and capital leases, less current portion	$6,239	$6,572

Interest expense was $1.5 million, $1.5 million, and $1.4 million for the years ended December 31, 2010, 2009, and 2008, respectively.

The repayment amounts of long-term debt are due as follows (in thousands):

Year Ending December 31,	Amount
(In thousands)

2011	$944
2012	5,682
2013	11
2014	6
2015	—
Thereafter	—

Total	$6,643

The date of repayment of the outstanding principal balance of the Term Loan under the BHC Agreement as of December 31, 2010 included in the foregoing table is based on the extended maturity date of the BHC Agreement as disclosed in Note 24.

(10)	Accrued Expenses and Other Current Liabilities

	December 31,
	2010	2009
	(In thousands)

Salaries, commissions, and benefits	$2,516	$2,024
Taxes — payroll, sales, income, and other	1,375	1,967
Warranties	809	805
Current portion of capital leases	17	15
Interest payable	135	166
Deferred revenue	639	557
Customer rebates and credits	320	404
Other	543	521

Total accrued expenses and other current liabilities	$6,354	$6,459

(11)	Preferred Stock

On February 2, 2010 and August 16, 2010, the Company’s board of directors adopted amendments to DRI’s Amended and Restated Articles of Incorporation, as amended, pursuant to which authorized shares of preferred stock of the Company, par value $0.10 per share, are designated as follows: 166 shares are designated as Series AAA Redeemable, Nonvoting Preferred Stock (“Series AAA Preferred”), 30,000 shares are designated as Series D Junior Participating Preferred Stock (“Series D Preferred”), 80 shares are designated as Series E Redeemable Nonvoting Convertible Preferred Stock (“Series E Preferred”), 725 shares are designated as Series G Convertible Preferred Stock (“Series G Preferred”), 125 shares are designated as Series H Convertible Preferred Stock (“Series H Preferred”), 475 shares are designated as Series K Senior Convertible Preferred Stock (“Series K Preferred”), and 4,968,429 shares remain undesignated. As of December 31, 2010, we had outstanding 166 shares of Series AAA Preferred with a liquidation value of $830,000, 80 shares of Series E Preferred with a liquidation value of $400,000, 536 shares of Series G Preferred with a liquidation value of $2.7 million, 76 shares of Series H Preferred with a liquidation value of $380,000, and 439 shares of Series K Preferred with a liquidation value of $2.2 million and, in each case, plus accrued but unpaid dividends. There are no shares of Series D Preferred outstanding.

Series K Preferred

On October 26, 2009 and December 31, 2009, the Company sold an aggregate of 299 shares of Series K Preferred, par value $0.10 per share, to multiple outside investors pursuant to a subscription agreement with each investor. Each share of Series K Preferred has a liquidation preference of $5,000 per share (the “Liquidation Preference”). Gross proceeds to the Company were $1.5 million, of which $250,000 were applied toward partial payment of the Term Loan with BHC and the remaining proceeds were used for general corporate working capital purposes. The Company recorded $154,000 of Series K Preferred issuance costs incurred as of December 31, 2009 as a reduction of the carrying value of the Series K Preferred.

On January 5, 2010, the Company sold an additional 11 shares of Series K Preferred to two investors pursuant to a subscription agreement with each investor. Gross proceeds of $55,000 were used for general corporate working capital purposes. Additionally, on January 5, 2010, the Company issued an aggregate of 24 shares of the Series K Preferred to a placement agent as consideration for such agent’s services to the Company in connection with the placement of the 310 shares of Series K Preferred described herein.

On April 27, 2010, 15 shares of Series K Preferred with a liquidation value of $75,000 were converted into 42,857 shares of the Company’s Common Stock.

On August 16, 2010, the Company sold an additional 120 shares of Series K Preferred to multiple outside investors pursuant to a subscription agreement with each investor. The aggregate proceeds to the Company from this offering were $600,000, which were used to make a recallable equity investment in Mobitec AB.

In addition to the subscription agreement entered into with each Series K Preferred investor, the Company entered into a registration rights agreement with each Series K Preferred investor pursuant to which the Company agreed that upon written demand from each Series K Preferred investor, the Company will register the shares of Series K Preferred issued to the Series K Preferred investor pursuant to the subscription agreement (the “Registrable Securities”) for resale by the Series K Preferred investor under the Securities Act of 1933, as amended (the “Securities Act”). The Company also agreed that it will register the Registrable Securities if the Company registers any of its securities under the Securities Act in connection with a public offering of the Company’s Common Stock during the one (1) year period following the issuance date of the Series K Preferred to each investor.

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

Series E Preferred

Series E Preferred is convertible at any time into shares of Common Stock at a conversion price of $3.00 per share of Common Stock, subject to certain adjustments, and, prior to conversion, does not entitle the holders to any voting rights, except as may be required by law. The Company does not have the right to require conversion. Holders of Series E Preferred are entitled to receive cumulative quarterly dividends, when and if declared by the Board of Directors, at the rate of 7% per annum on the liquidation value of $5,000 per share. Series E Preferred is redeemable at the option of the Company at any time, in whole or in part, at a redemption price equal to the liquidation value plus accrued and unpaid dividends, or $400,000 at December 31, 2010. Holders of Series E Preferred do not have the right to require redemption.

Series G Preferred

Series G Preferred is convertible at any time into shares of Common Stock at a conversion price of $2.21 per share of Common Stock, subject to certain adjustments, and entitles the holders to voting rights on any matters on which holders of Common Stock are entitled to vote, based upon the quotient obtained by dividing the liquidation preference by $2.23, excluding any fractional shares. Holders of Series G Preferred are entitled to receive cumulative quarterly dividends payable in additional shares of Series G Preferred or cash, at the option of the holder, when and if declared by the Board of Directors, at a rate of 14% per annum on the liquidation value of $5,000 per share. The Company has the right to redeem all or any portion of the outstanding shares of Series G Preferred at its discretion.

Series H Preferred

Series H Preferred is convertible at any time into shares of Common Stock at a conversion price of $2.08 per share of Common Stock, subject to certain adjustments, and entitles the holders to voting rights on any matters on which holders of Common Stock are entitled to vote, based upon the quotient obtained by dividing the liquidation preference by the conversion price, excluding any fractional shares. Holders of Series H Preferred are entitled to receive cumulative quarterly dividends payable in additional shares of Series H Preferred or cash, at the option of the holder, when and if declared by the Board of Directors, at a rate of 14% per annum on the liquidation value of $5,000 per share. The Company has the right to redeem all or any portion of the outstanding shares of Series H Preferred at its discretion.

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

(12)	Comprehensive Income (Loss)

	December 31,
	2010	2009	2008
	(In thousands)

Net Income (loss)	$(1,753)	$1,976	$2,131

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax	1,204	1,464	(4,058)

Total other comprehensive income (loss), net of tax	1,204	1,464	(4,058)

Comprehensive income (loss)	(549)	3,440	(1,927)
Comprehensive income attributable to the noncontrolling interest	(143)	(175)	(816)

Comprehensive income (loss) attributable to DRI Corporation	$(692)	$3,265	$(2,743)

(13)	Common Stock Warrants

In connection with the BHC Agreement, we issued BHC a warrant to purchase up to 350,000 shares of our Common Stock (the “BHC Warrant”) at an exercise price of $2.99 per share. The fair value allocated to the BHC Warrant of $333,000, calculated using the Black-Scholes model, was recorded as a discount to the Term Loan and is being amortized over the three-year term of the BHC Agreement.

On March 26, 2009, in connection with an amendment of the BHC Agreement (as described in Note 9), the BHC Warrant was amended (the “First Warrant Amendment”) to modify the exercise price at which BHC is entitled, under the terms of the BHC Warrant, to purchase an aggregate of 350,000 shares of DRI’s Common Stock, par value $0.10 per share. Pursuant to the terms of the First Warrant Amendment, BHC held the right to purchase (i) 200,000 shares of Common Stock at an exercise price equal to $1.00 per share, and (ii) 150,000 shares of Common Stock at an exercise price equal to $2.99 per share. The increase in fair value of the BHC Warrant of $57,000 resulting from the adjustment of the exercise price was recorded as deferred finance cost and is being amortized as selling, general, and administrative expense ratably over the remaining term of the Term Loan.

Effective July 1, 2009, DRI and BHC agreed to an amendment of the BHC Warrant (the “Second Warrant Amendment”) which deleted the dilutive issuance provision (the “Provision”) contained in the BHC Warrant. Pursuant to the Provision, if DRI effected a dilutive issuance, as defined in the BHC Warrant, at any time while the BHC Warrant was outstanding, then the exercise price would be adjusted in accordance to the procedures described in the Provision. The Second Warrant Amendment also modified the exercise price at which BHC is entitled, under the terms of the BHC Warrant, as amended, to purchase an aggregate of 350,000 shares of Common Stock. Pursuant to the terms of the Second Warrant Amendment, BHC held the right to purchase (i) 200,000 shares of Common Stock at an exercise price equal to $1.00 per share, and (ii) 150,000 shares of Common Stock at an exercise price equal to $2.50 per share. The increase in fair value of the BHC Warrant of $10,000 resulting from the adjustment of the exercise price was recorded as deferred finance cost and is being amortized as selling, general, and administrative expense ratably over the remaining term of the Term Loan.

On December 29, 2009, in connection with an amendment of the BHC Agreement, DRI and BHC entered into an amendment to the BHC Warrant (the “Third Warrant Amendment”) to modify the exercise price at which BHC is entitled, under the terms of the BHC Warrant, to purchase an aggregate of 350,000 shares of DRI’s Common Stock. Pursuant to the terms of the Third Warrant Amendment, BHC now holds the right to purchase (i) 200,000 shares of Common Stock at an exercise price equal to $1.00 per share, and (ii) 150,000 shares of Common Stock at an exercise price equal to $1.75 per share. The increase in fair value of the BHC Warrant resulting from the adjustment of the exercise price of $21,000 was recorded as deferred finance cost and is being amortized as selling, general, and administrative expense ratably over the remaining term of the Term Loan.

The Company has issued Common Stock warrants in addition to the BHC Warrant. A summary of outstanding Common Stock Warrants as of December 31, 2010 is as follows:

Outstanding	Exercise	Expiration
Warrants	Price	Date

93,750	$1.60	March 2011
15,929	$2.26	June 2012
80,000	$2.00	April 2013
150,000	$1.75	June 2013
200,000	$1.00	June 2013

The warrants set forth above to purchase 93,750 shares of Common Stock at an exercise price of $1.60 per share expired in March 2011 without being exercised by the holder.

(14)	Stock-Based Compensation

The Company has two plans under which it has issued and outstanding stock options and restricted stock, the 1993 Incentive Stock Option Plan and the 2003 Stock Option Plan (collectively, the “Stock Option Plans”). Under the Stock Option Plans, 3,155,000 shares of Common Stock have been authorized for issuance. As of December 31, 2010, there were 600,333 shares of Common Stock available for future issuance, all under the 2003 Stock Option Plan. The Company issues new shares of Common Stock upon exercise of stock options and vesting of restricted stock awards.

Stock Options

Compensation cost for stock options is measured at the grant date based on the fair value of the award. The Company recognizes these compensation costs net of a forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the stock option vesting term. The Company estimated the forfeiture rate based on its historical experience since the inception of the Stock Option Plans.

The Company issues incentive stock options whereby stock options to purchase Common Stock are granted with exercise prices that are no less than the stock’s estimated fair market value at the date of the grant, vest based on three to four years of continuous service, and have ten year contractual terms.

A summary of incentive stock option activity as of December 31, 2010 and changes during the year then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at December 31, 2009	1,021,456	$2.42
Granted	110,004	1.57
Exercised	—
Expired	(39,000)	2.00
Forfeited	(25,150)	2.64

Outstanding at December 31, 2010	1,067,310	$2.34	7.1	$—

Vested and expected to vest at December 31, 2010	957,282	$2.35	7.2	—
Exercisable at December 31, 2010	602,959	$2.45	6.2	—

The Company has issued non-qualified stock options to purchase Common Stock, primarily to non-employee members of the Board of Directors, which vest immediately upon grant or over three to four years and have five to ten year contractual terms. A summary of non-qualified stock option activity as of December 31, 2010 and changes during the year then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at December 31, 2009	458,414	$2.23
Granted	67,496	1.61
Exercised	—
Expired	(78,000)	2.80

Outstanding at December 31, 2010	447,910	$2.04	3.3	$—

Vested and expected to vest at December 31, 2010	399,699	$1.99	3.6	—
Exercisable at December 31, 2010	239,660	$2.22	2.4	—

Shares vested and expected to vest at December 31, 2010 in the tables above represent shares fully vested as of December 31, 2010, plus all non-vested shares as of December 31, 2010, adjusted for the estimated forfeiture rate. The aggregate intrinsic value in the tables above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the stock option holders had all the stock option holders exercised their stock options on December 31, 2010. This amount changes based on the fair market value of the Company’s Common Stock.

The aggregate intrinsic value of stock options exercised during the year ended December 31, 2008 was $1,500. Cash received from stock option exercises was $2,700 during the year ended December 31, 2008. There were no stock options exercised during the years ended December 31, 2009 and 2010. The total fair value of stock options vested during the years ended December 31, 2010, 2009, and 2008 was $364,000, $315,000, and $74,000, respectively.

Total compensation expense related to the Stock Option Plans was $374,000, $347,000, and $187,000 for the years ended December 31, 2010, 2009, and 2008, respectively, and is included in selling, general and administrative expense in the accompanying consolidated statements of operations.

The fair value of stock option awards for the years ended December 31, 2010, 2009, and 2008, was estimated using the Black-Scholes option pricing model with the following weighted average assumptions and fair values:

	2010	2009	2008

Weighted average fair value of grants	$1.08	$0.74	$1.59
Risk-free interest rate	2.2%	2.4%	3.4%
Expected life	6.3 years	6.3 years	6.8 years
Expected volatility	76%	71%	70%
Expected dividends	None	None	None

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

As of December 31, 2010, there was $375,000 and $126,000 of unrecognized stock-based compensation expense related to non-vested incentive and non-qualified stock option grants, respectively. That cost is expected to be recognized over a weighted-average period of 1.8 and 1.9 years, respectively.

Restricted Stock

During the year ended December 31, 2010, the Company issued restricted stock primarily to employees and members of the Board of Directors which vest over four years and have five to ten year contractual terms. No restricted stock had been issued prior to the year ended December 31, 2010. The fair value of restricted stock is based on the market price of our Common Stock on the date of grant. Compensation expense for restricted stock awards is recognized on a straight-line basis over the vesting term of four years.

A summary of non-vested restricted stock activity as of December 31, 2010 and changes during the year then ended is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Non-vested restricted stock at December 31, 2009	—	$
Granted	97,500	1.41
Vested	—
Forfeited	—

Non-vested restricted stock at December 31, 2010	97,500	$1.41

Total compensation expense related to restricted stock was $12,000 for the year ended December 31, 2010 and is included in selling, general and administrative expense in the accompanying consolidated statements of operations.

As of December 31, 2010, there was $126,000 of unrecognized stock-based compensation expense related to non-vested restricted stock. That cost is expected to be recognized over a weighted-average period of 3.7 years.

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

The number of shares payable under this plan is determined by dividing the cash value of stock compensation by the higher of (1) the actual closing price on the last trading day of each month, or (2) the book value of the Company on the last day of each month. Fractional shares are rounded up to the next full share amount. During the year ended December 31, 2010, the Company issued 49,689 shares of Common Stock to fifteen individuals under this plan at an average price of $1.82 per share in lieu of approximately $90,250 in cash compensation. During the year ended December 31, 2009, the Company issued 80,641 shares of Common Stock to fourteen individuals under this plan at an average price of $1.25 per share in lieu of approximately $100,750 in cash compensation. During the year ended December 31, 2008, the Company issued 35,573 shares of Common Stock to ten individuals under this plan at an average price of $2.40 per share in lieu of approximately $86,000 in cash compensation.

(15)	Income Taxes

Under the provisions of ASC Topic 740-10-25, at December 31, 2010, the Company had recorded a liability for unrecognized tax benefits related to transfer pricing on intercompany sales of $723,000, which included accrued interest and penalties of $260,000 and of which $463,000 would increase the effective tax rate if recognized. While the Company believes that it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than the Company’s accrued position. Accordingly, additional provisions could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2010 and 2009 is as follows (in thousands):

	2010	2009

Balance as of January 1	$228	$264
Additions for tax positions related to prior years	—	—
Additions for tax positions related to the current year	207	(62)
Foreign exchange translation gain	28	26

Balance as of December 31	$463	$228

The Company files its tax returns as prescribed by the tax laws of the U.S. federal jurisdiction and various states and foreign jurisdictions in which it operates. The Company’s 2006 to 2010 tax years remain open to examination by U.S. taxing authorities. The foreign jurisdictions have open tax years from 2004 to 2010. Potential accrued interest on uncertain tax positions is recorded as a component of interest expense and potential accrued penalties are recorded as selling, general and administrative expenses.

The pretax income (loss) for each of the years ended December 31, 2010, 2009, and 2008 was taxed by the following jurisdictions:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Domestic	$(2,179)	$(360)	$444
Foreign	671	3,172	2,783

	$(1,508)	$2,812	$3,227

The income tax provision charged (benefit credited) for each of the years ended December 31, 2010, 2009, and 2008 was as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Current
U.S. federal	$—	$—	$—
State	—	—	2
Foreign	685	861	932

	685	861	934

Deferred
U.S. federal	—	—	—
State	—	—	—
Foreign	(440)	(25)	162

	(440)	(25)	162

	$245	$836	$1,096

The income tax expense (benefit) differs from the expected amount of income tax expense (benefit) determined by applying the U.S. federal income tax rates to the pretax income (loss) for each of the years ended December 31, 2010, 2009, and 2008 due to the following:

	Year Ended December 31,
	2010		2009		2008
		Percentage		Percentage		Percentage
		of Pretax		of Pretax		of Pretax
	Amount	Earnings (Loss)	Amount	Earnings (Loss)	Amount	Earnings (Loss)
			(In thousands)

Computed “expected” tax expense (benefit)	$(513)	34.0%	$956	34.0%	$1,028	34.0%
Increase (decrease) in income taxes resulting from:
Nondeductible expenses	133	(8.8)	99	3.5	72	2.4
(Increase)/decrease in prior year NOL	280	(18.5)	(85)	(3.0)	(1,127)	(37.3)
Higher (lower) rates on earnings of foreign operations	37	(2.5)	(9)	(0.3)	211	7.0
State taxes, net of federal benefit	—	—	—	—	6	0.2
Uncertain tax positions	177	(11.7)	(70)	(2.5)	63	2.1
Changes in valuation allowance	131	(8.8)	(55)	(2.0)	843	27.9

	$245	(16.3)%	$836	29.7%	$1,096	36.3%

Temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities that give rise to the deferred income taxes as of December 31, 2010 and 2009 are presented below:

	December 31,
	2010	2009
	(In thousands)

Deferred tax assets
Federal and state loss carryforwards	$7,142	$6,301
Federal tax credits	300	305
Foreign loss carryforwards	2,398	2,259
Inventory reserve and capitalization	154	122
Other accruals and reserves	221	233

Total gross deferred tax assets	10,215	9,220
Less valuation allowance	(8,250)	(8,119)

	1,965	1,101

Deferred tax liabilities
Property and equipment	(1,352)	(851)
Untaxed foreign reserves	(84)	(338)

Total deferred tax liabilities	(1,436)	(1,189)

Net deferred tax assets (liabilities)	$529	$(88)

The Company reduces its deferred tax assets by a valuation allowance when, based upon the available evidence, it is more likely than not that a significant portion of the deferred tax assets will not be realized. At December 31, 2010, the Company’s deferred tax valuation allowance was attributable to operating loss carryforwards from its various domestic jurisdictions and one of its foreign subsidiaries. It is the Company’s belief that it is more likely than not the deferred tax assets generated by the operating loss carryforwards in these jurisdictions will not be realized in future periods.

The components giving rise to the net deferred tax assets described above have been included in the accompanying consolidated balance sheets as of December 31, 2010 and 2009 as follows:

	December 31,
	2010	2009
	(In thousands)

Current assets	$613	$250

Noncurrent assets	$1,352	$851
Noncurrent liabilities	(1,436)	(1,189)

Net noncurrent liabilities	$(84)	$(338)

Net deferred assets (liabilities)	$529	$(88)

At December 31, 2010, the Company has net operating loss carryforwards for federal income tax purposes of $19.3 million, which are available to offset future federal taxable income, if any, and which expire beginning in 2012 through 2030. In addition, two of the Company’s domestic subsidiaries have net economic loss carryforwards for state income tax purposes of $12.3 million, which are available to offset future state taxable income, if any, through 2030. Further, one of the Company’s foreign subsidiaries also has loss carryforwards for German tax purposes of $5.2 million, which are available to offset future foreign taxable income.

The Company’s ability to utilize net operating loss carryforwards in the case of certain events including significant changes in ownership interests may be limited. If the net operating loss carryforwards are limited and the Company has taxable income that exceeds the permissible yearly net operating loss, the Company would incur a federal income tax liability even though net operating losses would be available in future years.

The Company also has research and development tax credits for federal income tax purposes of $300,000 at December 31, 2010 that expire in various years from 2011 through 2023.

(16)	Related Party Transactions

As more fully described in Note 11, the Company sold shares of Series K Preferred to multiple investors during the years ended December 31, 2010 and 2009. Two of the investors who purchased Series K Preferred in December 2009, John K. Pirotte and Helga Houston, are members of the Company’s board of directors. Mr. Pirotte purchased 10 shares of Series K Preferred with an aggregate liquidation preference of $50,000 and Ms. Houston purchased 4 shares of Series K Preferred with an aggregate liquidation preference of $20,000. In January 2010, John D. Higgins, a member of the Company’s board of directors and David L. Turney, the Company’s Chairman of the Board and Chief Executive Officer, purchased Series K Preferred. Mr. Higgins purchased 10 shares of Series K Preferred with an aggregate liquidation preference of $50,000 and Mr. Turney purchased 1 share of Series K Preferred with a liquidation preference of $5,000.

(17)	Segment and Geographic Information

DRI conducts its operations in one business segment. Accordingly, the accompanying consolidated statements of operations report the results of operations of that operating segment and no separate disclosure is provided herein. Geographic sales information provided below is based upon location of customer. Long-lived assets include net property and equipment and other assets.

	2010	2009	2008
	(In thousands)

Net sales
North America	$34,748	$32,104	$30,576
Europe	22,760	26,602	20,008
Asia-Pacific	17,313	15,644	8,018
Middle East	489	381	948
South America	11,991	7,554	11,009

	$87,301	$82,285	$70,559

Long-lived assets
North America	$4,105	$3,670	$2,982
Europe	2,619	1,948	1,527
Asia-Pacific	957	313	46
South America	509	225	209

	$8,190	$6,156	$4,764

(18)	Legal Proceedings

The Company, in the normal course of its operations, is involved in legal actions incidental to the business. In management’s opinion, the ultimate resolution of these matters will not have a material adverse effect upon the current financial position of the Company or future results of operations.

(19)	Foreign Tax Settlement

In December 2006, Mobitec Brazil, recorded a liability for Imposto sobre Produtos Industrializados (Industrialized Products Tax or “IPI Tax”), a form of federal value-added tax in Brazil, and related penalties and interest assessed by Brazil’s Federal Revenue Service (“FRS”) in the amount of $1.5 million, or $750,000 net of the minority ownership in Mobitec Brazil. The assessment was the result of an audit performed by the FRS in 2006 for the periods January 1, 1999 to June 30, 2006 and varying interpretations of Brazil’s complex tax laws by the FRS and the Company. The Company reached a settlement with the FRS to pay the assessed amount in monthly installments over a five-year period.

Under the provisions of a new law enacted in Brazil in 2009, the FRS provided relief to certain Brazilian entities by allowing a partial reduction in the amount of IPI tax obligations and related penalties and interest that have been previously assessed against those entities. Pursuant to the provisions of the new law, the outstanding IPI tax obligations, including penalties and interest, of Mobitec Brazil previously assessed, which are reflected as foreign tax settlement in the accompanying consolidated balance sheets, were reduced by approximately $275,000 (based on exchange rates as of December 31, 2009). Accordingly, in September 2009, we recorded an adjustment to reduce the foreign tax settlement by approximately $275,000, with a corresponding adjustment of $242,000 (based on exchange rates as of December 31, 2009) to reduce selling, general, and administrative expenses. The difference in the amount of the reduction recorded to the liability and the amount of the reduction recorded to expenses arises from different currency exchange rates used to convert transactions reported in Mobitec Brazil’s functional currency to U.S. dollars on the balance sheet and statement of operations, as described in Note 1.

(20)	Per Share Amounts

The basic net income (loss) per common share has been computed based upon the weighted average shares of Common Stock outstanding. Diluted net income (loss) per common share has been computed based upon the weighted average shares of Common Stock outstanding and shares that would have been outstanding assuming the issuance of Common Stock for all potentially dilutive equities outstanding.

	2010	2009	2008
	(In thousands, except share amounts)

Net income (loss) applicable to common shareholders of DRI Corporation	$(2,398)	$1,511	$1,193
Effect of dilutive securities on net income (loss) of DRI Corporation:
Convertible debt	—	—	10
Convertible preferred stock	—	11	—

Net income (loss) applicable to common shareholders of DRI
Corporation, assuming conversions	$(2,398)	$1,522	$1,203

Weighted average shares oustanding — Basic	11,804,189	11,548,403	11,333,984
Effect of dilutive securities on shares outstanding:
Options	—	10,898	26,170
Warrants	—	71,504	19,925
Convertible debt	—	—	112,394
Convertible preferred stock	—	85,002	—

Weighted average shares outstanding — Diluted	11,804,189	11,715,807	11,492,473

No recognition was given to potentially dilutive securities aggregating 5,086,287 shares of Common Stock for the year ended December 31, 2010. Due to the net loss applicable to common shareholders of DRI Corporation in that period, such securities would have been anti-dilutive. The calculation of weighted average shares outstanding for the years ended December 31, 2009 and 2008 excludes preferred stock convertible into 1,695,433 and 1,641,729 shares of Common Stock, respectively, because they are anti-dilutive, and 2,010,049 and 2,533,039, respectively, of stock options and warrants because these securities would not have been dilutive for these periods due to the fact that the exercise prices were greater than the average market price of our Common Stock for these periods or the total assumed proceeds under the treasury stock method resulted in negative incremental shares.

(21)	Unaudited Quarterly Financial Data

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2010 and 2009, respectively.

	Year Ended December 31, 2010
	Q1	Q2	Q3	Q4
	(In thousands, except share and per share amounts)
	(Unaudited)

Net sales	$22,129	$25,559	$19,860	$19,753
Gross profit	5,324	7,770	6,508	5,938
Operating income (loss)	(765)	1,778	669	(1,456)
Net income (loss) applicable to common shareholders of DRI Corporation	(995)	763	(545)	(1,621)
Net income (loss) applicable to common shareholders per common share:
Basic	$(0.08)	$0.06	$(0.05)	$(0.14)
Diluted	$(0.08)	$0.06	$(0.05)	$(0.14)
Weighted average number of common shares and common share equivalents outstanding
Basic	11,753,359	11,797,095	11,826,249	11,838,873
Diluted	11,753,359	14,322,759	11,826,249	11,838,873

	Year Ended December 31, 2009
	Q1	Q2	Q3	Q4
	(In thousands, except share and per share amounts)
	(Unaudited)

Net sales	$13,202	$21,514	$21,555	$26,014
Gross profit	3,686	6,670	7,167	7,273
Operating income (loss)	(866)	1,326	2,007	1,375
Net income (loss) applicable to common shareholders of DRI Corporation	(1,149)	1,075	842	743
Net income (loss) applicable to common shareholders per common share
Basic	$(0.10)	$0.09	$0.07	$0.06
Diluted	$(0.10)	$0.09	$0.07	$0.06
Weighted average number of common shares
and common share equivalents outstanding
Basic	11,473,219	11,498,254	11,522,979	11,696,980
Diluted	11,473,219	13,228,690	13,395,830	13,629,129

(22)	Employee Benefit Plan

The Company has a defined contribution plan which covers substantially all of its full-time U.S. employees. The employees’ annual contributions are limited to the maximum allowed under the U.S. Internal Revenue Code. The Company may elect to match employee contributions and make further discretionary contributions to the plan. For the years ended December 31, 2010, 2009, and 2008, the Company did not elect to contribute to the plan on behalf of the employees.

(23)	Non-monetary Transaction — Advertising Rights

On July 12, 2010, Castmaster Mobitec entered into a non-monetary exchange transaction with Delhi Transport Corporation (“DTC”) under terms of a contract (the “DTC Advertising Contract”) pursuant to which Castmaster Mobitec is to provide LED destination signs sought for procurement by DTC in exchange for 24 months of advertising rights on 1,500 of DTC’s existing fleet of buses. The buses serve both urban and rural areas, in Delhi as well as satellite communities. In order to monetize the value of the advertising rights conveyed by the DTC Contract, Castmaster Mobitec began negotiating a contract to sell such rights to an advertising company. On October 12, 2010, Castmaster Mobitec entered into an advertising agreement (the “Advertising Agreement”) with an advertising services company (the “Advertising Company”) to sell the advertising rights on the same terms and conditions conveyed to Castmaster Mobitec by the DTC Contract.

Prior to accepting the first installment payment from the Advertising Company, which was due on October 20, 2010, Castmaster Mobitec sought to clarify with the Advertising Company that the time period available for advertising under the DTC Contract would expire on July 12, 2012, unless extended, and therefore might convey less than 24 months of advertising rights. The Advertising Company provided Castmaster Mobitec with a letter dated October 28, 2010 acknowledging that approximately 20 months of advertising rights were then available under the DTC Contract and requesting, but not demanding, that Castmaster Mobitec seek a one-year extension of the DTC Contract, pursuant to which DTC has the discretion to grant such extension. If no extension is granted, revenue generated by the advertising rights will be limited to the time between the start date of advertising and the expiration date of July 12, 2012.

As of December 31, 2010, installation of LED destination signs had been completed on approximately one-third of DTC’s 1,500-bus fleet, and installation of the remaining 900 buses was halted pending a decision by DTC to grant the requested one-year extension. The terms of the DTC contract stipulate a completion date of November 5, 2010 for the installation of the remaining 900 buses in the fleet, with a provision for liquidated damages if not completed by that date. While DTC has not waived its rights under the contract, we do not believe DTC will seek to enforce liquidated damages because the cost impact of the delay is primarily related to the potential loss on the non-monetary transaction that Castmaster Mobitec would suffer if unable to monetize the advertising rights prior to the expiration of the rights.

As a result of delays in the start date of the advertising, the uncertainty of DTC granting the one-year extension and the resulting uncertainty related to the completion of installation of the remaining 900 bus sets, we are unable to conclude that our ability to monetize the value of the advertising rights is reasonably assured. Therefore, the profit potential from the sale of the advertising rights is considered to be a gain contingency which, in accordance with U.S. GAAP, is not reflected in our financial results. We recorded a pre-tax charge of approximately $1.0 million ($0.5 million net of non-controlling interests) which reflects a full valuation allowance of the advertising rights asset recorded in exchange for the inventory provided to DTC under the terms of the contract.

(24)	Subsequent Events

On February 25, 2011, Mobitec AB and Handelsbanken entered into (i) an amendment (the “Base Facility Amendment”) to Mobitec AB’s existing base overdraft facility with Handelsbanken (the “Base Overdraft Facility”) and (ii) an amendment (the “Supplementary Facility Amendment”) to Mobitec AB’s existing supplementary overdraft facility with Handelsbanken (the “Supplementary Overdraft Facility”). The Base Facility Amendment increased the amount available under the Base Overdraft Facility by 5.0 million SEK (approximately US$738,000 based on currency exchange rates at December 31, 2010), from 7.0 million SEK (approximately US$1.0 million based on currency exchange rates at December 31, 2010) to 12.0 million SEK (approximately US$1.8 million based on currency exchange rates at December 31, 2010) for the overdraft period commencing on March 1, 2011 and terminating on December 31, 2011. The Supplementary Facility Amendment reduced the amount available under the Supplementary Overdraft Facility by 5.0 million SEK (approximately US$738,000 based on currency exchange rates at December 31, 2010), from 12.0 million SEK (approximately US$1.8 million based on currency exchange rates at December 31, 2010) to 7.0 million SEK

(approximately US$1.0 million based on currency exchange rates at December 31, 2010) for the overdraft period commencing on March 1, 2011 and terminating on May 31, 2011.

After giving effect to the Base Facility Amendment and the Supplementary Facility Amendment, the total borrowing capacity available to Mobitec AB under the Base Overdraft Facility and the Supplementary Overdraft Facility will remain constant at 19.0 million SEK (approximately US$2.8 million based on currency exchange rates at December 31, 2010) and Mobitec AB’s total aggregate borrowing capacity for all working capital credit facilities with Handelsbanken will remain constant at 38.0 million SEK (approximately US$5.6 million based on currency exchange rates at December 31, 2010) until May 31, 2011. Unless Mobitec AB and Handelsbanken agree to extend, renew or otherwise modify the Supplementary Overdraft Facility on or prior to May 31, 2011, then, on such date, the Supplementary Overdraft Facility will terminate and Mobitec AB’s total borrowing capacity with Handelsbanken will be reduced by 7.0 million SEK (approximately US$1.0 million based on currency exchange rates at December 31, 2010).

On March 31, 2011 and April 6, 2011, the PNC Agreement and BHC Agreement, respectively, were each amended to, among other things, extend the maturity date of those agreements. The maturity date of the PNC Agreement was extended to the earlier of (a) April 30, 2012 or (b) five days prior to the maturity date of the BHC Agreement. The maturity date of the BHC Agreement was extended to April 30, 2012. These amendments to the PNC Agreement and BHC Agreement also revised certain of the financial covenants with which we and our subsidiaries must comply to:

•	Establish the fixed charge coverage ratio required to be maintained as of the end of each of the fiscal quarters ending March 31, 2011, June 30, 2011, September 30, 2011, December 31, 2011 and each fiscal quarter ending thereafter as set forth below:

Fixed Charge
Fiscal Quarter Ending:	Coverage Ratio:

March 31, 2011	No Test
June 30, 2011	No Test
September 30, 2011	No Test
December 31, 2011 and each fiscal quarter ending thereafter	1.25 to 1.00

•	Establish the leverage ratio required to be maintained as of the end of each of the fiscal quarters ending March 31, 2011, June 30, 2011, September 30, 2011, December 31, 2011 and each fiscal quarter ending thereafter as set forth below:

Fiscal Quarter Ending:	Leverage Ratio:

March 31, 2011	17.50 to 1.00
June 30, 2011	16.50 to 1.00
September 30, 2011	10.25 to 1.00
December 31, 2011 and each fiscal quarter ending thereafter	4.00 to 1.00

•	Establish the minimum, trailing-twelve-month EBITDA that must be maintained by DRI Corporation on a consolidated basis as of the end of each of the fiscal quarters ending March 31, 2011, June 30, 2011, September 30, 2011, December 31, 2011 and each fiscal quarter ending thereafter as set forth below:

Fiscal Quarter Ending:	EBITDA:

March 31, 2011	$2,750,000
June 30, 2011	$3,000,000
September 30, 2011	$5,000,000
December 31, 2011 and each fiscal quarter ending thereafter	$7,000,000

The amendment to the PNC Agreement also (a) reduced the early termination fee to $40,000 and (b) established a minimum domestic EBITDA amount that we and the Borrowers must maintain on a trailing-

twelve-month basis as of the end of each of the fiscal quarters ending March 31, 2011, June 30, 2011, September 30, 2011, December 31, 2011 and each fiscal quarter ending thereafter as set forth below:

Fiscal Quarter Ending:	EBITDA:

March 31, 2011	$525,000
June 30, 2011	$625,000
September 30, 2011	$900,000
December 31, 2011 and each fiscal quarter ending thereafter	No Test

The amendment to the BHC Agreement also (a) revised the minimum Net Worth, as defined in the BHC Agreement, that we and the Borrowers must maintain, at all times during and at the end of each fiscal quarter, to $12,500,000 and (b) revised the termination fee required to be paid on each date on which any payment or prepayment of principal on the Term Loan occurs as set forth below:

Then the Amount of the
If the Payment Date is:	Termination Fee Shall Equal:

On or before June 30, 2011	$800,000
After June 30, 2011, but on or before September 30, 2011	$1,000,000
After September 30, 2011, but on or before December 30, 2011	$1,300,000
January 1, 2012 and thereafter	$1,700,000

Additionally, the amendments to the PNC Agreement and BHC Agreement (1) allow us to pay non-cash dividends consisting of additional shares of our capital stock and (2) prohibit us from paying cash dividends on any series of preferred stock until such time that we can demonstrate pro forma compliance with the fixed charge coverage ratio covenant, as amended and set forth above, for the fiscal quarter most recently ended; provided, however, if the fixed charge coverage ratio was not tested in such fiscal quarter, no such payments shall be permitted. Series K Preferred dividends have preference to the payment of all other dividends. Currently all Series K Preferred dividends are designated as cash dividends. With the restrictions of the PNC Agreement and BHC Agreement, as amended and described herein, the Company is effectively restricted from paying any cash or non-cash dividends on any series of preferred stock during the prohibited period defined in the preceding clause (2) because of the Series K Preferred preference. Therefore, dividends on all series of preferred stock shall be accrued in the future and not paid or issued until such prohibition under the PNC Agreement and BHC Agreement no longer exists.

We believe we will be able to comply with the financial covenants of the PNC Agreement and BHC Agreement, as amended and set forth above, but can give no assurance of such.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined under Rule l3a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010, the end of the period covered by this Annual Report.

Management’s Report on Internal Control Over Financial Reporting

The management of DRI Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

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

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. The effectiveness of internal control over financial reporting was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that require the Company to provide only management’s report in this Annual Report.

Remediation of Material Weakness — Revenue Recognition

During our 2008 year end audit, management identified a material weakness in internal controls related to revenue recognition. The Company enters into revenue transactions from time to time that contain multiple elements and deliverables, some of which are contingent on each other. Revenue recognition in these types of contracts can be complicated and requires thorough evaluation and documentation to ensure revenue is properly accounted for in accordance with U.S. GAAP. Actions were taken in 2009 to strengthen internal controls around revenue recognition, and increased efforts were undertaken in 2010, including the retention of a consultant with multiple element revenue recognition expertise. The consultant assisted the Company in reviewing all multiple element arrangements entered into by the Company and in evaluating such arrangements to determine proper accounting treatment. In addition, in the second quarter of 2010 the Company’s management participated in formal training by subject matter experts on revenue recognition.

Management, in conjunction with an independent consulting firm with expertise in implementing and testing internal controls, has performed testing that validates the operating effectiveness of internal controls related to revenue recognition. Based on this effectiveness testing, internal controls were determined to have been in place and operating effectively as of September 30, 2010. While we were unable to conclude that remediation had been achieved as of September 30, 2010 as the controls had not been in place for a sufficient length of time to be concluded upon, we have determined that remediation of the internal control weakness related to revenue recognition was remediated as of December 31, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the actions taken to remediate the material weakness described above.

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is incorporated by reference to the Company’s definitive Proxy Statement pursuant to Regulation 14A relating to the annual meeting of shareholders for 2010, which shall be filed with the SEC no later than April 30, 2011 (the “Proxy Statement”). Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference.

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

The following documents are filed herewith or have been included as exhibits to previous filings with the SEC and are incorporated herein by this reference:

Exhibit
No.		Document

3.1		Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference from the Company’s Registration Statement on Form S-3, filed with the SEC on December 23, 2003)
3	.1.1	Articles of Amendment to the Articles of Incorporation of the Company containing an amendment to eliminate a staggered election of Board members (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2005)
3	.1.2	Articles of Amendment to Articles of Incorporation of the Company, dated February 2, 2010, amending and restating the Company’s Preferred Stock capitalization (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on April 15, 2010)
3.2		Articles of Amendment to Articles of Incorporation of the Company containing Certificate of Designation of Series E Redeemable Nonvoting Convertible Stock (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on November 12, 2003)
3.3		Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series F Redeemable Convertible Preferred Stock (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on April 14, 2004)
3.4		Articles of Amendment to the Articles of Incorporation of the Company containing Series AAA Preferred Stock Change in Quarterly Dividend Accrual and Conversion Price (incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2004)
3.5		Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series G Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed on June 28, 2005)
3	.5.1	Articles of Correction of Articles of Amendment to the Articles of Incorporation of the Company containing a correction to an error in the Amended Certificate of Designation of Series G Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2005)
3.6		Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series H Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed on November 4, 2005)
3.7		Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series I Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)
3.8		Articles of Amendment to Articles of Incorporation of the Company containing Certificate of Designation of Series D Junior Participating Preferred Stock (incorporated herein by reference to the Company’s Registration Statement on Form 8-A filed with the SEC on December 17, 1999)
3	.8.1	Amendment No. 1 to Certificate of Designation of Series D Junior Participating Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on September 28, 2006)
3	.8.2	Amendment No. 2 to Certificate of Designation of Series D Junior Participating Preferred Stock (incorporated herein by reference to the Company’s Registration Statement on Form 8-A filed with the SEC on October 2, 2006)
3.9		Articles of Amendment to Articles of Incorporation of the Company containing Amended and Restated Certificate of Designation of Series J Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2007)
3.10		Articles of Amendment to Articles of Incorporation of the Company containing Certificate of Designation of Series K Senior Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on October 15, 2009)

Exhibit
No.		Document

3	.10.1	Articles of Amendment to Articles of Incorporation of the Company containing Certificate of Designation of Series K Senior Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on November 12, 2009)
3	.10.2	Articles of Amendment to Articles of Incorporation of the Company containing Certificate of Designation of Series K Senior Convertible Preferred Stock, dated December 29, 2009 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on April 15, 2010)
3	.10.3	Amendment to Certificate of Designation of Series K Senior Convertible Preferred Stock, dated January 5, 2010 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on April 15, 2010)
3	.10.4	Amendment to Certificate of Designation of Series K Senior Convertible Preferred Stock, dated August 16, 2010 (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on August 20, 2010)
3.11		Amended and Restated Bylaws of the Company (incorporated herein by reference to the Company’s Report on Form 8-K filed on September 18, 2006)
3	.11.1	Amendment to Bylaws of DRI Corporation, dated as of September 12, 2007 (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on September 14, 2007)
4.1		Form of specimen certificate for Common Stock of the Company (incorporated herein by reference from the Company’s Registration Statement on Form SB-2, filed with the SEC (SEC File No. 33-82870-A))
4.2		Rights Agreement, dated as of September 22, 2006, between the Company and American Stock Transfer & Trust Company, as Rights Agent, together with the following exhibits thereto: Exhibit A — Certificate of Designation of Series D Junior Participating Preferred Stock of Digital Recorders, Inc. and the Amendment to Certificate of Designation of Series D Junior Participating Preferred Stock of Digital Recorders, Inc.; Exhibit B — Form of Right Certificate; and Exhibit C — Summary of Rights to Purchase Shares (incorporated herein by reference to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 2, 2006)
4	.2.1	Amendment No. 2 to Rights Agreement, dated July 8, 2004, between Digital Recorders, Inc. and Continental Stock Transfer & Trust Company (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on July 8, 2004)
4.3		Form of Certificate of Designation of Series H Convertible Preferred Stock (incorporated herein by reference to the Company’s Report on Form 8-K filed on November 4, 2005)
4.4		Omnibus Amendment dated as of January 10, 2007, effective December 31, 2006, by and among the Company, TwinVision of North America, Inc., Digital Audio Corporation, Robinson-Turney International, Inc., and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on January 16, 2007)
4.5		Amended and Restated Secured Term Note dated as of January 10, 2007, effective December 31, 2006, by and between the Company, TwinVision of North America, Inc., Digital Audio Corporation, Robinson-Turney International, Inc., and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on January 16, 2007)
4.6		Second Amended and Restated Registration Rights Agreement dated as of January 10, 2007, effective December 31, 2006, by and between the Company and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on January 16, 2007)
4.7		Warrant, dated as of June 30, 2008, issued by the Company to BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s Report on Form 8-K/A, filed with the SEC on August 14, 2008)

Exhibit
No.		Document

4	.7.1	First Amendment to Warrant, dated March 26, 2009, by and between the Company and BHC Interim Funding III, L.P. (incorporated by reference to the Company’s Report on Form 10-K filed with the SEC on March 31, 2009)
4	.7.2	Second Amendment to Warrant, dated September 30, 2009, by and between the Company and BHC Interim Funding II, L.P. (incorporated by reference to the Company’s Report on Form 10-Q for the quarter ended September 30, 2009)
4	.7.3	Third Amendment to Warrant, dated December 28, 2009, by and between the Company and BHC Interim Funding II, L.P. (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on April 15, 2010)
4.8		Stock Purchase Warrant, dated as of October 13, 2003, issued by the Company to Dolphin Offshore Partners, L.P. (terminated) (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on November 12, 2003)
4.9		Stock Purchase Warrant, dated June 23, 2005, issued by the Company to Dolphin Offshore Partners, L.P. (incorporated herein by reference to the Company’s Report on Form 8-K filed on June 28, 2005)
4.10		Stock Purchase Warrant issued by the Company to Transit Vehicle Technology Investments, Inc., dated March 21, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)
4.11		Common Stock Purchase Warrant issued by the Company to Laurus Master Fund, Ltd., dated as of April 28, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)
10.1		Form of Office Lease Agreement, between the Company and Sterling Plaza Limited Partnership (incorporated herein by reference from the Company’s Form 10-KSB/A, filed with the SEC on May 21, 2001)
10	.1.1	First Amendment to Lease Agreement, between the Company and Sterling Plaza Limited Partnership, d/b/a Dallas Sterling Plaza Limited Partnership, dated August 25, 2003 (incorporated herein by reference to the Company’s Registration Statement of Form S-1, filed with the SEC on January 4, 2005)
10	.1.2	Second Amendment to Lease Agreement, between the Company and Sterling Plaza Limited Partnership, d/b/a Dallas Sterling Plaza Limited Partnership, dated September 17, 2004 (incorporated herein by reference to the Company’s Registration Statement of Form S-1, filed with the SEC on January 4, 2005)
10.2		Lease Agreement, between the Company and The Prudential Savings Bank, F.S.B., dated December 18, 1998 (incorporated herein by reference from the Company’s Form 10-KSB/A, filed with the SEC on June 6, 2001)
10	.2.1	First Lease Amendment, between the Company and Property Reserve, Inc., f/k/a The Prudential Savings Bank, F.S.B., dated December 11, 2002 (incorporated herein by reference to the Company’s Registration Statement of Form S-1, filed with the SEC on January 4, 2005)
10	.2.2	Second Lease Amendment, between the Company and Property Reserve, Inc., f/k/a The Prudential Savings Bank, F.S.B., dated June 18, 2003 (incorporated herein by reference to the Company’s Registration Statement of Form S-1, filed with the SEC on January 4, 2005)
10	.2.3	Third Lease Amendment, between the Company and Property Reserve, Inc., f/k/a The Prudential Savings Bank, F.S.B., dated August 21, 2003 (incorporated herein by reference to the Company’s Registration Statement of Form S-1, filed with the SEC on January 4, 2005)
10	.2.4	Fourth Lease Amendment, between the Company and Property Reserve, Inc., f/k/a The Prudential Savings Bank, F.S.B., dated September 8, 2003 (incorporated herein by reference to the Company’s Registration Statement of Form S-1, filed with the SEC on January 4, 2005)
10.3		Share Purchase Agreement, dated as of October 13, 2003, by and between Dolphin Offshore Partners, L.P. and the Company (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on November 12, 2003)

Exhibit
No.		Document

10.4		Securities Purchase Agreement, dated as of November 5, 2003, by and between the Company, as seller, and BFSUS Special Opportunities Trust PLC and Renaissance US Growth & Investment Trust PLC, collectively as purchasers (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on November 12, 2003)
10.5		Loan and Security Agreement, dated as of November 6, 2003, by and between LaSalle Business Credit, LLC, as lender, and the Company, as borrower (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on November 12, 2003)
10	.5.1	Waiver, Consent and Fourth Amendment Agreement between the Company and LaSalle Business Credit, LLC, dated March 6, 2006 (incorporated herein by reference to the Company’s Report on Form 10-K filed with the SEC on April 17, 2006)
10.6		Amended and Restated Registration Rights Agreement, dated as of April 1, 2004, by and between the Company and Dolphin Offshore Partners, L.P. (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on April 14, 2004)
10.7		Securities Purchase Agreement dated as of April 21, 2004, among Digital Recorders, Inc. and the investors named therein (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on April 22, 2004)
10.8		Registration Rights Agreement dated as of April 21, 2004, among Digital Recorders, Inc. and the investors named therein (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on April 22, 2004)
10.9		Securities Purchase Agreement, dated October 5, 2004, between the Company and Riverview Group LLC (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on October 7, 2004)
10.10		Registration Rights Agreement, dated October 5, 2004, between the Company and Riverview Group LLC (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on October 7, 2004)
10.11		Share Purchase Agreement, dated June 23, 2005, by and between the Company and Dolphin Offshore Partners, L.P.(incorporated herein by reference to the Company’s Report on Form 8-K filed on June 28, 2005)
10.12		Registration Rights Agreement, dated June 23, 2005, by and between the Company and Dolphin Offshore Partners, L.P. (incorporated herein by reference to the Company’s Report on Form 8-K filed on June 28, 2005)
10.13		Share Purchase Agreement, dated October 31, 2005, between John D. Higgins and the Company (incorporated herein by reference to the Company’s Report on Form 8-K filed on November 4, 2005)
10.14		Form of Registration Rights Agreement between John D. Higgins and the Company (incorporated herein by reference to the Company’s Report on Form 8-K filed on November 4, 2005)
10.15		Secured Non-Convertible Revolving Note between the Company and Laurus Master Fund, Ltd., dated March 15, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)
10.16		Security Agreement (with Schedules) between the Company and Laurus Master Fund, Ltd. dated March 15, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)
10.17		Grant of Security Interest in Patents and Trademarks (with Schedules) between the Company and Laurus Master Fund, Ltd., dated March 15, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)
10.18		Stock Pledge Agreement (with Schedules) between the Company and Laurus Master Fund, Ltd., dated March 15, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)
10.19		Registration Rights Agreement between the Company and Laurus Master Fund, Ltd., dated March 15, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 21, 2006)

Exhibit
No.		Document

10	.19.1	Amended and Restated Registration Rights Agreement dated as of April 28, 2006, by and between Digital Recorders, Inc. and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)
10.20		Share Purchase Agreement between the Company and Transit Vehicle Technology Investments, Inc., dated March 21, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)
10.21		Registration Rights Agreement between the Company and Transit Vehicle Technology Investments, Inc., dated March 21, 2006 (incorporated herein by reference to the Company’s Report on Form 8-K filed on March 23, 2006)
10.22		Securities Purchase Agreement dated as of April 28, 2006, by and between Digital Recorders, Inc., TwinVision of North America, Inc., Digital Audio Corporation, and Robinson-Turney International, Inc., and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)
10	.22.1	Waiver and Consent, dated as of April 30, 2007, entered into by and between Digital Recorders, Inc., TwinVision of North America, Inc., Digital Audio Corporation, Robinson-Turney International, Inc. and Laurus Master Fund, Ltd. (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 2007)
10.23		Secured Term Note by Digital Recorders, Inc., TwinVision of North America, Inc., Digital Audio Corporation, and Robinson-Turney International, Inc., issued to Laurus Master Fund, Ltd., in the original principal amount of $1,600,000 (incorporated herein by reference to the Company’s Report on Form 8-K filed on May 4, 2006)
10.24		Share Purchase Agreement, dated as of April 30, 2007, entered into by and among Dolphin Direct Equity Partners, LP, Digital Audio Corporation and Digital Recorders, Inc. (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 2007)
10.25		Promissory Note, dated April 30, 2007, by Dolphin Direct Equity Partners, LP issued to Digital Recorders, Inc. in the principal sum of $285,000 (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2007)
10.26		Form of Share Purchase Agreement, dated June 11, 2007, between Digital Recorders, Inc. and buyer of Series J Convertible Preferred Stock of Digital Recorders, Inc. with Schedule of Differences (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2007)
10.27		Form of Registration Rights Agreement, dated June 11, 2007, between Digital Recorders, Inc. and holder of Series J Convertible Preferred Stock of Digital Recorders, Inc. (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2007)
10.28		Agreement, dated as of June 30, 2008, by and between the Company and John D. Higgins (incorporated herein by reference to the Company’s Report on Form 8-K/A, filed with the SEC on August 14, 2008)
10.29		Revolving Credit and Security Agreement, dated as of June 30, 2008, by and among PNC Bank, National Association and Digital Recorders, Inc., TwinVision of North America, Inc. and DRI Corporation (incorporated herein by reference to the Company’s Report on Form 8-K/A, filed with the SEC on August 14, 2008)
10	.29.1	Amendment No. 2 to Revolving Credit and Security Agreement, dated September 29, 2008, by and between Digital Recorders, Inc., TwinVision of North America, Inc. and DRI Corporation, and PNC Bank, National Association (incorporated by reference to the Company’s Report on Form 10-Q for the quarter ended September 30, 2008)
10	.29.2	Amendment No. 3 to Revolving Credit and Security Agreement, dated as of March 26, 2009, by and between Digital Recorders, Inc., TwinVision of North America, Inc. and DRI Corporation, and PNC Bank, National Association (incorporated herein by reference to the Company’s Report on Form 10-K filed with the SEC on March 31, 2009)

Exhibit
No.		Document

10	.29.3	Amendment No. 4 to Revolving Credit and Security Agreement, dated as of July 30, 2009, by and between Digital Recorders, Inc., TwinVision of North America, Inc., and DRI Corporation, and PNC Bank, National Association (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on August 5, 2009)
10	.29.4	Amendment No. 5 to Revolving Credit and Security Agreement, dated as of October 5, 2009, by and among Digital Recorders, Inc., TwinVision of North America, Inc., and DRI Corporation, and PNC Bank, National Association (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended September 30, 2009)
10	.29.5	Amendment No. 6 to Revolving Credit and Security Agreement, dated as of December 28, 2009, by and among Digital Recorders, Inc., TwinVision of North America, Inc., and DRI Corporation, and PNC Bank, National Association (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on April 15, 2010)
10	.29.6	Amendment No. 7 to Revolving Credit and Security Agreement, dated as of November 12, 2010, by and among Digital Recorders, Inc., TwinVision of North America, Inc., and DRI Corporation, and PNC Bank, National Association (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed with the SEC on November 15, 2010)
10	.29.7	Waiver and Amendment No. 8 to Revolving Credit and Security Agreement, dated as of March 31, 2011, by and among Digital Recorders, Inc., TwinVision of North America, Inc., and DRI Corporation, and PNC Bank, National Association (filed herewith)
10.30		Revolving Credit Note, dated as of June 30, 2008, issued by Digital Recorders, Inc., TwinVision of North America, Inc. and DRI Corporation to PNC Bank, National Association (incorporated herein by reference to the Company’s Report on Form 8-K/A, filed with the SEC on August 14, 2008)
10.31		Loan and Security Agreement, dated as of June 30, 2008, by and among Digital Recorders, Inc., TwinVision of North America, Inc. and DRI Corporation, and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s Report on Form 8-K/A, filed with the SEC on August 14, 2008)
10	.31.1	First Amendment to the Loan and Security Agreement, dated as of July 30, 2008, by and among Digital Recorders, Inc., TwinVision of North America, Inc. and DRI Corporation, and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s Report on Form 8-K/A, filed with the SEC on August 14, 2008)
10	.31.2	Second Amendment to the Loan and Security Agreement, dated as of March 26, 2009, by and among Digital Recorders, Inc., TwinVision of North America, Inc. and DRI Corporation, and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s Report on Form 10-K filed with the SEC on March 31, 2009)
10	.31.3	Letter Agreement, dated as of July 21, 2009, by and among Digital Recorders, Inc. and TwinVision of North America, Inc., as Borrowers, DRI Corporation, as Guarantor, and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2009)
10	.31.3.1	Letter of Amendment to Letter Agreement, dated as of July 31, 2009, by and among Digital Recorders, Inc. and TwinVision of North America, Inc., as Borrowers, DRI Corporation, as Guarantor, and BHC Interim Funding III, L.P., as Lender (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2009)
10	.31.4	Third Amendment to Loan and Security Agreement, dated as of August 18, 2009, by and among Digital Recorders, Inc. and TwinVision of North America, Inc., as Borrowers, DRI Corporation, as Guarantor, and BHC Interim Funding III, L.P., as Lender (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2009)
10	.31.5	Letter of Amendment to Loan and Security Agreement, dated as of August 18, 2009, by and between DRI Corporation and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s Report on From 8-K filed with the SEC on August 24, 2009)

Exhibit
No.		Document

10	.31.6	Fourth Amendment to Loan and Security Agreement, dated as of October 1, 2009, by and among Digital Recorders, Inc. and TwinVision of North America, Inc., as Borrowers, DRI Corporation, as Guarantor, and BHC Interim Funding III, L.P., as Lender (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended September 30, 2009)
10	.31.7	Fifth Amendment to Loan and Security Agreement, dated as of December 28, 2009, by and among Digital Recorders, Inc. and TwinVision of North America, Inc., as Borrowers, DRI Corporation, as Guarantor, and BHC Interim Funding III, L.P., as Lender (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on April 15, 2010)
10	.31.8	Seventh Amendment to Loan and Security Agreement, dated as of November 12, 2010, by and among Digital Recorders, Inc. and TwinVision of North America, Inc., as Borrowers, DRI Corporation, as Guarantor, and BHC Interim Funding III, L.P., as Lender (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed with the SEC on November 15, 2010)
10	.31.9	Waiver and Eighth Amendment to Loan and Security Agreement, dated as of April 6, 2011, by and among Digital Recorders, Inc. and TwinVision of North America, Inc., as Borrowers, DRI Corporation, as Guarantor, and BHC Interim Funding III, L.P., as Lender (filed herewith)
10.32		Senior Secured Term Note, dated as of June 30, 2008, issued by Digital Recorders, Inc. and TwinVision of North America, Inc. to BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s Report on Form 8-K/A, filed with the SEC on August 14, 2008)
10.33		Continuing Unconditional Guaranty, dated as of June 30, 2008, granted by the Company in favor of BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s Report on Form 8-K/A, filed with the SEC on August 14, 2008)
10.34		Stock Pledge Agreement, dated as of June 30, 2008, by and between the Company and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s Report on Form 8-K/A, filed with the SEC on August 14, 2008)
10.35		Trademark Security Agreement, dated as of June 30, 2008, by and between the Company and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s Report on Form 8-K/A, filed with the SEC on August 14, 2008)
10.36		Trademark Security Agreement, dated as of June 30, 2008, by and between Digital Recorders, Inc. and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s Report on Form 8-K/A, filed with the SEC on August 14, 2008)
10.37		Trademark and Security Agreement, dated as of June 30, 2008, by and between TwinVision of North America, Inc. and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s Report on Form 8-K/A, filed with the SEC on August 14, 2008)
10.38		Copyright Security Agreement, dated as of June 30, 2008, by and between Digital Recorders, Inc. and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s Report on Form 8-K/A, filed with the SEC on August 14, 2008)
10.39		Copyright Security Agreement, dated as of June 30, 2008, by and between TwinVision of North America, Inc. and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s Report on Form 8-K/A, filed with the SEC on August 14, 2008)
10.40		Patent Security Agreement, dated as of June 30, 2008, by and between Digital Recorders, Inc. and BHC Interim Funding III, L.P. (incorporated herein by reference to the Company’s Report on Form 8-K/A, filed with the SEC on August 14, 2008)
10.41		Undertaking Concerning Loan Payment for purposes other than personal consumption, by and between Handelsbanken and Mobitec AB (English translation) (incorporated herein by reference to the Company’s Report on Form 8-K/A, filed with the SEC on August 14, 2008)
10	.41.1	Undertaking Concerning Loan Payment for purposes other than personal consumption, dated June 16, 2009, by and between Handelsbanken and Mobitec AB (English translation) (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2009)

Exhibit
No.		Document

10	.41.2	Undertaking Concerning Loan Payment for purposes other than personal consumption, dated June 16, 2009, by and between Handelsbanken and Mobitec AB (English translation) (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2009)
10	.41.3	Undertaking Concerning Loan Payment for purposes other than personal consumption, dated March 25, 2010, by and between Handelsbanken and Mobitec AB (English translation) (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on April 15, 2010).
10.42		Instrument for Debt A Loan for purposes other than personal consumption, by and between Handelsbanken and Mobitec AB (English translation) (incorporated herein by reference to the Company’s Report on Form 8-K/A, filed with the SEC on August 14, 2008)
10.43		Factoring Agreement by and between Handelsbanken and Mobitec AB (English translation) (incorporated herein by reference to the Company’s Report on Form 8-K/A, filed with the SEC on August 14, 2008)
10	.43.1	Amendment, dated October 22, 2010, to Factoring Agreement by and between Handelsbanken and Mobitec AB (English translation) (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on October 25, 2010)
10.44		EURO Short Term Loan Facility by and between Handelsbanken and Mobitec GmbH (incorporated herein by reference to the Company’s Report on Form 8-K/A, filed with the SEC on August 14, 2008)
10	.44.1	EURO Short Term Loan Facility by and between Handelsbanken and Mobitec GmbH, dated as of June 25, 2009 (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on July 1, 2009)
10.45		Executive Employment Agreement, dated January 1, 1999, between the Company and Larry Hagemann (incorporated herein by reference from the Company’s Proxy Statement for the Annual Meeting of Shareholders for fiscal year 2000, filed with the SEC on June 6, 2001)
10.46		Executive Employment Agreement, between the Company and David N. Pilotte, dated October 25, 2004 (incorporated herein by reference to the Company’s Report on Form 8-K, filed with the SEC on October 22, 2004)
10.47		Executive Employment Agreement, dated November 15, 2007, between Mobitec GmbH and Mobitec AB and Oliver Wels (incorporated herein by reference from the Company’s Report on Form 10-Q for the quarter ended March 31, 2008)
10.48		Executive Employment Agreement, dated December 31, 2007, between the Company and Lawrence A. Hagemann (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on January 10, 2008)
10.49		Executive Employment Agreement, effective September 16, 2010, between the Company and Stephen P. Slay (filed herewith)
10.50		Executive Employment Agreement, dated December 31, 2007, between the Company and Rob R. Taylor (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on January 10, 2008)
10.51		Executive Employment Agreement, effective December 31, 2007, between the Company and Tanya Lind Johnson (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on January 18, 2008)
10.52		Executive Employment Agreement, effective December 31, 2007, between the Company and William F. Fay, Jr. (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on January 18, 2008)
10.53		Executive Employment Agreement, effective January 1, 2008, between the Company and David L. Turney (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on January 18, 2008)
10.54		Executive Employment Agreement, effective June 17, 2010, between the Company and Kathleen B. Oher (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on June 17, 2010)

Exhibit
No.		Document

10.55		Extension Agreement, dated as of April 30, 2008 by and between DRI Corporation and Digital Audio Corporation (incorporated herein by reference from the Company’s Report on Form 8-K, filed with the SEC on May 6, 2008)
10	.55.1	Second Extension Agreement, dated as of April 30, 2009, by and between DRI Corporation and Digital Audio Corporation (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on May 6, 2009)
10	.55.2	Third Extension Agreement, dated as of April 30, 2010, by and between DRI Corporation and Digital Audio Corporation (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on April 23, 2010)
10.56		General Pledging, dated June 16, 2009, by and between Handelsbanken and Mobitec AB (English translation) (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2009)
10.57		Contract A Supplementary Overdraft Facility for purposes other than personal consumption, dated June 16, 2009, by and between Handelsbanken and Mobitec AB (English translation) (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2009)
10	.57.1	Contract A Supplementary Overdraft Facility for purposes other than for personal consumption, dated March 25, 2010, by and between Handelsbanken and Mobitec AB (English translation) (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on April 15, 2010)
10	.57.2	Contract A Supplementary Overdraft Facility for purposes other than personal consumption, dated May 11, 2010, by and between Handelsbanken and Mobitec AB (English translation) (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 2010)
10	.57.3	Contract A Supplementary Overdraft Facility for purposes other than personal consumption, dated October 22, 2010, by and between Handelsbanken and Mobitec AB (English translation) (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on October 25, 2010)
10	.57.4	Contract A Supplementary Overdraft Facility for purposes other than personal consumption, dated December 6, 2010, by and between Handelsbanken and Mobitec AB (English translation) (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on December 10, 2010)
10	.57.5	Contract A Supplementary Overdraft Facility for purposes other than personal consumption, dated February 25, 2011, by and between Handelsbanken and Mobitec AB (English translation) (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on March 3, 2011)
10.58		Contract A Base Overdraft Facility for purposes other than personal consumption, dated February 25, 2011, by and between Handelsbanken and Mobitec AB (English translation) (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on March 3, 2011)
10.59		Quota Purchase Agreement, dated as of July 22, 2009, by and among Mobitec AB, Mobitec Empreendimientos e Participações Ltda., Mobitec Brasil Ltda, Roberto Juventino Demore, Lorena Giusti Demore, and JADI Itinerários Eletrônicos Ltda (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2009) (confidential treatment requested for specific portions of this agreement)
10	.59.1	First Amendment to Quota Purchase Agreement, dated as of August 31, 2009, by and among Mobitec Empreendimientos e Participações Ltda., Roberto Juventino Demore, Lorena Giusti Demore, JADI Itinerários Eletrônicos Ltda, Mobitec AB and Mobitec Brasil Ltda. (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended September 30, 2009) (confidential treatment requested for specific portions of this agreement)

Exhibit
No.		Document

10.60		Promissory Note, dated July 22, 2009, by Mobitec Empreendimientos e Participações Ltda., as Maker, and Mobitec AB, as Guarantor, issued to Roberto Juventino Demore and Lorena Giusti Demore, in the principal amount of $1,000,000 (English translation) (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2009) (confidential treatment requested for specific portions of this agreement)
10	.60.1	Promissory Note, dated August 31, 2009, by Mobitec Empreendimientos e Participações Ltda., as Maker, issued to Roberto Juventino Demore in the principal amount of $1,000,000 (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended September 30, 2009) (confidential treatment requested for specific portions of this agreement)
10.61		Promissory Note, dated July 22, 2009, by Mobitec AB issued to Roberto Juventino Demore and Lorena Giusti Demore, in the principal amount of $1,950,000 (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2009) (confidential treatment requested for specific portions of this agreement)
10	.61.1	Promissory Note, dated August 31, 2009, by Mobitec AB, issued to Roberto Juventino Demore in the principal amount of $1,950,000 (incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended September 30, 2009) (confidential treatment requested for specific portions of this agreement)
10.62		Form of Subscription Agreement by and between DRI Corporation and holder of Series K Senior Convertible Preferred Stock of DRI Corporation (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on October 30, 2009)
10	.62.1	Form of Subscription Agreement by and between DRI Corporation and holder of Series K Senior Convertible Preferred Stock of DRI Corporation (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on April 15, 2010)
10	.62.2	Form of Subscription Agreement by and between DRI Corporation and holder of Series K Senior Convertible Preferred Stock of DRI Corporation (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on August 20, 2010)
10.63		Form of Registration Rights Agreement by and between DRI Corporation and holder of Series K Senior Convertible Preferred Stock of DRI Corporation (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on October 30, 2009)
10	.63.1	Form of Registration Rights Agreement by and between DRI Corporation and holder of Series K Senior Convertible Preferred Stock of DRI Corporation (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on April 15, 2010)
10	.63.2	Form of Registration Rights Agreement by and between DRI Corporation and holder of Series K Senior Convertible Preferred Stock of DRI Corporation (incorporated herein by reference to the Company’s Report on Form 8-K filed with the SEC on August 20, 2010)
21.1		Listing of Subsidiaries of the Company (filed herewith)
23.1		Consent of Grant Thornton LLP (filed herewith)
31.1		Section 302 Certification of David L. Turney (filed herewith)
31.2		Section 302 Certification of Kathleen B. Oher (filed herewith)
32.1		Section 906 Certification of David L. Turney (filed herewith)
32.2		Section 906 Certification of Kathleen B. Oher (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRI CORPORATION

By:	/s/ DAVID L. TURNEY
David L. Turney
Chairman of the Board and Chief Executive
Officer (Principal Executive Officer)

Date: April 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID L. TURNEY David L. Turney	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 15, 2011

/s/ KATHLEEN B. OHER Kathleen B. Oher	Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	April 15, 2011

/s/ HUELON ANDREW HARRISON Huelon Andrew Harrison	Director	April 15, 2011

/s/ JOHN D. HIGGINS John D. Higgins	Director	April 15, 2011

/s/ HELGA HOUSTON Helga Houston	Director	April 15, 2011

/s/ STEPHANIE L. PINSON Stephanie L. Pinson	Director	April 15, 2011

/s/ JOHN K. PIROTTE John K. Pirotte	Director	April 15, 2011

/s/ JULIANN TENNEY Juliann Tenney	Director	April 15, 2011