Form 10-Q
period 2011-03-31
DRI CORP
filed 2011-05-16
CIK 853695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
          Indicate the number of shares outstanding of the registrant’s Common Stock as of April 29, 2011:

Common Stock, par value $0.10 per share	11,882,091
(Class of Common Stock)	Number of Shares

DRI CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
DRI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share amounts)

	March 31, 2011	December 31, 2010
	(Unaudited)	(Note 1)
ASSETS
Current Assets
Cash and cash equivalents	$1,377	$1,391
Trade accounts receivable, net	16,801	15,678
Current portion of note receivable	86	86
Other receivables	259	300
Inventories, net	15,211	15,134
Prepaids and other current assets	1,135	1,389
Deferred tax assets, net	676	613

Total current assets	35,545	34,591

Property and equipment, net	1,378	1,388
Software, net	6,214	5,757
Goodwill	11,149	10,398
Intangible assets, net	662	651
Other assets	918	1,045

Total assets	$55,866	$53,830

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Lines of credit	$9,711	$8,454
Loans payable	362	442
Current portion of long-term debt	961	944
Current portion of foreign tax settlement	477	550
Accounts payable	9,559	8,703
Accrued expenses and other current liabilities	5,651	6,354
Preferred stock dividends payable	124	19

Total current liabilities	26,845	25,466

Long-term debt and capital leases, net	6,085	6,239

Deferred tax liabilities, net	87	84

Liability for uncertain tax positions	891	723

Commitments and contingencies (Notes 7 and 8)

Shareholders’ Equity
Series K redeemable, convertible preferred stock, $0.10 par value, liquidation preference of $5,000 per share; 475 shares authorized; 439 shares issued and outstanding at March 31, 2011 and December 31, 2010; redeemable at the discretion of the Company at any time.	1,957	1,957
Series E redeemable, nonvoting, convertible preferred stock, $0.10 par value, liquidation preference of $5,000 per share; 80 shares authorized; 80 shares issued and outstanding at March 31, 2011 and December 31, 2010; redeemable at the discretion of the Company at any time.	337	337
Series G redeemable, convertible preferred stock, $0.10 par value, liquidation preference of $5,000 per share; 725 shares authorized; 536 shares issued and outstanding at March 31, 2011 and December 31, 2010; redeemable at the discretion of the Company at any time.	2,398	2,398
Series H redeemable, convertible preferred stock, $0.10 par value, liquidation preference of $5,000 per share; 125 shares authorized; 76 shares issued and outstanding at March 31, 2011 and December 31, 2010; redeemable at the discretion of the Company at any time.	332	332
Series AAA redeemable, nonvoting, convertible preferred stock, $0.10 par value, liquidation preference of $5,000 per share; 166 shares authorized; 166 shares issued and outstanding at March 31, 2011 and December 31, 2010; redeemable at the discretion of the Company at any time.	830	830
Common stock, $0.10 par value, 25,000,000 shares authorized; 11,858,270 and 11,838,873 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively.	1,186	1,184
Additional paid-in capital	30,320	30,374
Accumulated other comprehensive income — foreign currency translation	4,444	3,180
Accumulated deficit	(20,627)	(20,121)

Total DRI shareholders’ equity	21,177	20,471
Noncontrolling interest — Castmaster Mobitec India Private Limited	781	847

Total shareholders’ equity	21,958	21,318

Total liabilities and shareholders’ equity	$55,866	$53,830

See accompanying notes to unaudited consolidated financial statements.

DRI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(In thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Net sales	$19,089	$22,129
Cost of sales	12,957	16,805

Gross profit	6,132	5,324

Operating expenses
Selling, general and administrative	6,027	5,981
Research and development	156	108

Total operating expenses	6,183	6,089

Operating loss	(51)	(765)

Other income (loss)	2	(1)
Foreign currency gain (loss)	(289)	89
Interest expense	(381)	(360)

Total other income and expense	(668)	(272)

Loss before income tax benefit	(719)	(1,037)

Income tax benefit	147	252

Net loss	(572)	(785)

Less: Net (income) loss attributable to noncontrolling interest, net of tax	66	(102)

Net loss attributable to DRI Corporation	(506)	(887)

Provision for preferred stock dividends	(174)	(108)

Net loss applicable to common shareholders of DRI Corporation	$(680)	$(995)

Net loss per share applicable to common shareholders of DRI Corporation
Basic and diluted	$(0.06)	$(0.08)

Weighted average number of common shares outstanding
Basic and diluted	11,851,804	11,753,359

See accompanying notes to unaudited consolidated financial statements.

DRI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(In thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net loss	$(572)	$(785)
Adjustments to reconcile net loss to net cash provided by operating activities
Deferred income taxes	(45)	(103)
Change in liability for uncertain tax positions	52	(13)
Depreciation of property and equipment	112	100
Amortization of software	293	213
Amortization of intangible assets	31	28
Amortization of deferred financing costs	185	137
Amortization of debt discount	27	27
Loan termination fee accrual	59	58
Bad debt expense	7	19
Stock issued in lieu of cash compensation	31	27
Stock-based compensation expense	91	91
Write-down of inventory for obsolescence	18	66
Loss on disposal of fixed assets	—	2
Other, primarily effect of foreign currency (gain) loss	293	(139)
Changes in operating assets and liabilities
(Increase) decrease in trade accounts receivable	(782)	1,634
Decrease in other receivables	43	88
(Increase) decrease in inventories	369	(911)
Decrease in prepaids and other current assets	20	721
Increase in other assets	—	(23)
Increase (decrease) in accounts payable	611	(455)
Decrease in accrued expenses and other current liabilities	(359)	(268)
Decrease in foreign tax settlement	(171)	(83)

Net cash provided by operating activities	313	431

Cash flows from investing activities
Purchases of property and equipment	(60)	(242)
Investments in software development	(602)	(681)

Net cash used in investing activities	(662)	(923)

Cash flows from financing activities
Proceeds from bank borrowings and lines of credit	18,945	23,397
Principal payments on bank borrowings and lines of credit	(18,544)	(23,538)
Proceeds from issuance of preferred stock, net of costs	—	721
Payment of loan amendment fees	(30)	(5)
Payment of dividends on preferred stock	(51)	(53)

Net cash provided by financing activities	320	522

Effect of exchange rate changes on cash and cash equivalents	15	17

Net increase (decrease) in cash and cash equivalents	(14)	47

Cash and cash equivalents at beginning of period	1,391	1,800

Cash and cash equivalents at end of period	$1,377	$1,847

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Supplemental disclosures of non-cash investing and financing activities:

Preferred stock issued for services	$—	$120

Preferred stock dividends	$123	$55

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
     The year-end balance sheet data was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “2010 Annual Report”). The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full fiscal year.
     Capitalized costs related to internally developed software have been reclassified in the balance sheet from Property and Equipment to Software as of March 31, 2011, and the related amount of capitalized software that was recorded in Property and Equipment as of December 31, 2010 has been reclassified to Software in order to conform with current period presentation.
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
     Certain of our multiple-deliverable revenue arrangements include sales of software and software related services, and may include post-contract support (“PCS”) for the software products. We account for software sales in accordance with ASC Topic 985-

605, Software Revenue Recognition (“ASC 985-605”) whereby the revenue from software and related services is recognized over the PCS period if PCS is the only undelivered element and we do not have vendor specific objective evidence for PCS.
Product Warranties
     The Company provides a limited warranty for its products, generally for a period of one to five years. The Company’s standard warranties require the Company to repair or replace defective products during such warranty periods at no cost to the customer. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product sales are recognized. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The following table summarizes product warranty activity during the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Balance at beginning of period	$809	$805
Additions charged to costs and expenses	1	8
Deductions	(29)	(32)
Foreign exchange translation (gain) loss	75	(13)

Balance at end of period	$856	$768

Recent Accounting Pronouncements
     For the three months ended March 31, 2011, there were no new accounting pronouncements issued that have had, or are expected to have, a material impact on our results of operations or financial condition.
Fair Value of Assets and Liabilities
     The Company does not engage in hedging activities and does not have any derivative instruments in place. The Company’s only non-financial asset measured on a recurring basis is goodwill. This non-financial asset is measured for impairment annually on the Company’s measurement date at the reporting unit level using Level 3 inputs. The Company’s annual measurement date for goodwill is December 31, 2011 and as such, no fair value measurements have been made during the three months ended March 31, 2011. No events have occurred that would indicate an impairment of goodwill.
Fair Value of Financial Instruments
     The fair value of a financial instrument is the amount at which the instrument could be exchanged between willing parties other than in a forced sale or liquidation. We believe the carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their estimated fair values at March 31, 2011 and December 31, 2010 due to their short maturities. We believe the carrying value of our lines of credit and loans payable approximate the estimated fair value for debt with similar terms, interest rates, and remaining maturities currently available to companies with similar credit ratings at March 31, 2011 and December 31, 2010. The carrying value and estimated fair value of our long-term debt at March 31, 2011 was $6.4 million and $5.8 million, respectively, and $6.6 million and $5.9 million at December 31, 2010, respectively. The estimate of fair value of our long-term debt is based on debt with similar terms, interest rates, and remaining maturities currently available to companies with similar credit ratings at each measurement date.
Non-monetary Transactions
     Non-monetary transactions are accounted for in accordance with ASC Topic 845-10, “Non-monetary Transactions”, which requires accounting for non-monetary transactions to be based on the fair value of the assets (or services) involved. Thus, the cost of a non-monetary asset acquired in exchange for another non-monetary asset is the fair value of the asset surrendered to obtain it, and a gain or loss, if any, shall be recognized on the exchange. The fair value of the asset received shall be used to measure the cost if it is more clearly evident than the fair value of the asset surrendered.
(2) GOODWILL AND OTHER INTANGIBLE ASSETS
     The increase in goodwill from December 31, 2010 to March 31, 2011 of approximately $751,000 is due solely to foreign currency exchange rate fluctuation.

Weighted
	Average	March 31, 2011			December 31, 2010
	Remaining	Gross		Net	Gross		Net
	Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
(In thousands)
Intangible assets subject to amortization:

Customer lists	5.30	$1,874	$1,212	$662	$1,759	$1,108	$651

     Amortization expense is estimated to be approximately $125,000 for each of the years ending December 31, 2011 through December 31, 2015.
     The difference in the gross carrying amount from December 31, 2010 to March 31, 2011 is due to fluctuations in foreign currencies.
(3) INVENTORIES

	March 31,	December 31,
	2011	2010
	(In thousands)
Raw materials and system components	$12,310	$11,962
Work in process	18	17
Finished goods	2,883	3,155

Total inventories, net	$15,211	$15,134

(4) PROPERTY AND EQUIPMENT

	Estimated
	Depreciable	March 31,	December 31,
	Lives (years)	2011	2010
		(In thousands)
Leasehold improvements	3-10	$371	$370
Automobiles	4-6	385	382
Computer and telecommunications equipment	2-5	1,241	1,223
Test equipment	3-7	175	180
Furniture and fixtures	2-10	3,121	2,939

		5,293	5,094
Less accumulated depreciation		(3,915)	(3,706)

Total property and equipment, net		$1,378	$1,388

(5) SOFTWARE

	Estimated
	Depreciable	March 31,	December 31,
	Lives (years)	2011	2010
		(In thousands)
Software	5	9,790	9,335
Software projects in progress		2,274	1,732

		12,064	11,067
Less accumulated amortization		(5,850)	(5,310)

Total software, net		$6,214	$5,757

(6) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	March 31,	December 31,
	2011	2010
	(In thousands)
Salaries, commissions, and benefits	$2,262	$2,516
Taxes — payroll, sales, income, and other	803	1,375
Warranties	856	809
Current portion of capital leases	17	17
Interest payable	130	135
Deferred revenue	854	639
Customer rebates and credits	128	320
Other	601	543

Total accrued expenses and other current liabilities	$5,651	$6,354

(7) LINES OF CREDIT AND LOANS PAYABLE
     (a) Domestic line of credit and loan payable

     The Company’s wholly-owned subsidiaries, Digital Recorders, Inc. and TwinVision of North America, Inc. (collectively, the “Borrowers”), have in place an asset-based lending agreement (as amended, the “PNC Agreement”) with PNC Bank, National Association (“PNC”), which matures on the earlier of (a) April 30, 2012 or (b) five days prior to the maturity date of the BHC Agreement (as defined in the following paragraph). DRI has agreed to guarantee the obligations of the Borrowers under the PNC Agreement. The PNC Agreement provides up to $8.0 million in borrowings under a revolving credit facility and is secured by substantially all tangible and intangible U.S. assets of the Company. Borrowing availability under the PNC Agreement is based upon an advance rate equal to 85% of eligible domestic accounts receivable of the Borrowers, plus 75% of eligible foreign accounts receivable of the Borrowers, limited to the lesser of $2.5 million in the aggregate or the aggregate amount of coverage under Acceptable Credit Insurance Policies (as defined in the PNC Agreement) that the Borrowers have with respect to eligible foreign receivables, as determined by PNC in its reasonable discretion, plus 85% of the appraised net orderly liquidation value of inventory of the Borrowers, limited to $750,000. The PNC Agreement provides for one of two possible interest rates on borrowings: (1) an interest rate based on the rate (the “Eurodollar Rate”) at which U.S. dollar deposits are offered by leading banks in the London interbank deposit market (a “Eurodollar Rate Loan”) or (2) interest at a rate (the “Domestic Rate”) based on either (a) the base commercial lending rate of PNC, or (b) the open rate for federal funds transactions among members of the Federal Reserve System, as determined by PNC (a “Domestic Rate Loan”). The actual annual interest rate for borrowings under the PNC Agreement is (a) the Eurodollar Rate plus 3.25% for Eurodollar Rate Loans and (b) the Domestic Rate plus 1.75% for Domestic Rate Loans. Interest is calculated on the principal amount of borrowings outstanding, subject to a minimum principal amount of $3.5 million. If all outstanding obligations under the PNC Agreement are paid before the maturity date, the Borrowers will be obligated to pay an early termination fee of $40,000. At March 31, 2011, the outstanding principal balance on the revolving credit facility established under the PNC Agreement was approximately $3.3 million and remaining borrowing availability under the revolving credit facility was approximately $2.0 million.
     Pursuant to terms of a loan agreement (the “BHC Agreement”) with BHC Interim Funding III, L.P. (“BHC”), the Borrowers have outstanding a $4.8 million term loan (the “Term Loan”) that matures April 30, 2012 and which is included in long-term debt on the Company’s accompanying consolidated balance sheet. DRI agreed to guarantee the Borrowers’ obligations under the BHC Agreement. The Term Loan bears interest at an annual rate of 12.75% and is secured by substantially all tangible and intangible assets of the Company. Additionally, the Term Loan is secured by a pledge of all outstanding common stock of the Borrowers and Robinson Turney International, Inc., a wholly-owned subsidiary of DRI, and a pledge of 65% of the outstanding common stock of all our foreign subsidiaries other than Mobitec Pty Ltd., Castmaster Mobitec India Private Ltd., and Mobitec Far East Pte. Ltd. The Borrowers are subject to a termination fee which escalates over time to a maximum amount of $1.7 million. The amount of the termination fee due is dependent upon the date of repayment, with the maximum amount of $1.7 million due if the Term Loan is not paid until January 1, 2012 or thereafter. We are recording the maximum termination fee on the Term Loan ratably over the remaining term of the BHC Agreement as interest expense. During the three months ended March 31, 2011 and 2010, we recorded approximately $59,000 and $58,000, respectively, of interest expense related to the Term Loan termination fee, all of which is included in long-term debt on the Company’s accompanying consolidated balance sheet.
     The PNC Agreement and the BHC Agreement contain certain financial covenants with which we and our subsidiaries must comply. One such covenant in the BHC Agreement provides that the aggregate indebtedness of our foreign subsidiaries, as defined in the BHC Agreement, shall not exceed $7.0 million at any time during or at the end of any fiscal quarter. Due primarily to changes in foreign currency exchange rates from the quarter ended December 31, 2010 to the quarter ended March 31, 2011, we were not in compliance with this covenant for the quarter ended March 31, 2011, as the aggregate indebtedness of our foreign subsidiaries exceeded $7.0 million by approximately $127,000. Had foreign currency exchange rates during the quarter ended March 31, 2011 remained constant with foreign currency exchange rates as of the end of the prior quarter, the aggregate indebtedness of our foreign subsidiaries as of March 31, 2011 would have been approximately $432,000 lower than the amount we reported as of that date and no covenant violation would have occurred. BHC agreed to waive this covenant violation for the quarter ended March 31, 2011. We were in compliance with all other covenants of the PNC Agreement and BHC Agreement for the quarter ended March 31, 2011.
b) International lines of credit and loans payable
     Mobitec AB, our wholly-owned Swedish subsidiary, has in place agreements with Svenska Handelsbanken AB (“Handelsbanken”) under which working capital credit facilities have been established. On February 25, 2011, Mobitec AB and Handelsbanken entered into amendments to these agreements to, among other things, maintain the aggregate borrowing capacity on these credit facilities at 38.0 million Swedish krona (“SEK”) (approximately $6.0 million, based on exchange rates at March 31, 2011) through May 31, 2011, on which date the aggregate borrowing capacity will be reduced by 7.0 million SEK to 31.0 million SEK (approximately $4.9 million, based on exchange rates at March 31, 2011). At March 31, 2011, borrowings due and outstanding under these credit facilities totaled 33.8 million SEK (approximately $5.3 million, based on exchange rates at March 31, 2011) and are reflected as lines of credit in the accompanying consolidated balance sheet. Additional borrowing availability under these agreements at March 31, 2011 amounted to approximately $664,000. These credit agreements renew annually on a calendar-year basis.
     At March 31, 2011, Mobitec AB had an outstanding principal balance of 1.5 million SEK (approximately $237,000, based on exchange rates at March 31, 2011) due on a term loan under a credit agreement with Handelsbanken (the “Mobitec Loan”) which matures March 31, 2012. The outstanding principal balance due on the Mobitec Loan is reflected as long-term debt in the accompanying consolidated balance sheet.
     Mobitec GmbH, the Company’s wholly-owned German subsidiary, has a credit facility in place under an agreement with Handelsbanken pursuant to which a maximum of 912,000 Euro (“EUR”) (approximately $1.3 million, based on exchange rates at March 31, 2011) can be borrowed. At March 31, 2011, borrowings due and outstanding under this credit facility totaled 748,000 EUR (approximately $1.1 million, based on exchange rates at March 31, 2011) and are reflected as lines of credit in the accompanying consolidated balance sheet. Additional borrowing availability under this credit facility at March 31, 2011 amounted to approximately $220,000. The agreement under which this credit facility is extended has an open-ended term and allows Handelsbanken to terminate the credit facility at any time.
     At March 31, 2011, Mobitec Brazil Ltda had outstanding borrowings under three loans with Banco do Brasil S.A. of approximately 444,000 Brazilian real (“BRL”) (approximately $270,000, based on exchange rates at March 31, 2011). The borrowings are secured by accounts receivable on certain export sales by Mobitec Brazil Ltda, bear interest at an annual rate of 4.98%, and have maturity dates ranging from April 28, 2011 to October 21, 2011. These borrowings are included in loans payable on the accompanying consolidated balance sheet. On April 28 and 29, 2011, Mobitec Brazil Ltda paid in full outstanding borrowings of approximately 200,000 BRL (approximately $122,000, based on exchange rates at March 31, 2011) on two loans that matured on those dates.
     At March 31, 2011, Mobitec Brazil Ltda had two additional loans payable to two banks in Brazil with an aggregate outstanding principal balance of approximately 219,000 BRL (approximately $133,000, based on exchange rates at March 31, 2011). One loan, payable to Banco do Brasil S.A., has a principal balance of approximately 151,000 BRL (approximately $92,000, based on exchange rates at March 31, 2011), bears interest at an annual rate of 3.70% and matured May 3, 2011. The outstanding principal balance due on this loan, which was paid in full on its maturity date of May 3, 2011, is included in loans payable in the accompanying consolidated balance sheet. The other loan, payable to Banco Finasa, has an outstanding principal balance of approximately 68,000 BRL (approximately $41,000, based on exchange rates at March 31, 2011), bears interest at an annual rate of 20.10% and has a maturity date of May 31, 2013. The outstanding principal balance due on this loan is included in long-term debt in the accompanying consolidated balance sheet.
     At March 31, 2011, Mobitec Empreendimientos e Participações Ltda. (“Mobitec EP”) had an outstanding balance of approximately $1.3 million due on a promissory note entered into in connection with the July 1, 2009 acquisition of the remaining fifty percent (50%) of the issued and outstanding interests of Mobitec Brazil Ltda. The note is payable in twelve (12) successive fixed quarterly principal payments of $162,500 within thirty (30) days after the close of each calendar quarter (each such payment, an “Installment Payment”) with the last Installment Payment due within thirty (30) days after the close of the calendar quarter ending September 30, 2012. The unpaid principal balance of the note bears simple interest at a rate of five percent (5%) per annum, which is payable quarterly on each date on which an Installment Payment is due. Mobitec EP has the right, at its discretion, with certain interest rate provisions applied, to not make up to two Installment Payments, provided such two Installment Payments are not consecutive (with such amounts to bear interest therefrom at a rate of nine percent (9%) per annum) and to defer such Installment Payments to the end date of the note. The outstanding principal balance due on this note is included in long-term debt in the accompanying consolidated balance sheet. Mobitec EP elected to not make the Installment Payment that was due July 30, 2010. The missed Installment Payment will be deferred until the end date of the note, if not paid sooner, and will bear interest at an annual rate of 9%. Mobitec EP has made all other Installment Payments due under the terms of the promissory note.
     At March 31, 2011, Castmaster Mobitec India Private Limited had two loans payable to HDFC Bank in India with an aggregate outstanding principal balance of approximately 4.4 million Indian rupees (“INR”) (approximately $96,000, based on exchange rates at March 31, 2011). One loan has a principal balance of approximately 3.5 million INR (approximately $78,000, based on exchange rates at March 31, 2011), bears interest at an annual rate of 8.0%, and matures on September 7, 2012. The second loan has a principal balance of approximately 833,000 INR (approximately $18,000, based on exchange rates at March 31, 2011), bears interest at an annual rate of 9.51%, and matures on November 7, 2014. The outstanding principal balance due on these notes is included in long-term debt in the accompanying consolidated balance sheet.

     Domestic and international lines of credit consist of the following:

	March 31,	December 31,
	2011	2010
	(In thousands)
Line of credit with PNC Bank, National Association dated June 30, 2008; payable in full the earlier of (a) April 30, 2012 or (b) five days prior to the maturity date of the BHC Agreement; secured by all tangible and intangible U.S. assets of the Company; bears average interest rate of 5.00% and 5.00% in 2011 and 2010, respectively.	$3,321	$2,841

Line of credit with Svenska Handelsbanken AB; renews annually on a calendar-year basis; secured by certain assets of the Swedish subsidiary, Mobitec AB; bears average interest rate of 5.88% and 4.48% in 2011 and 2010, respectively.	2,481	2,301

Line of credit with Svenska Handelsbanken AB; renews annually on a calendar-year basis; secured by accounts receivable of the Swedish subsidiary, Mobitec AB; bears average interest rate of 6.02% and 4.59% in 2011 and 2010, respectively.	2,855	2,575

Line of credit with Svenska Handelsbanken AB dated June 23, 2004; open-ended term; secured by accounts receivable and inventory of the German subsidiary, Mobitec GmbH; bears average interest rate of 4.40% and 4.39% in 2011 and 2010, respectively.	1,054	737

Total lines of credit	$9,711	$8,454

(8) LONG-TERM DEBT

	March 31,	December 31,
	2011	2010
	(In thousands)
Term loan with BHC Interim Funding III, L.P., dated June 30, 2008; payable in full April 30, 2012; secured by substantially all tangible and intangible assets of the Company; bears interest rate of 12.75%.	$4,750	$4,750

Term loan with Svenska Handelsbanken AB, dated June 30, 2008; payable in quarterly installments of $59,000; secured by accounts receivable and inventory of the Swedish subsidiary, Mobitec AB; bears average interest rate of 7.05% and 6.24% in 2011 and 2010, respectively.	237	277

Term loan with Roberto Demore, dated August 31, 2009; payable in quarterly installments of $162,500; unsecured; bears interest rate of 5.0%, with 9.0% on deferred installments (see Note 7).	1,300	1,463

Term loan with HDFC Bank, dated October 5, 2009; payable in monthly installments of $4,605, inclusive of interest at 8.0%.	78	90

Term loan with HDFC Bank, dated November 14, 2009; payable in monthly installments of $497, inclusive of interest at 9.51%.	18	19

Term loan with Banco Finesa, dated May 28, 2010; payable in monthly installments of $1,939, inclusive of interest at 20.10%.	41	44

Total long-term debt	6,424	6,643
Term loan termination fee accrual	640	581
Less current portion	(961)	(944)
Less debt discount	(28)	(55)

	6,075	6,225
Long-term portion of capital leases	10	14

Total long-term debt and capital leases, less current portion	$6,085	$6,239

(9) PREFERRED STOCK
     Authorized shares of preferred stock of the Company, par value $0.10 per share, are designated as follows: 166 shares are designated as Series AAA Redeemable, Nonvoting Preferred Stock (“Series AAA Preferred”), 30,000 shares are designated as Series D Junior Participating Preferred Stock (“Series D Preferred”), 80 shares are designated as Series E Redeemable Nonvoting Convertible Preferred Stock (“Series E Preferred”), 725 shares are designated as Series G Redeemable Convertible Preferred Stock (“Series G Preferred”), 125 shares are designated as Series H Redeemable Convertible Preferred Stock (“Series H Preferred”), 475 shares are designated as Series K Senior Redeemable Convertible Preferred Stock (“Series K Preferred”), and 4,968,429 shares remain undesignated. As of March 31, 2011, we had outstanding 166 shares of Series AAA Preferred with a liquidation value of $830,000, 80 shares of Series E Preferred with a liquidation value of $400,000, 536 shares of Series G Preferred with a liquidation value of $2.7 million, 76 shares of Series H Preferred with a liquidation value of $380,000, and 439 shares of Series K Preferred with a liquidation value of $2.2 million. There are no shares of Series D Preferred outstanding.
(10) PER SHARE AMOUNTS
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

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
Weighted average shares outstanding — basic and diluted	11,851,804	11,753,359

     No recognition was given to potentially dilutive securities aggregating 4,887,287 and 4,844,794 shares of Common Stock for the three months ended March 31, 2011 and 2010, respectively. Due to the net loss applicable to common shareholders of DRI Corporation in both periods, such securities would have been anti-dilutive.
(11) SHAREHOLDERS’ EQUITY, COMPREHENSIVE INCOME (LOSS) AND NONCONTROLLING INTEREST
     Set forth below is a reconciliation of shareholders’ equity attributable to the Company and total noncontrolling interest at the beginning and end of the three months ended March 31, 2011 and 2010 (in thousands).

	DRI Shareholders’ Equity
					Accumulated
			Additional	Accum-	Other	Total DRI		Compre-	Total
	Preferred	Common	Paid-in	ulated	Comprehensive	Shareholders’	Noncontrolling	hensive	Shareholders’
	Stock	Stock	Capital	Deficit	Income	Equity	Interest	Income (loss)	Equity
Balance as of December 31, 2010	$5,854	$1,184	$30,374	$(20,121)	$3,180	$20,471	$847		$21,318

Issuance of common stock		2	29			31			31
Preferred stock dividends			(174)			(174)			(174)
Stock-based compensation expense			91			91			91

Comprehensive income (loss):
Net loss				(506)		(506)	(66)	$(572)	(572)
Translation adjustment					1,264	1,264		1,264	1,264

Total comprehensive income								$692

Balance as of March 31, 2011	$5,854	$1,186	$30,320	$(20,627)	$4,444	$21,177	$781		$21,958

	DRI Shareholders’ Equity
					Accumulated
			Additional	Accum-	Other	Total DRI		Compre-	Total
	Preferred	Common	Paid-in	ulated	Comprehensive	Shareholders’	Noncontrolling	hensive	Shareholders’
	Stock	Stock	Capital	Deficit	Income (Loss)	Equity	Interest	Income (loss)	Equity

Balance as of December 31, 2009	$4,923	$1,175	$30,393	$(18,276)	$1,976	$20,191	$755		$20,946

Issuance of common stock		1	26			27			27
Issuance of Series K preferred stock, net of issuance costs	165					165			165
Issuance of Series G preferred stock dividend	50					50			50
Issuance of Series H preferred stock dividend	5					5			5
Preferred stock dividends			(108)			(108)			(108)
Stock-based compensation expense			91			91			91

Comprehensive income (loss):
Net Income (loss)				(887)		(887)	102	$(785)	(785)
Translation adjustment					(105)	(105)		(105)	(105)

Total comprehensive loss								$(890)

Balance as of March 31, 2010	$5,143	$1,176	$30,402	$(19,163)	$1,871	$19,429	$857		$20,286

COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Net loss	$(572)	$(785)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax	1,264	(105)

Total other comprehensive income (loss), net of tax	1,264	(105)

Comprehensive income (loss)	692	(890)
Comprehensive (income) loss attributable to the noncontrolling interest	5	(93)

Comprehensive income (loss) attributable to DRI Corporation	$697	$(983)

(12) SEGMENT AND GEOGRAPHIC INFORMATION
     DRI conducts its operations in one business segment. Accordingly, the accompanying consolidated statements of operations report the results of operations of that operating segment, and no separate disclosure is provided herein. Net sales information set forth below is based on geographic location of our customers. Long-lived assets set forth below include net property and equipment, net software, and other assets.

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
	(In thousands)
Net sales
North America	$7,872	$7,058
Europe	5,646	4,663
Asia-Pacific	2,391	8,014
Middle East	192	223
South America	2,988	2,171

	$19,089	$22,129

	March 31,
	2011	December 31,
	(Unaudited)	2010
	(In thousands)
Long-lived assets
North America	$4,228	$4,105
Europe	2,799	2,619
Asia-Pacific	942	957
South America	541	509

	$8,510	$8,190

(13) INCOME TAXES
     As a result of its net operating loss carryforwards, the Company has significant gross deferred income tax assets. The Company reduces its deferred income tax assets by a valuation allowance when, based on available evidence, it is more likely than not that a significant portion of the deferred income tax assets will not be realized. The Company’s total deferred income tax assets and liabilities as of March 31, 2011 were $10.8 million and $1.5 million respectively, its deferred income tax valuation allowance was $8.6 million.
     As a result of intercompany sales that give rise to uncertain tax positions related to transfer pricing, during the three months ended March 31, 2011, the Company recorded an increase to its liability for unrecognized tax benefits of approximately $54,000. These increases, if recognized, would affect the Company’s effective tax rate. Changes in foreign currency exchange rates increased the liability for unrecognized tax benefits by approximately $114,000 during the three months ended March 31, 2011.
     The income tax expense or benefit reported for interim periods is based on our projected annual effective tax rate for the fiscal year and also includes expense or benefit recorded to the provision for uncertain tax positions in foreign jurisdictions. Our projected annual effective tax rate is sensitive to variations in the estimated and actual level of annual pre-tax income, variations in the tax jurisdictions in which the pre-tax income is recognized, and various discrete income tax expenses that may need to be recorded from time to time. As these variations occur, the Company’s projected annual effective tax rate and the resulting income tax expense or benefit recorded in interim periods can vary significantly from period to period. Income tax benefit as a percentage of loss before income taxes was approximately 20.4% and 24.3% for the three months ended March 31, 2011 and 2010, respectively. The change in the rates is primarily related to changes in the mix of income (loss) before income taxes between countries whose income taxes are offset by a full valuation allowance and those that are not.
(14) SOFTWARE DEVELOPMENT
     Salaries and related costs of certain engineering personnel used in the development of software meet the capitalization criteria of ASC Topic 985-20, “Costs of Computer Software to be Sold, Leased, or Marketed.” The total amount of software development costs capitalized during the three months ended March 31, 2011 and 2010 was $602,000 and $681,000, respectively.
(15) NON-MONETARY TRANSACTION — ADVERTISING RIGHTS
     On July 12, 2010, Castmaster Mobitec India Private Limited, a majority-owned subsidiary of Mobitec AB (“Castmaster Mobitec”), entered into a non-monetary exchange transaction with a transit agency customer (the “Transit Agency”) under the terms of a Concession Agreement (the “Transit Agency Contract”) pursuant to which Castmaster Mobitec agreed to install LED destination signs to on a total of 1,500 of the Transit Agency’s existing fleet of buses and, in exchange therefor, the Transit Agency agreed to grant Castmaster Mobitec the right to place advertisements on such buses for a period of twenty-four (24) months (collectively, the “Advertising Rights”). In order to monetize the value of the Advertising Rights, on October 12, 2010 Castmaster Mobitec entered into an advertising agreement (the “Advertising Agreement”) with an advertising services company (the “Advertising Company”), pursuant to which Castmaster Mobitec granted the Advertising Company exclusive agency rights to operate the Advertising Rights in exchange for ten monthly installment payments, commencing on October 20, 2010, of approximately $330,000 each.
     Prior to accepting the first installment payment for the operation of the Advertising Rights, Castmaster Mobitec informed the Advertising Company that the Transit Agency Contract, as well as the Advertising Rights granted thereunder, would expire on July 11, 2012 (the “Expiration Date”) (unless the Transit Agency, in its sole and absolute discretion, agreed to extend the same for an additional one-year term), and, therefore, the Advertising Company would have the right to operate the Advertising Rights for a period of less than 24 months. By letter dated October 28, 2010, the Advertising Company acknowledged that approximately 20 months of advertising rights remained available under the Transit Agency Contract and requested, but did not demand, that Castmaster Mobitec seek to obtain from the Transit Agency a one-year extension of the Advertising Rights. Subsequently, Castmaster Mobitec requested that the Transit Agency agree to extend the Transit Agency Contract and the Advertising Rights granted thereunder for an additional one-year term, ending on July 11, 2013 (the “One-Year Extension”). As of December 31, 2010, Castmaster Mobitec had completed the installation of LED destination signs on approximately 600 of the Transit Agency’s buses; nevertheless, the installation of LED destination signs on the remaining 900 buses was halted pending the receipt by Castmaster Mobitec of the Transit Agency’s decision on whether to grant the One-Year Extension. If the Transit Agency declines to grant the One-Year Extension, the revenue to Castmaster Mobitec generated by the Advertising Rights will be limited to that which may be obtained during the time between the start date of advertising and the Expiration Date.
     As a result of delays in the start date of the advertising, the uncertainty of the Transit Agency granting the One-Year Extension, and the uncertainty of completing the installation of LED destination signs on the remaining 900 of the Transit Agency’s buses, as of December 31, 2010 we were unable to conclude that our ability to monetize the value of the Advertising Rights was reasonably assured. Therefore, at the end of fiscal 2010, we recorded a pre-tax charge of approximately $1.0 million ($0.5 million net of non-controlling interests) which reflects a full valuation allowance of the Advertising Rights asset. The valuation allowance represents a contingent gain, some portion of which could be recognized in future earnings, to the extent we are able to re-sell the Advertising Rights prior to the Expiration Date, as the same may be extended at the discretion of the Transit Agency.
     The terms of the Transit Agency Contract stipulated a completion date of November 5, 2010 for the installation of LED destination signs on the 1,500 bus fleet, with a provision for liquidated damages which are currently accruing at the rate of 1,000 INR per week per bus not completed, or approximately $85,000 per month based on the 900 buses that were not completed by November 5, 2010. While the Transit Agency has not waived its rights to collect liquidated damages under the Transit Agency Contract, at this time, we do not believe the Transit Agency will seek payment of liquidated damages from Castmaster Mobitec. Further we believe that Castmaster Mobitec will incur no additional material expense or liability relating to the Transit Agency Contract beyond that which was recorded by the Company in connection with the impairment of the Advertising Rights in fiscal 2010, although we can give no assurance of such.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT ARE IN ITEM 1 OF THIS QUARTERLY REPORT AND WITH THE AUDITED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT ARE IN THE 2010 ANNUAL REPORT.

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
Critical Accounting Policies and Estimates
     Our critical accounting policies and estimates used in the preparation of the Consolidated Financial Statements presented in the 2010 Annual Report are listed and described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2010 Annual Report and include the following:
▪	Allowance for doubtful accounts;

▪	Inventory valuation;

▪	Warranty reserve;

▪	Intangible assets and goodwill;

▪	Income taxes, including deferred tax assets;

▪	Revenue recognition; and

▪	Stock-based compensation.
     Our financial statements include amounts that are based on management’s best estimates and judgments. The most significant estimates relate to allowance for uncollectible accounts receivable, inventory obsolescence, intangible asset valuations and useful lives, goodwill impairment, warranty costs, income taxes, stock-based compensation, valuation of advertising rights obtained in a non-monetary transaction, and revenue on projects with multiple deliverables. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.
     The Company believes there were no significant changes during the three month period ended March 31, 2011 to the items disclosed as critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2010 Annual Report.
Recent Accounting Pronouncements
     For the three months ended March 31, 2011, there were no new accounting pronouncements issued that have had, or are expected to have, a material impact on our results of operations or financial condition.
Results of Operations
     Management reviews a number of key indicators to evaluate the Company’s financial performance, including net sales, gross profit and selling, general and administrative expenses. The following table sets forth the percentage of our revenues represented by certain items included in our consolidated statements of operations:

	Three Months Ended March 31,
	2011	2010
Net sales	100.0%	100.0%
Cost of sales	67.9	75.9

Gross profit	32.1	24.1

Operating expenses:
Selling, general and administrative	31.6	27.0
Research and development	0.8	0.5

Total operating expenses	32.4	27.5

Operating loss	(0.3)	(3.4)
Total other income and expense	(3.5)	(1.2)

Loss before income tax benefit	(3.8)	(4.6)
Income tax benefit	0.8	1.1

Net loss	(3.0)	(3.5)
Net (income) loss attributable to noncontrolling interest	0.3	(0.5)

Net loss attributable to DRI Corporation	(2.7)%	(4.0)%

COMPARISON OF OUR RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
     Net Sales and Gross Profit. Our net sales for the three months ended March 31, 2011, decreased $3.0 million, or 13.7%, from $22.1 million for the three months ended March 31, 2010, to $19.1 million for the three months ended March 31, 2011. The decrease resulted from lower sales by our foreign subsidiaries of $4.0 million partially offset by higher U.S. domestic sales of $930,000.
     The decrease in sales by our foreign subsidiaries resulted primarily from decreased sales in the Asia-Pacific market, which were partially offset by increased sales in Europe and South America. Substantially all the decrease in sales in the Asia-Pacific market occurred in India, where fulfillment of significant orders received in prior periods was substantially completed in the first and second quarters of 2010. The increase in sales in Europe was, in large part, due to increased sales in the United Kingdom, where preparations for the 2012 summer Olympics to be held in London have begun. The increase in sales in South America occurred primarily in Brazil due to an improving economy in recent periods in that market. The decrease in international sales of $4.0 million is inclusive of an increase due to foreign currency fluctuations for the quarter ended March 31, 2011 of approximately $781,000. Our foreign subsidiaries primarily conduct business in their respective functional currencies thereby reducing the impact of foreign currency transaction differences. If the U.S. dollar strengthens compared to the foreign currencies converted, it is possible the total sales reported in U.S. dollars could decline.
     The increase in U.S. sales for the quarter ended March 31, 2011 as compared to the quarter ended March 31, 2010 is primarily attributable to the timing of order receipts from and delivery to our OEM and end-user customers. Substantially all of the increase in U.S. sales in the first quarter of 2011 as compared to the first quarter of 2010 was due to increased sales of engineered systems and related products to OEM’s as well as to transit operating agencies and commercial transit vehicle operators. The increase in sales to transit operating agencies and commercial transit vehicle operators is primarily a function of the variability of order receipts and deliveries from period to period, particularly those related to contracts with multiple deliverables.
     Our gross profit of $6.1 million for the three months ended March 31, 2011 increased $808,000, or 15.2%, from $5.3 million for the three months ended March 31, 2010. The increase in gross profit was attributed to an increase in U.S. domestic gross profits of $578,000 and an increase in foreign gross profits of $230,000. As a percentage of sales, our gross profit was 32.1% of our net sales for the three months ended March 31, 2011 as compared to 24.1% for the three months ended March 31, 2010.
     The U.S. gross profit as a percentage of sales for the three months ended March 31, 2011 was 33.8% as compared to 30.0% for the three months ended March 31, 2010. The increase in gross profit as a percentage of sales is primarily due to a change in product mix, particularly on sales of electronic destination sign systems and related products, including increased sales of certain higher-margin products. Additionally contributing to the increase in gross profit as a percentage of sales was a decrease in sustained engineering work, which was higher in the first quarter of 2010 due to work performed on products that had been introduced into the market shortly before and during that period. Partially offsetting these increases in gross profit was a decrease due to increased sales of engineered systems products to OEM’s that contained a higher content of third-party product, which yield lower margins than products assembled in-house.
     The international gross profit as a percentage of sales for the three months ended March 31, 2011 was 31.0% as compared to 21.4% for the three months ended March 31, 2010. The increase in international gross profit percentage is primarily attributable to a variation in geographical dispersion of product sales. Most notably, sales decreased in India, where gross profit percentages have been generally lower than those we typically realize on similar product sales in other international markets. Also contributing to the higher gross profit percentage in the first quarter of 2011 were (1) higher margins in certain markets due to favorable material price reductions from suppliers compared to the first quarter of 2010, (2) lower labor absorption costs in the first quarter of 2011 than in the first quarter of 2010, when an increase in temporary production employees was necessary to meet the demands of fulfilling large sales orders for India, and (3) lower sales in the first quarter of 2011 to a large bus manufacturer, on which gross profit percentages are significantly lower than sales of similar products to other OEM’s and customers.
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
     Selling, General and Administrative. Our selling, general and administrative (“SG&A”) expenses of $6.0 million for the three months ended March 31, 2011 increased $46,000, or 0.8%, from $6.0 million for the three months ended March 31, 2010. Excluding a $189,000 increase due to a change in foreign currency exchange rates from the first quarter of 2010 to the first quarter of 2011, SG&A expenses decreased approximately $143,000 in the first quarter of 2011 when compared to the first quarter of 2010 primarily due to (1) decreased travel and entertainment expenses of approximately $169,000, (2) decreased promotion, advertising and business development expenses of approximately $299,000, (3) decreased accounting, tax and other consulting fees of approximately $37,000 and (4) decreased public company costs of approximately $73,000 related primarily to decreased board of director expenses, SEC filing expenses, investor relations expenses and audit fees. These decreases were partially offset by (1) increased personnel-related expenses of approximately $173,000 resulting primarily from an increase in selected engineering personnel, (2) increased legal fees of approximately $120,000 due primarily to legal services received in the first quarter of 2011 on the refinancing of U.S. debt agreements with PNC and BHC and in helping the Company begin assessing strategic alternatives to increase shareholder value, (3) increased bad debt expense of approximately $62,000, and (4) increased bank fees of approximately $75,000 primarily due to increased amortization of fees incurred and capitalized as deferred finance costs in connection with amendments and waivers to loan agreements in 2010.
     Research and Development. Our research and development expenses of $156,000 for the three months ended March 31, 2011, represented an increase of $48,000, or 44.4%, from $108,000 for the three months ended March 31, 2010. This category of expense includes internal engineering personnel and outside engineering expense for software and hardware development, sustaining product engineering, and new product development. During the three months ended March 31, 2011, salaries and related costs of certain engineering personnel who were used in the development of software met the capitalization criteria of ASC Topic 985-20, “Costs of Computer Software to be Sold, Leased, or Marketed.” The total amount of personnel and other expense capitalized in the three months ended March 31, 2011, of $602,000 decreased $79,000, from $681,000 for the three months ended March 31, 2010. In aggregate, research and development expenditures for the three months ended March 31, 2011 were $758,000 as compared to $789,000 for the three months ended March 31, 2010.
     Operating Loss. The net change in operating loss for the three months ended March 31, 2011, was a decrease of $714,000, from net operating loss of $765,000 for the three months ended March 31, 2010, to a net operating loss of $51,000 for the three months ended March 31, 2011. The decrease in operating loss is due to increased gross profit partially offset by increased SG&A expenses and increased research and development expenses as described herein.
     Other Income and Expense. Total other income and expense increased $396,000 from $272,000 for the three months ended March 31, 2010 to $668,000 for the three months ended March 31, 2011 due to a decrease of $3,000 in other income (loss), an increase of $378,000 in foreign currency loss, and an increase of $21,000 in interest expense. The increase in foreign currency loss resulted primarily from unfavorable changes in foreign currency exchange rates between the functional currencies of our foreign subsidiaries and the U.S. dollar, as certain internal and external billings of our foreign subsidiaries are denominated in the U.S. dollar. In the first quarter of 2010, more favorable currency exchange rate changes between the functional currencies of our foreign subsidiaries and the U.S. dollar, primarily between the Indian rupee and the U.S. dollar, resulted in a foreign currency gain. In the first quarter of 2011, more unfavorable currency exchange rate changes between the functional currencies of our foreign subsidiaries and the U.S. dollar, primarily between the Swedish krona and the U.S. dollar, resulted in a foreign currency loss.
     Income Tax Benefit. Net income tax benefit was $147,000 for the three months ended March 31, 2011, compared to net income tax benefit of $252,000 for the three months ended March 31, 2010. The income tax expense or benefit reported for interim periods is based on our projected annual effective tax rate for the fiscal year and also includes expense or benefit recorded to the provision for uncertain tax positions in foreign jurisdictions. Our projected annual effective tax rate is sensitive to variations in the estimated and actual level of annual pre-tax income, variations in the tax jurisdictions in which the pre-tax income is recognized, and various discrete income tax expenses that may need to be recorded from time to time. As these variations occur, the projected annual effective tax rate and the resulting income tax expense or benefit recorded in interim periods can vary significantly from period to period. For the three months ended March 31, 2011 and 2010, income tax benefit as a percentage of loss before income taxes was approximately 20.4% and 24.3%, respectively. The change in the rates is primarily related to changes in the mix of income (loss) before income taxes between countries whose income taxes are offset by full valuation allowance and those that are not.
     Net Loss Applicable to Common Shareholders. The change in net loss applicable to common shareholders for the three months ended March 31, 2011, was a decrease of $315,000 from net loss of $995,000 for the three months ended March 31, 2010, to net loss of $680,000 for the three months ended March 31, 2011.

Industry and Market Overview
     The Safe, Accountable, Flexible, Efficient, Transportation Equity Act — A Legacy for Users (“SAFETEA-LU”) was the primary program funding at the federal level through federal fiscal year 2009 in our U.S. served market segment. SAFETEA-LU promoted the development of modern, expanded, intermodal public transit systems nationwide, designated a wide range of tools, services, and programs intended to increase the capacity of the nation’s mobility systems and guaranteed a record level $52.6 billion in funding for public transportation through September 30, 2009, on which date SAFETEA-LU expired. Continuation of the expired legislation has been made possible through specific legislated extensions. Other legislative initiatives have led to additional funding for the “Highway Trust Fund”, a source for a substantial portion of funding to transit projects under SAFETEA-LU in the Company’s served U.S. market. Additionally, appropriation legislation has provided continuation of funding in the previously-mentioned short term mode and at the same record-high levels as at the date of SAFETEA-LU’s expiration.
     New authorizing legislation has been prepared by the U.S. House Committee on Transportation & Infrastructure, which released its proposal for the next surface transportation authorization bill to replace SAFETEA-LU. The proposal, “A Blueprint for Investment and Reform,” recommends a $450 billion investment in surface transportation programs over a six-year period, including $99.8 billion for public transportation programs that, if enacted, would approximate a 90 percent increase over SAFETEA-LU funding levels. The bill recommends an additional $50 billion to create a national high speed rail network. Funding ways and means for the proposed legislation, or its alternate as the case may be, must still be addressed and the funding levels authorized are also under debate. However, in our opinion, final passage of any form of new longer-term legislation (up to six years as in the past) will not occur until our fiscal year 2012 or later. Extensions of the expired legislation are expected to be available until ways and means to finance a new longer-term legislation can be determined. Weaknesses in the economy at the local level further adversely impact this situation. Funding at record high levels is available under present continuation and extension legislation and is expected to remain available through similar actions, unless redirected under presently ongoing federal budget and deficit debates. However, these funding and economic difficulties have impacted our U.S. market. We believe that such overall U.S. market funding difficulties may depress our market opportunities and increase the likelihood of orders being delayed or rescheduled until the U.S. economy’s recovery is more apparent and a longer term funding legislation is passed. Our management strategy to deal with this is twofold: (1) carefully manage expenses and (2) increase our focus on certain sub-segments of our domestic market which are less impacted by these legislative uncertainties. The Company’s senior management is involved in U.S. initiatives to develop and pass new legislation and extensions of the expired legislation through active participation in the American Public Transportation Association (“APTA”) and continues to closely monitor this situation.
     U.S. market federal funding issues described herein do not impact the larger, international market which we serve. Further, funding in various markets outside the U.S. is managed in many different ways in the many different international markets which we serve, and there is not a “one pattern” approach like in the U.S. We continue to seek new opportunities to expand our presence internationally, both in currently served markets and in new markets around the globe, particularly in the “BRIC” markets — Brazil, Russia, India, China — which are frequently cited as having growth opportunities despite the economic weaknesses encountered around the globe. However, the well-publicized unemployment, credit and economic issues experienced in our other served markets outside the U.S., especially in Europe, have had an adverse impact on the Company. Like in the U.S., that impact, while widely varying from market to market, is causing schedule disruptions, slow-down in procurements, and instability in order flow as well as having an overall depressing impact on order opportunities. Again, as was noted herein related to the U.S. market, the depth and duration of the overall weakness in many countries has now impacted the Company. Actions to mitigate this impact are being taken by the Company and include holding-down and managing expenses and increasing our focus on certain sub-segments of our international market which are less impacted by the economic weaknesses.
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
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows for the Three Months Ended March 31, 2011 and 2010
     Our operating activities provided net cash of $313,000 and $431,000 for the three months ended March 31, 2011 and 2010, respectively. For the three months ended March 31, 2011, sources of cash from operations primarily resulted from a decrease in other receivables of $43,000, a decrease in inventory of $369,000, a decrease in prepaids and other current assets of $20,000, an increase in accounts payable of $611,000 due to the Company lengthening payment cycles to more closely match the timing of collections from customers in an effort to better manage working capital, and our net loss of $572,000 offset by non-cash expenses of $1.2 million. Non-cash expenses were primarily related to deferred income taxes, change in the liability for uncertain tax positions, depreciation and amortization, stock-based compensation expense, loan termination fees, inventory obsolescence charges, bad debt expense, and a loss on foreign currency translation. Cash used in operating activities primarily resulted from an increase in trade accounts receivable of

$782,000 due to higher sales to customers with longer payment terms, a decrease in accrued expenses and other current liabilities of $359,000, and a decrease in the foreign tax settlement of $171,000.
     Our investing activities used cash of $662,000 and $923,000 for the three months ended March 31, 2011 and 2010, respectively. For the three months ended March 31, 2011 and 2010, the primary uses of cash were for expenditures relating to internally developed software and purchases of computer, test, and office equipment. We do not anticipate any significant change in expenditures for or sales of capital equipment in the near future.
     Our financing activities provided net cash of $320,000 and $522,000 for the three months ended March, 31, 2011 and 2010, respectively. For the three months ended March 31, 2011, our primary sources of cash were from borrowings under loan agreements and asset-based lending agreements for both our U.S. and our foreign subsidiaries. Our primary uses of cash for financing activities were payment of dividends and repayment of borrowings under the asset-based lending agreements.
Significant Financing Arrangements
     The Company’s primary source of liquidity and capital resources has been from financing activities. The Company has agreements with lenders under which revolving lines of credit have been established to support the working capital needs of our current operations. These lines of credit are as follows:
•	Our wholly-owned U.S. subsidiaries, Digital Recorders, Inc. and TwinVision of North America, Inc. (collectively, the “Borrowers”), have in place an asset-based lending agreement (as amended, the “PNC Agreement”) with PNC Bank, National Association (“PNC”). DRI has agreed to guarantee the obligations of the Borrowers under the PNC Agreement. The PNC Agreement provides up to $8.0 million in borrowings under a revolving credit facility and is secured by substantially all tangible and intangible U.S. assets of the Company. Borrowing availability under the PNC Agreement is based upon an advance rate equal to 85% of eligible domestic accounts receivable of the Borrowers plus 75% of eligible foreign receivables of the Borrowers, limited to the lesser of $2.5 million or the amount of coverage under acceptable credit insurance policies of the Borrowers, as determined by PNC in its reasonable discretion, plus 85% of the appraised net orderly liquidation value of inventory of the Borrowers, limited to $750,000. The PNC Agreement provides for one of two possible interest rates on borrowings: (1) an interest rate based on the rate (the “Eurodollar Rate”) at which U.S. dollar deposits are offered by leading banks in the London interbank deposit market (a “Eurodollar Rate Loan”) or (2) interest at a rate (the “Domestic Rate”) based on either (a) the base commercial lending rate of PNC, or (b) the open rate for federal funds transactions among members of the Federal Reserve System, as determined by PNC (a “Domestic Rate Loan”). The actual annual interest rate for borrowings under the PNC Agreement is (a) the Eurodollar Rate plus 3.25% for Eurodollar Rate Loans and (b) the Domestic Rate plus 1.75% for Domestic Rate Loans. Interest is calculated on the principal amount of borrowings outstanding, subject to a minimum principal amount of $3.5 million. The PNC Agreement contains certain covenants and provisions with which we and the Borrowers must comply on a quarterly basis. At March 31, 2011, the outstanding principal balance on the revolving credit facility was approximately $3.3 million and remaining borrowing availability under the revolving credit facility was approximately $2.0 million.
•	Mobitec AB, our wholly-owned Swedish subsidiary, has credit facilities in place under agreements with Svenska Handelsbanken AB (“Handelsbanken”) pursuant to which it may currently borrow up to a maximum of 38.0 million SEK, or approximately $6.0 million (based on exchange rates at March 31, 2011) through May 31, 2011, on which date, under terms of the credit agreements, the maximum borrowing capacity will be reduced by 7.0 million SEK, or approximately $1.1 million (based on exchange rates at March 31, 2011). At March 31, 2011, borrowings due and outstanding under these credit facilities totaled 33.8 million SEK (approximately $5.3 million, based on exchange rates at March 31, 2011). Additional borrowing availability under these agreements at March 31, 2011 amounted to approximately $664,000. These credit agreements renew annually on a calendar-year basis.
•	Mobitec GmbH, our wholly-owned German subsidiary, has a credit facility in place under an agreement with Handelsbanken pursuant to which it may currently borrow up to a maximum of 912,000 EUR (approximately $1.3 million, based on exchange rates at March 31, 2011). At March 31, 2011, borrowings due and outstanding under this credit facility totaled 748,000 EUR (approximately $1.1 million based on exchange rates at March 31, 2011) and additional borrowing availability amounted to approximately $220,000. The agreement under which this credit facility is extended has an open-ended term and allows Handelsbanken to terminate the credit facility at any time.
     The PNC Agreement and the BHC Agreement contain certain financial covenants with which we and our subsidiaries must comply. One such covenant in the BHC Agreement provides that the aggregate indebtedness of our foreign subsidiaries, as defined in the BHC Agreement, shall not exceed $7.0 million at any time during or at the end of any fiscal quarter. Due primarily to changes in foreign currency exchange rates from the quarter ended December 31, 2010 to the quarter ended March 31, 2011, we were not in compliance with this covenant for the quarter ended March 31, 2011, as the aggregate indebtedness of our foreign subsidiaries exceeded $7.0 million by approximately $127,000. Had foreign currency exchange rates during the quarter ended March 31, 2011 remained constant with foreign currency exchange rates as of the end of the prior quarter, the aggregate indebtedness of our foreign subsidiaries as of March 31, 2011 would have been approximately $432,000 lower than the amount we reported as of that date and no covenant violation would have occurred. BHC agreed to waive this covenant violation for the quarter ended March 31, 2011. We were in compliance with all other covenants of the PNC Agreement and BHC Agreement for the quarter ended March 31, 2011. Management believes we will be able to comply with the financial covenants of the PNC Agreement and BHC Agreement in the remaining quarters of 2011 but can give no assurance of such.
Management Conclusion
     Our liquidity is primarily measured by the borrowing availability on our domestic and international revolving lines of credit and is determined, at any point in time, by comparing our borrowing base (generally, eligible accounts receivable and inventory) to the balances of our outstanding lines of credit. Borrowing availability on our domestic and international lines of credit is driven by several factors, including the timing and amount of orders received from customers, the timing and amount of customer billings, the timing of collections on such billings, lead times and amounts of inventory purchases, and the timing of payments to vendors, primarily on payments to vendors from whom we purchase inventory. We believe the Company’s liquidity and capital resources will be sufficient to support the working capital and capital expenditure needs of our operations during the remainder of fiscal year 2011.
Impact of Inflation
     We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2011 and 2010. However, there can be no assurance that future inflation would not have an adverse impact upon our future operating results and financial condition.
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
FORWARD-LOOKING STATEMENTS
     “Forward-looking” statements appear throughout this Quarterly Report. We have based these forward-looking statements on our current expectations and projections about future events. It is important to note our actual results could differ materially from those contemplated in our forward-looking statements as a result of various factors, including the Risk Factors described in Part I, Item 1A in our 2010 Annual Report and Part II, Item 1A of this Quarterly Report, as well as all other cautionary language contained elsewhere in this Quarterly Report, most particularly in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” In some cases, readers can identify forward-looking statements by the use of words such as “believe”, “anticipate”, “expect”, “opinion”, and similar expressions. Readers should be aware that the occurrence of the events described in these considerations and elsewhere in this Quarterly Report could have an adverse effect on the business, results of operations or financial condition of the entity affected.
     Forward-looking statements in this Quarterly Report include, without limitation, the following statements regarding:
•	our ability to meet our capital requirements;
•	our ability to meet and maintain our existing debt obligations, including obligations to make payments under such debt instruments;
•	our ability to comply with debt covenant requirements;
•	the sufficiency of our liquidity and capital resources to support current operations for the remainder of 2011;

•	our future cash flow position;
•	recent legislative action affecting the transportation and/or security industry;
•	future legislative action affecting the transportation and/or security industry;
•	the impact of transit funding legislation on the market for our products;
•	the likelihood of passage of new transit funding legislation and when passage of such legislation might occur;
•	the impact of uncertainties in transit funding legislation on the markets we serve;
•	changes in federal or state funding for transportation and/or security-related funding;
•	the impact of past and current credit and economic issues in the markets we serve; and
•	our future outlook with respect to the domestic and international markets for our products.

     This list is only an example of the risks that may affect the forward-looking statements. If any of these risks or uncertainties materialize (or if they fail to materialize), or if the underlying assumptions are incorrect, then actual results may differ materially from those projected in the forward-looking statements.
     Additional factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, without limitation, those discussed elsewhere in this Quarterly Report and in the 2010 Annual Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our analysis, judgment, belief or expectation only as of the date of this Quarterly Report. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this Quarterly Report.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of March 31, 2011, the Company’s disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
     The Company, in the normal course of its operations, is involved in legal actions incidental to the business. In management’s opinion, the ultimate resolution of these matters will not have a material adverse effect upon the current financial position of the Company or future results of operations.

ITEM 1A.	RISK FACTORS
     The following risk factors supplement and/or update the risk factors the Company previously disclosed under Part I, Item 1A of the 2010 Annual Report filed with the SEC on April 15, 2011.
     Risks Related to Indebtedness, Financial Condition and Results of Operations
     Our substantial debt could adversely affect our financial position, operations and ability to grow. As of March 31, 2011, we had total debt of approximately $17.1 million. Included in this debt are $9.7 million under our domestic and European revolving credit facilities, a $4.8 million term loan due on April 30, 2012, a $237,000 loan due on March 31, 2012, a $1.3 million loan due on October 30, 2012, a $78,000 loan due on September 7, 2012, a $18,000 loan due on November 7, 2014, a $92,000 loan due on May 3, 2011, two loans with an aggregate balance of $120,000 due April 29, 2011, a $150,000 loan due October 21, 2011, and a $41,000 loan due May 31, 2013. Our domestic revolving credit facility had an outstanding balance of $3.3 million as of March 31, 2011 and matures in April 2012. Our European revolving credit facilities had outstanding balances of $5.3 million as of March 31, 2011 under agreements with a Swedish bank with expiration dates of December 31, 2011 and an outstanding balance of $1.1 million as of March 31, 2011 under an agreement with a Swedish bank with an open-ended term. Our substantial indebtedness could have adverse consequences in the future, including without limitation:
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
     The following documents are filed herewith or have been included as exhibits to previous filings with the SEC and are incorporated herein by this reference:

Exhibit
No.	Document
10.1	Contract A Supplementary Overdraft Facility, dated as of February 25, 2011, by and between Mobitec AB and Svenska Handelsbanken AB (incorporated by reference to the Company’s current report on Form 8-K, filed with the SEC on March 3, 2011).

10.2	Contract A Account with Overdraft Facility, dated as of February 25, 2011, by and between Mobitec AB and Svenska Handelsbanken AB (incorporated by reference to the Company’s current report on Form 8-K, filed with the SEC on March 3, 2011).

31.1	Section 302 Certification of David L. Turney (filed herewith).

31.2	Section 302 Certification of Kathleen B. Oher (filed herewith).

32.1	Section 906 Certification of David L. Turney (filed herewith).

32.2	Section 906 Certification of Kathleen B. Oher (filed herewith).

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DRI CORPORATION

Signature: By:	/s/ Kathleen B. Oher Kathleen B. Oher
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	May 16, 2011