Form 10-Q
period 2011-06-30
DRI CORP
filed 2011-08-15
CIK 853695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
          Indicate the number of shares outstanding of the registrant’s Common Stock as of July 29, 2011:

Common Stock, par value $0.10 per share (Class of Common Stock)	11,912,521 Number of Shares

DRI CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
DRI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share amounts)

	June 30, 2011	December 31, 2010
	(Unaudited)	(Note 1)
ASSETS
Current Assets
Cash and cash equivalents	$1,162	$1,391
Trade accounts receivable, net	18,526	15,678
Note receivable	86	86
Other receivables	39	300
Inventories, net	14,416	15,134
Prepaids and other current assets	1,627	1,389
Deferred tax assets, net	758	613

Total current assets	36,614	34,591

Property and equipment, net	1,394	1,388
Software, net	6,610	5,757
Goodwill	1,177	10,398
Intangible assets, net	631	651
Other assets	544	1,045

Total assets	$46,970	$53,830

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Lines of credit	$9,973	$8,454
Loans payable	149	442
Current portion of long-term debt	6,467	944
Foreign tax settlement	418	550
Accounts payable	9,639	8,703
Accrued expenses and other current liabilities	5,874	6,354
Preferred stock dividends payable	305	19

Total current liabilities	32,825	25,466

Long-term debt and capital leases, net	551	6,239

Deferred tax liabilities, net	94	84

Liability for uncertain tax positions	944	723

Commitments and contingencies (Notes 7 and 8)

Shareholders’ Equity
Series K redeemable, convertible preferred stock, $0.10 par value, liquidation preference of $5,000 per share; 475 shares authorized; 439 shares issued and outstanding at June 30, 2011 and December 31, 2010; redeemable at the discretion of the Company at any time.	1,957	1,957
Series E redeemable, nonvoting, convertible preferred stock, $0.10 par value, liquidation preference of $5,000 per share; 80 shares authorized; 80 shares issued and outstanding at June 30, 2011 and December 31, 2010; redeemable at the discretion of the Company at any time.	337	337
Series G redeemable, convertible preferred stock, $0.10 par value, liquidation preference of $5,000 per share; 725 shares authorized; 536 shares issued and outstanding at June 30, 2011 and December 31, 2010; redeemable at the discretion of the Company at any time.	2,398	2,398
Series H redeemable, convertible preferred stock, $0.10 par value, liquidation preference of $5,000 per share; 125 shares authorized; 76 shares issued and outstanding at June 30, 2011 and December 31, 2010; redeemable at the discretion of the Company at any time.	332	332
Series AAA redeemable, nonvoting, convertible preferred stock, $0.10 par value, liquidation preference of $5,000 per share; 166 shares authorized; 166 shares issued and outstanding at June 30, 2011 and December 31, 2010; redeemable at the discretion of the Company at any time.	830	830
Common stock, $0.10 par value, 25,000,000 shares authorized; 11,907,867 and 11,838,873 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively.	1,191	1,184
Additional paid-in capital	30,288	30,374
Accumulated other comprehensive income — foreign currency translation	4,546	3,180
Accumulated deficit	(30,089)	(20,121)

Total DRI shareholders’ equity	11,790	20,471
Noncontrolling interest — Castmaster Mobitec India Private Limited	766	847

Total shareholders’ equity	12,556	21,318

Total liabilities and shareholders’ equity	$46,970	$53,830

See accompanying notes to unaudited consolidated financial statements.

DRI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(In thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	$20,302	$25,559	$39,391	$47,688
Cost of sales	13,389	17,789	26,346	34,594

Gross profit	6,913	7,770	13,045	13,094

Operating expenses
Selling, general and administrative	5,832	5,834	11,859	11,815
Research and development	55	158	211	266
Goodwill impairment	9,911	—	9,911	—

Total operating expenses	15,798	5,992	21,981	12,081

Operating income (loss)	(8,885)	1,778	(8,936)	1,013

Other income	51	15	53	14
Foreign currency gain (loss)	146	55	(143)	144
Interest expense	(555)	(362)	(936)	(722)

Total other income and expense	(358)	(292)	(1,026)	(564)

Income (loss) before income tax expense	(9,243)	1,486	(9,962)	449

Income tax expense	(234)	(383)	(87)	(131)

Net income (loss)	(9,477)	1,103	(10,049)	318

Less: Net (income) loss attributable to noncontrolling interest, net of tax	15	(223)	81	(325)

Net income (loss) attributable to DRI Corporation	(9,462)	880	(9,968)	(7)

Provision for preferred stock dividends	(181)	(117)	(355)	(225)

Net income (loss) applicable to common shareholders of DRI Corporation	$(9,643)	$763	$(10,323)	$(232)

Net income (loss) per share applicable to common shareholders of DRI Corporation
Basic	$(0.81)	$0.06	$(0.87)	$(0.02)

Diluted	$(0.81)	$0.06	$(0.87)	$(0.02)

Weighted average number of common shares outstanding
Basic	11,880,838	11,797,095	11,866,401	11,775,348

Diluted	11,880,838	14,322,759	11,866,401	11,775,348

See accompanying notes to unaudited consolidated financial statements.

DRI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities
Net income (loss)	$(10,049)	$318
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Deferred income taxes	(116)	(591)
Change in liability for uncertain tax positions	102	392
Depreciation of property and equipment	224	215
Amortization of software	595	419
Amortization of intangible assets	62	54
Amortization of deferred financing costs	261	277
Amortization of debt discount	34	55
Loan termination fee accrual	303	117
Bad debt expense	16	22
Share-based compensation	243	243
Write-down of inventory for obsolescence	42	89
Goodwill impairment	9,911	—
Loss on disposal of fixed assets	4	2
Other, primarily effect of foreign currency (gain) and bank fees	102	(244)
Changes in operating assets and liabilities
Increase in trade accounts receivable	(2,306)	(1,544)
Decrease in other receivables	165	3
(Increase) decrease in inventories	1,293	(2,764)
Decrease in prepaids and other current assets	4	460
Increase in other assets	—	(24)
Increase in accounts payable	693	961
Increase (decrease) in accrued expenses and other current liabilities	(134)	299
Decrease in foreign tax settlement	(244)	(163)

Net cash provided by (used in) operating activities	1,205	(1,404)

Cash flows from investing activities
Proceeds from sale of fixed assets	5	—
Purchases of property and equipment	(169)	(449)
Investments in software development	(1,295)	(1,244)

Net cash used in investing activities	(1,459)	(1,693)

Cash flows from financing activities
Proceeds from bank borrowings and lines of credit	39,600	51,477
Principal payments on bank borrowings and lines of credit	(39,543)	(49,667)
Proceeds from issuance of preferred stock, net of costs	—	716
Payment of loan amendment fees	(103)	(5)
Payment of dividends on preferred stock	(51)	(53)

Net cash provided by (used in) financing activities	(97)	2,468

Effect of exchange rate changes on cash and cash equivalents	122	(46)

Net decrease in cash and cash equivalents	(229)	(675)

Cash and cash equivalents at beginning of period	1,391	1,800

Cash and cash equivalents at end of period	$1,162	$1,125

Supplemental disclosures of non-cash investing and financing activities:

Preferred stock issued for services	$—	$120

Preferred stock dividends	$304	$115

Conversion of preferred stock to common stock	$—	$75

See accompanying notes to unaudited consolidated financial statements.

DRI CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(1) BASIS OF PRESENTATION AND DISCLOSURE
     In this Quarterly Report on Form 10-Q, we will refer to DRI Corporation as “DRI,” “Company,” “we,” “us” and “our.” DRI was incorporated in 1983. DRI’s common stock, $0.10 par value per share (the “Common Stock”), trades on the NASDAQ Capital Market™ under the symbol “TBUS.” Through its business units and wholly-owned subsidiaries, DRI designs, manufactures, sells, and services information technology products either directly or through manufacturers’ representatives or distributors. DRI produces passenger information communication products under the Talking Bus®, TwinVision®, VacTell® and Mobitec® brand names, which are sold to transportation vehicle equipment customers worldwide. Customers include municipalities, regional transportation districts, federal, state and local departments of transportation, bus manufacturers and private fleet operators. The Company markets primarily to customers located in North and South America, the Far East, the Middle East, Asia, Australia, and Europe.
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
     The year-end balance sheet data was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “2010 Annual Report”). The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full fiscal year.
     Capitalized costs related to internally developed software have been classified in the unaudited consolidated balance sheet as Software as of June 30, 2011, and the related amount of capitalized software that was recorded in Property and Equipment as of December 31, 2010 has been reclassified to Software in order to conform with current period presentation.
Revenue Recognition
     The Company recognizes revenue when all of the following criteria are met: persuasive evidence that an arrangement exists; delivery of the products or services has occurred; the selling price is fixed or determinable and collectibility is reasonably assured. The Company’s transactions sometimes involve multiple element arrangements in which significant deliverables typically include hardware, installation services, and other services. Under a typical multiple element arrangement, the Company delivers the hardware to the customer first, then provides services for the installation of the hardware, followed by system set-up and/or data services. Revenue under multiple element arrangements is recognized in accordance with Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, which amends FASB Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. ASU 2009-13 amends FASB ASC Topic 605 to eliminate the residual method of allocation for multiple-deliverable revenue arrangements and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. ASU 2009-13 also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes (1) vendor-specific objective evidence, if available, (2) third-party evidence, if vendor-specific objective evidence is not available, and (3) estimated selling price (“ESP”), if neither vendor-specific nor third-party evidence is available.
     The objective of ESP is to determine the price at which we would sell our products and services if they were sold on a standalone basis. Our determination of ESP involves the weighting of several factors including the selling price for similar products and services, the cost to produce or provide the deliverables, the anticipated margin on the deliverables, and the characteristics of the market into which our products and services are sold. We analyze the selling prices used in our allocation of arrangement consideration at a minimum on an annual basis. Selling prices will be analyzed on a more frequent basis if a significant change in our business necessitates a more timely analysis or if we perceive significant variances in the market for our products and services. During the three and six months ended June 30, 2011 and 2010, there was no material impact on the allocation of arrangement consideration as a result of changes in ESP.
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
Trade Accounts Receivable
     The Company routinely assesses the financial strength of its customers and as a consequence believes that its trade receivable credit risk exposure is limited. Trade receivables are carried at original invoice amount less an estimate provided for doubtful receivables, based upon a review of all outstanding amounts on a monthly basis. An allowance for doubtful accounts is provided for known and anticipated credit losses, as determined by management in the course of regularly evaluating individual customer receivables. This evaluation takes into consideration a customer’s financial condition and credit history, as well as current economic conditions. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. No interest is charged on customer accounts.
Product Warranties
     The Company provides a limited warranty for its products, generally for a period of one to five years. The Company’s standard warranties require the Company to repair or replace defective products during such warranty periods at no cost to the customer. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product sales are recognized. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The following table summarizes product warranty activity during the six months ended June 30, 2011 and 2010.

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Balance at beginning of period	$809	$805
Additions charged to costs and expenses	47	238
Deductions	(59)	(96)
Foreign exchange translation loss	50	11

Balance at end of period	$847	$958

Recent Accounting Pronouncements
     In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. ASU 2011-04 improves the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. Although most of the amendments only clarify existing guidance in U.S. GAAP, ASU 2011-04 requires new disclosures, with a particular focus on Level 3 measurements, including quantitative information about the significant unobservable inputs used for all Level 3 measurements and a qualitative discussion about the sensitivity of recurring Level 3 measurements to changes in the unobservable inputs disclosed. ASU 2011-04 also requires the hierarchy classification for those items whose fair value is not recorded on the balance sheet but is disclosed in the footnotes. ASU 2011-04 is effective for financial statements issued for fiscal years beginning after December 15, 2011, and interim periods within those fiscal years. The Company believes the adoption of ASU 2011-04 will not have a material impact on its consolidated financial statements.
     In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income”. ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for financial statements issued for fiscal years beginning after December 15, 2011, and interim periods within those fiscal years. The Company believes the adoption of ASU 2011-05 will not have a material impact on its consolidated financial statements.
Fair Value of Financial Instruments
     The fair value of a financial instrument is the amount at which the instrument could be exchanged between willing parties other than in a forced sale or liquidation. We believe the carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their estimated fair values at June 30, 2011 and December 31, 2010 due to their short maturities. We believe the carrying value of our lines of credit and loans payable approximate the estimated fair value for debt with similar terms, interest rates, and remaining maturities currently available to companies with similar credit ratings at June 30,

2011 and December 31, 2010. The carrying value and estimated fair value of our long-term debt at June 30, 2011 was $6.1 million and $5.7 million, respectively, and $6.6 million and $5.9 million at December 31, 2010, respectively. The estimate of fair value of our long-term debt is based on debt with similar terms, interest rates, and remaining maturities currently available to companies with similar credit ratings at each measurement date.
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
(2) GOODWILL AND OTHER INTANGIBLE ASSETS
     Goodwill is assigned to our reporting units, which are defined as the domestic and international operating segments. We evaluate goodwill for impairment annually, as of December 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired. During the second quarter of 2011, a decrease in the NASDAQ market price of the Company’s Common Stock indicated an impairment of goodwill may exist. As a result, we evaluated goodwill for impairment as of June 30, 2011. We estimated fair value for each reporting unit utilizing two valuation approaches: (1) the income approach and (2) the market approach. The income approach measures the present worth of anticipated future net cash flows generated by the reporting unit. Net cash flows are forecast for an appropriate period and then discounted to present value using an appropriate discount rate. Net cash flow forecasts require analysis of the significant variables influencing revenues, expenses, working capital and capital investment and involve a number of significant assumptions and estimates. The market approach is performed by observing the price at which companies comparable to the reporting unit, or shares of those guideline companies, are bought and sold. Adjustments are made to the data to account for operational and other relevant differences between the reporting unit and the guideline companies. To arrive at estimated fair value of each reporting unit, we assigned an appropriate weighting to the value of the reporting unit calculated under each of the two valuation approaches. The aggregate weighted fair value under the two valuation approaches is the estimated fair value of the reporting unit.
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
     Primarily as a result of a $7.4 million decline in trailing-twelve-month revenue in the international reporting unit, for the twelve months ended June 30, 2011 compared to fiscal 2010, which occurred within its 51%-owned joint venture, Castmaster Mobitec, partially offset by increases in sales in the remaining international markets, we determined it was more likely than not that the international reporting unit’s fair value had declined below its carrying value during the second quarter of fiscal 2011. An analysis was prepared to compute the fair value of the international reporting unit, which confirmed it had declined below its carrying value. An additional analysis was performed to allocate the fair value of the international reporting unit to all of the assets and liabilities of that unit as if the unit had been acquired in a business combination. Based on the preliminary results of this analysis, the Company believes it is more likely than not that the fair value of the international reporting unit’s goodwill is below its carrying amount which indicates full impairment of the carrying value of the international reporting unit’s goodwill as of June 30, 2011 of approximately $9.9 million. The estimated impairment charge is therefore included in operating expenses in the accompanying consolidated statements of operations for the three and six months ended June 30, 2011.
     Estimating the fair value of a reporting unit involves the use of estimates and significant judgments that are based on a number of factors including actual operating results, future business plans, economic projections and market data. Actual results may differ from forecasted results. The goodwill impairment charge related to the Company’s international reporting unit reflects the preliminary indication from the impairment analysis performed to date and is subject to finalization of certain fair value estimates being performed with the assistance of an outside independent valuation specialist, and may be adjusted when all aspects of the analysis are completed. The Company currently expects to finalize its goodwill impairment analysis during the third quarter of fiscal 2011. Any adjustments to the Company’s preliminary estimate of impairment as a result of completion of this evaluation are currently expected to be recorded in the Company’s consolidated financial statements for the third quarter of fiscal 2011.
    The change in the carrying amount of goodwill for the six months ended June 30, 2011, is as follows:

(In thousands)
Balance as of December 31, 2010	$10,398
Goodwill impairment	(9,911)
Effect of exchange rates	690

Balance as of June 30, 2011	$1,177

    The composition of the Company’s intangible assets and the associated accumulated amortization as of June 30, 2011, and December 31, 2010 is as composition follows.

		June 30, 2011			December 31, 2010
Weighted Average
	Remaining Life	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Net Carrying Amount	Amount	Amortization	Net Carrying Amount
(In thousands)
Intangible assets subject to amortization:

Customer lists	5.05	$1,875	$1,244	$631	$1,759	$1,108	$651

     Amortization expense is estimated to be approximately $125,000 for each of the years ending December 31, 2011 through December 31, 2015.
     The difference in the gross carrying amount from December 31, 2010 to June 30, 2011 is due to fluctuations in foreign currency exchange rates.
(3) INVENTORIES

	June 30,	December 31,
	2011	2010
	(In thousands)
Raw materials and system components	$11,940	$11,962
Work in process	—	17
Finished goods	2,476	3,155

Total inventories, net	$14,416	$15,134

(4) PROPERTY AND EQUIPMENT

	Estimated
	Depreciable	June 30,	December 31,
	Lives (years)	2011	2010
		(In thousands)
Leasehold improvements	3-10	$380	$370
Automobiles	4-6	384	382
Computer and telecommunications equipment	2-5	1,336	1,223
Test equipment	3-7	176	180
Furniture and fixtures	2-10	3,163	2,939

		5,439	5,094
Less accumulated depreciation		(4,045)	(3,706)

Total property and equipment, net		$1,394	$1,388

(5) SOFTWARE

	Estimated
	Depreciable	June 30,	December 31,
	Lives (years)	2011	2010
		(In thousands)
Software	5	$9,940	$9,335
Software projects in progress		2,833	1,732

		12,773	11,067
Less accumulated amortization		(6,163)	(5,310)

Total software, net		$6,610	$5,757

     Salaries and related costs of certain engineering personnel used in the development of software meet the capitalization criteria of ASC Topic 985-20, “Costs of Computer Software to be Sold, Leased, or Marketed.” The total amount of software development costs capitalized during the three and six months ended June 30, 2011 was $693,000 and $1.3 million, respectively.
(6) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	June 30,	December 31,
	2011	2010
	(In thousands)
Salaries, commissions, and benefits	$2,399	$2,516
Taxes — payroll, sales, income, and other	986	1,375
Warranties	847	809
Current portion of capital leases	16	17
Interest payable	120	135
Deferred revenue	945	639
Customer rebates and credits	140	320
Other	421	543

Total accrued expenses and other current liabilities	$5,874	$6,354

(7) LINES OF CREDIT AND LOANS PAYABLE
     (a) Domestic line of credit and loan payable
     The Company’s wholly-owned subsidiaries, Digital Recorders, Inc. and TwinVision of North America, Inc. (collectively, the “Borrowers”), have in place an asset-based lending agreement (as amended, the “PNC Agreement”) with PNC Bank, National Association (“PNC”), which matures on the earlier of (a) April 30, 2012 or (b) five days prior to the maturity date of the BHC Agreement (as defined in the following paragraph). DRI has agreed to guarantee the obligations of the Borrowers under the PNC Agreement. The PNC Agreement provides up to $8.0 million in borrowings under a revolving credit facility and is secured by substantially all tangible and intangible U.S. assets of the Company. Borrowing availability under the PNC Agreement is based upon an advance rate equal to 85% of eligible domestic accounts receivable of the Borrowers, plus 75% of eligible foreign accounts receivable of the Borrowers, limited to the lesser of $2.5 million in the aggregate or the aggregate amount of coverage under Acceptable Credit Insurance Policies (as defined in the PNC Agreement) that the Borrowers have with respect to eligible foreign receivables, as determined by PNC in its reasonable discretion, plus 85% of the appraised net orderly liquidation value of inventory of the Borrowers, limited to $750,000. The PNC Agreement provides for one of two possible interest rates on borrowings: (1) an interest rate based on the rate (the “Eurodollar Rate”) at which U.S. dollar deposits are offered by leading banks in the London interbank deposit market (a “Eurodollar Rate Loan”) or (2) interest at a rate (the “Domestic Rate”) based on either (a) the base commercial lending rate of PNC, or (b) the open rate for federal funds transactions among members of the Federal Reserve System, as determined by PNC (a “Domestic Rate Loan”). The actual annual interest rate for borrowings under the PNC Agreement is (a) the Eurodollar Rate plus 3.25% for Eurodollar Rate Loans and (b) the Domestic Rate plus 1.75% for Domestic Rate Loans. Interest is calculated on the principal amount of borrowings outstanding, subject to a minimum principal amount of $3.5 million. If all outstanding obligations under the PNC Agreement are paid before the maturity date, the Borrowers will be obligated to pay an early termination fee of $40,000. At June 30, 2011, the outstanding principal balance on the revolving credit facility established under the PNC Agreement was approximately $4.2 million and remaining borrowing availability under the revolving credit facility was approximately $1.2 million.
     Pursuant to terms of a loan agreement (the “BHC Agreement”) with BHC Interim Funding III, L.P. (“BHC”), the Borrowers have outstanding a $4.8 million term loan (the “Term Loan”) that matures April 30, 2012 and which is included in the current portion of long-term debt on the Company’s accompanying consolidated balance sheet. DRI agreed to guarantee the Borrowers’ obligations under the BHC Agreement. The Term Loan bears interest at an annual rate of 12.75% and is secured by substantially all tangible and intangible assets of the Company. Additionally, the Term Loan is secured by a pledge of all outstanding common stock of the Borrowers and Robinson Turney International, Inc., a wholly-owned subsidiary of DRI, and a pledge of 65% of the outstanding common stock of all our foreign subsidiaries other than Mobitec Pty Ltd., Castmaster Mobitec India Private Ltd., and Mobitec Far East Pte. Ltd. The Borrowers are subject to a termination fee which escalates over time to a maximum amount of $1.7 million. The amount of the termination fee due is dependent upon the date of repayment, with the maximum amount of $1.7 million due if the Term Loan is not paid until January 1, 2012 or thereafter. We are recording the maximum termination fee on the Term Loan ratably over the remaining term of the BHC Agreement as interest expense. During the six months ended June 30, 2011 and 2010, we recorded approximately $303,000 and $117,000, respectively, of interest expense related to the Term Loan termination fee, all of which is included in the current portion of long-term debt on the Company’s accompanying consolidated balance sheet.
     The PNC Agreement and the BHC Agreement contain certain financial covenants with which we and our subsidiaries must comply. One such covenant in the BHC Agreement provides that the aggregate indebtedness of our foreign subsidiaries, as defined in the BHC Agreement, shall not exceed $7.0 million at any time during or at the end of any fiscal quarter. Due primarily to changes in foreign currency exchange rates from the quarter ended December 31, 2010 to the quarter ended March 31, 2011, we were not in compliance with this covenant for the quarter ended March 31, 2011, as the aggregate indebtedness of our foreign subsidiaries exceeded $7.0 million by approximately $127,000. Had foreign currency exchange rates during the quarter ended March 31, 2011 remained constant with foreign currency exchange rates as of the end of the prior quarter, the aggregate indebtedness of our foreign subsidiaries as of March 31, 2011 would have been approximately $432,000 lower than the amount we reported as of that date and no covenant violation would have occurred. BHC agreed to waive this covenant violation for the quarter ended March 31, 2011. We were in compliance with all covenants of the PNC Agreement and BHC Agreement for the quarter ended June 30, 2011.
b) International lines of credit and loans payable
     Mobitec AB, our wholly-owned Swedish subsidiary, has in place agreements with Svenska Handelsbanken AB (“Handelsbanken”) under which working capital credit facilities have been established. On February 25, 2011 and May 30, 2011, Mobitec AB and Handelsbanken entered into amendments to these agreements to, among other things, maintain the aggregate borrowing capacity on these credit facilities at 38.0 million Swedish krona (“SEK”) (approximately $6.0 million, based on exchange rates at June 30, 2011) through August 30, 2011, on which date the aggregate borrowing capacity will be reduced by 7.0 million SEK (approximately $1.1 million, based on exchange rates at June 30, 2011) to 31.0 million SEK (approximately $4.9 million, based on exchange rates at June 30, 2011). At June 30, 2011, borrowings due and outstanding under these credit facilities totaled 30.7 million SEK (approximately $4.9 million, based on exchange rates at June 30, 2011) and are reflected as lines of credit in the accompanying consolidated balance sheet. Additional borrowing availability under these agreements at June 30, 2011 amounted to approximately $920,000. We believe we will be able to extend the supplemental overdraft facility that expires on August 30, 2011 to maintain our borrowing availability but can give no assurance of such. These credit agreements renew annually on a calendar-year basis.
     At June 30, 2011, Mobitec AB had an outstanding principal balance of 1.1 million SEK (approximately $178,000, based on exchange rates at June 30, 2011) due on a term loan under a credit agreement with Handelsbanken (the “Mobitec Loan”) which matures March 31, 2012. The outstanding principal balance due on the Mobitec Loan is reflected as long-term debt in the accompanying consolidated balance sheet.
     Mobitec GmbH, the Company’s wholly-owned German subsidiary, has a credit facility in place under an agreement with Handelsbanken pursuant to which a maximum of 912,000 Euro (“EUR”) (approximately $1.3 million, based on exchange rates at June 30, 2011) can be borrowed. At June 30, 2011, borrowings due and outstanding under this credit facility totaled 658,000 EUR (approximately $948,000, based on exchange rates at June 30, 2011) and are reflected as lines of credit in the accompanying consolidated balance sheet. Additional borrowing availability under this credit facility at June 30, 2011 amounted to approximately $365,000. The agreement under which this credit facility is extended has an open-ended term and allows Handelsbanken to terminate the credit facility at any time.
     At June 30, 2011, Mobitec Brazil Ltda had outstanding borrowings under a loan with Banco do Brasil S.A. of approximately 234,000 Brazilian real (“BRL”) (approximately $149,000, based on exchange rates at June 30, 2011). The borrowings are secured by accounts receivable on certain export sales by Mobitec Brazil Ltda, bear interest at an annual rate of 4.98%, and have a maturity date of October 21, 2011. These borrowings are included in loans payable on the accompanying consolidated balance sheet.
     At June 30, 2011, Mobitec Empreendimientos e Participações Ltda. (“Mobitec EP”) had an outstanding balance of approximately $1.1 million due on a promissory note entered into in connection with the July 1, 2009 acquisition of the remaining fifty percent (50%) of the issued and outstanding interests of Mobitec Brazil Ltda. The note is payable in twelve (12) successive fixed quarterly principal payments of $162,500 within thirty (30) days after the close of each calendar quarter (each such payment, an “Installment Payment”) with the last Installment Payment due within thirty (30) days after the close of the calendar quarter ending September 30, 2012. The unpaid principal balance of the note bears simple interest at a rate of five percent (5%) per annum, which is payable quarterly on each date on which an Installment Payment is due. Mobitec EP has the right, at its discretion, with certain interest rate provisions applied, to not make up to two Installment Payments, provided such two Installment Payments are not consecutive (with such amounts to bear interest therefrom at a rate of nine percent (9%) per annum) and to defer such Installment Payments to the end date of the note. The outstanding principal balance due on this note is included in long-term debt in the accompanying consolidated balance sheet. Mobitec EP elected to not make the Installment Payment that was due July 30, 2010. The missed Installment Payment will be deferred until the end date of the note, if not paid sooner, and will bear interest at an annual rate of 9%. Mobitec EP has made all other Installment Payments due under the terms of the promissory note.

     At June 30, 2011, Castmaster Mobitec India Private Limited had two loans payable to HDFC Bank in India with an aggregate outstanding principal balance of approximately 3.8 million Indian rupees (“INR”) (approximately $82,000, based on exchange rates at June 30, 2011). One loan has a principal balance of approximately 3.0 million INR (approximately $65,000, based on exchange rates at June 30, 2011), bears interest at an annual rate of 8.0%, and matures on September 7, 2012. The second loan has a principal balance of approximately 785,000 INR (approximately $17,000, based on exchange rates at June 30, 2011), bears interest at an annual rate of 9.51%, and matures on November 7, 2014. The outstanding principal balance due on these notes is included in long-term debt in the accompanying consolidated balance sheet.
     Domestic and international lines of credit consist of the following:

	June 30,	December 31,
	2011	2010
	(In thousands)
Line of credit with PNC Bank, National Association dated June 30, 2008; payable in full on the earlier of (a) April 30, 2012 or (b) five days prior to the maturity date of the BHC Agreement; secured by all tangible and intangible U.S. assets of the Company; bears average interest rate of 5.00% and 5.00% in 2011 and 2010, respectively.	$4,173	$2,841
Line of credit with Svenska Handelsbanken AB; renews annually on a calendar-year basis; secured by certain assets of the Swedish subsidiary, Mobitec AB; bears average interest rate of 5.99% and 4.48% in 2011 and 2010, respectively.	2,082	2,301
Line of credit with Svenska Handelsbanken AB; renews annually on a calendar-year basis; secured by accounts receivable of the Swedish subsidiary, Mobitec AB; bears average interest rate of 6.39% and 4.59% in 2011 and 2010, respectively.	2,770	2,575
Line of credit with Svenska Handelsbanken AB dated June 23, 2004; open-ended term, secured by accounts receivable and inventory of the German subsidiary, Mobitec GmbH; bears average interest rate of 4.60% and 4.39% in 2011 and 2010, respectively.	948	737

Total lines of credit	$9,973	$8,454

     Our liquidity is primarily measured by the borrowing availability on our domestic and international revolving lines of credit and is determined, at any point in time, by comparing our borrowing base (generally, eligible accounts receivable and inventory) to the balances of our outstanding lines of credit. Borrowing availability on our domestic and international lines of credit is driven by several factors, including the timing and amount of orders received from customers, the timing and amount of customer billings, the timing of collections on such billings, lead times and amounts of inventory purchases, and the timing of payments to vendors, primarily on payments to vendors from whom we purchase inventory. Due to a number of factors including net losses reported in the last twelve months, borrowing availability on our revolving lines of credit have been negatively impacted, the Company’s working capital has decreased, and we have implemented a range of cash management procedures with an objective of working within our liquidity and capital resource constraints. We may be required to seek additional financing to support the working capital and capital expenditure needs of our operations during the remainder of fiscal year 2011. In addition, the revolving credit facility under the PNC Agreement and the Term Loan under the BHC Agreement each mature in April 2012. We anticipate we will not have adequate cash resources from operations to pay the outstanding debt balances of these two credit facilities on or before their maturity date. This will require us to seek alternative financing in sufficient amounts and/or pursue strategic alternatives, any of which will likely be dilutive to existing shareholders. If we are not successful in these efforts we may be required to significantly curtail our operations, which would have a material adverse impact on our financial position.

(8) LONG-TERM DEBT

	June 30,	December 31,
	2011	2010
	(In thousands)
Term loan with BHC Interim Funding III, L.P., dated June 30, 2008; payable in full April 30, 2012; secured by substantially all tangible and intangible assets of the Company; bears interest rate of 12.75%.	$4,750	$4,750
Term loan with Svenska Handelsbanken AB, dated June 30, 2008; payable in quarterly installments of $59,000; secured by accounts receivable and inventory of the Swedish subsidiary, Mobitec AB; bears average interest rate of 7.14% and 6.24% in 2011 and 2010, respectively.	178	277
Term loan with Roberto Demore, dated August 31, 2009; payable in quarterly installments of $162,500; unsecured; bears interest rate of 5.0%, with 9.0% on deferred installments. (see Note 7)	1,138	1,463
Term loan with HDFC Bank, dated October 5, 2009; payable in monthly installments of $4,601, inclusive of interest at 8.0%.	65	90
Term loan with HDFC Bank, dated November 14, 2009; payable in monthly installments of $497, inclusive of interest at 9.51%.	17	19
Term loan with Banco Finesa, dated May 28, 2010; paid in full June 2011.	—	44

Total long-term debt	6,148	6,643
Term loan termination fee accrual	884	581
Less current portion	(6,467)	(944)
Less debt discount	(21)	(55)

	544	6,225
Long-term portion of capital leases	7	14

Total long-term debt and capital leases, less current portion	$551	$6,239

(9) PREFERRED STOCK
     Authorized shares of preferred stock of the Company, par value $0.10 per share, are designated as follows: 166 shares are designated as Series AAA Redeemable, Nonvoting Preferred Stock (“Series AAA Preferred”), 30,000 shares are designated as Series D Junior Participating Preferred Stock (“Series D Preferred”), 80 shares are designated as Series E Redeemable Nonvoting Convertible Preferred Stock (“Series E Preferred”), 725 shares are designated as Series G Redeemable Convertible Preferred Stock (“Series G Preferred”), 125 shares are designated as Series H Redeemable Convertible Preferred Stock (“Series H Preferred”), 475 shares are designated as Series K Senior Redeemable Convertible Preferred Stock (“Series K Preferred”), and 4,968,429 shares remain undesignated. As of June 30, 2011, we had outstanding 166 shares of Series AAA Preferred with a liquidation value of $830,000, 80 shares of Series E Preferred with a liquidation value of $400,000, 536 shares of Series G Preferred with a liquidation value of $2.7 million, 76 shares of Series H Preferred with a liquidation value of $380,000, and 439 shares of Series K Preferred with a liquidation value of $2.2 million. There are no shares of Series D Preferred outstanding.
     Pursuant to terms of the PNC Agreement and BHC Agreement, as amended, the Company is currently restricted from paying any cash or non-cash dividends on any series of preferred stock until such time as it can demonstrate pro forma compliance with the fixed coverage ratio covenant as set forth in those agreements; provided, however, if the fixed charge coverage ratio is not tested in a fiscal quarter, no such payments shall be permitted. Therefore, dividends on all series of preferred stock shall be accrued and not paid or issued until such restriction under the PNC Agreement and BHC Agreement no longer exists. Pursuant to terms of the PNC Agreement and the BHC Agreement, the fixed charge coverage ratio was not tested in the first quarter or second quarter of 2011 and all unpaid and unissued preferred stock dividends for each of those two quarters have been accrued.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
		(Unaudited)
		(In thousands, except share amounts)
Net income (loss) applicable to common shareholders of DRI Corporation	$(9,643)	$763	$(10,323)	$(232)
Effect of dilutive securities on net income (loss) of DRI Corporation:
Convertible preferred stock	—	106	—	—

Net income (loss) applicable to common shareholders of DRI Corporation, assuming conversions	$(9,643)	$869	$(10,323)	$(232)

Weighted average shares outstanding — Basic	11,880,838	11,797,095	11,866,401	11,775,348
Effect of dilutive securities on shares outstanding:
Options	—	39,917	—	—
Warrants	—	123,971	—	—
Convertible preferred stock	—	2,361,776	—	—

Weighted average shares outstanding — Diluted	11,880,838	14,322,759	11,866,401	11,775,348

     The calculation of weighted average shares outstanding for the diluted calculation excludes 1,628,629 stock options and warrants for the three months ended June 30, 2010 because these securities would not have been dilutive for the period due to the fact that the exercise price was greater than the average market price of our Common Stock for the period or the total assumed proceeds under the treasury stock method resulted in negative incremental shares. No recognition was given to potentially dilutive securities aggregating 4,898,376 shares for the six months ended June 30, 2010, and 4,851,279 shares for the three and six months ended June 30, 2011, since, due to the net loss applicable to common shareholders of DRI Corporation in those periods, such securities would have been anti-dilutive.
(11) SHAREHOLDERS’ EQUITY, COMPREHENSIVE INCOME (LOSS) AND NONCONTROLLING INTEREST
     Set forth below is a reconciliation of shareholders’ equity attributable to the Company and total noncontrolling interest at the beginning and end of the six months ended June 30, 2011 and 2010 (in thousands).

	DRI Shareholders’ Equity
					Accumulated
			Additional	Accum-	Other	Total DRI		Compre-	Total
	Preferred	Common	Paid-in	ulated	Comprehensive	Shareholders’	Noncontrolling	hensive	Shareholders’
	Stock	Stock	Capital	Deficit	Income	Equity	Interest	Income (loss)	Equity
Balance as of December 31, 2010	$5,854	$1,184	$30,374	$(20,121)	$3,180	$20,471	$847		$21,318

Issuance of common stock		7	84			91			91
Preferred stock dividends			(355)			(355)			(355)
Stock-based compensation expense			185			185			185

Comprehensive income (loss):
Net loss				(9,968)		(9,968)	(81)	$(10,049)	(10,049)
Translation adjustment					1,366	1,366		1,366	1,366

Total comprehensive loss								$(8,683)

Balance as of June 30, 2011	$5,854	$1,191	$30,288	$(30,089)	$4,546	$11,790	$766		$12,556

	DRI Shareholders’ Equity
					Accumulated
			Additional	Accum-	Other	Total DRI		Compre-	Total
	Preferred	Common	Paid-in	ulated	Comprehensive	Shareholders’	Noncontrolling	hensive	Shareholders’
	Stock	Stock	Capital	Deficit	Income (Loss)	Equity	Interest	Income (loss)	Equity
Balance as of December 31, 2009	$4,923	$1,175	$30,393	$(18,276)	$1,976	$20,191	$755		$20,946

Issuance of common stock		3	56			59			59
Issuance of Series K preferred stock, net of issuance costs	165					165			165
Issuance of Series G preferred stock dividend	100					100			100
Issuance of Series H preferred stock dividend	15					15			15
Conversion of Series K Preferred Stock, net of issuance costs	(67)	4	63			—			—
Preferred stock dividends			(225)			(225)			(225)
Stock-based compensation expense			184			184			184

Comprehensive income (loss):
Net Income (loss)				(7)		(7)	325	$318	318
Translation adjustment					(1,436)	(1,436)		(1,436)	(1,436)

Total comprehensive loss								$(1,118)

Balance as of June 30, 2010	$5,136	$1,182	$30,471	$(18,283)	$540	$19,046	$1,080		$20,126

COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Net income (loss)	$(9,477)	$1,103	$(10,049)	$318

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax	102	(1,331)	1,366	(1,436)

Total other comprehensive income (loss), net of tax	102	(1,331)	1,366	(1,436)

Comprehensive loss	(9,375)	(228)	(8,683)	(1,118)
Comprehensive (income) loss attributable to the noncontrolling interest	13	(153)	18	(246)

Comprehensive loss attributable to DRI Corporation	$(9,362)	$(381)	$(8,665)	$(1,364)

(12) SEGMENT AND GEOGRAPHIC INFORMATION
     DRI conducts its operations in one business segment. Accordingly, the accompanying consolidated statements of operations report the results of operations of that operating segment, and no separate disclosure is provided herein. Net sales information set forth below is based on geographic location of our customers. Long-lived assets set forth below include net property, net software, and equipment and other assets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
	(In thousands)		(In thousands)
Net sales
North America	$7,967	$9,888	$15,839	$16,946
Europe	7,447	6,900	13,093	11,563
Asia-Pacific	1,578	5,194	3,969	13,208
Middle East	145	136	337	359
South America	3,165	3,441	6,153	5,612

	$20,302	$25,559	$39,391	$47,688

	June 30,
	2011	December 31,
	(Unaudited)	2010
	(In thousands)
Long-lived assets
North America	$4,270	$4,105
Europe	2,905	2,619
Asia-Pacific	793	957
South America	580	509

	$8,548	$8,190

     As of June 30, 2011 and December 31, 2010, approximately $2.9 million and $2.6 million, respectively, of the Company’s long-lived assets were located in Sweden.
(13) INCOME TAXES
     As a result of its net operating loss carryforwards, the Company has significant gross deferred income tax assets. The Company reduces its deferred income tax assets by a valuation allowance when, based on available evidence, it is more likely than not that a significant portion of the deferred income tax assets will not be realized. The Company’s total deferred income tax assets and liabilities as of June 30, 2011 were $11.1 million and $1.7 million, respectively, and its deferred income tax valuation allowance was $8.7 million.
     As a result of intercompany sales that give rise to uncertain tax positions related to transfer pricing, during the six months ended June 30, 2011, the Company recorded an increase to its liability for unrecognized tax benefits of approximately $103,000. These increases, if recognized, would affect the Company’s effective tax rate. Changes in foreign currency exchange rates increased the liability for unrecognized tax benefits by approximately $118,000 during the six months ended June 30, 2011.
     The income tax expense or benefit reported for interim periods is based on our projected annual effective tax rate for the fiscal year and also includes expense or benefit recorded to the provision for uncertain tax positions in foreign jurisdictions. Our projected annual effective tax rate is sensitive to variations in the estimated and actual level of annual pre-tax income, variations in the tax jurisdictions in which the pre-tax income is recognized, and various discrete income tax expenses that may need to be recorded from time to time. As these variations occur, the Company’s projected annual effective tax rate and the resulting income tax expense or benefit recorded in interim periods can vary significantly from period to period. Income tax expense (benefit) as a percentage of income (loss) before income taxes was approximately (0.9)% and 29.2% for the six months ended June 30, 2011 and 2010, respectively. For the three months ended June 30, 2011 and 2010, income tax expense as a percentage of income before income taxes was approximately (2.5)% and 25.8%, respectively. The changes in the rates are primarily related to a permanent difference in the accounting treatment for book and tax purposes of a goodwill impairment charge recorded in the second quarter of 2011, which is more fully described in Note 2, and changes in the mix of income (loss) before income taxes between countries whose income taxes are offset by a full valuation allowance and those that are not.
(14) NON-MONETARY TRANSACTION — ADVERTISING RIGHTS
     On July 12, 2010, Castmaster Mobitec India Private Limited, a majority-owned subsidiary of Mobitec AB (“Castmaster Mobitec”), entered into a non-monetary exchange transaction with a transit agency customer (the “Transit Agency”) under the terms of a Concession Agreement (the “Transit Agency Contract”) pursuant to which Castmaster Mobitec agreed to install LED destination signs on a total of 1,500 of the Transit Agency’s existing fleet of buses and, in exchange therefore, the Transit Agency agreed to grant Castmaster Mobitec the right to place advertisements on such buses for a period of twenty-four (24) months (collectively, the “Advertising Rights”). In order to monetize the value of the Advertising Rights, on October 12, 2010 Castmaster Mobitec entered into an advertising agreement (the “Advertising Agreement”) with an advertising services company (the “Advertising Company”), pursuant to which Castmaster Mobitec granted the Advertising Company exclusive agency rights to operate the Advertising Rights in exchange for ten monthly installment payments, commencing on October 20, 2010, of approximately $330,000 each.
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
     As a result of delays in the start date of the advertising, the uncertainty of the Transit Agency granting the One-Year Extension, and the uncertainty of completing the installation of LED destination signs on the remaining 900 of the Transit Agency’s buses, as of December 31, 2010 we were unable to conclude that our ability to monetize the value of the Advertising Rights was reasonably assured. Therefore, at the end of fiscal 2010, we recorded a pre-tax charge of approximately $1.0 million ($0.5 million net of non-controlling interests) which reflects a full valuation allowance of the Advertising Rights asset. The terms of the Transit Agency Contract stipulated a completion date of November 5, 2010, with a provision for liquidated damages of up to 12 million INR (approximately $265,000 based on currency exchange rates at June 30, 2011) if not completed by that date. While the Transit Agency has not waived its rights to collect liquidated damages under the Transit Agency Contract, at this time, we do not believe the Transit Agency will seek payment of liquidated damages from Castmaster Mobitec. Further, Castmaster Mobitec has not waived its right to re-sell the Advertising Rights for the remainder of the term of the Transit Agency Contract and we believe the value of the remaining term of the Advertising Rights exceeds the amount of liquidated damages that could be imposed. We intend to seek final resolution of these matters with the Transit Agency before the end of our fiscal year, December 31, 2011. We believe that Castmaster Mobitec will incur no additional material expense or liability relating to the Transit Agency Contract beyond that which was recorded by the Company in connection with the impairment of the Advertising Rights in fiscal 2010, although we can give no assurance of such.

(15) SUBSEQUENT EVENT
     On August 5, 2011, Standard & Poor’s (“S&P”) lowered the long-term sovereign credit rating of U.S. Government debt obligations from AAA to AA+. On August 8, 2011, S&P also downgraded the long-term credit ratings of U.S. government-sponsored enterprises. These actions initially have had an adverse effect on financial markets. However, we are unable to predict the longer-term impact on such markets and the participants therein and, accordingly, are unable to predict the longer-term impact these actions will have on our operating results and financial position.

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
     The Company believes there were no significant changes during the six month period ended June 30, 2011 to the items disclosed as critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2010 Annual Report.

Recent Accounting Pronouncements
     In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. ASU 2011-04 improves the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. Although most of the amendments only clarify existing guidance in U.S. GAAP, ASU 2011-04 requires new disclosures, with a particular focus on Level 3 measurements, including quantitative information about the significant unobservable inputs used for all Level 3 measurements and a qualitative discussion about the sensitivity of recurring Level 3 measurements to changes in the unobservable inputs disclosed. ASU 2011-04 also requires the hierarchy classification for those items whose fair value is not recorded on the balance sheet but is disclosed in the footnotes. ASU 2011-04 is effective for financial statements issued for fiscal years beginning after December 15, 2011, and interim periods within those fiscal years. The Company believes the adoption of ASU 2011-04 will not have a material impact on its consolidated financial statements.
     In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income”. ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for financial statements issued for fiscal years beginning after December 15, 2011, and interim periods within those fiscal years. The Company believes the adoption of ASU 2011-05 will not have a material impact on its consolidated financial statements.
Results of Operations
     Management reviews a number of key indicators to evaluate the Company’s financial performance, including net sales, gross profit and selling, general and administrative expenses. The following table sets forth the percentage of our revenues represented by certain items included in our consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.9	69.6	66.9	72.5

Gross profit	34.1	30.4	33.1	27.5

Operating expenses:
Selling, general and administrative	28.7	22.8	30.1	24.8
Research and development	0.3	0.6	0.5	0.6
Goodwill impairment	48.8	—	25.2	—

Total operating expenses	77.8	23.4	55.8	25.4

Operating income (loss)	(43.7)	7.0	(22.7)	2.1
Total other income and expense	(1.8)	(1.1)	(2.6)	(1.2)

Income (loss) before income tax expense	(45.5)	5.9	(25.3)	0.9
Income tax expense	(1.2)	(1.5)	(0.2)	(0.3)

Net income (loss)	(46.7)	4.4	(25.5)	0.6
Net (income) loss attributable to noncontrolling interest, net of tax	0.1	(0.9)	0.2	(0.7)

Net income (loss) attributable to DRI Corporation	(46.6)%	3.5%	(25.3)%	(0.1)%

COMPARISON OF OUR RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
     Net Sales and Gross Profit. Our net sales for the three months ended June 30, 2011, decreased $5.3 million, or 20.6%, from $25.6 million for the three months ended June 30, 2010, to $20.3 million for the three months ended June 30, 2011. The decrease resulted from lower sales by our foreign subsidiaries of $3.5 million and lower U.S. domestic sales of $1.8 million.
     The decrease in sales by our foreign subsidiaries resulted primarily from decreased sales in the Asia-Pacific and South America markets, which were partially offset by increased sales in Europe. Substantially all the decrease in sales in the Asia-Pacific market occurred in India, where fulfillment of significant orders received in prior periods was substantially completed in the first and second quarters of 2010 and there have been no significant new orders in that market subsequent to that period. The decrease in sales in the South America market as well as the increase in sales in Europe are primarily due to the timing of orders and cyclical nature of sales to OEM’s. The decrease in sales in South America was due to lower sales to OEM’s partially offset by increased sales to end-user customers in the second quarter of 2011 as compared to the second quarter of 2010. The increase in sales in Europe was primarily due to higher sales to OEM’s in the Nordic countries and Poland as well as increased sales in the United Kingdom, where preparations for the 2012 summer Olympics to be held in London have begun. The increased sales in these European markets were partially offset by decreased sales to OEM’s in Belgium, where a large OEM order was fulfilled in the second quarter of 2010. The decrease in international sales of $3.5 million is inclusive of an increase due to foreign currency fluctuations for the quarter ended June 30, 2011 of approximately $1.7 million. Our foreign subsidiaries primarily conduct business in their respective functional currencies thereby reducing the impact of foreign currency transaction differences. If the U.S. dollar strengthens compared to the foreign currencies converted, it is possible the total sales reported in U.S. dollars could decline.

     The decrease in U.S. sales for the quarter ended June 30, 2011 as compared to the quarter ended June 30, 2010 is primarily attributable to the timing of order receipts from and delivery to our OEM and end-user customers. We reported decreased sales in engineered systems and related products as well as electronic information display systems (“EIDS”) in the U.S. in the second quarter of 2011 compared to the second quarter, with the larger decrease on the engineered systems side of the business. The decrease in engineered systems sales was largely attributable to a decrease in OEM sales between the two quarters partially offset by an increase in revenue recognized on deliverables to end-user customers on multiple element projects. The decrease in EIDS sales is primarily attributable to a decrease in aftermarket part sales and a decrease in OEM sales. The decrease in sales to OEM’s for both engineered systems and EIDS is primarily a function of the variability of order receipts and deliveries from period to period.
     Our gross profit of $6.9 million for the three months ended June 30, 2011 decreased $857,000, or 11.0%, from $7.8 million for the three months ended June 30, 2010. The decrease in gross profit was attributed to a decrease in U.S. domestic gross profits of $327,000 and a decrease in foreign gross profits of $530,000. As a percentage of sales, our gross profit was 34.1% of our net sales for the three months ended June 30, 2011 as compared to 30.4% for the three months ended June 30, 2010.
     The U.S. gross profit as a percentage of sales for the three months ended June 30, 2011 was 34.1% as compared to 31.0% for the three months ended June 30, 2010. As previously mentioned, the decrease in sales in the U.S. was largely attributable to decreased sales to OEM’s, which generally yield lower gross profit percentages than sales to end-user customers and resulted in higher gross profit percentages in the second quarter of 2011 compared to the second quarter of 2010. Additionally contributing to the increase in gross margin as a percentage of sales in the second quarter of 2011 were (1) increased margins on projects with multiple element deliverables, which can vary period-to-period depending on the element(s) being delivered (hardware, software or services) and (2) price increases in selected instances which went into effect in the last quarter of 2010.
     The international gross profit as a percentage of sales for the three months ended June 30, 2011 was 34.0% as compared to 30.0% for the three months ended June 30, 2010. The increase in international gross profit percentage is largely attributable to a variation in geographical dispersion of product sales. Most notably, sales decreased in India, where gross profit percentages have been generally lower than those we typically realize on similar product sales in other international markets, and sales increased in the Nordic market, where gross profit percentages are generally higher than in other markets we serve. Also contributing to the higher gross profit percentage in the second quarter of 2011 were (1) higher gross profit percentages in certain markets due to favorable material price reductions from suppliers compared to the second quarter of 2010, (2) lower labor absorption costs in the second quarter of 2011 than in the second quarter of 2010, when an increase in temporary production employees was necessary to meet the demands of fulfilling large sales orders for India, and (3) a change in product mix, with increased sales of EIDS that yield higher margins in the first six months of 2011 compared to the same period of 2010.
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
     Selling, General and Administrative. Our selling, general and administrative (“SG&A”) expenses of $5.8 million for the three months ended June 30, 2011 decreased $2,000, or 0.03% from $5.8 million for the three months ended June 30, 2010. Excluding a $469,000 increase due to a change in foreign currency exchange rates from the second quarter of 2010 to the second quarter of 2011, SG&A expenses decreased approximately $471,000 in the second quarter of 2011 when compared to the second quarter of 2010 primarily due to (1) decreased travel and entertainment expenses of approximately $217,000, (2) decreased promotion, advertising, trade show and business development expenses of approximately $28,000, (3) decreased public company costs of approximately $194,000 related primarily to decreased SEC filing expenses, investor relations expenses, public relations expenses, legal expenses and audit fees, (4) decreased telecommunication expenses of approximately $49,000 and (5) decreased bank fees of approximately $66,000 primarily due to lower amortization of deferred finance costs resulting from the extension of our domestic debt agreements and, thus, the extension of the amortization period of such costs. These decreases were partially offset by increased personnel-related expenses of approximately $131,000 resulting primarily from an increase in selected engineering personnel in 2011.
     Research and Development. Our research and development expenses of $55,000 for the three months ended June 30, 2011, represented a decrease of $103,000, or 65.2%, from $158,000 for the three months ended June 30, 2010. This category of expense includes internal engineering personnel and outside engineering expense for software and hardware development, sustaining product engineering, and new product development. During the three months ended June 30, 2011, salaries and related costs of certain engineering personnel who were used in the development of software met the capitalization criteria of ASC Topic 985-20, “Costs of Computer Software to be Sold, Leased, or Marketed.” The total amount of personnel and other expense capitalized in the three months ended June 30, 2011, of $693,000 increased $130,000, from $563,000 for the three months ended June 30, 2010. In aggregate, research and development expenditures for the three months ended June 30, 2011 were $748,000 as compared to $721,000 for the three months ended June 30, 2010.

     Goodwill Impairment. During the three months ended June 30, 2011, the Company recorded a goodwill impairment charge of approximately $9.9 million resulting from a goodwill impairment evaluation performed as of June 30, 2011. The goodwill impairment evaluation is more fully described in Note 2 to the accompanying consolidated financial statements.
     Operating Income (Loss). The net change in operating income (loss) for the three months ended June 30, 2011, was a decrease of $10.7 million, from net operating income of $1.8 million for the three months ended June 30, 2010, to net operating loss of $8.9 million for the three months ended June 30, 2011. The decrease in operating income (loss) is due to decreased gross profit and increased goodwill impairment partially offset by decreased SG&A and research and development expenses as described herein.
     Other Income and Expense. Total other income and expense decreased $66,000 from ($292,000) for the three months ended June 30, 2010 to ($358,000) for the three months ended June 30, 2011 due to an increase of $36,000 in other income, an increase of $91,000 in foreign currency gain, and an increase of $193,000 in interest expense. The increase in foreign currency gain resulted primarily from favorable changes in foreign currency exchange rates between the functional currencies of our foreign subsidiaries and the U.S. dollar, as certain internal and external billings of our foreign subsidiaries are denominated in the U.S. dollar. The increase in interest expense is primarily attributable to increased accruals of a termination fee payable to our domestic subordinated lender that is recorded as interest expense. The termination fee associated with this debt was increased under terms of an amendment executed in April 2011 to, among other things, extend the maturity date of this debt to April 30, 2012.
     Income Tax Expense. Net income tax expense was $234,000 for the three months ended June 30, 2011, compared to net income tax expense of $383,000 for the three months ended June 30, 2010. The income tax expense or benefit reported for interim periods is based on our projected annual effective tax rate for the fiscal year and also includes expense or benefit recorded to the provision for uncertain tax positions in foreign jurisdictions. Our projected annual effective tax rate is sensitive to variations in the estimated and actual level of annual pre-tax income, variations in the tax jurisdictions in which the pre-tax income is recognized, and various discrete income tax expenses that may need to be recorded from time to time. As these variations occur, the projected annual effective tax rate and the resulting income tax expense or benefit recorded in interim periods can vary significantly from period to period. For the three months ended June 30, 2011 and 2010, income tax expense as a percentage of income before income taxes was approximately (2.5)% and 25.8%, respectively. The change in the rates is primarily related to a permanent difference in the accounting treatment for book and tax purpose of a goodwill impairment charge recorded in the second quarter of 2011, which is more fully described in Note 2 to the accompanying consolidated financial statements, and changes in the mix of income (loss) before income taxes between countries whose income taxes are offset by full valuation allowance and those that are not.
     Net Income (Loss) Applicable to Common Shareholders. The change in net income (loss) applicable to common shareholders for the three months ended June 30, 2011, was a decrease of $10.4 million from net income of $763,000 for the three months ended June 30, 2010, to net loss of $9.6 million for the three months ended June 30, 2011.
COMPARISON OF OUR RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
     Net Sales and Gross Profit. Our net sales for the six months ended June 30, 2011, decreased $8.3 million or 17.4%, from $47.7 million for the six months ended June 30, 2010, to $39.4 million for the six months ended June 30, 2011. The decrease resulted from lower sales by our foreign subsidiaries of $7.4 million and by lower U.S. domestic sales of $890,000.
     The decrease in sales by our foreign subsidiaries resulted primarily from decreased sales in the Asia-Pacific market partially offset by increased sales in the South America market and increased sales in Europe. Substantially all the decrease in sales in the Asia-Pacific market occurred in India, where fulfillment of significant orders received in prior periods was substantially completed in the first and second quarters of 2010 and there have been no significant new orders in that market subsequent to that period. The increase in sales in South America occurred primarily in Brazil and is due to an improving economy in that market in recent periods. The increase in sales in Europe was, in large part, due to increased sales in the United Kingdom, where preparations for the 2012 summer Olympics to be held in London have begun. The decrease in international sales is inclusive of an increase due to foreign currency fluctuations for the six months ended June 30, 2011 of approximately $2.5 million.
     The decrease in U.S. sales for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 is primarily attributable to the timing of order receipts from and delivery to our OEM and end-user customers. We reported decreased sales in both engineered systems and EIDS in the U.S. in the first six months of 2011 compared to the same period in 2010. The decrease in engineered systems sales was largely attributable to a decrease in OEM sales between the two periods partially offset by an increase in revenue recognized on deliverables to end-user customers on multiple element projects. The decrease in EIDS sales is primarily attributable to a decrease in aftermarket part sales and a decrease in OEM sales. The decrease in sales to OEM’s for both engineered systems and EIDS is primarily a function of the variability of order receipts and deliveries from period to period.
     Our gross profit for the six months ended June 30, 2011 of $13.0 million decreased $49,000, or 0.4%, from $13.1 million for the six months ended June 30, 2010. The decrease in gross profit was attributed to a decrease in foreign gross profits of $300,000 and an increase in U.S. domestic gross profits of $251,000. As a percentage of sales, our gross profit was 33.1% of our net sales for the six months ended June 30, 2011 as compared to 27.5% for the six months ended June 30, 2010.
     The U.S. gross profit as a percentage of sales for the six months ended June 30, 2011 was 33.9% as compared to 30.6% for the six months ended June 30, 2010. The increase in gross profit as a percentage of sales is primarily attributable to (1) a higher concentration of higher-margin engineered systems deliverables on multiple element projects, (2) price increases to certain customers, and (3) a change in product mix whereby we sold more higher margin product in the first six months of 2011 when compared to the first six months of 2010.

     The international gross profit as a percentage of sales for the six months ended June 30, 2011 was 32.6% as compared to 25.8% for the six months ended June 30, 2010. The increase in international gross profit percentage is largely attributable to a variation in geographical dispersion of product sales. Most notably, sales decreased in India, where gross profit percentages have been generally lower than those we typically realize on similar product sales in other international markets. Also contributing to the higher gross profit percentage in the first six months of 2011 were (1) higher gross profit percentages in certain markets due to favorable material price reductions from suppliers compared to the first six months of 2010, (2) lower labor absorption costs in the first six months of 2011 than in the first six months of 2010, when an increase in temporary production employees was necessary to meet the demands of fulfilling large sales orders for India, and (3) lower sales in the first six months of 2011 to a large bus manufacturer on which gross profit percentages are lower than sales of similar products to other OEM’s and customers.
     Selling, General and Administrative. Our selling, general and administrative (“SG&A”) expenses for the six months ended June 30, 2011, of $11.9 million, increased $44,000, or 0.4%, from $11.8 million for the six months ended June 30, 2010. This increase includes an increase in SG&A expenses due to foreign currency exchange fluctuation of approximately $658,000. Exclusive of the increase due to foreign currency exchange fluctuations, SG&A expenses have decreased approximately $614,000 primarily due to (1) decreased travel and entertainment expenses of approximately $386,000, (2) decreased promotion, advertising, trade show and business development expenses of approximately $326,000, (3) decreased public company costs of approximately $296,000 related primarily to decreased SEC filing expenses, investor relations expenses, public relations expenses, legal expenses and audit fees, and (4) decreased telecommunication expenses of approximately $66,000. These decreases were partially offset by (1) increased personnel-related expenses of approximately $302,000 resulting primarily from an increase in selected engineering personnel in 2011 and (2) increased general corporate legal fees of approximately $150,000 due primarily to legal counsel received in 2011 in helping the Company begin assessing strategic alternatives to increase shareholder value.
     Research and Development. Our research and development expenses of $211,000 for the six months ended June 30, 2011, decreased $55,000 or 20.7% as compared to $266,000 for the six months ended June 30, 2010. This category of expense includes internal engineering personnel and outside engineering expense for software and hardware development, sustaining product engineering, and new product development. During the six months ended June 30, 2011, salaries and related costs of certain engineering personnel who were used in the development of software met the capitalization criteria of ASC Topic 985-20, “Costs of Computer Software to be Sold, Leased, or Marketed.” The total amount of personnel and other expense capitalized in the six months ended June 30, 2011, of $1.3 million, increased $51,000, from $1.2 million for the six months ended June 30, 2010. In aggregate, research and development expenditures for the six months ended June 30, 2011 were $1.5 million as compared to $1.5 million for the six months ended June 30, 2010.
     Goodwill Impairment. During the six months ended June 30, 2011, the Company recorded a goodwill impairment charge of approximately $9.9 million resulting from a goodwill impairment evaluation performed as of June 30, 2011. The goodwill impairment evaluation is more fully described in Note 2 to the accompanying consolidated financial statements.
     Operating Income (Loss). The net change in our operating income (loss) for the six months ended June 30, 2011, was a decrease of $9.9 million from net operating income of $1.0 million for the six months ended June 30, 2010, to net operating loss of $8.9 million for the six months ended June 30, 2011. The decrease in operating income is due to decreased sales and gross profit and increased goodwill impairment partially offset by decreased SG&A expenses as previously described.
     Other Income and Expense. Other income and expense decreased $462,000 from ($564,000) for the six months ended June 30, 2010 to ($1.0 million) for the six months ended June 30, 2011, due to an increase of $39,000 in other income, a decrease of $287,000 in foreign currency gain, and an increase of $214,000 in interest expense. The decrease in foreign currency gain resulted primarily from unfavorable changes in foreign currency exchange rates between the functional currencies of our foreign subsidiaries and the U.S. dollar, as certain internal and external billings of our foreign subsidiaries are denominated in the U.S. dollar. The increase in interest expense is primarily attributable to increased accruals of a termination fee payable to our domestic subordinated lender that is recorded as interest expense. The termination fee associated with this debt was increased under terms of an amendment executed in April 2011 to, among other things, extend the maturity date of this debt to April 30, 2012.
     Income Tax Expense. Net income tax expense was $87,000 for the six months ended June 30, 2011, compared to net income tax expense of $131,000 for the six months ended June 30, 2010. The income tax expense or benefit reported for interim periods is based on our projected annual effective tax rate for the fiscal year and also includes expense or benefit recorded to the provision for uncertain tax positions in foreign jurisdictions. Our projected annual effective tax rate is sensitive to variations in the estimated and actual level of annual pre-tax income, variations in the tax jurisdictions in which the pre-tax income is recognized, and various discrete income tax expenses that may need to be recorded from time to time. As these variations occur, the projected annual effective tax rate and the resulting income tax expense or benefit recorded in interim periods can vary significantly from period to period. Income tax (expense) benefit as a percentage of income (loss) before income taxes was approximately (0.9)% and 29.2% for the six months ended June 30, 2011 and 2010, respectively. The change in the rates is primarily related to a permanent difference in the accounting treatment for book and tax purpose of a goodwill impairment charge recorded in the second quarter of 2011, which is more fully described in Note 2 to the accompanying consolidated financial statements, and changes in the mix of income (loss) before income taxes between countries whose income taxes are offset by full valuation allowance and those that are not.

     Net Income (Loss) Applicable to Common Shareholders. The net change in net loss applicable to common shareholders for the six months ended June 30, 2011, was a decrease of $10.1 million from net loss of $232,000 for the six months ended June 30, 2010, to net loss of $10.3 million for the six months ended June 30, 2011.
Industry and Market Overview
     The Safe, Accountable, Flexible, Efficient, Transportation Equity Act — A Legacy for Users (“SAFETEA-LU”) was the primary program funding at the federal level through federal fiscal year 2009 in our U.S. served market segment. SAFETEA-LU promoted the development of modern, expanded, intermodal public transit systems nationwide, designated a wide range of tools, services, and programs intended to increase the capacity of the nation’s mobility systems and guaranteed a record level $52.6 billion in funding for public transportation through September 30, 2009, on which date SAFETEA-LU expired. Continuation of the expired legislation and related appropriations has been made possible through specific legislated extensions. Other legislative initiatives have led to additional funding for the “Highway Trust Fund”, a source for a substantial portion of funding to transit projects under SAFETEA-LU in the Company’s served U.S. market. Continuation of funding in the previously-mentioned short term mode has held funding at generally the same levels as at the date of SAFETEA-LU’s expiration.
     There are some specific legislative proposals to replace SAFETEA-LU, most of which include at least some degree of program funding cuts. Additionally, the effect of the debt ceiling legislation remains unclear at this point. However, it is too early to point to any one legislative proposal or action as being most likely to emerge as the front-runner. We continue to believe that long-term federal funding legislation to replace SAFETEA-LU is not likely to occur until 2012 or after, although at least one legislative proposal claims to be focused on passage this fall. Extensions of the expired legislation are expected to be available until new longer-term legislation, and adequate funding for such, can be determined. Weaknesses in the economy at the local level have further adversely impacted this situation. These funding and economic difficulties have impacted our U.S. market. We believe that such overall U.S. market funding difficulties have in the past depressed our market opportunities and increased the likelihood of orders being delayed or rescheduled until the U.S. economy’s recovery is more apparent and a longer term funding legislation is passed. Our management strategy to deal with this is twofold: (1) carefully manage expenses and (2) increase our focus on certain sub-segments of our domestic market which are less impacted by these legislative uncertainties. The Company’s senior management is involved in U.S. initiatives to develop and pass new legislation and extensions of the expired legislation through active participation in the American Public Transportation Association (“APTA”) and continues to closely monitor this situation.
     U.S. market federal funding issues described herein do not impact the larger, international market which we serve. Further, funding in various markets outside the U.S. is managed in many different ways in the many different international markets which we serve, and there is not a “one pattern” approach like in the U.S. We continue to seek new opportunities to expand our presence internationally, both in currently served markets and in new markets around the globe, particularly in the “BRIC” markets — Brazil, Russia, India, and China — which are frequently cited as having growth opportunities despite the economic weaknesses encountered around the globe. However, the well-publicized unemployment, credit and economic issues experienced in our other served markets outside the U.S., have had an adverse impact on the Company. Like in the U.S., that impact, while widely varying from market to market, is causing schedule disruptions, slow-down in procurements, and instability in order flow as well as having an overall depressing impact on order opportunities. Actions to mitigate this impact are being taken by the Company and include holding-down and managing expenses and increasing our focus on certain sub-segments of our international market which are less impacted by the economic weaknesses. Additionally, we are pursuing new geographic market segments and further penetration in existing served market segments in our efforts to maintain growth and to achieve bottom line improvement.
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
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows for the Six Months Ended June 30, 2011 and 2010
     Our operating activities provided (used) net cash of $1.2 million and ($1.4) million for the six months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011, sources of cash from operations primarily resulted from a decrease in inventory of $1.3 million due to improved inventory management, an increase in accounts payable of $693,000 due to the Company lengthening payment cycles to more closely match the timing of collections from customers in an effort to better manage working capital, a decrease in other receivables of $165,000, and a decrease in prepaids and other current assets of $4,000. Cash used in operating activities primarily resulted from an increase in trade accounts receivable of $2.3 million due to a combination of higher sales in the second quarter and a change in the composition of accounts receivable from end-user customers with shorter payment terms to OEM customers with longer payment terms, a decrease in the foreign tax settlement of $244,000, a decrease in accrued expenses and other current liabilities of $134,000, and net loss of $10.0 million offset by $11.8 million in non-cash expenses. Non-cash expenses were primarily related to deferred income taxes, change in the liability for uncertain tax positions, depreciation and amortization, share-based compensation expense, loan termination fees, and goodwill impairment (see Note 2 to the accompanying consolidated financial statements for further discussion of this impairment.)

     Our investing activities used cash of $1.5 million and $1.7 million for the six months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, the primary uses of cash were for expenditures relating to internally developed software and purchases of computer, test, and office equipment. We do not anticipate any significant change in expenditures for or sales of capital equipment in the near future.
     Our financing activities provided (used) net cash of ($97,000) and $2.5 million for the six months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011, our primary sources of cash were from borrowings under loan agreements and asset-based lending agreements for both our U.S. and our foreign subsidiaries. Our primary uses of cash for financing activities were payment of loan amendment fees, dividends, and repayment of borrowings under the asset-based lending agreements.
Significant Financing Arrangements
     The Company’s primary source of liquidity and capital resources has been from financing activities. The Company has agreements with lenders under which revolving lines of credit have been established to support the working capital needs of our current operations. These lines of credit are as follows:
•	Our wholly-owned U.S. subsidiaries, Digital Recorders, Inc. and TwinVision of North America, Inc. (collectively, the “Borrowers”), have in place an asset-based lending agreement (as amended, the “PNC Agreement”) with PNC Bank, National Association (“PNC”). DRI has agreed to guarantee the obligations of the Borrowers under the PNC Agreement. The PNC Agreement provides up to $8.0 million in borrowings under a revolving credit facility and is secured by substantially all tangible and intangible U.S. assets of the Company. Borrowing availability under the PNC Agreement is based upon an advance rate equal to 85% of eligible domestic accounts receivable of the Borrowers plus 75% of eligible foreign receivables of the Borrowers, limited to the lesser of $2.5 million or the amount of coverage under acceptable credit insurance policies of the Borrowers, as determined by PNC in its reasonable discretion, plus 85% of the appraised net orderly liquidation value of inventory of the Borrowers, limited to $750,000. The PNC Agreement provides for one of two possible interest rates on borrowings: (1) an interest rate based on the rate (the “Eurodollar Rate”) at which U.S. dollar deposits are offered by leading banks in the London interbank deposit market (a “Eurodollar Rate Loan”) or (2) interest at a rate (the “Domestic Rate”) based on either (a) the base commercial lending rate of PNC, or (b) the open rate for federal funds transactions among members of the Federal Reserve System, as determined by PNC (a “Domestic Rate Loan”). The actual annual interest rate for borrowings under the PNC Agreement is (a) the Eurodollar Rate plus 3.25% for Eurodollar Rate Loans and (b) the Domestic Rate plus 1.75% for Domestic Rate Loans. Interest is calculated on the principal amount of borrowings outstanding, subject to a minimum principal amount of $3.5 million. The PNC Agreement contains certain covenants and provisions with which we and the Borrowers must comply on a quarterly basis. At June 30, 2011, the outstanding principal balance on the revolving credit facility was approximately $4.2 million and remaining borrowing availability under the revolving credit facility was approximately $1.2 million.
•	Mobitec AB, our wholly-owned Swedish subsidiary, has credit facilities in place under agreements with Svenska Handelsbanken AB (“Handelsbanken”) pursuant to which it may currently borrow up to a maximum of 38.0 million SEK, or approximately $6.0 million (based on exchange rates at June 30, 2011) through August 30, 2011, on which date, under terms of the credit agreements, the maximum borrowing capacity will be reduced by 7.0 million SEK, or approximately $1.1 million (based on exchange rates at June 30, 2011). At June 30, 2011, borrowings due and outstanding under these credit facilities totaled 30.7 million SEK (approximately $4.9 million, based on exchange rates at June 30, 2011). Additional borrowing availability under these agreements at June 30, 2011 amounted to approximately $920,000. We believe we will be able to extend the supplemental overdraft facility that expires on August 30, 2011 to maintain our borrowing availability but can give no assurance of such. These credit agreements renew annually on a calendar-year basis.
•	Mobitec GmbH, our wholly-owned German subsidiary, has a credit facility in place under an agreement with Handelsbanken pursuant to which it may currently borrow up to a maximum of 912,000 EUR (approximately $1.3 million, based on exchange rates at June 30, 2011). At June 30, 2011, borrowings due and outstanding under this credit facility totaled 658,000 EUR (approximately $948,000 based on exchange rates at June 30, 2011) and additional borrowing availability amounted to approximately $365,000. The agreement under which this credit facility is extended has an open-ended term and allows Handelsbanken to terminate the credit facility at any time.
     The PNC Agreement and the BHC Agreement contain certain financial covenants with which we and our subsidiaries must comply. One such covenant in the BHC Agreement provides that the aggregate indebtedness of our foreign subsidiaries, as defined in the BHC Agreement, shall not exceed $7.0 million at any time during or at the end of any fiscal quarter. Due primarily to changes in foreign currency exchange rates from the quarter ended December 31, 2010 to the quarter ended March 31, 2011, we were not in compliance with this covenant for the quarter ended March 31, 2011, as the aggregate indebtedness of our foreign subsidiaries exceeded $7.0 million by approximately $127,000. Had foreign currency exchange rates during the quarter ended March 31, 2011 remained constant with foreign currency exchange rates as of the end of the prior quarter, the aggregate indebtedness of our foreign subsidiaries as of March 31, 2011 would have been approximately $432,000 lower than the amount we reported as of that date and no covenant violation would have occurred. BHC agreed to waive this covenant violation for the quarter ended March 31, 2011. We were in compliance with all covenants of the PNC Agreement and BHC Agreement for the quarter ended June 30, 2011. Management believes we will be able to comply with the financial covenants of the PNC Agreement and BHC Agreement in the remaining quarters of 2011 but can give no assurance of such.
Management Conclusion
     Our liquidity is primarily measured by the borrowing availability on our domestic and international revolving lines of credit and is determined, at any point in time, by comparing our borrowing base (generally, eligible accounts receivable and inventory) to the balances of our outstanding lines of credit. Borrowing availability on our domestic and international lines of credit is driven by several factors, including the timing and amount of orders received from customers, the timing and amount of customer billings, the timing of collections on such billings, lead times and amounts of inventory purchases, and the timing of payments to vendors, primarily on payments to vendors from whom we purchase inventory. Due to a number of factors including net losses reported in the last twelve months, borrowing availability on our revolving lines of credit have been negatively impacted, the Company’s working capital has decreased, and we have implemented a range of cash management procedures with an objective of working within our liquidity and capital resource constraints. We may be required to seek additional financing to support the working capital and capital expenditure needs of our operations during the remainder of fiscal year 2011. In addition, the revolving credit facility under the PNC Agreement and the Term Loan under the BHC Agreement each mature in April 2012. We anticipate we will not have adequate cash resources from operations to pay the outstanding debt balances of these two credit facilities on or before their maturity date. This will require us to seek alternative financing in sufficient amounts and/or pursue strategic alternatives, any of which will likely be dilutive to existing shareholders. If we are not successful in these efforts we may be required to significantly curtail our operations, which would have a material adverse impact on our financial position.
Impact of Inflation
     We believe that inflation has not had a material impact on our results of operations for the six months ended June 30, 2011 and 2010. However, there can be no assurance that future inflation would not have an adverse impact upon our future operating results and financial condition.
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
     Forward-looking statements in this Quarterly Report include, without limitation, the following statements regarding:
•	our ability to meet our capital requirements;
•	our ability to meet and maintain our existing debt obligations, including obligations to make current payments under such debt instruments and payments of our domestic line of credit and term loan on or before their April 2012 maturity date;
•	our ability to comply with debt covenant requirements;
•	the sufficiency of our liquidity and capital resources to support current operations for the remainder of 2011;
•	our future cash flow position;
•	recent legislative action affecting the transportation and/or security industry;
•	future legislative action affecting the transportation and/or security industry;
•	the impact of transit funding legislation on the market for our products;
•	the likelihood of passage of new transit funding legislation and when passage of such legislation might occur;
•	the impact of uncertainties in transit funding legislation on the markets we serve;

•	changes in federal or state funding for transportation and/or security-related funding;

•	the impact of past and current credit and economic issues in the markets we serve; and
•	our future outlook with respect to the domestic and international markets for our products.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of June 30, 2011, the Company’s disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     Risks Related to Indebtedness, Financial Condition and Results of Operations
     We may be unable to make payment on our domestic line of credit and term loan which mature in April 2012. At June 30, 2011, our U.S. companies had outstanding principal balances of approximately $4.2 million and $4.8 million on a line of credit facility and a term loan, respectively, both of which mature in April 2012. In addition to the principal balance on the term loan, our U.S. companies are required to pay a loan termination fee in an amount ranging from $1.0 million to $1.7 million, with the amount of such termination fee dependent upon the date of the repayment of the term loan balance. We anticipate we will not have adequate cash resources from operations to pay the outstanding principal balances of these two credit facilities, or the term loan termination fee, on or before their maturity date. This will require us to seek alternative financing in sufficient amounts and/or pursue strategic alternatives, any of which will likely be dilutive to existing shareholders. If we are not successful in these efforts we may be required to significantly curtail our operations, which would have a material adverse impact on our financial position.

     Our substantial debt could adversely affect our financial position, operations and ability to grow. As of June 30, 2011, we had total debt of approximately $17.1 million. Included in this debt are $10.0 million under our domestic and European revolving credit facilities, a $4.8 million term loan due on April 30, 2012, a $178,000 loan due on March 31, 2012, a $1.1 million loan due on October 30, 2012, a $65,000 loan due on September 7, 2012, a $17,000 loan due on November 7, 2014, and a $149,000 loan due October 21, 2011. Our domestic revolving credit facility had an outstanding balance of $4.2 million as of June 30, 2011 and matures in April 2012. Our European revolving credit facilities had outstanding balances of $4.9 million as of June 30, 2011 under agreements with a Swedish bank with expiration dates of December 31, 2011 and an outstanding balance of $948,000 as of June 30, 2011 under an agreement with a Swedish bank with an open-ended term. Our substantial indebtedness could have adverse consequences in the future, including without limitation:
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
     Risks Related to Our Operations and Product Development
     Many of our customers rely, to some extent, on government funding, which subjects us to risks associated with governmental budgeting and authorization processes. A majority of our domestic U.S. sales, either directly or indirectly through OEM’s, are to end customers having some degree of national, federal, regional, state, or local governmental-entity funding. These governmental-entity funding mechanisms are beyond our control and often are difficult to predict. Further, general budgetary authorizations and allocations for state, local and federal agencies can change for a variety of reasons, including general economic conditions, and have a material adverse effect on us. SAFETEA-LU, which was the primary program funding the U.S. public surface transit market at the federal level, expired in September 2009. Extension of the expired legislation has been implemented under continuing resolutions while new legislation to replace SAFETEA-LU is being developed. It is uncertain when new legislation will be developed and enacted, if at all, and at what levels federal funding for public transportation programs will be available if new legislation is enacted. These funding difficulties and uncertainties have impacted our U.S. market. Additionally, it is uncertain what impact the U.S. government’s efforts to decrease expenditures in connection with the recent legislation to increase the nation’s debt ceiling could have on the amount of funding that is available for continuing resolutions and any new legislation replacing SAFETEA-LU. Such funding uncertainties may further depress our U.S. market opportunities, result in further downturn in demand for our products, and/or increase the likelihood of orders being delayed or rescheduled and, as a result, materially affect our financial position and results of operations.
     Risks Related to Our Equity Securities
     Our failure to maintain the listing requirements of the NASDAQ Capital Market could result in a delisting of our common stock. On June 10, 2011, we received a letter (the “Notification Letter”) from the NASDAQ Stock Market (“NASDAQ”) notifying us that we no longer meet NASDAQ’s continued listing requirement under Listing Rule 5550(a)(2) (the “Bid Price Rule”). The Notification Letter stated that the closing bid price of our common stock has been below $1.00 per share for 30 consecutive business days and that we therefore are not in compliance with the Bid Price Rule. The Notification Letter stated that we are afforded 180 calendar days, or until December 7, 2011, to regain compliance with the Bid Price Rule. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days. If we do not regain compliance by December 7, 2011, NASDAQ will provide written notification to us that our common stock will be subject to delisting from the NASDAQ Capital Market. We may, however, be eligible for an additional grace period if we satisfy the initial listing standards (with the exception of the Bid Price Rule) for listing on the NASDAQ Capital Market. We may also appeal NASDAQ’s delisting determination to a NASDAQ Hearings Panel.
     The delisting of our common stock would likely have a negative effect on the price of our common stock and would impair the ability of our shareholders to sell or purchase our common stock when they wish to do so. In the event that our common stock is delisted, we would take actions to restore our compliance with NASDAQ’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from violating the Bid Price Rule or prevent future non-compliance with NASDAQ’s listing requirements.

ITEM 6. EXHIBITS
     The following documents are filed herewith or have been included as exhibits to previous filings with the SEC and are incorporated herein by this reference:

Exhibit No.	Document
10.1	Contract A Supplementary Overdraft Facility, dated as of February 25, 2011, by and between Mobitec AB and Svenska Handelsbanken AB (incorporated by reference to the Company’s current report on Form 8-K, filed with the SEC on March 3, 2011).

10.2	Contract A Account with Overdraft Facility, dated as of February 25, 2011, by and between Mobitec AB and Svenska Handelsbanken AB (incorporated by reference to the Company’s current report on Form 8-K, filed with the SEC on March 3, 2011).

10.3	Contract A Supplementary Overdraft Facility, dated as of May 30, 2011, by and between Mobitec AB and Svenska Handelsbanken AB, (English translation) (incorporated by reference to the Company’s current report on Form 8-K, filed with the SEC on June 3, 2011).

31.1	Section 302 Certification of David L. Turney (filed herewith).

31.2	Section 302 Certification of Kathleen B. Oher (filed herewith).

32.1	Section 906 Certification of David L. Turney (filed herewith).

32.2	Section 906 Certification of Kathleen B. Oher (filed herewith).

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRI CORPORATION

Signature:

By:	/s/ Kathleen B. Oher
Kathleen B. Oher
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
        Date:   August 15, 2011