Form 10-Q/A
period 2011-06-30
DRI CORP
filed 2011-08-19
CIK 853695

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
     Indicate the number of shares outstanding of the registrant’s Common Stock as of July 29, 2011:

Common Stock, par value $0.10 per share	11,912,521
(Class of Common Stock)	Number of Shares

EXPLANATORY NOTE
     The purpose of this Amendment No. 1 to DRI Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).
     No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.
     Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II — OTHER INFORMATION
ITEM 6. EXHIBITS

Exhibit No.	Document

10.1*
Contract A Supplementary Overdraft Facility, dated as of February 25, 2011, by and between Mobitec AB and Svenska Handelsbanken AB (incorporated by reference to the Company’s current report on Form 8-K, filed with the SEC on March 3, 2011).

10.2*
Contract A Account with Overdraft Facility, dated as of February 25, 2011, by and between Mobitec AB and Svenska Handelsbanken AB (incorporated by reference to the Company’s current report on Form 8-K, filed with the SEC on March 3, 2011).

10.3*
Contract A Supplementary Overdraft Facility, dated as of May 30, 2011, by and between Mobitec AB and Svenska Handelsbanken AB (English translation) (incorporated by reference to the Company’s current report on Form 8-K, filed with the SEC on June 3, 2011).

31.1*	Section 302 Certification of David L. Turney (filed herewith).

31.2*	Section 302 Certification of Kathleen B. Oher (filed herewith).

32.1*	Section 906 Certification of David L. Turney (filed herewith).

32.2*	Section 906 Certification of Kathleen B. Oher (filed herewith).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	These exhibits were previously included or incorporated by reference in DRI Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DRI CORPORATION

Signature: By:	/s/ Kathleen B. Oher Kathleen B. Oher
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	August 19, 2011