Form 10-Q
period 2011-09-30
DRI CORP
filed 2011-11-21
CIK 853695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
     Indicate the number of shares outstanding of the registrant’s Common Stock as of October 31, 2011:

Common Stock, par value $0.10 per share	11,945,258
(Class of Common Stock)	Number of Shares

DRI CORPORATION AND SUBSIDIARIES
INDEX

Page No.
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets — September 30, 2011 (Unaudited) and December 31, 2010	3

Consolidated Statements of Operations — Three and Nine Months Ended September 30, 2011 and 2010 (Unaudited)	4

Consolidated Statements of Cash Flows — Nine Months Ended September 30, 2011 and 2010 (Unaudited)	5

Notes to Unaudited Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 4. Controls and Procedures	25

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	26

Item 6. Exhibits	28

SIGNATURES	29
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
DRI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share amounts)

	September 30, 2011	December 31, 2010
	(Unaudited)	(Note 1)
ASSETS
Current Assets
Cash and cash equivalents	$909	$1,391
Trade accounts receivable, net	15,662	15,678
Note receivable	—	86
Other receivables	34	300
Inventories, net	13,416	15,134
Prepaids and other current assets	1,799	1,389
Deferred tax assets, net	736	613

Total current assets	32,556	34,591

Property and equipment, net	1,317	1,388
Software, net	6,726	5,757
Goodwill	1,177	10,398
Intangible assets, net	562	651
Other assets	478	1,045

Total assets	$42,816	$53,830

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Lines of credit	$7,943	$8,454
Loans payable	—	442
Current portion of long-term debt	6,681	944
Foreign tax settlement	172	550
Accounts payable	8,832	8,703
Accrued expenses and other current liabilities	5,989	6,354
Preferred stock dividends payable	491	19

Total current liabilities	30,108	25,466

Long-term debt and capital leases, net	380	6,239

Deferred tax liabilities, net	37	84

Liability for uncertain tax positions	903	723

Commitments and contingencies (Notes 7 and 8)
Shareholders’ Equity
Series K redeemable, convertible preferred stock, $0.10 par value, liquidation preference of $5,000 per share; 475 shares authorized; 439 shares issued and outstanding at September 30, 2011 and December 31, 2010; redeemable at the discretion of the Company at any time.	1,957	1,957
Series E redeemable, nonvoting, convertible preferred stock, $0.10 par value, liquidation preference of $5,000 per share; 80 shares authorized; 80 shares issued and outstanding at September 30, 2011 and December 31, 2010; redeemable at the discretion of the Company at any time.	337	337
Series G redeemable, convertible preferred stock, $0.10 par value, liquidation preference of $5,000 per share; 725 shares authorized; 536 shares issued and outstanding at September 30, 2011 and December 31, 2010; redeemable at the discretion of the Company at any time.	2,398	2,398
Series H redeemable, convertible preferred stock, $0.10 par value, liquidation preference of $5,000 per share; 125 shares authorized; 76 shares issued and outstanding at September 30, 2011 and December 31, 2010; redeemable at the discretion of the Company at any time.	332	332
Series AAA redeemable, nonvoting, convertible preferred stock, $0.10 par value, liquidation preference of $5,000 per share; 166 shares authorized; 160 and 166 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively; redeemable at the discretion of the Company at any time.	800	830
Common stock, $0.10 par value, 25,000,000 shares authorized; 11,945,258 and 11,838,873 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively.	1,195	1,184
Additional paid-in capital	30,236	30,374
Accumulated other comprehensive income — foreign currency translation	3,411	3,180
Accumulated deficit	(29,967)	(20,121)

Total DRI shareholders’ equity	10,699	20,471
Noncontrolling interest — Castmaster Mobitec India Private Limited	689	847

Total shareholders’ equity	11,388	21,318

Total liabilities and shareholders’ equity	$42,816	$53,830

See accompanying notes to unaudited consolidated financial statements.

DRI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(In thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$19,840	$19,860	$59,231	$67,548
Cost of sales	12,743	13,352	39,089	47,946

Gross profit	7,097	6,508	20,142	19,602

Operating expenses
Selling, general and administrative	5,686	5,726	17,545	17,541
Research and development	73	113	284	379
Goodwill impairment	—	—	9,911	—

Total operating expenses	5,759	5,839	27,740	17,920

Operating income (loss)	1,338	669	(7,598)	1,682

Other income (loss)	93	(15)	146	(1)
Foreign currency loss	(151)	(350)	(294)	(206)
Interest expense	(604)	(394)	(1,540)	(1,116)

Total other income and expense	(662)	(759)	(1,688)	(1,323)

Income (loss) before income tax expense	676	(90)	(9,286)	359
Income tax expense	(631)	(100)	(718)	(231)

Net income (loss)	45	(190)	(10,004)	128
Net (income) loss attributable to noncontrolling interest, net of tax	77	(199)	158	(524)

Net income (loss) attributable to DRI Corporation	122	(389)	(9,846)	(396)
Provision for preferred stock dividends	(186)	(156)	(541)	(381)

Net loss applicable to common shareholders of DRI Corporation	$(64)	$(545)	$(10,387)	$(777)

Net loss per share applicable to common shareholders of DRI Corporation-basic and diluted	$(0.01)	$(0.05)	$(0.87)	$(0.07)

Weighted average number of common shares outstanding-basic and diluted	11,925,332	11,826,249	11,886,261	11,792,501

See accompanying notes to unaudited consolidated financial statements.

DRI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net income (loss)	$(10,004)	$128
Adjustments to reconcile net income (loss) to net cash
provided by operating activities
Deferred income taxes	(218)	(203)
Change in liability for uncertain tax positions	110	100
Depreciation of property and equipment	342	323
Amortization of software	910	667
Amortization of intangible assets	93	82
Amortization of deferred financing costs	330	417
Amortization of debt discount	40	83
Loan termination fee accrual	548	176
Bad debt expense	24	268
Share-based compensation	351	369
Write-down of inventory for obsolescence	77	114
Goodwill impairment	9,911	—
Loss on disposal of fixed assets	9	24
Other, primarily effect of foreign currency loss and bank fees	184	140
Changes in operating assets and liabilities
(Increase) decrease in trade accounts receivable	(484)	1,071
Decrease in other receivables	251	441
(Increase) decrease in inventories	1,392	(3,591)
(Increase) decrease in prepaids and other current assets	(355)	484
(Increase) decrease in other assets	25	(26)
Increase (decrease) in accounts payable	283	(5)
Increase (decrease) in accrued expenses and other current liabilities	392	(370)
Decrease in foreign tax settlement	(454)	(248)

Net cash provided by operating activities	3,757	444

Cash flows from investing activities
Proceeds from sale of fixed assets	5	—
Purchases of property and equipment	(279)	(582)
Investments in software development	(1,923)	(1,872)

Net cash used in investing activities	(2,197)	(2,454)

Cash flows from financing activities
Proceeds from bank borrowings and lines of credit	63,038	75,112
Principal payments on bank borrowings and lines of credit	(65,114)	(75,025)
Proceeds from issuance of preferred stock, net of costs	—	1,268
Payment of loan amendment fees	(110)	(15)
Payment of dividends on preferred stock	(51)	(169)

Net cash provided by (used in) financing activities	(2,237)	1,171

Effect of exchange rate changes on cash and cash equivalents	195	23

Net decrease in cash and cash equivalents	(482)	(816)

Cash and cash equivalents at beginning of period	1,391	1,800

Cash and cash equivalents at end of period	$909	$984

Supplemental disclosures of non-cash investing and financing activities:

Preferred stock issued for services	$—	$120

Preferred stock dividends	$490	$210

Purchase of equipment under capital lease obligation	$41	$49

Conversion of preferred stock to common stock	$30	$75

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
     The year-end balance sheet data was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “2010 Annual Report”). The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full fiscal year.
     Capitalized costs related to internally developed software have been classified in the unaudited consolidated balance sheet as Software as of September 30, 2011, and the related amount of capitalized software that was recorded in Property and Equipment as of December 31, 2010 has been reclassified to Software in order to conform with current period presentation.
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
     The objective of ESP is to determine the price at which we would sell our products and services if they were sold on a standalone basis. Our determination of ESP involves the weighting of several factors including the selling price for similar products and services, the cost to produce or provide the deliverables, the anticipated margin on the deliverables, and the characteristics of the market into which our products and services are sold. We analyze the selling prices used in our allocation of arrangement consideration at a minimum on an annual basis. Selling prices will be analyzed on a more frequent basis if a significant change in our business necessitates a more timely analysis or if we perceive significant variances in the market for our products and services. During the three and nine months ended September 30, 2011 and 2010, there was no material impact on the allocation of arrangement consideration as a result of changes in ESP.
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

	September 30,	December 31,
	2011	2010
	(In thousands)
Trade accounts receivable	$15,951	$15,985
Less: allowance for doubtful accounts	(289)	(307)

	$15,662	$15,678

Product Warranties
     The Company provides a limited warranty for its products, generally for a period of one to five years. The Company’s standard warranties require the Company to repair or replace defective products during such warranty periods at no cost to the customer. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product sales are recognized. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The following table summarizes product warranty activity during the nine months ended September 30, 2011 and 2010.

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Balance at beginning of period	$809	$805
Additions charged to costs and expenses	60	238
Deductions	(81)	(257)
Foreign exchange translation loss	6	87

Balance at end of period	$794	$873

Recent Accounting Pronouncements
     In September 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-08, “Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment”, to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for financial statements issued for fiscal years beginning after December 15, 2011, and interim periods within those fiscal years. The Company believes the adoption of ASU 2011-08 will not have a material impact on its consolidated financial statements.
     In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. ASU 2011-04 improves the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards. Although most of the amendments only clarify existing guidance in GAAP, ASU 2011-04 requires new disclosures, with a particular focus on Level 3 measurements, including quantitative information about the significant unobservable inputs used for all Level 3 measurements and a qualitative discussion about the sensitivity of recurring Level 3 measurements to changes in the unobservable inputs disclosed. ASU 2011-04 also requires the hierarchy classification for those items whose fair value is not recorded on the balance sheet but is disclosed in the footnotes. ASU 2011-04 is effective for financial statements issued for fiscal years beginning after December 15, 2011, and interim periods within those fiscal years. The Company believes the adoption of ASU 2011-04 will not have a material impact on its consolidated financial statements.
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
Fair Value of Financial Instruments
     The fair value of a financial instrument is the amount at which the instrument could be exchanged between willing parties other than in a forced sale or liquidation. We believe the carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their estimated fair values at September 30, 2011 and December 31, 2010 due to their short maturities. We believe the carrying value of our lines of credit and loans payable approximate the estimated fair value for debt with similar terms, interest rates, and remaining maturities currently available to companies with similar credit ratings at September 30, 2011 and December 31, 2010. The carrying value and estimated fair value of our long-term debt at September 30, 2011 was $5.9 million and $5.6 million, respectively, and $6.6 million and $5.9 million at December 31, 2010, respectively. The estimate of fair value of our long-term debt is based on debt with similar terms, interest rates, and remaining maturities currently available to companies with similar credit ratings at each measurement date.
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
(2) GOODWILL AND OTHER INTANGIBLE ASSETS
     Goodwill is assigned to our reporting units, which are defined as the domestic and international operating segments. We evaluate goodwill for impairment annually, as of December 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired. During the second quarter of 2011, a decrease in the NASDAQ market price of the Company’s Common Stock indicated an impairment of goodwill may exist. As a result, we evaluated goodwill for impairment as of June 30, 2011. During the second quarter of 2011, we estimated fair value for each reporting unit utilizing two valuation approaches: (1) the income approach and (2) the market approach. The income approach measures the present worth of anticipated future net cash flows generated by the reporting unit. Net cash flows are forecast for an appropriate period and then discounted to present value using an appropriate discount rate. Net cash flow forecasts require analysis of the significant variables influencing revenues, expenses, working capital and capital investment and involve a number of significant assumptions and estimates. The market approach is performed by observing the price at which companies comparable to the reporting unit, or shares of those guideline companies, are bought and sold. Adjustments are made to the data to account for operational and other relevant differences between the reporting unit and the guideline companies. To arrive at estimated fair value of each reporting unit, we assigned an appropriate weighting to the value of the reporting unit calculated under each of the two valuation approaches. The aggregate weighted fair value under the two valuation approaches is the estimated fair value of the reporting unit.
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
     Primarily as a result of a $7.4 million decline in the international reporting unit’s revenue, for the twelve months ended June 30, 2011 compared to fiscal 2010, which occurred within our 51%-owned joint venture, Castmaster Mobitec, partially offset by increases in sales in the remaining international markets within the international reporting unit, we determined it was more likely than not that the international reporting unit’s fair value had declined below its carrying value during the second quarter of fiscal 2011. An analysis was prepared to compute the fair value of the international reporting unit, which confirmed such value had declined below that unit’s carrying value. An additional analysis was performed to allocate the fair value of the international reporting unit to all of the assets and liabilities of that unit as if the unit had been acquired in a business combination. Based on the preliminary results of this analysis, the Company believed it was more likely than not that the fair value of the international reporting unit’s goodwill was below its carrying amount, which indicated full impairment of the carrying value of the international reporting unit’s goodwill as of June 30, 2011 of approximately $9.9 million. The estimated impairment charge was therefore recorded as of June 30, 2011.
     Estimating the fair value of a reporting unit involves the use of estimates and significant judgments that are based on a number of factors including actual operating results, future business plans, economic projections and market data. Actual results may differ from forecasted results. The Company finalized its goodwill impairment analysis during the third quarter of 2011 using only the market approach to estimate fair value of the international reporting unit. The results of the final analysis supported the preliminary analysis that full impairment of the carrying value of the international reporting unit’s goodwill did exist and no adjustment to the impairment charge recorded as of June 30, 2011 was necessary. The goodwill impairment charge is included in operating expenses in the accompanying consolidated statements of operations for the nine months ended September 30, 2011.
     The change in the carrying amount of goodwill for the nine months ended September 30, 2011, is as follows:

(In thousands)
Balance as of December 31, 2010	$10,398
Goodwill impairment	(9,911)
Effect of exchange rates	690

Balance as of September 30, 2011	$1,177

     The composition of the Company’s intangible assets and the associated accumulated amortization as of September 30, 2011, and December 31, 2010, is as follows:

		September 30, 2011			December 31, 2010
	Weighted Average	Gross		Net	Gross		Net
	Remaining Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
(In thousands)
Intangible assets subject to amortization:

Customer lists	4.80	$1,756	$1,194	$562	$1,759	$1,108	$651

     The Company periodically evaluates the recoverability of its intangible assets. If facts and circumstances suggest that the intangible assets will not be recoverable, as determined based upon the undiscounted cash flows expected to be generated, the carrying value of the intangible assets will be reduced to its fair value. The Company evaluated the recoverability of its intangible assets as of June 30, 2011 and determined that no impairment exists.
     Amortization expense is estimated to be approximately $117,000 for each of the years ending December 31, 2011 through December 31, 2015.
(3) INVENTORIES

	September 30,	December 31,
	2011	2010
	(In thousands)
Raw materials and system components	$11,376	$11,962
Work in process	—	17
Finished goods	2,040	3,155

Total inventories, net	$13,416	$15,134

(4) PROPERTY AND EQUIPMENT

	Estimated
	Depreciable	September 30,	December 31,
	Lives (years)	2011	2010
		(In thousands)
Leasehold improvements	3 - 10	$377	$370
Automobiles	4 - 6	346	382
Computer and telecommunications equipment	2 - 5	1,270	1,223
Test equipment	3 - 7	170	180
Furniture and fixtures	2 - 10	3,048	2,939

		5,211	5,094
Less accumulated depreciation		(3,894)	(3,706)

Total property and equipment, net		$1,317	$1,388

(5) SOFTWARE

	Estimated
	Depreciable	September 30,	December 31,
	Lives (years)	2011	2010
		(In thousands)
Software	5	$9,998	$9,335
Software projects in progress		2,941	1,732

		12,939	11,067
Less accumulated amortization		(6,213)	(5,310)

Total software, net		$6,726	$5,757

     Salaries and related costs of certain engineering personnel used in the development of software meet the capitalization criteria of ASC Topic 985-20, “Costs of Computer Software to be Sold, Leased, or Marketed.” The total amount of software development costs capitalized during the three and nine months ended September 30, 2011 were $628,000 and $1.9 million, respectively. The total amount of software development costs capitalized during the three and nine months ended September 30, 2010 were also $628,000 and $1.9 million, respectively.
(6) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	September 30,	December 31,
	2011	2010
	(In thousands)
Salaries, commissions, and benefits	$2,044	$2,516
Taxes — payroll, sales, income, and other	1,243	1,375
Warranties	794	809
Current portion of capital leases	24	17
Interest payable	102	135
Deferred revenue	1,065	639
Customer rebates and credits	190	320
Other	527	543

Total accrued expenses and other current liabilities	$5,989	$6,354

(7) LINES OF CREDIT AND LOANS PAYABLE
     (a) Domestic line of credit and loan payable
     The Company’s wholly-owned subsidiaries, Digital Recorders, Inc. and TwinVision of North America, Inc. (collectively, the “Borrowers”), have in place an asset-based lending agreement (as amended, the “PNC Agreement”) with PNC Bank, National Association (“PNC”), which matures on the earlier of (a) April 30, 2012 or (b) five days prior to the maturity date of the BHC Agreement (as defined in the following paragraph). DRI has agreed to guarantee the obligations of the Borrowers under the PNC Agreement. The PNC Agreement provides up to $8.0 million in borrowings under a revolving credit facility and is secured by substantially all tangible and intangible U.S. assets of the Company. Borrowing availability under the PNC Agreement is based upon an advance rate equal to 85% of eligible domestic accounts receivable of the Borrowers, plus 75% of eligible foreign accounts receivable of the Borrowers, limited to the lesser of $2.5 million in the aggregate or the aggregate amount of coverage under Acceptable Credit Insurance Policies (as defined in the PNC Agreement) that the Borrowers have with respect to eligible foreign receivables, as determined by PNC in its reasonable discretion, plus 85% of the appraised net orderly liquidation value of inventory of the Borrowers, limited to $750,000. The PNC Agreement provides for one of two possible interest rates on borrowings: (1) an interest rate based on the rate (the “Eurodollar Rate”) at which U.S. dollar deposits are offered by leading banks in the London interbank deposit market (a “Eurodollar Rate Loan”) or (2) interest at a rate (the “Domestic Rate”) based on either (a) the base commercial lending rate of PNC, or (b) the open rate for federal funds transactions among members of the Federal Reserve System, as determined by PNC (a “Domestic Rate Loan”). The actual annual interest rate for borrowings under the PNC Agreement is (a) the Eurodollar Rate plus 3.25% for Eurodollar Rate Loans and (b) the Domestic Rate plus 1.75% for Domestic Rate Loans. Interest is calculated on the principal amount of borrowings outstanding, subject to a minimum principal amount of $3.5 million. If all outstanding obligations under the PNC Agreement are paid before the maturity date, the Borrowers will be obligated to pay an early termination fee of $40,000. At September 30, 2011, the outstanding principal balance on the revolving credit facility established under the PNC Agreement was approximately $2.8 million, which amount is included in the current portion of long-term debt on the Company’s accompanying consolidated balance sheet, and the remaining borrowing availability under the revolving credit facility was approximately $1.4 million.
     Pursuant to terms of a loan agreement (the “BHC Agreement”) with BHC Interim Funding III, L.P. (“BHC”), the Borrowers have outstanding a $4.8 million term loan (the “Term Loan”) that matures April 30, 2012 and which is included in the current portion of long-term debt on the Company’s accompanying consolidated balance sheet. DRI agreed to guarantee the Borrowers’ obligations under the BHC Agreement. The Term Loan bears interest at an annual rate of 12.75% and is secured by substantially all tangible and intangible assets of the Company. Additionally, the Term Loan is secured by a pledge of all outstanding common stock of the Borrowers and Robinson Turney International, Inc., a wholly-owned subsidiary of DRI, and a pledge of 65% of the outstanding common stock of all our foreign subsidiaries other than Mobitec Pty Ltd., Castmaster Mobitec India Private Ltd., and Mobitec Far East Pte. Ltd. If the Term Loan is paid before its maturity date, the Borrowers are subject to a termination fee which escalates over time to a maximum amount of $1.7 million. The amount of the termination fee due is dependent upon the date of repayment of the Term Loan, with the maximum amount of $1.7 million due if the Term Loan is not paid until January 1, 2012 or thereafter. We are recording the maximum termination fee on the Term Loan ratably over the remaining term of the BHC Agreement as interest expense. During the nine months ended September 30, 2011 and 2010, we recorded approximately $548,000 and $176,000, respectively, of interest expense related to the Term Loan termination fee, all of which is included in the current portion of long-term debt on the Company’s accompanying consolidated balance sheet.
     The PNC Agreement and the BHC Agreement contain certain financial covenants with which we and our subsidiaries must comply. One such covenant in the BHC Agreement provides that the aggregate indebtedness of our foreign subsidiaries, as defined in the BHC Agreement, shall not exceed $7.0 million at any time during or at the end of any fiscal quarter. Due primarily to changes in foreign currency exchange rates from the quarter ended December 31, 2010 to the quarter ended March 31, 2011, we were not in compliance with this covenant for the quarter ended March 31, 2011, as the aggregate indebtedness of our foreign subsidiaries exceeded $7.0 million by approximately $127,000. Had foreign currency exchange rates during the quarter ended March 31, 2011 remained constant with foreign currency exchange rates as of the end of the prior quarter, the aggregate indebtedness of our foreign subsidiaries as of March 31, 2011 would have been approximately $432,000 lower than the amount we reported as of that date and no covenant violation would have occurred. BHC agreed to waive this covenant violation for the quarter ended March 31, 2011. We were in compliance with all covenants of the PNC Agreement and BHC Agreement for each of the quarters ended June 30, 2011 and September 30, 2011.
     Management believes there is a possibility that the Company may not be in compliance with some of the covenants required to be maintained under terms of the PNC Agreement and BHC Agreement for the fourth quarter of 2011. Pursuant to terms of those agreements, a covenant violation is a breach of the loan agreement and the lender then has the right to demand immediate payment of all outstanding balances due under the agreement. In the event we were not in compliance with one or more covenants in the fourth quarter of 2011, management would request waivers or amendments to the PNC Agreement and BHC Agreement. Although management expects, based on past experience, both PNC and BHC would issue a waiver or amendment, we can give no assurance of such.
     At September 30, 2011, Digital Recorders, Inc. had an outstanding principal balance of $17,000 due on a term loan with SITec Services LLC (the “Digital Recorders Loan”), which matures May 15, 2015. The outstanding principal balance due on the Digital Recorders Loan is reflected as long-term debt in the accompanying consolidated balance sheet.
b) International lines of credit and loans payable
     Mobitec AB, our wholly-owned Swedish subsidiary, has in place agreements with Svenska Handelsbanken AB (“Handelsbanken”) under which working capital credit facilities have been established. On February 25, 2011, May 30, 2011, and August 30, 2011, Mobitec AB and Handelsbanken entered into amendments to these agreements to, among other things, maintain the aggregate borrowing capacity on these credit facilities at 38.0 million Swedish krona (“SEK”) (approximately $5.6 million, based on exchange rates at September 30, 2011) through October 31, 2011, on which date the aggregate borrowing capacity would be reduced by 7.0 million SEK (approximately $1.0 million, based on exchange rates at September 30, 2011) to 31.0 million SEK (approximately $4.6 million, based on exchange rates at September 30, 2011). At September 30, 2011, borrowings due and outstanding under these credit facilities totaled 31.6 million SEK (approximately $4.7 million, based on exchange rates at September 30, 2011) and are reflected as lines of credit in the accompanying consolidated balance sheet. Additional borrowing availability under these agreements at September 30, 2011 amounted to approximately $678,000. These credit agreements renew annually on a calendar-year basis. See Note 15 for disclosure of an amendment to these credit facilities executed subsequent to September 30, 2011.
     At September 30, 2011, Mobitec AB had an outstanding principal balance of 750,000 SEK (approximately $111,000, based on exchange rates at September 30, 2011) due on a term loan under a credit agreement with Handelsbanken (the “Mobitec Loan”) which matures March 31, 2012. The outstanding principal balance due on the Mobitec Loan is included in the current portion of long-term debt in the accompanying consolidated balance sheet.
     Mobitec GmbH, the Company’s wholly-owned German subsidiary, has a credit facility in place under an agreement with Handelsbanken pursuant to which a maximum of 912,000 Euro (“EUR”) (approximately $1.2 million, based on exchange rates at September 30, 2011) can be borrowed. At September 30, 2011, borrowings due and outstanding under this credit facility totaled 336,000 EUR (approximately $456,000, based on exchange rates at September 30, 2011) and are reflected as lines of credit in the accompanying consolidated balance sheet. Additional borrowing availability under this credit facility at September 30, 2011 amounted to approximately $784,000. The agreement under which this credit facility is extended has an open-ended term and allows Handelsbanken to terminate the credit facility at any time.
     At September 30, 2011, Mobitec Empreendimientos e Participações Ltda. (“Mobitec EP”), our wholly-owned Brazilian subsidiary, had an outstanding balance of approximately $975,000 due on a promissory note entered into in connection with the July 1, 2009 acquisition of the remaining fifty percent (50%) of the issued and outstanding interests of Mobitec Brazil Ltda. The note is payable in twelve (12) successive fixed quarterly principal payments of $162,500 within thirty (30) days after the close of each calendar quarter (each such payment, an “Installment Payment”) with the last Installment Payment due within thirty (30) days after the close of the calendar quarter ending September 30, 2012. The unpaid principal balance of the note bears simple interest at a rate of five percent (5%) per annum, which is payable quarterly on each date on which an Installment Payment is due. Mobitec EP has the right, at its discretion, with certain interest rate provisions applied, to not make up to two Installment Payments, provided such two Installment Payments are not consecutive (with such amounts to bear interest therefrom at a rate of nine percent (9%) per annum) and to defer such Installment Payments to the end date of the note. The outstanding principal balance due on this note is included in long-term debt in the accompanying consolidated balance sheet. Mobitec EP elected to not make the Installment Payment that was due July 30, 2010. The missed Installment Payment will be deferred until the end date of the note, if not paid sooner, and will bear interest at an annual rate of 9%. Mobitec EP has made all other Installment Payments due under the terms of the promissory note.
     At September 30, 2011, Castmaster Mobitec India Private Limited had two loans payable to HDFC Bank in India with an aggregate outstanding principal balance of approximately 3.1 million Indian rupees (“INR”) (approximately $63,000, based on exchange rates at September 30, 2011). One loan has a principal balance of approximately 2.4 million INR (approximately $48,000, based on exchange rates at September 30, 2011), which is included in the current portion of long-term debt in the accompanying consolidated balance sheet, bears interest at an annual rate of 8.0%, and matures on September 7, 2012. The second loan has a principal balance of approximately 736,000 INR (approximately $15,000, based on exchange rates at September 30, 2011), bears interest at an annual rate of 9.51%, and matures on November 7, 2014. The outstanding principal balance due on this note is included in long-term debt in the accompanying consolidated balance sheet.
     Domestic and international lines of credit consist of the following:

	September 30,	December 31,
	2011	2010
	(In thousands)
Line of credit with PNC Bank, National Association dated June 30, 2008; payable in full on the earlier of (a) April 30, 2012 or (b) five days prior to the maturity date of the BHC Agreement; secured by all tangible and intangible U.S. assets of the Company; bears average interest rate of 5.00% and 5.00% in 2011 and 2010, respectively.	$2,828	$2,841

Line of credit with Svenska Handelsbanken AB; renews annually on a calendar-year basis; secured by certain assets of the Swedish subsidiary, Mobitec AB; bears average interest rate of 6.11% and 4.48% in 2011 and 2010, respectively.	2,121	2,301

Line of credit with Svenska Handelsbanken AB; renews annually on a calendar-year basis; secured by accounts receivable of the Swedish subsidiary, Mobitec AB; bears average interest rate of 6.57% and 4.59% in 2011 and 2010, respectively.	2,538	2,575

Line of credit with Svenska Handelsbanken AB dated June 23, 2004; open-ended term; secured by accounts receivable and inventory of the German subsidiary, Mobitec GmbH; bears average interest rate of 4.62% and 4.39% in 2011 and 2010, respectively.	456	737

Total lines of credit	$7,943	$8,454

     Historically, we have primarily measured our liquidity by the borrowing availability on our domestic and international revolving lines of credit, which would be determined, at any point in time, either a) by comparing our borrowing base (generally, eligible accounts receivable and inventory) to the balances of our outstanding lines of credit; or b) by analyzing unutilized borrowing capacity in circumstances the comparison to the borrowing base was not instructive. Borrowing availability on our domestic and international lines of credit is driven by several factors, including the timing and amount of orders received from customers, the timing and amount of customer billings, the timing of collections on such billings, lead times and amounts of inventory purchases, and the timing of payments to vendors, primarily on payments to vendors from whom we purchase inventory. Due to a number of factors, including net losses reported in the last twelve months, the borrowing availability on our revolving lines of credit has been negatively impacted, and the Company’s working capital has decreased. Therefore, we implemented a range of cash management procedures with an objective of working within our liquidity and capital resource constraints.
     The revolving credit facility under the PNC Agreement and the Term Loan under the BHC Agreement each matures in April 2012, requiring a combined cash payment from the Company in an amount, based on outstanding principal balances as of September 30, 2011, ranging from approximately $8.9 million to $9.3 million. Absent a transaction that would facilitate our repayment of this indebtedness before the maturity dates of the PNC and BHC Agreements we will not have adequate cash resources from operations to pay the outstanding debt balances of these two credit facilities on or before their maturity dates.

     We engaged Morgan Keegan & Company, Inc. in May of 2010 to assist us in seeking (1) refinancing options and (2) strategic alternatives. In the fourth quarter of 2010, our Board of Directors formed a Special Committee to independently assess the strategic alternatives which might be available to the Company and beneficial to our shareholders. The Special Committee engaged Morgan Keegan & Company, Inc. in the first quarter of 2011 to assist the Special Committee in seeking strategic alternatives, including, without limitation, a potential change-of-control transaction. The Special Committee periodically reports to the full Board of Directors and management on its activities.
     The Company is currently considering a number of possible alternatives in order to manage these upcoming debt payments, including, without limitation, one or more of the following:
•	Refinancing one or more of our current credit facilities;

•	Replacing one or more of our current credit facilities;

•	Extending the maturity dates on one or more of our current credit facilities; or

•	Effecting a significant strategic transaction, including a potential change-of-control transaction.
     We believe that any financing or refinancing alternative that might be available to facilitate these debt repayments would likely be significantly dilutive to existing shareholders.
     While the Company is considering and pursuing, where feasible, such strategic options, there can be no assurance that the actions of the Company or the Special Committee will result in any action or actions, nor can we provide assurances that even if one or more of these alternatives is completed, it would permit the Company to meet its upcoming debt payments.
     If we are not successful in one or more of these efforts prior to the maturity dates under the PNC and BHC Agreements, we will be required to significantly curtail or potentially cease our operations altogether or file for federal reorganization protection under Title 11 of the U.S. Code. The present uncertainty surrounding how the Company can meet these repayment obligations presently raises substantial doubt about the ability of the Company to continue as a going concern. The financial statements included in this quarterly report do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.
(8) LONG-TERM DEBT

	September 30,	December 31,
	2011	2010
	(In thousands)
Term loan with BHC Interim Funding III, L.P., dated June 30, 2008; payable in full April 30, 2012; secured by substantially all tangible and intangible assets of the Company; bears interest rate of 12.75%.	$4,750	$4,750

Term loan with Svenska Handelsbanken AB, dated June 30, 2008; payable in quarterly installments of $55,000; secured by accounts receivable and inventory of the Swedish subsidiary, Mobitec AB; bears average interest rate of 7.28% and 6.24% in 2011 and 2010, respectively.	111	277

Term loan with Roberto Demore, dated August 31, 2009; payable in quarterly installments of $162,500; unsecured; bears interest rate of 5.0%, with 9.0% on deferred installments.	975	1,463

Term loan with HDFC Bank, dated October 5, 2009; payable in monthly installments of $4,203, inclusive of interest at 8.0%.	48	90

Term loan with HDFC Bank, dated November 14, 2009; payable in monthly installments of $454, inclusive of interest at 9.51%.	15	19

Term loan with Banco Finesa, dated May 28, 2010; paid in full June 2011.	—	44

Term loan with SITec Services, LLC, dated May 5, 2011; payable in monthly installments of $460; inclusive of interest at 8.65%.	17	—

Total long-term debt	5,916	6,643
Term loan termination fee accrual	1,129	581
Less current portion	(6,681)	(944)
Less debt discount	(15)	(55)

	349	6,225

Long-term portion of capital leases	31	14

Total long-term debt and capital leases, less current portion	$380	$6,239

(9) PREFERRED STOCK
     Authorized shares of preferred stock of the Company, par value $0.10 per share, are designated as follows: 166 shares are designated as Series AAA Redeemable, Nonvoting Preferred Stock (“Series AAA Preferred”), 30,000 shares are designated as Series D Junior Participating Preferred Stock (“Series D Preferred”), 80 shares are designated as Series E Redeemable Nonvoting Convertible Preferred Stock (“Series E Preferred”), 725 shares are designated as Series G Redeemable Convertible Preferred Stock (“Series G Preferred”), 125 shares are designated as Series H Redeemable Convertible Preferred Stock (“Series H Preferred”), 475 shares are designated as Series K Senior Redeemable Convertible Preferred Stock (“Series K Preferred”), and 4,968,429 shares remain undesignated. As of September 30, 2011, we had outstanding 160 shares of Series AAA Preferred with a liquidation value of $800,000, 80 shares of Series E Preferred with a liquidation value of $400,000, 536 shares of Series G Preferred with a liquidation value of $2.7 million, 76 shares of Series H Preferred with a liquidation value of $380,000, and 439 shares of Series K Preferred with a liquidation value of $2.2 million. There are no shares of Series D Preferred outstanding.
     On July 25, 2011, six shares of Series AAA Preferred with a liquidation value of $30,000 were converted to 5,454 shares of the Company’s Common Stock.
     Pursuant to terms of the PNC Agreement and the BHC Agreement, the Company is currently restricted from paying any cash or non-cash dividends on any series of preferred stock until such time as it can demonstrate pro forma compliance with the fixed charge coverage ratio covenant as set forth in those agreements; provided, however, if the fixed charge coverage ratio is not tested in a fiscal quarter, no such payments shall be permitted. Therefore, dividends on all series of preferred stock shall be accrued and not paid or issued until such restriction under the PNC Agreement and BHC Agreement no longer exists. Pursuant to terms of the PNC Agreement and the BHC Agreement, the fixed charge coverage ratio was not tested in the first, second or third quarter of 2011 and all unpaid and unissued preferred stock dividends for each of those three quarters have been accrued.
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
     No recognition was given to potentially dilutive securities aggregating 5,106,354 shares for the three and nine months ended September 30, 2010, and 4,840,824 shares for the three and nine months ended September 30, 2011, since, due to the net loss in those periods, such securities would have been anti-dilutive.
(11) SHAREHOLDERS’ EQUITY, COMPREHENSIVE INCOME (LOSS) AND NONCONTROLLING INTEREST
     Set forth below is a reconciliation of shareholders’ equity attributable to the Company and total noncontrolling interest at the beginning and end of the nine months ended September 30, 2011 and 2010 (in thousands).

	DRI Shareholders’ Equity
					Accumulated
			Additional	Accum-	Other	Total DRI		Compre-	Total
	Preferred	Common	Paid-in	ulated	Comprehensive	Shareholders’	Noncontrolling	hensive	Shareholders’
	Stock	Stock	Capital	Deficit	Income	Equity	Interest	Income (loss)	Equity
Balance as of December 31, 2010	$5,854	$1,184	$30,374	$(20,121)	$3,180	$20,471	$847		$21,318

Issuance of common stock		10	109			119			119
Conversion of Series AAA Preferred Stock	(30)	1	29			—			—
Preferred stock dividends			(541)			(541)			(541)
Stock-based compensation expense			265			265			265

Comprehensive income (loss):
Net loss				(9,846)		(9,846)	(158)	$(10,004)	(10,004)
Translation adjustment					231	231		231	231

Total comprehensive loss								$(9,773)

Balance as of September 30, 2011	$5,824	$1,195	$30,236	$(29,967)	$3,411	$10,699	$689		$11,388

	DRI Shareholders’ Equity
					Accumulated
			Additional	Accum-	Other	Total DRI		Compre-	Total
	Preferred	Common	Paid-in	ulated	Comprehensive	Shareholders’	Noncontrolling	hensive	Shareholders’
	Stock	Stock	Capital	Deficit	Income	Equity	Interest	Income	Equity
Balance as of December 31, 2009	$4,923	$1,175	$30,393	$(18,276)	$1,976	$20,191	$755		$20,946

Issuance of common stock		5	86			91			91
Issuance of Series K preferred stock, net of issuance costs	683					683			683
Issuance of Series G preferred stock dividend	190					190			190
Issuance of Series H preferred stock dividend	20					20			20
Conversion of Series K Preferred Stock, net of issuance costs	(67)	4	63			—			—
Preferred stock dividends			(381)			(381)			(381)
Stock-based compensation expense			279			279			279

Comprehensive income (loss):
Net Income (loss)				(396)		(396)	524	$128	128
Translation adjustment					1,322	1,322		1,322	1,322

Total comprehensive income								$1,450

Balance as of September 30, 2010	$5,749	$1,184	$30,440	$(18,672)	$3,298	$21,999	$1,279		$23,278

COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Net income (loss)	$45	$(190)	$(10,004)	$128

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax	(1,135)	2,758	231	1,322

Total other comprehensive income (loss), net of tax	(1,135)	2,758	231	1,322

Comprehensive income (loss)	(1,090)	2,568	(9,773)	1,450
Comprehensive (income) loss attributable to the noncontrolling interest	133	(219)	151	(623)

Comprehensive income (loss) attributable to DRI Corporation	$(957)	$2,349	$(9,622)	$827

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
	(In thousands)		(In thousands)
Net sales
North America	$7,152	$9,512	$22,991	$26,458
Europe	7,133	4,849	20,226	16,412
Asia-Pacific	1,685	2,236	5,654	15,444
Middle East	355	110	692	469
South America	3,515	3,153	9,668	8,765

	$19,840	$19,860	$59,231	$67,548

	September 30,
	2011	December 31,
	(Unaudited)	2010
	(In thousands)
Long-lived assets
North America	$4,596	$4,105
Europe	2,723	2,619
Asia-Pacific	691	957
South America	511	509

	$8,521	$8,190

     As of September 30, 2011 and December 31, 2010, approximately $2.7 million and $2.6 million, respectively, of the Company’s long-lived assets were located in Sweden.
(13) INCOME TAXES
     As a result of its net operating loss carryforwards, the Company has significant gross deferred income tax assets. The Company reduces its deferred income tax assets by a valuation allowance when, based on available evidence, it is more likely than not that a significant portion of the deferred income tax assets will not be realized. The Company’s total deferred income tax assets and liabilities as of September 30, 2011 were $11.2 million and $1.7 million, respectively, and its deferred income tax valuation allowance was $8.8 million.
     As a result of intercompany sales that give rise to uncertain tax positions related to transfer pricing, during the nine months ended September 30, 2011, the Company recorded an increase to its liability for unrecognized tax benefits of approximately $104,000. These increases, if recognized, would affect the Company’s effective tax rate. Changes in foreign currency exchange rates increased the liability for unrecognized tax benefits by approximately $76,000 during the nine months ended September 30, 2011.
     The income tax expense or benefit reported for interim periods is based on our projected annual effective tax rate for the fiscal year and also includes expense or benefit recorded to the provision for uncertain tax positions in foreign jurisdictions. Our projected annual effective tax rate is sensitive to variations in the estimated and actual level of annual pre-tax income, variations in the tax jurisdictions in which the pre-tax income is recognized, and various discrete income tax expenses that may need to be recorded from time to time. As these variations occur, the Company’s projected annual effective tax rate and the resulting income tax expense or benefit recorded in interim periods can vary significantly from period to period. Income tax expense (benefit) as a percentage of income (loss) before income taxes was approximately (7.7%) and 64.3% for the nine months ended September 30, 2011 and 2010, respectively. The change in the rates is primarily related to a permanent difference in the accounting treatment for book and tax purposes of a goodwill impairment charge recorded in the second quarter of 2011, which is more fully described in Note 2, and changes in the mix of income (loss) before income taxes between countries whose income taxes are offset by a full valuation allowance and those that are not. For the three months ended September 30, 2011 and 2010, income tax expense as a percentage of income before income taxes was approximately 93.3% and (111.1%), respectively. The change in the rates is primarily related to changes in the mix of income (loss) before income taxes between countries whose income taxes are offset by a full valuation allowance and those that are not.
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
     As a result of delays in the start date of the advertising, the uncertainty of the Transit Agency granting the One-Year Extension, and the uncertainty of completing the installation of LED destination signs on the remaining 900 of the Transit Agency’s buses, as of December 31, 2010 we were unable to conclude that our ability to monetize the value of the Advertising Rights was reasonably assured. Therefore, at the end of fiscal 2010, we recorded a pre-tax charge of approximately $1.0 million ($0.5 million net of non-controlling interests) which reflects a full valuation allowance of the Advertising Rights asset. The terms of the Transit Agency Contract stipulated a completion date of November 5, 2010, with a provision for liquidated damages of up to 12 million INR (approximately $265,000 based on currency exchange rates at September 30, 2011) if not completed by that date. While the Transit Agency has not waived its rights to collect liquidated damages under the Transit Agency Contract, at this time, we do not believe the Transit Agency will seek payment of liquidated damages from Castmaster Mobitec. Further, Castmaster Mobitec has not waived its right to re-sell the Advertising Rights for the remainder of the term of the Transit Agency Contract and we believe the value of the remaining term of the Advertising Rights exceeds the amount of liquidated damages that could be imposed. We intend to seek final resolution of these matters with the Transit Agency before the end of our fiscal year, December 31, 2011. We believe that Castmaster Mobitec will incur no additional material expense or liability relating to the Transit Agency Contract beyond that which was recorded by the Company in connection with the impairment of the Advertising Rights in fiscal 2010, although we can give no assurance of such, and we can not predict the timing or the nature of final resolution of the matter.
(15) SUBSEQUENT EVENT
     On October 19, 2011, Mobitec AB and Handelsbanken entered into an amendment (the “Amendment”) to Mobitec AB’s existing supplementary overdraft facility with Handelsbanken (the “Supplementary Overdraft Facility”). Immediately prior to the execution and delivery of the Amendment, the Supplementary Overdraft Facility was scheduled to terminate on October 31, 2011. The Amendment extends the Supplementary Overdraft Facility for the period commencing November 1, 2011 and terminating January 31, 2012. Except as otherwise provided in the Amendment, the terms and conditions of the Supplementary Overdraft Facility remain unchanged and in full force and effect.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT ARE IN ITEM 1 OF THIS QUARTERLY REPORT AND WITH THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT ARE IN THE 2010 ANNUAL REPORT.
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
     The Company believes there were no significant changes during the nine month period ended September 30, 2011 to the items disclosed as critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2010 Annual Report.
Recent Accounting Pronouncements
     In September 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-08, “Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment”, to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for financial statements issued for fiscal years beginning after December 15, 2011, and interim periods within those fiscal years. The Company believes the adoption of ASU 2011-08 will not have a material impact on its consolidated financial statements.
     In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. ASU 2011-04 improves the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards. Although most of the amendments only clarify existing guidance in GAAP, ASU 2011-04 requires new disclosures, with a particular focus on Level 3 measurements, including quantitative information about the significant unobservable inputs used for all Level 3 measurements and a qualitative discussion about the sensitivity of recurring Level 3 measurements to changes in the unobservable inputs disclosed. ASU 2011-04 also requires the hierarchy classification for those items whose fair value is not recorded on the balance sheet but is disclosed in the footnotes. ASU 2011-04 is effective for financial statements issued for fiscal years beginning after December 15, 2011, and interim periods within those fiscal years. The Company believes the adoption of ASU 2011-04 will not have a material impact on its consolidated financial statements.
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
Results of Operations
     Management reviews a number of key indicators to evaluate the Company’s financial performance, including net sales, gross profit and selling, general and administrative expenses. The following table sets forth the percentage of our revenues represented by certain items included in our consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.2	67.2	66.0	71.0

Gross profit	35.8	32.8	34.0	29.0

Operating expenses:
Selling, general and administrative	28.7	28.8	29.6	26.0
Research and development	0.4	0.6	0.5	0.6
Goodwill impairment	—	—	16.7	—

Total operating expenses	29.1	29.4	46.8	26.6

Operating income (loss)	6.7	3.4	(12.8)	2.4
Total other income and expense	(3.3)	(3.8)	(2.8)	(2.0)

Income (loss) before income tax expense	3.4	(0.4)	(15.6)	0.4
Income tax expense	(3.2)	(0.5)	(1.2)	(0.3)

Net income (loss)	0.2	(0.9)	(16.8)	0.1
Net (income) loss attributable to noncontrolling interest, net of tax	0.4	(1.0)	0.3	(0.8)

Net income (loss) attributable to DRI Corporation	0.6%	(1.9)%	(16.5)%	(0.7)%

COMPARISON OF OUR RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
     Net Sales and Gross Profit. Our net sales for the three months ended September 30, 2011 decreased $20,000, or 0.1%, from $19.9 million for the three months ended September 30, 2010, to $19.8 million for the three months ended September 30, 2011. The decrease resulted from higher sales by our foreign subsidiaries of $2.4 million and lower U.S. domestic sales of $2.4 million.
     The increase in sales by our foreign subsidiaries resulted primarily from increased sales in Europe which were partially offset by decreased sales in the Asia-Pacific market. The increase in sales in Europe is primarily due to the timing of orders and cyclical nature of sales to OEM’s. The increase in sales in Europe was primarily due to higher sales to OEM’s in Eastern Europe as well as increased sales in the United Kingdom, where preparations for the 2012 summer Olympics to be held in London have begun. The decrease in sales in the Asia-Pacific market occurred in India, where fulfillment of significant orders received in prior periods was substantially completed in the first and second quarters of 2010 and there have been no significant new orders in that market subsequent to that period, and in Australia due to the re-prioritization of governmental funds. The increase in international sales of $2.4 million is inclusive of an increase due to foreign currency fluctuations for the quarter ended September 30, 2011 of approximately $1.2 million. Our foreign subsidiaries primarily conduct business in their respective functional currencies thereby reducing the impact of foreign currency transaction differences. If the U.S. dollar strengthens compared to the foreign currencies converted, it is possible the total sales reported in U.S. dollars could decline.

     The decrease in U.S. sales for the quarter ended September 30, 2011 as compared to the quarter ended September 30, 2010 is primarily attributable to the timing of order receipts from and delivery to our OEM and end-user customers. We reported decreased sales in engineered systems and related products as well as electronic information display systems (“EIDS”) in the U.S. in the third quarter of 2011 compared to the third quarter of 2010. These decreases are largely attributable to a decrease in OEM sales between the two quarters and are driven by the continuation of a depressed U.S. transit market which we believe is a result of funding uncertainties caused by the delay in the enactment of federal funding legislation to replace expired funding legislation and which is more fully discussed in the “Industry and Market Overview” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations within this quarterly report.
     Our gross profit of $7.1 million for the three months ended September 30, 2011 increased $589,000, or 9.0%, from $6.5 million for the three months ended September 30, 2010. The increase in gross profit was attributed to a decrease in U.S. domestic gross profits of $872,000 and an increase in foreign gross profits of $1.5 million. As a percentage of sales, our gross profit was 35.8% of our net sales for the three months ended September 30, 2011 as compared to 32.8% for the three months ended September 30, 2010.
     The U.S. gross profit as a percentage of sales for the three months ended September 30, 2011 was 31.7% as compared to 33.0% for the three months ended September 30, 2010. A certain portion of expenses included in cost of sales are fixed and do not vary with the fluctuation in sales from period to period. With a 25.8% decrease in sales by our U.S. subsidiaries in the third quarter of 2011 compared to the third quarter of 2010, these fixed costs became a larger portion of the cost of sales which resulted in a lower gross margin percentage in the third quarter of 2011. This decrease was partially offset by the decrease in sales to OEM’s, which generally yield lower gross profit percentages than sales to end-user customers, and price increases in selected instances which went into effect in the last quarter of 2010.
     The international gross profit as a percentage of sales for the three months ended September 30, 2011 was 37.9% as compared to 32.6% for the three months ended September 30, 2010. The increase in international gross profit percentage is largely attributable to a variation in geographical dispersion of product sales. Most notably, sales for the three months ended September 30, 2011 significantly increased in Europe while decreasing in the Asia-Pacific market and remaining relatively flat in the South America market as compared to sales for the three months ended September 30, 2010. We realize higher gross margins in the Europe market, where sales increased, than in other markets, where sales decreased. Also contributing to the higher gross profit percentage in the third quarter of 2011 were higher gross profit percentages in certain markets due to favorable material price reductions from suppliers compared to the third quarter of 2010 and a change in product mix, with increased sales of EIDS that yield higher margins in the third quarter of 2011 compared to the same period of 2010.
     We believe that improvements in gross margins could occur through more frequent sales of a combination of products and services offering a broader “project” solution, and through the introduction of technology improvements as well as the favorable influence of global purchasing initiatives. However, period-to-period, overall gross margins will still reflect the variations in sales mix and geographical dispersion of product sales.
     Selling, General and Administrative. Our selling, general and administrative (“SG&A”) expenses of $5.7 million for the three months ended September 30, 2011 decreased $40,000, or 0.7% from $5.7 million for the three months ended September 30, 2010. SG&A expenses decreased in the third quarter of 2011 when compared to the third quarter of 2010 primarily due to (1) decreased consulting fees of approximately $85,000 resulting primarily from the engagement of a revenue accounting consultant during the third quarter of 2010 and decreased fees in 2011 for outside consultants engaged to assist management in internal control reviews for compliance with requirements of the Sarbanes-Oxley Act of 2002, (2) decreased bad debt expense of approximately $237,000 resulting from the Company adjusting accounts receivable to net realizable value in the third quarter of 2010, (3) decreased tax expenses of approximately $123,000 due to reduction of IPI tax accruals in Brazil, and (4) decreased bank fees of approximately $80,000 primarily due to lower amortization of deferred finance costs resulting from the extension of our domestic debt agreements and, thus, the extension of the amortization period of such costs. These decreases were partially offset by (1) increased personnel-related expenses of approximately $301,000 resulting primarily from an increase in selected engineering personnel in 2011, (2) increased legal fees of approximately $102,000 due primarily to legal counsel received in 2011 in connection with the Company’s assessment of its strategic financing alternatives, (3) increased promotion, advertising, business development and trade show expense of approximately $30,000 and (4) increased office rent and maintenance expenses of approximately $46,000. The decrease in SG&A expenses is inclusive of an increase due to foreign currency fluctuations for the quarter ended September 30, 2011 of approximately $327,000. Our foreign subsidiaries primarily conduct business in their respective functional currencies thereby reducing the impact of foreign currency transaction differences. If the U.S. dollar weakens compared to the foreign currencies converted, it is possible SG&A expenses reported in U.S. dollars could increase.
     Research and Development. Our research and development expenses of $73,000 for the three months ended September 30, 2011 represented a decrease of $40,000, or 35.4%, from $113,000 for the three months ended September 30, 2010. This category of expense includes internal engineering personnel and outside engineering expense for software and hardware development, sustaining product engineering, and new product development. During the three months ended September 30, 2011, salaries and related costs of certain engineering personnel who were used in the development of software met the capitalization criteria of ASC Topic 985-20, “Costs of Computer Software to be Sold, Leased, or Marketed.” The total amount of personnel and other expense capitalized in the three months ended September 30, 2011, of $628,000 remained unchanged, from $628,000 for the three months ended September 30, 2010. In aggregate, research and development expenditures for the three months ended September 30, 2011 were $701,000 as compared to $741,000 for the three months ended September 30, 2010.
     Operating Income (Loss). The net change in operating income (loss) for the three months ended September 30, 2011 was an increase of $669,000, from net operating income of $669,000 for the three months ended September 30, 2010 to net operating income of $1.3 million for the three months ended September 30, 2011. The increase in operating income (loss) is due to increased gross profit and decreased SG&A and research and development expenses as described herein.
     Other Income and Expense. Total other income and expense increased $97,000 from ($759,000) for the three months ended September 30, 2010 to ($662,000) for the three months ended September 30, 2011 due to an increase of $108,000 in other income, a decrease of $199,000 in foreign currency loss, and an increase of $210,000 in interest expense. The decrease in foreign currency loss resulted primarily from favorable changes in foreign currency exchange rates between the functional currencies of our foreign subsidiaries and the U.S. dollar, as certain internal and external billings of our foreign subsidiaries are denominated in the U.S. dollar. The increase in interest expense is primarily attributable to increased accruals of a termination fee payable to our domestic subordinated lender that is recorded as interest expense. The termination fee associated with this debt was increased under terms of an amendment executed in April 2011 to, among other things, extend the maturity date of this debt to April 30, 2012.
     Income Tax Expense. Net income tax expense was $631,000 for the three months ended September 30, 2011, compared to net income tax expense of $100,000 for the three months ended September 30, 2010. The income tax expense or benefit reported for interim periods is based on our projected annual effective tax rate for the fiscal year and also includes expense or benefit recorded to the provision for uncertain tax positions in foreign jurisdictions. Our projected annual effective tax rate is sensitive to variations in the estimated and actual level of annual pre-tax income, variations in the tax jurisdictions in which the pre-tax income is recognized, and various discrete income tax expenses that may need to be recorded from time to time. As these variations occur, the projected annual effective tax rate and the resulting income tax expense or benefit recorded in interim periods can vary significantly from period to period. For the three months ended September 30, 2011 and 2010, income tax expense as a percentage of income before income taxes was approximately 93.3% and (111.1%) respectively. The change in the rates is primarily related to changes in the mix of income (loss) before income taxes between countries whose income taxes are offset by full valuation allowance and those that are not.
     Net Income (Loss) Applicable to Common Shareholders. The change in net income (loss) applicable to common shareholders for the three months ended September 30, 2011 was an increase of $481,000 from net loss of $545,000 for the three months ended September 30, 2010 to net loss of $64,000 for the three months ended September 30, 2011.
COMPARISON OF OUR RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
     Net Sales and Gross Profit. Our net sales for the nine months ended September 30, 2011 decreased $8.3 million or 12.3%, from $67.5 million for the nine months ended September 30, 2010 to $59.2 million for the nine months ended September 30, 2011. The decrease resulted from lower sales by our foreign subsidiaries of $5.0 million and by lower U.S. domestic sales of $3.3 million.
     The decrease in sales by our foreign subsidiaries resulted primarily from decreased sales in the Asia-Pacific market partially offset by increased sales in the South America market and increased sales in Europe. A substantial decrease in sales in the Asia-Pacific market occurred in India, where fulfillment of significant orders received in prior periods was substantially completed in the first and second quarters of 2010 and there have been no significant new orders in that market subsequent to that period. The increase in sales in South America occurred primarily in Brazil and is due to an improving economy in that market in recent periods. The increase in sales in Europe was, in large part, due to increased sales in the United Kingdom, where preparations for the 2012 summer Olympics to be held in London have begun, and increased sales to OEM’s in Eastern Europe, partially offset by decreased sales to OEM’s in Belgium, where a large order was fulfilled in 2010. The decrease in international sales is inclusive of an increase due to foreign currency fluctuations for the nine months ended September 30, 2011 of approximately $3.7 million.
     The decrease in U.S. sales for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 is primarily attributable to the timing of order receipts from and delivery to our OEM and end-user customers. We reported decreased sales in both engineered systems and EIDS in the U.S. in the first nine months of 2011 compared to the same period in 2010. The decrease in engineered systems sales was largely attributable to a decrease in OEM sales between the two periods partially offset by an increase in revenue recognized on deliverables to end-user customers on multiple element projects. The decrease in EIDS sales is primarily attributable to a decrease in aftermarket part sales and a decrease in OEM sales. The decrease in sales to OEM’s for both engineered systems and EIDS is driven by the continuation of a depressed U.S. transit market which we believe is a result of funding uncertainties caused by the delay in the enactment of federal funding legislation to replace expired funding legislation and which is more fully discussed in the “Industry and Market Overview” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations within this quarterly report.

     Our gross profit for the nine months ended September 30, 2011 of $20.1 million increased $540,000, or 2.7%, from $19.6 million for the nine months ended September 30, 2010. The increase in gross profit was attributed to an increase in foreign gross profits of $1.2 million and a decrease in U.S. domestic gross profits of $621,000. As a percentage of sales, our gross profit was 34.0% of our net sales for the nine months ended September 30, 2011 as compared to 29.0% for the nine months ended September 30, 2010.
     The U.S. gross profit as a percentage of sales for the nine months ended September 30, 2011 was 33.3% as compared to 31.4% for the nine months ended September 30, 2010. The increase in gross profit as a percentage of sales is primarily attributable to (1) lower sales to OEM’s, which generally yield lower gross margin percentages than sales to end-user customers, (2) a higher concentration of higher-margin engineered systems deliverables on multiple element projects, (3) price increases to certain customers, and (4) a change in product mix whereby we sold more higher margin product in the first nine months of 2011 when compared to the first nine months of 2010.
     The international gross profit as a percentage of sales for the nine months ended September 30, 2011 was 34.5% as compared to 27.5% for the nine months ended September 30, 2010. The increase in international gross profit percentage is largely attributable to a variation in geographical dispersion of product sales. Most notably, sales decreased in India, where gross profit percentages have been generally lower than those we typically realize on similar product sales in other international markets and sales increased in Europe, where we typically realize higher gross profit percentages than most other markets. Also contributing to the higher gross profit percentage in the first nine months of 2011 were (1) higher gross profit percentages in certain markets due to favorable material price reductions from suppliers compared to the first nine months of 2010, (2) lower labor absorption costs in the first nine months of 2011 than in the first nine months of 2010, when an increase in temporary production employees was necessary to meet the demands of fulfilling large sales orders for India, and (3) lower sales in the first nine months of 2011 to a large bus manufacturer on which gross profit percentages are lower than sales of similar products to other OEM’s and customers.
     Selling, General and Administrative. Our selling, general and administrative (“SG&A”) expenses for the nine months ended September 30, 2011, of $17.5 million, increased $4,000, or 0.0%, from $17.5 million for the nine months ended September 30, 2010. SG&A expenses have increased primarily due to (1) increased personnel-related expenses of approximately $945,000 resulting primarily from an increase in selected engineering personnel in 2011, (2) increased general corporate legal fees of approximately $234,000 due primarily to legal counsel received in 2011 in connection with the Company’s assessment of its strategic financing alternatives, and (3) increased office rent and maintenance expenses of approximately $114,000. These increases were partially offset by (1) decreased travel and entertainment expenses of approximately $387,000, (2) decreased promotion, advertising, trade show and business development expenses of approximately $264,000, (3) decreased public company costs of approximately $285,000 related primarily to decreased SEC filing expenses, investor relations expenses, legal expenses and audit fees, (4) decreased bad debt expense of approximately $170,000 resulting from the Company adjusting accounts receivable to net realizable value in the first nine months of 2010, (5) decreased bank fees of approximately $67,000 primarily due to lower amortization of deferred finance costs resulting from the extension of our domestic debt agreements and, thus, the extension of the amortization period of such costs and (6) decreased tax expenses of approximately $123,000 due to reduction of IPI tax accruals in Brazil. The increase in SG&A expenses is inclusive of an increase due to foreign currency fluctuations for the nine months ended September 30, 2011 of approximately $985,000.
     Research and Development. Our research and development expenses of $284,000 for the nine months ended September 30, 2011 decreased $95,000 or 25.1% as compared to $379,000 for the nine months ended September 30, 2010. This category of expense includes internal engineering personnel and outside engineering expense for software and hardware development, sustaining product engineering, and new product development. During the nine months ended September 30, 2011, salaries and related costs of certain engineering personnel who were used in the development of software met the capitalization criteria of ASC Topic 985-20, “Costs of Computer Software to be Sold, Leased, or Marketed.” The total amount of personnel and other expense capitalized in the nine months ended September 30, 2011, of $1.9 million, increased $51,000, from $1.9 million for the nine months ended September 30, 2010. In aggregate, research and development expenditures for the nine months ended September 30, 2011 were $2.2 million as compared to $2.2 million for the nine months ended September 30, 2010.
     Goodwill Impairment. During the nine months ended September 30, 2011, the Company recorded a goodwill impairment charge of approximately $9.9 million resulting from a goodwill impairment evaluation performed as of June 30, 2011. The goodwill impairment evaluation is more fully described in Note 2 to the accompanying consolidated financial statements.
     Operating Income (Loss). The net change in our operating income (loss) for the nine months ended September 30, 2011 was a decrease of $9.3 million from net operating income of $1.7 million for the nine months ended September 30, 2010 to net operating loss of $7.6 million for the nine months ended September 30, 2011. The decrease in operating income is due to increased goodwill impairment and SG&A expenses partially offset by increased gross profit and decreased research and development expenses as previously described.

     Other Income and Expense. Other income and expense decreased $365,000 from ($1.3) million for the nine months ended September 30, 2010 to ($1.7 million) for the nine months ended September 30, 2011, due to an increase of $147,000 in other income, an increase of $88,000 in foreign currency loss, and an increase of $424,000 in interest expense. The increase in foreign currency loss resulted primarily from unfavorable changes in foreign currency exchange rates between the functional currencies of our foreign subsidiaries and the U.S. dollar, as certain internal and external billings of our foreign subsidiaries are denominated in the U.S. dollar. The increase in interest expense is primarily attributable to increased accruals of a termination fee payable to our domestic subordinated lender that is recorded as interest expense. The termination fee associated with this debt was increased under terms of an amendment executed in April 2011 to, among other things, extend the maturity date of this debt to April 30, 2012.
     Income Tax Expense. Net income tax expense was $718,000 for the nine months ended September 30, 2011 compared to net income tax expense of $231,000 for the nine months ended September 30, 2010. The income tax expense or benefit reported for interim periods is based on our projected annual effective tax rate for the fiscal year and also includes expense or benefit recorded to the provision for uncertain tax positions in foreign jurisdictions. Our projected annual effective tax rate is sensitive to variations in the estimated and actual level of annual pre-tax income, variations in the tax jurisdictions in which the pre-tax income is recognized, and various discrete income tax expenses that may need to be recorded from time to time. As these variations occur, the projected annual effective tax rate and the resulting income tax expense or benefit recorded in interim periods can vary significantly from period to period. Income tax (expense) benefit as a percentage of income (loss) before income taxes was approximately (7.7)% and 64.3% for the nine months ended September 30, 2011 and 2010, respectively. The change in the rates is primarily related to a permanent difference in the accounting treatment for book and tax purposes of a goodwill impairment charge recorded in the second quarter of 2011, which is more fully described in Note 2 to the accompanying consolidated financial statements, and changes in the mix of income (loss) before income taxes between countries whose income taxes are offset by full valuation allowance and those that are not.
     Net Income (Loss) Applicable to Common Shareholders. The net change in net income (loss) applicable to common shareholders for the nine months ended September 30, 2011 was a decrease of $9.6 million from net loss of $777,000 for the nine months ended September 30, 2010 to net loss of $10.4 million for the nine months ended September 30, 2011.
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
     There are some specific legislative proposals to replace SAFETEA-LU, some of which include some degree of program funding cuts. However, it is too early to point to any one legislative proposal or action as being most likely to emerge as the front-runner. We continue to believe that long-term federal funding legislation to replace SAFETEA-LU is not likely to occur until 2012 or after. Extensions of the expired legislation are expected to be available until new longer-term legislation, and adequate funding for such, can be determined. Weaknesses in the economy at the local level have further adversely impacted this situation. These funding and economic difficulties have impacted our U.S. market. We believe that such overall U.S. market funding difficulties have in the past depressed our market opportunities and increased the likelihood of orders being delayed or rescheduled until the U.S. economy’s recovery is more apparent and a longer term funding legislation is passed. Management’s strategy to deal with this is twofold: (1) carefully manage expenses and (2) increase our focus on certain sub-segments of our markets which are less impacted by these legislative uncertainties. The Company’s senior management is involved in U.S. initiatives to develop and pass new legislation, and extensions of the expired legislation through active participation in the American Public Transportation Association (“APTA”) and continues to closely monitor this situation.
     U.S. market federal funding issues described herein do not impact the larger, international market which we serve. Further, funding in various markets outside the U.S. is managed in many different ways in the many different international markets which we serve; there is not a “one pattern” approach like in the U.S. We continue to seek new opportunities to expand our presence internationally, both in currently served markets and in new markets around the globe, particularly in the “BRIC” markets — Brazil, Russia, India, and China. The global capital market turmoil, debt market weakness, and generally weak economic environrnent are causing schedule disruptions, slow-down in procurements, and instability in order flow as well as an overall depressing impact on order opportunities. Like in the U.S., actions to mitigate this impact in our international markets are being taken by the Company and include holding-down and managing expenses and increasing our focus on certain sub-segments of our international market which are less impacted by the economic weaknesses. Additionally, we are pursuing new geographic market segments and further penetration in existing served market segments in our efforts to maintain growth and to achieve bottom line improvement.

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
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows for the Nine Months Ended September 30, 2011 and 2010
     Our operating activities provided net cash of $3.8 million and $444,000 for the nine months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011, sources of cash from operations primarily resulted from a decrease in inventory of $1.4 million due to improved inventory management, an increase in accounts payable of $283,000, a decrease in other receivables of $251,000, a decrease in other assets of $25,000, and an increase in accrued expenses and other current liabilities of $392,000. Cash used in operating activities primarily resulted from an increase in trade accounts receivable of $484,000, a decrease in the foreign tax settlement of $454,000, an increase in prepaids and other current assets of $355,000, and net loss of $10.0 million, offset by $12.7 million in non-cash expenses. Non-cash expenses were primarily related to deferred income taxes, change in the liability for uncertain tax positions, depreciation and amortization, share-based compensation expense, loan termination fees, and goodwill impairment (see Note 2 to the accompanying consolidated financial statements for further discussion of this impairment).
     Our investing activities used cash of $2.2 million and $2.4 million for the nine months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010, the primary uses of cash were for expenditures relating to internally developed software and purchases of computer, test, and office equipment. We do not anticipate any significant change in expenditures for or sales of capital equipment in the near future.
     Our financing activities provided (used) net cash of ($2.2 million) and $1.2 million for the nine months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011, our primary sources of cash were from borrowings under loan agreements and asset-based lending agreements for both our U.S. and our foreign subsidiaries. Our primary uses of cash for financing activities were payment of loan amendment fees, dividends, and repayment of borrowings under the asset-based lending agreements.
Significant Financing Arrangements
     The Company’s primary source of liquidity and capital resources has been from financing activities. The Company has agreements with lenders under which revolving lines of credit have been established to support the working capital needs of our current operations. These lines of credit are as follows:
•	Our wholly-owned U.S. subsidiaries, Digital Recorders, Inc. and TwinVision of North America, Inc. (collectively, the “Borrowers”), have in place an asset-based lending agreement (as amended, the “PNC Agreement”) with PNC Bank, National Association (“PNC”). DRI has agreed to guarantee the obligations of the Borrowers under the PNC Agreement. The PNC Agreement provides up to $8.0 million in borrowings under a revolving credit facility and is secured by substantially all tangible and intangible U.S. assets of the Company. Borrowing availability under the PNC Agreement is based upon an advance rate equal to 85% of eligible domestic accounts receivable of the Borrowers plus 75% of eligible foreign receivables of the Borrowers, limited to the lesser of $2.5 million or the amount of coverage under acceptable credit insurance policies of the Borrowers, as determined by PNC in its reasonable discretion, plus 85% of the appraised net orderly liquidation value of inventory of the Borrowers, limited to $750,000. The PNC Agreement provides for one of two possible interest rates on borrowings: (1) an interest rate based on the rate (the “Eurodollar Rate”) at which U.S. dollar deposits are offered by leading banks in the London interbank deposit market (a “Eurodollar Rate Loan”) or (2) interest at a rate (the “Domestic Rate”) based on either (a) the base commercial lending rate of PNC, or (b) the open rate for federal funds transactions among members of the Federal Reserve System, as determined by PNC (a “Domestic Rate Loan”). The actual annual interest rate for borrowings under the PNC Agreement is (a) the Eurodollar Rate plus 3.25% for Eurodollar Rate Loans and (b) the Domestic Rate plus 1.75% for Domestic Rate Loans. Interest is calculated on the principal amount of borrowings outstanding, subject to a minimum principal amount of $3.5 million. The PNC Agreement contains certain covenants and provisions with which we and the Borrowers must comply on a quarterly basis. At September 30, 2011, the outstanding principal balance on the revolving credit facility was approximately $2.8 million and remaining borrowing availability under the revolving credit facility was approximately $1.4 million.
•	Mobitec AB, our wholly-owned Swedish subsidiary, has credit facilities in place under agreements with Svenska Handelsbanken AB (“Handelsbanken”) pursuant to which it may currently borrow up to a maximum of 38.0 million SEK, or approximately $5.6 million (based on exchange rates at September 30, 2011) through January 31, 2012, on which date, under terms of the credit agreements, the maximum borrowing capacity will be reduced by 7.0 million SEK, or approximately $1.0 million (based on exchange rates at September 30, 2011). At September 30, 2011, borrowings due and outstanding under these credit facilities totaled 31.6 million SEK (approximately $4.7 million, based on exchange rates at September 30, 2011). Additional borrowing availability under these agreements at September 30, 2011 amounted to approximately $678,000. These credit agreements renew annually on a calendar-year basis.

•	Mobitec GmbH, our wholly-owned German subsidiary, has a credit facility in place under an agreement with Handelsbanken pursuant to which it may currently borrow up to a maximum of 912,000 EUR (approximately $1.2 million, based on exchange rates at September 30, 2011). At September 30, 2011, borrowings due and outstanding under this credit facility totaled 336,000 EUR (approximately $456,000 based on exchange rates at September 30, 2011) and additional borrowing availability amounted to approximately $784,000. The agreement under which this credit facility is extended has an open-ended term and allows Handelsbanken to terminate the credit facility at any time.
     The PNC Agreement and the BHC Agreement contain certain financial covenants with which we and our subsidiaries must comply. One such covenant in the BHC Agreement provides that the aggregate indebtedness of our foreign subsidiaries, as defined in the BHC Agreement, shall not exceed $7.0 million at any time during or at the end of any fiscal quarter. Due primarily to changes in foreign currency exchange rates from the quarter ended December 31, 2010 to the quarter ended March 31, 2011, we were not in compliance with this covenant for the quarter ended March 31, 2011, as the aggregate indebtedness of our foreign subsidiaries exceeded $7.0 million by approximately $127,000. Had foreign currency exchange rates during the quarter ended March 31, 2011 remained constant with foreign currency exchange rates as of the end of the prior quarter, the aggregate indebtedness of our foreign subsidiaries as of March 31, 2011 would have been approximately $432,000 lower than the amount we reported as of that date and no covenant violation would have occurred. BHC agreed to waive this covenant violation for the quarter ended March 31, 2011. We were in compliance with all covenants of the PNC Agreement and BHC Agreement for each of the quarters ended June 30, 2011 and September 30, 2011.
     Management believes there is a possibility that the Company may not be in compliance with some of the covenants required to be maintained under terms of the PNC Agreement and BHC Agreement for the fourth quarter of 2011. Pursuant to terms of those agreements, a covenant violation is a breach of the loan agreement and the lender then has the right to demand immediate payment of all outstanding balances due under the agreement. In the event we were not in compliance with one or more covenants in the fourth quarter of 2011, management would request waivers or amendments to the PNC Agreement and BHC Agreement. Although management expects, based on past experience, both PNC and BHC would issue a waiver or amendment, we can give no assurance of such.
Management Conclusion
     Historically, we have primarily measured our liquidity by the borrowing availability on our domestic and international revolving lines of credit, which would be determined, at any point in time, either a) by comparing our borrowing base (generally, eligible accounts receivable and inventory) to the balances of our outstanding lines of credit; or b) by analyzing unutilized borrowing capacity in circumstances the comparison to the borrowing base was not instructive. Borrowing availability on our domestic and international lines of credit is driven by several factors, including the timing and amount of orders received from customers, the timing and amount of customer billings, the timing of collections on such billings, lead times and amounts of inventory purchases, and the timing of payments to vendors, primarily on payments to vendors from whom we purchase inventory. Due to a number of factors, including net losses reported in the last twelve months, the borrowing availability on our revolving lines of credit has been negatively impacted, and the Company’s working capital has decreased. Therefore, we implemented a range of cash management procedures with an objective of working within our liquidity and capital resource constraints.
     The revolving credit facility under the PNC Agreement and the Term Loan under the BHC Agreement each matures in April 2012, requiring a combined cash payment from the Company in an amount, based on outstanding principal balances as of September 30, 2011, ranging from approximately $8.9 million to $9.3 million. Absent a transaction that would facilitate our repayment of this indebtedness before the maturity dates of the PNC and BHC Agreements we will not have adequate cash resources from operations to pay the outstanding debt balances of these two credit facilities on or before their maturity dates.
     We engaged Morgan Keegan & Company, Inc. in May of 2010 to assist us in seeking (1) refinancing options and (2) strategic alternatives. In the fourth quarter of 2010, our Board of Directors formed a Special Committee to independently assess the strategic alternatives which might be available to the Company and beneficial to our shareholders. The Special Committee engaged Morgan Keegan & Company, Inc. in the first quarter of 2011 to assist the Special Committee in seeking strategic alternatives, including, without limitation, a potential change-of-control transaction. The Special Committee periodically reports to the full Board of Directors and management on its activities.
     The Company is currently considering a number of possible alternatives in order to manage these upcoming debt payments, including, without limitation, one or more of the following:
•	Refinancing one or more of our current credit facilities;

•	Replacing one or more of our current credit facilities;

•	Extending the maturity dates on one or more of our current credit facilities; or

•	Effecting a significant strategic transaction, including a potential change-of-control transaction.
     We believe that any financing or refinancing alternative that might be available to facilitate these debt repayments would likely be significantly dilutive to existing shareholders.
     While the Company is considering and pursuing, where feasible, such strategic options, there can be no assurance that the actions of the Company or the Special Committee will result in any action or actions, nor can we provide assurances that even if one or more of these alternatives is completed, it would permit the Company to meet its upcoming debt payments.
     If we are not successful in one or more of these efforts prior to the maturity dates under the PNC and BHC Agreements, we will be required to significantly curtail or potentially cease our operations altogether or file for federal reorganization protection under Title 11 of the U.S. Code. The present uncertainty surrounding how the Company can meet these repayment obligations presently raises substantial doubt about the ability of the Company to continue as a going concern. The financial statements included in this quarterly report do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.
Impact of Inflation
     We believe that inflation has not had a material impact on our results of operations for the nine months ended September 30, 2011 and 2010. However, there can be no assurance that future inflation would not have an adverse impact upon our future operating results and financial condition.
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
U.S. Government Debt Credit Ratings
     On August 5, 2011, Standard & Poor’s (“S&P”) lowered the long-term sovereign credit rating of U.S. Government debt obligations from AAA to AA+. On August 8, 2011, S&P also downgraded the long-term credit ratings of U.S. government-sponsored enterprises. These actions initially had an adverse effect on financial markets. However, we are unable to predict the longer-term impact on such markets and the participants therein and, accordingly, are unable to predict the longer-term impact these actions will have on our operating results and financial position.
FORWARD-LOOKING STATEMENTS
     “Forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1955 appear throughout this Quarterly Report on Form 10-Q. We have based these forward-looking statements on our current expectations and projections about future events. It is important to note our actual results could differ materially from those contemplated in our forward-looking statements as a result of various factors, including the Risk Factors described in Part I, Item 1A in our 2010 Annual Report and Part II, Item 1A of this Quarterly Report, as well as all other cautionary language contained elsewhere in this Quarterly Report, most particularly in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” In some cases, readers can identify forward-looking statements by the use of words such as “believe”, “anticipate”, “expect”, “opinion”, and similar expressions. Readers should be aware that the occurrence of the events described in these considerations and elsewhere in this Quarterly Report could have an adverse effect on the business, results of operations or financial condition of the entity affected.
     Forward-looking statements in this Quarterly Report include, without limitation, the following statements regarding:
•	our ability to meet and maintain our existing debt obligations, including obligations to make current payments under such debt instruments and payments of between $8.9 and $9.3 million, based on outstanding principal balances as of September 30, 2011, under our domestic line of credit and term loan on or before their April 2012 maturity date;
•	our ability to complete one or more transactions that will permit us to meet our debt repayment obligations prior to the maturity dates of the PNC and BHC Agreements on terms and conditions favorable to the Company and its shareholders;
•	the possibility that we may not be in compliance with some of the covenants required under the PNC Agreement and the BHC Agreement for the quarter ending December 31, 2011, in which case our lenders would have the right to demand immediate payment of all outstanding balances due under those agreements;
•	our ability to meet our capital requirements, including our ability to continue as a going concern;
•	the possibility that our common stock may no longer be eligible for listing on the NASDAQ Capital Market if we cannot meet the required minimum bid price of $1 per share for ten consecutive business days prior to December 7, 2011;
•	recent legislative action affecting the transportation and/or security industry;
•	future legislative action affecting the transportation and/or security industry;
•	the impact of transit funding legislation on the market for our products;
•	the likelihood and timing of the passage of new transit funding legislation;
•	the impact of uncertainties in transit funding legislation on the markets we serve;
•	changes in federal or state funding for transportation and/or security-related funding;
•	the impact of past and current credit and economic issues in the markets we serve; and
•	our future outlook with respect to the domestic and international markets for our products.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of September 30, 2011, the Company’s disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The Company, in the normal course of its operations, is involved in legal actions incidental to the business. In management’s opinion, the ultimate resolution of these matters will not have a material adverse effect upon the current financial position of the Company or future results of operations of the Company.
ITEM 1A. RISK FACTORS
     The following risk factors supplement and/or update the risk factors the Company previously disclosed under Part I, Item 1A of the 2010 Annual Report filed with the SEC on April 15, 2011.
     Risks Related to Indebtedness, Financial Condition and Results of Operations
     If we are unable to complete one or more transactions prior to the maturity dates of the PNC and BHC Agreements we will likely not be able to meet our repayment obligations on our domestic line of credit and term loan which mature in April 2012. Our current cash on hand and expected short term revenues from operations will not be sufficient to pay the outstanding principal balances under the PNC or BHC Agreements, including, a term loan termination fee under the BHC Agreement. Based on outstanding principal balances as of September 30, 2011, we will be obligated to make a cash payment of between $8.9 and $9.3 million on or before April 30, 2012 to meet these obligations. We currently believe that we must effect one or more of the following transactions in order to manage these upcoming debt payments:
•	Refinancing one or more of our current credit facilities;

•	Replacing one or more of our current credit facilities;

•	Extending the maturity dates on one or more of our current credit facilities; or

•	Effecting a significant strategic transaction, including a potential change-of-control transaction.
If we are not successful in our efforts to complete one or more of these transactions prior to the maturity dates under the PNC and BHC Agreements, we will likely be required to significantly curtail or potentially cease our operations altogether or file for federal reorganization protection under Title 11 of the U.S. Code.
     Our current financial position and our need to complete a transaction that will address our pending cash flow needs may significantly reduce our leverage in negotiating such a transaction and could result in consummating a transaction that may be on unfavorable terms or that may materially adversely affect the value of our common stock. We believe that the Company must effect a refinancing, replacement or extension of its maturing credit facilities; a strategic transaction that may involve a change of control; or any combination of these in order to meet our pending cash flow needs and the repayment of indebtedness. As we consider one or more of these transactions, our need to effect a solution on or before the maturity dates of the PNC and BHC Agreements may have the effect of reducing our leverage with potential lenders and acquirers. Such a reduction in leverage may result in our agreement to terms and conditions that may not be as favorable to the Company and its shareholders as could otherwise be negotiated without these time constraints. It is also likely that any financing or refinancing alternatives that would be available within this timeframe would be significantly dilutive to holders of our common stock. Under either scenario, the value of our common stock may be materially and adversely affected.
     We believe we may not be able to meet certain of our covenants under the PNC Agreement and/or the BHC Agreement as of December 31, 2011, in which case either BHC or PNC would have the right to demand immediate payment of all outstanding balances due under those agreements. Management believes there is a possibility that the Company may not be in compliance with some of the covenants required to be maintained under terms of the PNC Agreement and BHC Agreement for the fourth quarter of 2011. In the event we are not in compliance with one or more covenants on December 31, 2011, management would request waivers or amendments to the PNC Agreement and BHC Agreement, although we can give no assurance of such accommodation. In the absence of a waiver or an amendment to address such a covenant violation, we will have committed a breach under the terms of those agreements, and either lender would then have the right to demand immediate payment of all outstanding balances due under the agreement. The amount to repay the obligations of the PNC Agreement and BHC Agreement, based on outstanding principal balances as of September 30, 2011, would be between approximately $8.9 and $9.3 million.
     We may be unable to continue as a going concern. The Company’s unaudited interim consolidated financial statements included in this report on Form 10-Q have been prepared based upon the assumption that the Company will continue as a going concern; however, substantial doubt exists about our ability to do so. The Company currently lacks the ability to meet its upcoming repayment obligations under the PNC Agreement and the BHC Agreement which mature in April 2012. If we are not successful in our efforts to complete a strategic corporate transaction that would facilitate our repayment of this indebtedness prior to the April 2012 maturity date, we may be required to significantly curtail or potentially cease our operations altogether or file for federal reorganization protection under Title 11 of the U.S. Code. The uncertainty surrounding how the Company can meet these repayment obligations raises substantial doubt about the ability of the Company to continue as a going concern. The financial statements included in this quarterly report do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.
     Our substantial debt could adversely affect our financial position, operations and ability to grow. As of September 30, 2011, we had total debt of approximately $15.0 million. Included in this debt are $7.9 million under our domestic and European revolving credit facilities, $5.9 million, inclusive of a termination fee, due April 30, 2012 on a term loan, a $111,000 loan due on March 31, 2012, a $975,000 loan due on October 30, 2012, a $48,000 loan due on September 7, 2012, a $15,000 loan due on November 7, 2014, and a $17,000 loan due on May 15, 2015. Our domestic revolving credit facility had an outstanding balance of $2.8 million as of September 30, 2011 and matures in April 2012. Our European revolving credit facilities had outstanding balances of $4.7 million as of September 30, 2011 under agreements with a Swedish bank with expiration dates of December 31, 2011 and an outstanding balance of $456,000 as of September 30, 2011 under an agreement with a Swedish bank with an open-ended term. Our substantial indebtedness could have adverse consequences in the future, including without limitation:
•	we may be unable to repay the portion of our indebtedness that matures in April of 2012;
•	we may not be able to comply with financial loan covenants, which could require us to incur additional expenses to obtain waivers from lenders, which could restrict the availability of financing we can obtain to support our working capital requirements, or which could result in our default under those financial instruments;
•	we may not be able to continue as a going concern;
•	we could be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, which would reduce amounts available for working capital, capital expenditures, research and development and other general corporate purposes;
•	our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate could be limited;
•	we may be more vulnerable to general adverse economic and industry conditions;
•	we may be at a disadvantage compared to our competitors that may have less debt than we do;
•	it may be more difficult for us to obtain additional financing that may be necessary in connection with our business;
•	it may be more difficult for us to implement our business and growth strategies; and
•	we may have to pay higher interest rates on future borrowings.
     Risks Related to Our Equity Securities
     Our common stock will be delisted from the NASDAQ Capital Market if we cannot meet the required minimum bid price of $1 per share for a period of ten consecutive business days prior to December 7, 2011. Our common stock currently trades on the NASDAQ Capital Market (“NASDAQ”). On June 10, 2011, we received a letter (the “Notification Letter”) from NASDAQ notifying us that we no longer met NASDAQ’s continued listing requirement under Listing Rule 5550(a)(2) because the closing bid price of our common stock had been below $1.00 for 30 consecutive business days (the “Bid Price Rule”). In order to regain compliance with the Bid Price Rule, the closing bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days. If we do not regain compliance by December 7, 2011, NASDAQ will provide written notification to us that our common stock will be subject to delisting from the NASDAQ Capital Market. We may, however, be eligible for an additional grace period if we satisfy the initial listing standards (with the exception of the Bid Price Rule) for listing on the NASDAQ Capital Market and present a plan to regain compliance with the $1.00 minimum closing price requirement. However, if it appears to NASDAQ that we will not be able to cure the deficiency or if we are otherwise not eligible, our common stock would be subject to delisting. While there is a right to appeal NASDAQ’s determination to delist our common stock, there can be no assurance they would grant our request for continued listing.
     If delisted from The NASDAQ Capital Market, our common stock will likely be quoted in the OTC Bulleting Board or in the over-the-counter market in the so-called “pink sheets”. A delisting of our common stock could adversely affect our ability to attract new investors, decrease the liquidity of our outstanding shares of common stock, reduce our flexibility to raise additional capital or engage in other strategic financing alternatives, reduce the price at which our common stock trades and increase the transaction costs inherent in trading such shares with overall negative effects for our shareholders. In addition, delisting of our common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, and might deter certain institutions and persons from investing in our securities at all. For these reasons and others, delisting could adversely affect our business, financial condition and results of operations.

     Risks Related to Our International Operations
     The recent European debt crisis could have a material adverse effect on our international operations. The recent European debt crisis and related European financial restructuring efforts have contributed to instability in global credit markets and may cause the value of the European Union euro to further deteriorate. If global economic and market conditions, or economic conditions in Europe, the United States or other key markets remain uncertain or deteriorate further, the value of the European Union euro and the credit market may weaken. While we do not transact a significant amount of business in Greece or Italy, the general financial instability in those countries could have a contagion effect on the region and contribute to the general instability and uncertainty in the European Union. If this were to occur, it could adversely affect our European customers and suppliers and in turn have a materially adverse effect on our international business and results of operations.
ITEM 6. EXHIBITS
     The following documents are filed herewith or have been included as exhibits to previous filings with the SEC and are incorporated herein by this reference:

Exhibit No.	Document
10.1	Contract A Supplementary Overdraft Facility, dated as of February 25, 2011, by and between Mobitec AB and Svenska Handelsbanken AB (incorporated by reference to the Company’s current report on Form 8-K, filed with the SEC on March 3, 2011).

10.2	Contract A Account with Overdraft Facility, dated as of February 25, 2011, by and between Mobitec AB and Svenska Handelsbanken AB (incorporated by reference to the Company’s current report on Form 8-K, filed with the SEC on March 3, 2011).

10.3	Contract A Supplementary Overdraft Facility, dated as of May 30, 2011, by and between Mobitec AB and Svenska Handelsbanken AB (English translation) (incorporated by reference to the Company’s current report on Form 8-K, filed with the SEC on June 3, 2011).

10.4	Contract A Supplementary Overdraft Facility, dated as of August 30, 2011, by and between Mobitec AB and Svenska Handelsbanken AB (English translation) (incorporated by reference to the Company’s current report on Form 8-K, filed with the SEC on September 6, 2011).

10.5	Contract A Supplementary Overdraft Facility, dated as of October 19, 2011, by and between Mobitec AB and Svenska Handelsbanken AB (English translation) (incorporated by reference to the Company’s current report on Form 8-K, filed with the SEC on October 24, 2011).

31.1	Section 302 Certification of David L. Turney (filed herewith).

31.2	Section 302 Certification of Kathleen B. Oher (filed herewith).

32.1	Section 906 Certification of David L. Turney (filed herewith).

32.2	Section 906 Certification of Kathleen B. Oher (filed herewith).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRI CORPORATION

Signature:	/s/ Kathleen B. Oher
By:	Kathleen B. Oher
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	November 21, 2011